Form 10-K
period 2011-12-31
Hughes Satellite Systems Corp
filed 2012-03-30
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO                 .

Commission file number: 333-179121

Hughes Satellite Systems Corporation

(Exact name of registrant as specified in its charter)

Colorado	45-0897865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 706-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2011 was $0.

As of March 28, 2012, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format. This Annual Report on Form 10-K also constitutes a special financial report being filed pursuant to Rule 15d-2 under the Exchange Act.

DOCUMENTS INCORPORATED BY REFERENCE

None

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I) (2) (a) and (c) of Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform with our expectations and predictions is subject to a number of risks and uncertainties.  For further discussion see Item 1A.  Risk Factors.  The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•                  Our EchoStar Satellite Services segment currently derives a substantial portion of its revenue from DISH Network Corporation (“DISH Network”).  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of transponder leasing, provision of digital broadcast services and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

•                  Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•                  If we are unable to properly respond to technological changes, our business could be significantly harmed.

•                  Certain of our sales to DISH Network could be terminated or substantially curtailed on short notice, which would have a detrimental effect on us.

•                  We may be required to raise and refinance indebtedness during unfavorable market conditions.

•                  We may experience significant financial losses on our existing investments.

•                  We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

•                  We may not be aware of certain foreign government laws or regulations or changes to them which could have a significant adverse impact on our business.

•                  Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

•                  Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of or infringement of our intellectual property rights could have a significant adverse impact on our business.

•                  Any failure or inadequacy of our information technology infrastructure or those of our third-party service providers could harm our business.

•                  We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•                  We are a wholly owned subsidiary of EchoStar Corporation (“EchoStar”) and do not operate as an independent company.

•                  EchoStar has not been an independent company for a significant amount of time and it may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

•                  We rely on key personnel and the loss of their services may negatively affect our businesses.

•                  We have substantial debt outstanding and may incur additional debt.

i

Risks Affecting Our Business Segments

•                  We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•                  Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

•                  Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

•                  Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

•                  Our business is subject to risks of adverse government regulation.

•                  Our business depends on Federal Communications Commission (“FCC”) licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

•                  Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

•                  Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

•                  We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our uninsured satellites fails.

•                  The enterprise network communications industry is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our enterprise groups.

•                  The consumer network communications market is highly competitive.  We may be unsuccessful in competing effectively against fiber, Digital Subscriber Line (“DSL”), cable service providers and other satellite broadband providers in the consumer market.

•                  We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

•                  We currently have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

•      The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity for our Hughes segment could harm our results of operations.

•                  If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

•                  We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

•                  Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

•                  Although we expect that the Hughes Acquisition (as defined below) will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

Other Risks

•                  We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership and management.

•                  We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

ii

•                  Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

•                  We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.  We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the SEC.

In this report, the words “HSS,” the “Company,” “we,” “our” and “us” refer to Hughes Satellite Systems Corporation and its subsidiaries, unless the context otherwise requires.  “EchoStar” refers to EchoStar Corporation and its subsidiaries, unless the context otherwise requires. “DISH Network” refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

PART I

Item 1.    BUSINESS

OVERVIEW

We are a holding company and a direct, wholly-owned subsidiary of EchoStar, a publicly traded company listed on the Nasdaq Global Select Market under the symbol “SATS.”  We were formed under Colorado law in March 2011 as EH Holding Corporation, and were renamed Hughes Satellite Systems Corporation in October 2011. All of our common stock is held by EchoStar Corporation.

On June 8, 2011, EchoStar completed its acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. (together with its subsidiaries “Hughes Communications”) pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between EchoStar, certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  In addition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  The funding of the Hughes Acquisition was supported by our issuance of $1.1 billion of 6 1/2% senior secured notes due 2019 (the “Senior Secured Notes”) and $900 million of 7 5/8% senior unsecured notes due 2021 (the “Senior Notes” and, together with the Senior Secured Notes, the “Notes”).  In addition to the debt securities issued, EchoStar contributed cash and marketable investment securities to us and forgave certain of our net intercompany accounts payable totaling $609 million. For information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors.”

Following the Hughes Acquisition, we operate two primary segments:

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in this report effective June 9, 2011.  See Note 11 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion of the Hughes Acquisition.

Effective January 1, 2008, DISH Network completed its distribution to EchoStar (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities.  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent company, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.echostar.com.

Item 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition or results of operation could be materially and adversely affected.

General Risks Affecting Our Business

Our EchoStar Satellite Services segment currently derives a substantial portion of its revenue from DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of transponder leasing, provision of digital broadcast services and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 22.7%, 79.5% and 76.1% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  Any reduction in sales to DISH Network or in the prices they pay for services they purchase from us could have a significant negative impact on our business.  In addition, because a significant portion of our revenue is derived from DISH Network, our success also depends to a significant degree on the continued success of DISH Network in attracting new subscribers and in marketing programming packages and other services.

There are a relatively small number of potential new customers for our EchoStar Satellite Services segment, and we expect this customer concentration to continue for the foreseeable future.  Therefore, the operating results from our EchoStar Satellite Services segment will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers.  In addition, we may, from time to time, enter into customer agreements providing for exclusivity periods during which we may sell a specified product only to that customer.  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

Historically, many potential customers of our EchoStar Satellite Services segment have perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared management services).

Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

Our business depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services.  The U.S. and world economy experienced significant slowdown and other weaknesses in the past few years, and the economic environment may continue to be unfavorable in the future.

Our ability to grow or maintain our business may be adversely affected by sustained economic weakness, including the effect of wavering consumer confidence, high unemployment and other factors that may adversely affect pay-TV service providers and the telecommunications industry.  In particular, the weak economic conditions may result in the following:

•                  Decreased Demand and Increased Pricing Pressure.  Subscribers to pay-TV and broadband internet services may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for programming packages from pay-TV providers and end-customers, which may in turn adversely affect us. In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the U.S. and world economic conditions continue to be volatile or deteriorate further or if the telecommunications industry experiences future weakness, we could experience reduced demand for, and pricing pressure on, our products and services which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

•                  Excess Satellite Capacity.  There is an increased risk of having excess satellite capacity resulting from possible decreased demand for pay-TV services and other services utilizing satellite transmission.

•                  Increased Impairment Charges.  Sustained economic weakness could result in substantial future impairment charges relating to, among other things, satellites, FCC authorizations, goodwill and intangibles, and our debt and equity investments.

If we are unable to properly respond to technological changes, our business could be significantly harmed.

Our business and the market in which we operate are characterized by rapid technological changes, evolving industry standards and frequent product and service introductions and enhancements.  If we are unable to properly respond to or keep pace with technological developments, or fail to develop new technologies, our existing products and services may become obsolete and demand for our products and services may decline.  Even if we keep up with technological innovation, we may not meet the demands of the network communications market.  If we are unable to respond to or keep pace with technological advances on a cost-effective and timely basis, or if our products, applications or services are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

We and our suppliers may not be able to keep pace with technological developments.  If we fail to timely obtain such technologies from our suppliers or introduce products and services with superior technologies, if the new technologies developed by us or our partners fail to achieve sustained acceptance in the marketplace or become obsolete, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, we could suffer a material adverse effect on our future competitive position that could in turn decrease our revenues and earnings.  Furthermore, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.  Even if we keep up with technological innovation, we may not meet market demands.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of such employees is intense.  Although we strive to attract and retain these employees, we may not succeed in this respect.

Certain of our sales to DISH Network could be terminated or substantially curtailed on short notice, which would have a detrimental effect on us.

DISH Network has only certain obligations to purchase certain services from our EchoStar Satellite Services segment.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations and financial position.

Furthermore, if we lose DISH Network as a customer, it will be difficult for us to replace, in whole or in part, our historical revenues from DISH Network because there are a relatively small number of potential customers for our products and services, and we have had limited success in attracting such potential customers in the past.

We may be required to raise and refinance indebtedness during unfavorable market conditions.

We may need to raise additional debt in order to fund ongoing operations or to capitalize on our business opportunities.  Recent developments in the financial markets have made it more difficult for issuers of high yield indebtedness such as us to access capital markets at reasonable rates. Currently, we have not been materially impacted by events in the current credit market. However, we cannot predict with any certainty whether or not we will be impacted in the future by the current conditions which may adversely affect our ability to secure additional financing to support our growth initiatives.

In addition, weakness in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all.  Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In particular, it may be difficult for us to raise debt financing on acceptable terms.  In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions.  We cannot predict with any certainty whether or not we will be impacted by sustained economic weakness.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments in North and South America, Asia and elsewhere.  These investments involve a high degree of risk and could diminish our ability to invest capital in our business.  The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.  These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources.  In particular, the laws, regulations and practices of certain countries may make it harder for our international investments to be successful.  If our investments suffer losses, our financial condition could be materially adversely affected.  In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to buy other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  In addition, we have entered, and may continue to enter, into strategic transactions and investments in North and South America, Asia and elsewhere.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

•                  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•                  possible adverse effects on our operating results during the integration process;

•                  exposure to significant financial losses if the transactions and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction;

•                  the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments; and

•                  the risks associated with complying with regulations applicable to the acquired business which may cause us to incur substantial expenses.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses or be distributed to our parent. Commitment of this capital may cause us to defer or suspend any capital expenditures that we otherwise may have made.

We have made and will continue to make significant investments in research, development, and marketing for new products, services and related technologies, as well as entry into new business areas.  Investments in new technologies and business areas are inherently speculative and commercial success thereof depends on numerous factors including innovativeness, quality of service and support, and effectiveness of sales and marketing.  We may not achieve revenue or profitability from such investments for a number of years, if at all.  Moreover, even if such products, services, technologies and business areas become profitable, their operating margins may be minimal.

We may not be aware of certain foreign government laws or regulations or changes to them which could have a significant adverse impact on our business.

Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We, our customers and companies with whom we do business may be required to have authority from each country in which we or they provide services or provide our customers use of our satellites.  Because laws and regulations in each country are different, we may not be aware if some of our customers and/or companies with which we do business do not hold the requisite licenses and approvals.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with foreign national requirements for the registration of satellites and associated obligations.  We may not be aware of the laws for new markets in which we intend to conduct business.  Furthermore, for those countries in which we are presently conducting business, the requirements relating to satellite registration and satellite services could be changed. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries.

We must comply with all applicable export control laws and regulations of the U.S. and other countries. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain hardware, technical data and services relating to satellites is regulated by the U.S. Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security under EAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.  Our policies mandate compliance with these laws.  However, we operate in many parts of the world that have experienced corruption to some degree.  If we are found to be liable for violating these laws, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of or infringement of our intellectual property rights could have a significant adverse impact on our business.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our results of operations.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.  Moreover, due to the rapid pace of technological change, we rely in part on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses or other required intellectual property rights from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected. Technology licensed from third parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.  For example, in February 2012, ViaSat and its subsidiary ViaSat Communications filed a lawsuit in the U.S. District Court for the Southern District of California against Space Systems Loral (“SS/L”), the manufacturer of EchoStar XVII/Jupiter, formerly known as Jupiter 1, our next generation satellite currently under construction.  ViaSat alleges, among other things, that SS/L infringes four different patents, and has breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII/Jupiter and other satellites.  While we are not a named party to this matter, an adverse decision against SS/L could have a significant impact on our business operations and impair our ability to make use of the EchoStar XVII/Jupiter satellite or use the satellite in the timeframe we have anticipated.

Any failure or inadequacy of our information technology infrastructure or those of our third-party service providers could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems.  Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.  We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations. In addition, our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims, which arise in the ordinary course of business.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement.  If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position.

We are a wholly owned subsidiary of EchoStar and do not operate as an independent company.

We rely on EchoStar for a substantial portion of our administrative and management functions and services including human resources-related functions, accounting, tax administration, legal, external reporting, treasury administration, internal audit and insurance functions, information technology and telecommunications services and other support services.  While we have access to certain of Hughes Communications’ infrastructure, we do not have systems and resources in place to perform all these functions or services.  Instead, we generally receive these services pursuant to an arrangement between us and EchoStar.  EchoStar in turn receives certain of these services from DISH Network pursuant to a management services agreement and a professional services agreement entered into between them. We anticipate continuing to rely upon DISH Network to provide many of these services. If our intercompany arrangement with EchoStar were to terminate, or if EchoStar no longer receives certain services from DISH Network, we would need to obtain agreements with third-party service providers or obtain additional internal resources, neither of which may be available on acceptable terms or at all.

EchoStar has not been an independent company for a significant amount of time and it may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

Prior to the Spin-off from DISH Network, EchoStar’s business (including our EchoStar Satellite Services segment) was operated by DISH Network as part of its broader corporate organization, rather than as an independent company.  DISH Network’s senior management oversaw the strategic direction of EchoStar’s and our businesses and DISH Network performed various corporate functions for EchoStar and us, including, but not limited to:

•                  human resources related functions;

•                  accounting;

•                  tax administration;

•                  legal and external reporting;

•                  treasury administration, investor relations, internal audit and insurance functions; and

•                  information technology and telecommunications services.

DISH Network and its affiliates are currently obligated to provide certain of these functions to EchoStar and us pursuant to the management services agreement and the professional services agreement between EchoStar and DISH Network.  See Note 15 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  If DISH Network does not continue to perform effectively the services that are called for under the management services agreement and the professional services agreement, we may not be able to operate our business effectively.  In addition if, once the management services agreement and the professional services agreement terminate, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost-effectively, we may not be able to operate our business effectively and our profitability may decline.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have certain agreements limiting their ability to work for or consult with competitors if they leave us, we generally do not have employment agreements with them. Paul W. Orban, our Controller, provides services to us pursuant to a management services agreement with DISH Network.  To the extent these and other officers are performing services to both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2011, our total debt, including the debt of our subsidiaries, was approximately $2.533 billion.  Our debt levels could have significant consequences, including:

•                  making it more difficult to satisfy our obligations;

•                  having a dilutive effect on our outstanding equity capital or future earnings;

•                  increasing our vulnerability to general adverse economic conditions, including changes in interest rates;

•                  limiting our ability to obtain additional financing;

•                  requiring us to devote a substantial portion of our available cash and cash flow to make interest and principal payments on our debt, thereby reducing the amount of available cash for other purposes;

•                  limiting our financial and operating flexibility in responding to changing economic and competitive conditions; and

•                  placing us at a disadvantage compared to our competitors that have relatively less debt.

In addition, we may incur substantial additional debt in the future.  The terms of the indentures relating to the Notes permit us to incur additional debt.  If new debt is added to our current debt levels, the risks we now face could intensify.

Risks Affecting Our Business Segments

We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

We compete against larger, well-established satellite service companies, such as Intelsat, SES S.A. and Telesat.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance.  Our EchoStar Satellite Services segment also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies, which have occurred in our satellites and the satellites of other operators as a result of various factors, such as satellite design and manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our operations and revenues and our relationship with current customers, as well as our ability to attract new customers.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

Some decommissioned spacecraft are in uncontrolled orbits, which pass through the geostationary belt at various points and present hazards to operational spacecraft, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however as to the actual operational lives of our satellites which may be shorter than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations.  Such a relocation would require FCC approval and, among other things, a showing to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite.  We cannot be certain that we could obtain such FCC approval.  In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without a substantial utilization of fuel.  Any such utilization of fuel would reduce the operational life of the replacement satellite.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Construction and launch delays could materially and adversely affect our ability to generate revenues.  Historically, we have not carried launch insurance on our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the International Telecommunication Union (“ITU”).  These regulations are subject to the political process and have changed from time to time.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, Congress often considers legislation that could affect us and enacts legislation that does affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite transmissions and the use of frequencies often are dependent on coordination with other satellite systems operated by U.S. or foreign satellite operators, and it can be difficult to determine the outcome of these coordination agreements with these other entities.  The impact of a coordination agreement may result in the loss of rights to the use of certain frequencies or access to certain markets. The significance of such a loss would vary and it can therefore be difficult to determine which portion of our revenues will be impacted.

Furthermore the satellite coordination process is conducted under the guidance of the ITU radio regulations and the national regulations of the satellites involved in the coordination process.  These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, SS/L and Thales Alenia Space.  There are also a limited number of launch service providers able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our uninsured satellites fails.

Historically, we have not carried launch or in-orbit insurance on the satellites we use.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII/Jupiter, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges.

The enterprise network communications industry is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our enterprise groups.

We operate in a highly competitive enterprise network communications industry in the sale and lease of our products and services.  This industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  We face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable Internet build-out.  It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines.  We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting small and medium businesses and smaller independent systems integrators on procurement projects.

The consumer network communications market is highly competitive.  We may be unsuccessful in competing effectively against fiber, DSL, cable service providers and other satellite broadband providers in the consumer market.

We face competition in our consumer group primarily from fiber, DSL and cable Internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer satellite Internet access services in competition with ours in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

Our primary competitor for consumer satellite Internet access services is ViaSat Communications, which is owned by ViaSat.  Following the commencement of service on ViaSat-1 by ViaSat Communications and prior to the commencement of service on EchoStar XVII/Jupiter, ViaSat Communications may be in a better position economically to offer faster connection speeds than us, and there can therefore be no assurance that our product offerings will remain competitive with those of ViaSat Communications.  As discussed above, there can be no assurance that the expected launch of EchoStar XVII/Jupiter in the summer of 2012 will not be delayed or will not fail.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•                  Components.  A limited number of suppliers and in some cases a single supplier manufacture some of the key components required to build our products.  These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply.  If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis.  In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.

•                  Commodity Price Risk.  Many of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months.  Fluctuations in pricing of raw materials have the ability to affect our product costs.  Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

•                  Manufacturing.  While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•                  Installation and customer support services.  Each of our North American and international operations utilizes a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by offshore call centers.  Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

We currently have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease more of this capacity to third parties.

While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity.  In addition, especially in light of the potential continued lack of demand for satellite services as a result of sustained economic weakness, there can be no assurance that we can successfully develop the business opportunities we currently plan to pursue with this capacity.  If we are unable to lease our excess satellite capacity to third parties, our margins would be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing broadband customers are not expected to utilize our SPACEWAY 3 satellite.  If future demand does not meet our expectations, we will be committed to maintaining excess transponder capacity for which we will have no, or insufficient, revenues to cover our costs, which would have a negative impact on our margins and results of operations.  We have transponder capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America.  In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected, to the extent SPACEWAY 3 and EchoStar XVII/Jupiter are unable to satisfy the associated demand.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and our quality control procedures.  In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards.  Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements.  The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; and (vi) the issuance of credits to customers and other losses to us, our customers or end users.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability.

We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

As a provider of telecommunications in the U.S., we are presently required to contribute a fee, which is based upon a percentage of our revenues from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers.  This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers.  If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties.  In addition, the FCC is considering substantial changes to its Universal Service Fund contribution and distribution rules.  These changes could impact our future contribution obligations and those of third parties that provide communication services to our business.  Any such change to the Universal Service Fund contribution rules could adversely affect our costs of providing service to our customers. In addition, changes to the Universal Service Fund distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the U.S. accounted for approximately 19.2%, 3.2% and 4.8% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.  We expect our foreign operations to continue to represent a significant portion of our business.  We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates, the United Kingdom and China, among other nations.  Over the last 20 years, Hughes Communications has sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•                  Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation.  We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities. Applicable law in such foreign countries may also limit our ability to distribute or access our assets in certain circumstances. In such event, we will not have access to the cash flow and assets of our joint ventures.

•                  Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•                  Restrictions on space station landing rights/coordination.  Satellite market access and landing rights are dependent on the national regulations established by foreign governments, including, but not limited to: (a) national coordination requirements and registration requirements for satellites; and (b) reporting requirements of national telecommunications regulators with respect to service provision and satellite performance.

•                  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenues; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make available “free” satellite capacity for national social programming, which may impact our revenue.

•                  Significant competition in our international markets.  Outside North America, we have traditionally competed for hardware and services sales primarily in Europe, Brazil and India and focused only on hardware revenues in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•                  Changes in exchange rates between foreign currencies and the U.S. dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  These fluctuations in currency exchange rates have affected, and may in the future affect, revenue, profits and cash earned on international sales.  In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

•                  Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war.  As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes.  Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

•                  Competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors.  Many of the countries in which we conduct business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider.  We face competition from these favored and entrenched companies in countries that have not deregulated.  The slower pace of deregulation in these countries, particularly in Asia and Latin America, has adversely affected the growth of our business in these regions.

•                  Customer credit risks.  Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in the foreign countries in which we operate.

Although we expect that the Hughes Acquisition will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

EchoStar acquired Hughes Communications on June 8, 2011.  Achieving the expected benefits of the Hughes Acquisition will depend in part on our ability to integrate Hughes Communications’ operations, technology and personnel in a timely and efficient manner.  We have incurred substantial direct transaction costs associated with the

Hughes Acquisition, and will incur additional costs associated with consolidation and integration of operations.  The integration of Hughes Communications is complex, time-consuming, and expensive, and may disrupt our business or result in the loss of our or Hughes Communications’ customers or key employees or the diversion of our management’s attention.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our principal core business objectives.  There can be no assurance that the integration will be completed as quickly as we expect or that the Hughes Acquisition will achieve its expected benefits.  Moreover, issues arising from the integration of EchoStar and Hughes Communications, including, among others, differences in corporate culture, may affect our ability to retain technically skilled employees of either company.  If we are unable to attract and retain technically skilled employees, we may not be able to respond to changes in technologies and, as a result, our competitive position could be materially and adversely affected.

If the total costs of the Hughes Acquisition exceed estimates or if the expected benefits of the Hughes Acquisition do not exceed the total costs of the Hughes Acquisition, our business, financial condition and results of operations could be materially adversely affected.

Other Risks

We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership and management.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•                  Cross officerships, directorships and stock ownership. We continue to have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests.  Certain of EchoStar’s executive officers and directors also serve as executive officers of DISH Network.  DISH Network’s Corporate Controller provides us with services pursuant to a management services agreement between EchoStar and DISH Network and provides the same services to DISH Network.  EchoStar’s Board of Directors includes persons who are members of the Board of Directors of DISH Network.  The executive officers and the members of EchoStar’s Board of Directors who overlap with DISH Network have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of EchoStar’s directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen, who beneficially owns approximately 53.2% of the total equity (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and controls approximately 90.4% of the voting power of DISH Network (assuming no conversion of the Class B Common Stock).  Mr. Ergen’s beneficial ownership of DISH Network excludes 4,245,151 shares of DISH Network Class A Common Stock issuable upon conversion of shares of DISH Network Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 2.0% of the total equity securities of DISH Network (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 1.6% of the total voting power of DISH Network.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network. Furthermore, Charles W. Ergen, our Chairman, is employed by both DISH Network, EchoStar and us, and Paul W. Orban, our Corporate Controller is a DISH Network employee who provides us services pursuant to a management services agreement EchoStar entered into with DISH Network.

•                  Intercompany agreements related to the Spin-off.  EchoStar entered into agreements with DISH Network pursuant to which DISH Network provides EchoStar and us certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH Network an amount equal to DISH

Network’s cost plus a fixed margin.  In addition, EchoStar entered into a number of intercompany agreements covering matters such as tax sharing and its responsibility for certain liabilities previously undertaken by DISH Network for certain of its businesses.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.  In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

•                  Additional intercompany transactions.  DISH Network or its affiliates have and will continue to enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of EchoStar’s committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

•                  Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We do not have any agreements with DISH Network that would prevent us from competing with each other.

We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  On June 8, 2011, EchoStar completed the Hughes Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities. If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and EchoStar’s stock price may suffer.

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, EchoStar’s Chairman, beneficially owns approximately 50.7% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 75.6% of the total voting power.  Mr. Ergen’s beneficial ownership of EchoStar excludes 8,734,250 shares of EchoStar’s Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 18.3% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 16.9% of EchoStar’s total voting power.  Thus, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and is, therefore, not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and

(iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.         UNRESOLVED STAFF COMMENTS

None

Item 2.            PROPERTIES

The following table sets forth certain information concerning our principal properties related to our EchoStar Satellite Services segment (“ESS”) and Hughes segment (“Hughes”).  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.  We own or lease capacity on 11 satellites which are used in our EchoStar Satellite Services and Hughes segments.

Location	Owned/ Leased	Segment(s) Using Property	Function
Englewood, Colorado	Leased	ESS(3)	Corporate headquarters
Germantown, Maryland(1)	Owned	Hughes	Office space and engineering lab, network operations, shared hubs
Cheyenne, Wyoming(1)	Leased	ESS(3)	Digital broadcast operations center
Gilbert, Arizona(1)	Leased	ESS(3)	Digital broadcast operations center
Monee, Illinois	Leased	ESS(3)	Regional digital broadcast operations center
New Braunfels, Texas	Leased	ESS(3)	Regional digital broadcast operations center
Quicksburg, Virginia	Leased	ESS(3)	Regional digital broadcast operations center
Spokane, Washington	Leased	ESS(3)	Regional digital broadcast operations center
Orange, New Jersey	Leased	ESS(3)	Regional digital broadcast operations center
Black Hawk, South Dakota(1)	Leased	ESS(3)	Spacecraft autotrack operations center
Baker, Montana(1)	Leased	ESS(3)	Spacecraft autotrack operations center
Gaithersburg, Maryland	Leased	Hughes	Manufacturing, test
Gaithersburg, Maryland	Leased	Hughes	Engineering and administrative, office space
Gurgaon, India(2)	Leased	Hughes	Development center
Gurgaon, India(1) (2)	Leased	Hughes	Corporate headquarters (Hughes Communication India Limited), shared hub, operations, warehouse
Las Vegas, Nevada(1)	Leased	Hughes	Shared hub, antennae yards, backup network operation and control center for SPACEWAY, gateways
Griesheim, Germany(1)	Leased	Hughes	Office space, shared hub, operations, warehouse
San Diego, California	Leased	Hughes	Engineering, sales
Barueri, Brazil(1)	Leased	Hughes	Warehouse, shared hub
Southfield, Michigan(1)	Leased	Hughes	Shared hub
Milton Keynes, United Kingdom	Leased	Hughes	Corporate headquarters (Europe) and operations
Bangalore, India(2)	Leased	Hughes	Office space, guest house
Kolkata, India(2)	Leased	Hughes	Warehouse, office space, studio
Lindon, Utah	Leased	Hughes	Office space, engineering
Sao Paulo, Brazil	Leased	Hughes	Corporate headquarters (Brazil)
New Delhi, India	Leased	Hughes	Corporate headquarters (India)
Mumbai, India(2)	Leased	Hughes	Warehouse, office space
Alexandria, Virginia	Leased	Hughes	Warehouse
Beijing, China(2)	Leased	Hughes	Sales, marketing, operations
Gaithersburg, Maryland	Leased	Hughes	Warehouse, garage
Rockville, Maryland(2)	Leased	Hughes	Corporate office for subsidiary
Rome, Italy	Leased	Hughes	Sales, marketing
Chicago, Illinois	Leased	Hughes	Sales, marketing
Moscow, Russia	Leased	Hughes	Sales, marketing
Dubai, United Arab Emirates	Leased	Hughes	Sales, marketing
Lomas de Chaputepec, Mexico	Leased	Hughes	Sales, marketing, operations
Fort Lauderdale, Florida	Leased	Hughes	Sales
San Jose, California(2)	Leased	Hughes	Sales

(1)             We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)             These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)             These properties used in the ESS segment are owned or leased by EchoStar Corporation or its subsidiaries.

Item 3.    LEGAL PROCEEDINGS

We are periodically involved in litigation in the ordinary course of our business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4.    MINE SAFETY DISCLOSURES

None.

PART II

Item 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 28, 2012, all of our 1,000 issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock.

Cash Dividends.  Payment of any future dividends will depend upon our earnings and capital requirements, contractual restrictions, and other factors the Board of Directors considers appropriate. Our ability to declare dividends is affected by covenants in our indentures.

Item 7.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report.  This management’s narrative analysis is intended to help provide an understanding of our results of operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in this report, including under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

We are a holding company, whose subsidiaries operate two primary segments:  the EchoStar Satellite Services segment and the Hughes segment.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses ten of our owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of December 31, 2011 and 2010, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.285 billion and $1.054 billion, respectively, and contracted backlog attributable to satellites under construction of $621 million and $1.1 billion, respectively.  Of these amounts, we expect approximately $230 million to be recognized in 2012.

Dependence on DISH Network.  We depend on DISH Network for a substantial portion of the revenue for our EchoStar Satellite Services segment.  Therefore, our results of operations are and will for the foreseeable future be closely linked to the performance of DISH Network’s pay-TV service.

While we expect to continue to provide satellite services to DISH Network for the foreseeable future, its satellite capacity requirements may change for a variety of reasons, including the launch of its own additional satellites.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.

In addition, because the number of potential new customers for our EchoStar Satellite Services segment is small, our current customer concentration is likely to continue for the foreseeable future.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us.  Many of these customers may continue to view us as a competitor given the common ownership we continue to share with DISH Network.

Additional Challenges for our EchoStar Satellite Services Segment.  Our ability to expand revenues in the EchoStar Satellite Services segment will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers.  As a result, to grow our EchoStar Satellite Services segment we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers.  However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or develop the sales and marketing expertise necessary to sell such services profitably.

In addition, as our satellite fleet ages, we will be required to evaluate replacement alternatives such as acquiring, leasing or constructing additional satellites, with or without customer commitments for capacity, which may require us to seek additional financing.  However, there can be no assurance that such financing will be available to fund any such replacement alternatives on terms that would be attractive to us or at all.

Hughes Segment

On June 8, 2011, EchoStar completed the Hughes Acquisition, pursuant to the Hughes Agreement by and between us, certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, each issued and outstanding share of common stock and vested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  In addition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  The funding of the Hughes Acquisition was supported by our issuance of the Notes.  See Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.  In addition to the debt securities issued, EchoStar contributed cash and marketable investment securities to us and forgave certain of our net intercompany accounts payable totaling $609 million.  For information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors.”

Our Hughes segment provides satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

In June 2009, Hughes Communications, Inc. entered into a contract for construction of EchoStar XVII/Jupiter, our next-generation, geostationary high throughput satellite. EchoStar XVII/Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We anticipate launching EchoStar XVII/Jupiter in the summer of 2012.

As of December 31, 2011, we had approximately 626,000 customers that subscribe to our Hughes segment’s consumer and small/medium enterprise service.  In addition, as of December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.036 billion.  Of this amount, we expect approximately $370 million to be recognized in 2012.

Additional Challenges for our Hughes Segment.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and successful launch and deployment of our EchoStar XVII/Jupiter satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  In addition, following the commencement of service on ViaSat-1 and prior to the commencement of service on EchoStar XVII/Jupiter, ViaSat Communications may be in a better position to offer faster connection speeds more economically than us, which could adversely impact our ability to add new subscribers and our consumer revenues.

An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.  The growth of the enterprise business is also impacted by global economic conditions.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Adverse Economic Conditions

Our ability to grow or maintain our business may be adversely affected by weak global and domestic economic conditions, including wavering consumer confidence and constraints on discretionary purchasing, unemployment, tight credit markets, declines in global and domestic stock markets, falling home prices and other factors that may adversely affect the markets in which we operate.  Our ability to increase our income or to generate additional revenues will depend in part on our ability to organically grow our businesses, identify and successfully exploit opportunities to acquire other businesses or technologies, and enter into strategic partnerships.  These activities may require significant additional capital that may not be available on terms that would be attractive to us or at all.  In particular, volatile credit markets, which have significantly impacted the availability and cost of financing, specifically in the leveraged finance markets, may significantly constrain our ability to obtain financing to support our growth initiatives.  These developments in the credit markets may increase our cost of financing and impair our liquidity position.  In addition, these developments may cause us to defer or abandon business strategies and transactions that we would otherwise pursue if financing were available on acceptable terms.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue. “Services and other revenue” primarily includes the sale of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Equipment revenue. “Equipment revenue” primarily includes the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Services and other revenue— DISH Network. “Services and other revenue— DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, telemetry, tracking and control, and other services provided to DISH Network.

Cost of sales - services and other. “Cost of sales — services and other” primarily includes the cost of broadband services sold to customers in our enterprise and consumer customers, as well the cost of providing maintenance and other contracted services. “Cost of sales — services and other” also includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, telemetry, tracking and control, and other services.

Cost of sales — equipment. “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by DISH Network and other third parties.

Research and development expenses.  “Research and development expenses” consist primarily of costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

Interest income. “Interest income” consists primarily of interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes” and “Depreciation and amortization.” EBITDA is not a measure determined in accordance with GAAP. This “non-GAAP measure” is reconciled to “Net income (loss) attributable to HSS” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

RESULTS OF OPERATIONS

Basis of Presentation

The following narrative analysis of our results of operations is presented on a historical basis.  Our historical financial statements prior to the Hughes Acquisition and related financing transactions reflect the historical financial position and results of combined operations of entities included in the consolidated financial statements of EchoStar that generally represent EchoStar’s satellite services business.  The assets and liabilities included in these historical financial statements were contributed to us, effective March 2011.  Our results of operations for the year ended December 31, 2011 include those of Hughes Communications after June 8, 2011, the date of completion of the Hughes Acquisition.  Therefore, our results of operations for the year ended December 31, 2011 are not comparable to our results of operations for the year ended December 31, 2010.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

	For the Years Ended
	December 31,		Variance
Statement of Operations Data	2011	2010	Amount	%
	(In thousands)
Revenue:
Services and other revenue	$574,590	$52,643	$521,947	*
Equipment revenue	161,313	1,172	160,141	*
Services and other revenue - DISH Network	216,700	208,364	8,336	4.0
Total revenue	952,603	262,179	690,424	*
Costs and Expenses:
Cost of sales - services and other	305,652	64,593	241,059	*
% of Total services and other revenue	38.6%	24.7%
Cost of sales - equipment	128,491	876	127,615	*
% of Total equipment revenue	79.7%	74.7%
Selling, general and administrative expenses	148,386	12,072	136,314	*
% of Total revenue	15.6%	4.6%
Research and development expenses	11,668	—	11,668	*
% of Total revenue	1.2%	0.0%
Depreciation and amortization	266,051	95,069	170,982	*
Total costs and expenses	860,248	172,610	687,638	*

Operating income (loss)	92,355	89,569	2,786	3.1

Interest income	3,759	26	3,733	*
Interest expense, net of amounts capitalized	(88,343)	(23,640)	(64,703)	*
Hughes Acquisition costs	(35,300)	—	(35,300)	*
Other, net	9,789	1,289	8,500	*
Total other income (expense)	(110,095)	(22,325)	(87,770)	*

Income (loss) before income taxes	(17,740)	67,244	(84,984)	*
Income tax (provision) benefit, net	3,972	(24,812)	28,784	*
Effective tax rate	22.4%	36.9%
Net income (loss)	(13,768)	42,432	(56,200)	*
Less: Net income (loss) attributable to the noncontrolling interests	635	—	635	*
Net income (loss) attributable to HSS	$(14,403)	$42,432	$(56,835)	*

EBITDA	$332,260	$185,927	$146,333	78.7

* Percentage not meaningful

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $791 million during the year ended December 31, 2011, an increase of $530 million compared to the same period in 2010.  This increase was primarily related to services revenue of $513 million contributed by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Equipment revenue.  “Equipment revenue” including totaled $161 million during the year ended December 31, 2011, an increase of $160 million compared to the same period in 2010.  This increase was primarily related to revenue of $161 million contributed by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $306 million during the year ended December 31, 2011, an increase of $241 million compared to the same period in 2010.  This change primarily related to costs of $236 million associated with the sale of broadband services provided by our Hughes segment to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.  “Cost of sales — services and other” represented 38.6% and 24.7% of total services and other revenue for the years ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $128 million during the year ended December 31, 2011, an increase of $128 million compared to the same period in 2010.  This change primarily related to costs of $128 million associated with the sale of broadband equipment and networks sold by our Hughes segment to customers in our enterprise and consumer markets.  “Cost of sales — equipment” represented 79.7% and 74.7% of total equipment revenue for the years ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $148 million during the year ended December 31, 2011, an increase of $136 million compared to the same period in 2010, primarily related to selling, general and administrative expenses of $132 million incurred by our Hughes segment. Of this amount, $17 million was related to the change of control bonuses paid to certain of the executives of Hughes Communications.  “Selling, general and administrative expenses” represented 15.6% and 4.6% of total revenue for the years ended December 31, 2011 and 2010, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $266 million during the year ended December 31, 2011, an increase of $171 million compared to the same period in 2010. The increase was primarily attributable to additional amortization and depreciation expense of $166 million from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $88 million during the year ended December 31, 2011, an increase of $65 million compared to the same period in 2010.  This change primarily resulted from an increase in interest expense related to the issuance of the Notes during the second quarter of 2011, partially offset by an increase in capitalized interest associated with the construction of our satellites.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $332 million during the year ended December 31, 2011, an increase of $146 million or 78.7% compared to the same period in 2010.  The following table reconciles EBITDA to the accompanying consolidated financial statements.

	For the Years Ended
	December 31,
	2011	2010
	(In thousands)
EBITDA	$332,260	$185,927
Interest expense, net	(84,584)	(23,614)
Income tax (provision) benefit, net	3,972	(24,812)
Depreciation and amortization	(266,051)	(95,069)
Net income (loss) attributable to HSS	$(14,403)	$42,432

Income tax (provision) benefit, net.  The income tax benefit totaled $4 million during the year ended December 31, 2011 compared to an income tax provision of $25 million in the same period in 2010. This change of $29 million primarily resulted from a decrease in “Income (loss) before income taxes.”

Net income (loss) attributable to HSS.  Our net loss attributable to HSS was $14 million during the year ended December 31, 2011 compared to net income attributable to HSS of $42 million for the same period in 2010.  The change was primarily attributable to the changes in revenue and expenses discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08 amending ASC 350 “Intangibles - Goodwill and Other” related to goodwill impairment testing.  Among other things, ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Although early adoption is allowed, the amendment is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position or results of operations.

Item 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated With Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2011, our cash, cash equivalents and current marketable investment securities had a fair value of $386 million.  Of that amount, a total of $380 million was invested in: (a) cash; (b) VRDNs convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our cash, cash equivalents and current non-strategic investment portfolio of $380 million as of December 31, 2011, a hypothetical 10% change in average interest rates during 2011 would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2011 of 0.3%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2011 would have an insignificant impact to our annual interest income.

Other Investment Securities

As of December 31, 2011, we had $22 million of noncurrent nonpublic equity instruments that we hold for strategic business purposes and account for under the cost and/or equity methods of accounting. A hypothetical 10% adverse change in the value of these equity instruments would result in a decrease of approximately $2 million in the fair value of these investments.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Foreign Currency Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies, including U.S. dollars, and it is, therefore, exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.  As of December 31, 2011, we had an estimated $21 million of foreign currency denominated receivables and payables outstanding, and $9 million of foreign currency forward contracts in place to partially mitigate foreign currency risk.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2011.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7 million as of December 31, 2011.

Long-Term Debt

As of December 31, 2011, we had long-term debt of $2.006 billion, excluding capital lease obligations, on our Consolidated Balance Sheets.  We estimated the fair value of this debt to be approximately $2.081 billion using quoted market prices for our publicly traded debt, which constitutes approximately 99% of our debt.  Our debt has fixed interest rates; however, the fair value of our debt is affected by fluctuations in interest rates.  A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $86 million.  To the extent interest rates increase, our costs of financing would increase if and when we refinance our debt.  As of December 31, 2011, a hypothetical 10% increase in assumed interest rates would increase our annual interest expense by approximately $14 million.

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes; however, as of December 31, 2011, we had $9 million of foreign currency forward contracts in place to partially mitigate foreign exchange risk.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

Item 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this Annual Report on Form 10-K beginning on page F-3.

Item 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

On June 8, 2011, EchoStar completed the Hughes Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B.              OTHER INFORMATION

None.

PART III

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2012. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2011. EchoStar’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP for 2011

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the year ended December 31, 2011. No auditing or other fees were incurred by the Company and its subsidiaries in 2010.

For the Year Ended
December 31, 2011
Audit fees (1)	$1,216,770
Audit-related fees (2)	785,682
Total audit and audited related fees	2,002,452
Tax fees	—
All other fees	—
Total fees	$2,002,452

(1)         Consists of fees paid by us for the audit of our consolidated financial statements included in our Annual Report on Form 10-K.

(2)          Consists of fees for audit of financial statements of certain employee benefit plans and fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors has delegated to EchoStar’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm. EchoStar’s Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to EchoStar’s Audit Committee in one of the following ways:

•                  Request for approval of services at a meeting of EchoStar’s Audit Committee; or

•                  Request for approval of services by members of EchoStar’s Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  Fees paid by the Company to KPMG LLP for services rendered in 2011 were pre-approved by EchoStar’s Audit Committee.

PART IV

Item 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)          The following documents are filed as part of this report:

Exhibit No.	Description

2.1*

Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 15, 2011, Commission File No. 1-33040).****

3.1(a)*

Articles of Incorporation of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of March 16, 2011 (incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-4, Registration No. 333-179121).

3.1(b)*

Articles of Amendment of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of October 26, 2011 (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-4, Registration No. 333-179121).

3.2*	Bylaws of EH Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Registration No. 333-179121).

4.1*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 6 1/2% Senior Secured Notes due 2019, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.2*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

Exhibit No.	Description
4.3*

Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.4*

Supplemental Indenture relating to the 7 5/8% Senior Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.5*

Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

4.6*

Security Agreement, dated as of June 8, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).

4.7*	Form of Note for 6 1/2% Senior Secured Notes due 2019 (included as part of Exhibit 4.1).

4.8*	Form of Note for 7 5/8% Senior Notes due 2021 (included as part of Exhibit 4.2).

10.1*

Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.2*

Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.3*

Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.4*

Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).

10.5*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No.0-26176).***

10.6*

Amendment No. 1 to Satellite Service Agreement dated March 31, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ***

Exhibit No.	Description
10.7*

Satellite Service Agreement dated as of August 13, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, Commission File No. 0-26176). ***

10.8*

Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.9*

Amendment No. 1 to Satellite Service Agreement, dated March 10, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.10*

Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, Commission File No. 0-26176).***

10.11*

Amendment No. 2 to Satellite Service Agreement, dated April 30, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2004, Commission File No. 0-26176).***

10.12*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.13*

Amendment No. 3 to Satellite Service Agreement, dated November 19, 2004 between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 1, 2004, Commission File No. 0-26176).***

10.14*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.15*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, Commission File No. 0-26176).***

10.16*

Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

10.17*

Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***

Exhibit No.	Description
10.18*

Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation’s Form 10 dated December 28, 2007, Commission File No. 001-33807).**

10.19*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).

10.20*

QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.21*

QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.22*

Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).**

10.23*

Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).**

10.24*

Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).

10.25*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.26*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.27*

Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***

10.28*

Amendment to form of Satellite Capacity Agreement (Form A) between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.29*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

Exhibit No.	Description
10.30*

EchoStar XVI Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.31*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.32*

Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (currently known as LightSquared, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).

10.33*

First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (currently known as LightSquared, Inc.) (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).

10.34*

Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (currently known as LightSquared, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).

10.35*

Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (currently known as LightSquared, Inc.) (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

10.36*

Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. (currently known as LightSquared, Inc.) and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).

10.37*

Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc. (currently known as LightSquared, Inc.), SkyTerra Holdings, Inc., The DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).

10.38*

Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006 (File No. 000-51784)).

10.39*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

10.40*

Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)).***

Exhibit No.	Description
10.41*

Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)).***

10.42*

Employment Agreement, dated as of April 23, 2005 by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).**

10.43*

Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).**

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(H)                               Filed herewith.

*                                         Incorporated by reference.

**                                  Constitutes a management contract or compensatory plan or arrangement.

***                           Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

****                    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

	By:	/s/ Kenneth G. Carroll
Kenneth G. Carroll
Executive Vice President and Chief Financial Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	March 30, 2012
Michael T. Dugan	(Principal Executive Officer)

/s/ Kenneth G. Carroll	Executive Vice President and Chief Financial Officer	March 30, 2012
Kenneth G. Carroll	(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 30, 2012
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	March 30, 2012
Dean A. Manson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Hughes Satellite Systems Corporation:

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia

March 30, 2012

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2011	2010
		(Note 2)
Assets
Current Assets:
Cash and cash equivalents	$125,003	$106
Marketable investment securities	261,082	—
Trade account receivables, net of allowance for doubtful accounts of $16,769 and $4,725, respectively	171,917	6,505
Trade accounts receivable - DISH Network, net of allowance for doubtful account of zero	33,128	32,455
Advances to affiliates, net	4,217	—
Inventory	47,558	—
Deferred tax assets	21,222	4,994
Other current assets	52,917	8,261
Total current assets	717,044	52,321

Noncurrent Assets:

Restricted cash and cash equivalents	23,540	16,575
Property and equipment, net	2,021,905	818,087
Goodwill	516,198	—
FCC authorizations	465,658	65,658
Intangible assets, net	341,207	11
Other investment securities	22,466	724
Other noncurrent assets, net	140,819	43,300
Total noncurrent assets	3,531,793	944,355
Total assets	$4,248,837	$996,676

Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$141,933	$9,273
Trade accounts payable - DISH Network	10,100	8,703
Deferred revenue and other	50,568	3,403
Accrued interest	6,348	126
Accrued expenses and other	117,879	16,520
Current portion of long-term debt and capital lease obligations	64,175	52,213
Total current liabilities	391,003	90,238

Noncurrent Liabilities:

Long-term debt and capital lease obligations, net of current portion	2,468,887	359,550
Deferred tax liabilities	290,287	66,021
Long-term deferred revenue and other long-term liabilities	21,930	234
Total long-term obligations, net of current portion	2,781,104	425,805
Total liabilities	3,172,107	516,043

Commitments and Contingencies (Note 12)

Shareholder’s Equity (Deficit):
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares and zero shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	—	—
Owner’s net investment	—	480,633
Additional paid-in capital	1,099,506	—
Accumulated other comprehensive income (loss)	(7,914)	—
Accumulated earnings (deficit)	(23,972)	—
Total HSS shareholder’s equity (deficit)	1,067,620	480,633
Noncontrolling interests	9,110	—
Total shareholder’s equity (deficit)	1,076,730	480,633
Total liabilities and shareholder’s equity (deficit)	$4,248,837	$996,676

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
	(Note 2)
Revenue:
Services and other revenue	$574,590	$52,643	$40,284
Equipment revenue	161,313	1,172	851
Services and other revenue - DISH Network	216,700	208,364	131,111
Total revenue	952,603	262,179	172,246

Costs and Expenses: (exclusive of depreciation shown separately below - Note 6)
Cost of sales - services and other	305,652	64,593	35,025
Cost of sales - equipment	128,491	876	10
Selling, general and administrative expenses	148,386	12,072	9,512
Research and development expenses	11,668	—	—
Depreciation and amortization (Note 6 and 7)	266,051	95,069	107,471
Total costs and expenses	860,248	172,610	152,018

Operating income (loss)	92,355	89,569	20,228

Other Income (Expense):
Interest income	3,759	26	23
Interest expense, net of amounts capitalized	(88,343)	(23,640)	(23,567)
Hughes Acquisition costs	(35,300)	—	—
Other, net	9,789	1,289	92
Total other income (expense)	(110,095)	(22,325)	(23,452)

Income (loss) before income taxes	(17,740)	67,244	(3,224)
Income tax (provision) benefit, net	3,972	(24,812)	396
Net income (loss)	(13,768)	42,432	(2,828)
Less: Net income (loss) attributable to the noncontrolling interests	635	—	—
Net income (loss) attributable to HSS	$(14,403)	$42,432	$(2,828)

Comprehensive Income (Loss):
Net income (loss)	$(13,768)	$42,432	$(2,828)
Foreign currency translation adjustments	(11,340)	—	—
Unrealized holding gains (losses) on available-for-sale securities, net of tax	2,222	—	—
Comprehensive income (loss)	(22,886)	42,432	(2,828)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(569)	—	—
Comprehensive income (loss) attributable to HSS	$(22,317)	$42,432	$(2,828)

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(In thousands)

	HSS Shareholder’s Equity (Deficit) (Note 2)
		Accumulated
	Additional	Other	Accumulated	Owner’s
	Paid-In	Comprehensive	Earnings/	Net	Noncontrolling
	Capital	Income (Loss)	(Deficit)	Investment	Interests	Total
Balance, January 1, 2009	$—	$—	$—	$335,580	$—	$335,580
Contributions from owner	—	—	—	103,971	—	103,971
Stock-based compensation	—	—	—	861	—	861
Other	—	—	—	(4)	—	(4)
Net income (loss)	—	—	—	(2,828)	—	(2,828)
Balance, December 31, 2009	—	—	—	437,580	—	437,580
Contributions from owner	—	—	—	274	—	274
Stock-based compensation	—	—	—	349	—	349
Other	—	—	—	(2)	—	(2)
Net income (loss)	—	—	—	42,432	—	42,432
Balance, December 31, 2010	—	—	—	480,633	—	480,633
Owner’s net investment reclass upon formation of HSS	490,202	—	—	(490,202)	—	—
Contributions from owner	608,852	—	—	—	—	608,852
Stock-based compensation	485	—	—	—	—	485
Other	(33)	—	—	—	—	(33)
Acquisition of Hughes Communications	—	—	—	—	9,679	9,679
Comprehensive Income (Loss):
Net income (loss)	—	—	(23,972)	9,569	635	(13,768)
Foreign currency translation adjustment	—	(10,136)	—	—	(1,204)	(11,340)
Change in unrealized holding gains (losses) on available-for-sale of securities, net	—	2,222	—	—	—	2,222
Balance, December 31, 2011	$1,099,506	$(7,914)	$(23,972)	$—	$9,110	$1,076,730

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
	(Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$(13,768)	$42,432	$(2,828)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	266,051	95,069	107,471
Equity in losses (earnings) of affiliates	(2,196)	(196)	—
Amortization of debt issuance costs	2,768	—	—
Non-cash, stock-based compensation	485	349	861
Deferred tax expense (benefit)	(9,596)	24,812	(396)
Other, net	(4,353)	(978)	7
Change in noncurrent assets	(1,844)	2,437	(20,881)
Changes in current assets and current liabilities:
Trade accounts receivable, net	(5,886)	(1,153)	(825)
Trade accounts receivable - DISH Network	(673)	(5,498)	(5,057)
Inventory	9,984	—	—
Other current assets	(10,750)	333	(2,472)
Trade accounts payable	18,102	1,096	1,099
Trade accounts payable - DISH Network	(2,592)	8,703	(239)
Accrued expenses and other	(16,903)	121	1,445
Net cash flows from operating activities	228,829	167,527	78,185

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(304,863)	—	—
Sales and maturities of marketable investment securities	510,291	—	—
Purchases of property and equipment	(275,772)	(120,450)	(123,196)
Acquisition of Hughes Communications, net of cash acquired of $98,900	(2,075,713)	—	—
Change in restricted cash and cash equivalents	(1,729)	787	(15,000)
Other, net	(5,286)	(528)	—
Net cash flows from investing activities	(2,153,072)	(120,191)	(138,196)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	—
Repayment of long-term debt and capital lease obligations	(58,787)	(47,504)	(43,960)
Debt issuance costs	(57,825)	—	—
Contributions from (distributions to) parent	166,379	274	103,971
Other	1,000	—	—
Net cash flows from financing activities	2,050,767	(47,230)	60,011

Effect of exchange rates on cash and cash equivalents	(1,627)	—	—

Net increase (decrease) in cash and cash equivalents	124,897	106	—
Cash and cash equivalents, beginning of period	106	—	—
Cash and cash equivalents, end of the period	$125,003	$106	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$118,476	$41,627	$31,764
Capitalized interest	$38,359	$17,996	$8,197
Cash received for interest	$3,787	$26	$23
Cash paid to EchoStar for income taxes	$270	$207	$—
Cash paid for income taxes, net	$3,968	$—	$—
Satellites and other assets financed under capital lease obligations	$196,977	$55,873	$152,814
Reduction of capital lease obligations and associated asset value for AMC-15	$20,214	$—	$—
Reduction of capital lease obligations and associated asset value for AMC-16	$—	$39,442	$—
Reduction of capital lease obligations for AMC-16	$6,616	$—	$—
Marketable investment securities contributed in connection with the Hughes Acquisition, excluding cash and cash equivalents	$442,473	$—	$—
Capital expenditures included in accounts payable	$11,775	$7,272	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (referred to as “HSS,” the “Company,” “we,” “us” and/or “our”), formerly known as EH Holding Corporation, is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”). EchoStar is a publicly traded company listed on the Nasdaq Global Select Market under the symbol “SATS”. The Company was formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us. See Note 11 for further discussion on the Hughes Acquisition. As a result, our historical financial statements, prior to June 9, 2011, reflect the historical consolidated financial position and operating results of EchoStar’s satellite services business.

Following the Hughes Acquisition, we operate two primary segments:

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in this report effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

Effective January 1, 2008, DISH Network completed its distribution to EchoStar (the “Spin-off”) of its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate and other assets and related liabilities.  Since the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies, and neither entity has any ownership interest in the other.  However, a substantial majority of the voting power of the shares of both companies is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

Note 2.        Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Our results of operations for the periods presented prior to March 2011 are presented on a combined basis and reflect the historical financial position, results of operations and cash flows of certain entities included in the consolidated financial statements and accounting records of EchoStar that principally represented its satellite services business. Our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011 includes the results of operations for Hughes Communications from June 9, 2011 through December 31, 2011.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition costs (“SAC”) amortization periods, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Foreign Currency

Certain of our foreign operations have determined the local currency to be their functional currency.  Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period.  The resulting translation adjustment is recorded in “Accumulated Other Comprehensive Income (Loss),” a separate component of equity.  For the year ended December 31, 2011, translation adjustments for foreign currency denominated equity investments were $11 million and were recorded as part of “Accumulated Other Comprehensive Income (Loss).”

We also have foreign operations where the U.S. dollar has been determined as the functional currency.  Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2011 and 2010 primarily consisted of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Restricted Cash and Cash Equivalents

As of December 31, 2011 and 2010, our restricted cash and cash equivalents primarily include amounts required as collateral for our letters of credit or surety bonds.

Marketable Investment Securities and Other investment Securities

Marketable investment securities

We currently classify all marketable investment securities as available-for-sale.  We adjust the carrying value of our available-for-sale securities to fair value and report the related temporary unrealized gains and losses as a separate component of “Accumulated other comprehensive income (loss)” within “Total shareholder’s equity (deficit),” net of related deferred income tax.  Declines in the fair value of a marketable investment security which are determined

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

to be “other-than-temporary” are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), thus establishing a new cost basis for such investment.

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. This quarterly evaluation consists of reviewing, among other things:

•                  the fair value of our marketable investment securities compared to the carrying amount,

•                  the historical volatility of the price of each security, and

•                  any market and company specific factors related to each security.

Declines in the fair value of debt and equity investments below cost basis are generally accounted for as follows:

Length of Time Investment Has Been In a Continuous Loss Position	Treatment of the Decline in Value (absent specific factors to the contrary)
Less than six months	Generally, considered temporary.

Six to nine months	Evaluated on a case by case basis to determine whether any company or market-specific factors exist indicating that such decline is other-than-temporary.

Greater than nine months	Generally, considered other-than-temporary. The decline in value is recorded as a charge to earnings.

In situations where the fair value of a debt security is below its carrying amount, we consider the decline to be other-than-temporary and record a charge to earnings if any of the following factors apply:

•                  we have the intent to sell the security,

•                  it is more likely than not that we will be required to sell the security before maturity or recovery, or

•                  we do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first in, first out method to determine the cost basis on sales of marketable investment securities.

Other investment securities

Generally, we account for our unconsolidated debt and equity investments under either the equity and/or cost method of accounting.  Because these equity securities are generally not publicly traded, it is not practical to regularly estimate the fair value of the investments; however, these investments are subject to an evaluation for other-than-temporary impairment on a quarterly basis.  This quarterly evaluation consists of reviewing, among other things, company business plans and current financial statements, if available, for factors that may indicate an impairment of our investment.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants, bankruptcy and changes in business strategy.  The fair value of these equity investments is not estimated unless there are identified changes in circumstances that may indicate an impairment exists and these changes are likely to have a significant adverse effect on the fair value of the investment.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accounts Receivable

Management estimates required allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors.  However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost or market value. We use standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year which approximates the first-in, first-out method. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is recorded on a straight-line basis over lives ranging from one to forty years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and betterments are capitalized.

The cost of satellites under construction, including certain amounts prepaid under our satellite service agreements, is capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite.  If a satellite were to fail during launch or while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred.  The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For assets which are held and used in operations, the asset would be impaired if the carrying value of the asset exceeded its undiscounted future net cash flows.  Once an impairment is determined, the actual impairment is reported as the difference between the carrying value and the fair value as estimated using discounted cash flows.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying values of assets are recoverable.

Intangible Assets

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to twenty years, and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill, Indefinite Lived Assets and FCC Authorizations

We do not amortize goodwill and intangible assets with indefinite useful lives, but test for impairment annually or whenever indicators of impairments arise.

Generally, we have determined that our FCC authorizations have indefinite useful lives due to the following:

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•                  FCC spectrum is a non-depleting asset;

•                  replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•                  maintenance expenditures in order to obtain future cash flows are not significant; and

•                  we intend to use these assets indefinitely.

In conducting our annual impairment test in 2011, we determined that the estimated fair value of the FCC authorizations, calculated using a discounted cash flow analysis, exceeded their carrying amount.

Our newly acquired Hughes segment will complete its goodwill impairment testing annually in the quarter ended June 30.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities.  Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that such net deferred tax assets will not be realized.

HSS joins with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The federal and state income tax provisions or benefits recorded by HSS are generally those that would have been recorded if HSS had filed returns as a consolidated group independent of EchoStar.

Accounting for Uncertainty in Income Taxes

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty.  We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold.  For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled.  We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively.

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, the carrying value of our cash and cash equivalents; current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts; and current liabilities is equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Revenue Recognition

Revenue is recognized when an arrangement exists, prices are determinable, collectability is reasonably assured and the goods or services have been delivered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales is generally recognized upon shipment to customers.  Revenue from digital broadcast operations and satellite services and other is recognized when the related

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

services are performed.  Upfront fees collected in connection with the service arrangements for customers in our consumer market are deferred and recognized as service revenue over the estimated subscriber life.

In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes.  We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed.  This estimate is based on historical experience and actual sales during the promotion.

Our Hughes segment has a consumer rental program, which typically allows customers in our consumer market to rent equipment with a 24-month service contract.  Once the initial contract ends, it becomes a month-to-month contract.  Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term.

In addition to providing standard product and service offerings, our Hughes segment also enters into contracts to design, develop and deliver complex telecommunication networks to customers in our enterprise and telecom systems markets.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period.  Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems.  Sales under these long-term contracts are recognized using the percentage-of-completion method of accounting.  Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method.  Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement.  Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.

Debt Issuance Costs

Costs of issuing debt are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Equipment and Services

Cost of equipment primarily consists of direct labor and materials costs associated with the procurement and manufacture of our products and indirect overhead incurred in the procurement and production process, including freight and royalties. Cost of equipment is generally recognized as products are delivered to customers. Cost of services primarily consists of digital broadcast operations, transponder capacity service agreements, satellite services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the service provided. Cost of services is recognized as the services are performed or incurred.

Research and Development

The cost of research and development is charged to expense as incurred.

Deferred Subscriber Acquisition Costs

Deferred SAC is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations as well as hardware upgrades and, in certain cases, the subsidy for the cost of hardware and installation services provided to

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

customers at the inception of service as well as hardware upgrade. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the average life of the subscriber, currently estimated as the contractual term, as the related service revenue is earned. We monitor the recoverability of SAC and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, the ability to recover the equipment and/or the ability to charge an early termination fee.

Capitalized Software Costs

Software development costs for internal and external use are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and external use capitalized software costs are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Software program reviews for external use capitalized software costs are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs have been impaired and to ensure that costs associated with programs that are no longer generating revenue are expensed.

Advertising Costs

We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $21 million for the year ended December 31, 2011 and were minimal for the years ended December 31, 2010 and 2009.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 amending ASC 350 “Intangibles - Goodwill and Other” related to goodwill impairment testing.  Among other things, ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Although early adoption is allowed, the amendment is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position or results of operations.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 3.        Marketable Investment Securities and Other Investment Securities

Our marketable investment securities and other investment securities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Marketable investment securities- current:
VRDNs	$61,795	$—
Strategic	6,426	—
Other	192,861	—
Total marketable investment securities—current	261,082	—

Other investment securities— noncurrent:
Cost method	15,557	—
Equity method	6,909	724
Total other investment securities — noncurrent	22,466	724
Total marketable and other investment securities	$283,548	$724

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Variable rate demand notes (“VRDNs”)

VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in many municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

Strategic

Our current strategic marketable investment security portfolio consists of an equity security, which is speculative and whose value depends on the value of the issuer.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including corporate and government bonds.

Other Investment Securities - Noncurrent

We account for our unconsolidated debt and equity investments under the equity and/or cost method of accounting.  We have several strategic investments in certain equity securities that are included in noncurrent “Other investment securities” on our Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Cost and Equity

Non-majority owned investments in equity securities are generally accounted for using the equity method when we have the ability to significantly influence but not control the operating decisions of an investee.  However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

We had no investments in marketable investment securities as of December 31, 2010.  As of December 31, 2011, we had accumulated net unrealized gains, net of related tax effect, of $2 million as a part of “Accumulated other comprehensive income (loss)” within “Total shareholder’s equity (deficit).”  A full valuation allowance has been established against any net deferred tax assets that are capital in nature.

The components of our available-for-sale investments are summarized in the table below.

	As of December 31, 2011
	Marketable
	Investment	Unrealized
	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$61,795	$—	$—	$—
Other	192,861	68	(1,100)	(1,032)
Equity securities:
Strategic	6,426	3,254	—	3,254
Total marketable investment securities	$261,082	$3,322	$(1,100)	$2,222

As of December 31, 2011, we had debt securities of $235 million with contractual maturities of one year or less and $20 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.  There were no marketable investment securities as of December 31, 2010.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale debt securities have been in an unrealized loss position.  We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are primarily related to temporary market fluctuations.

	As of December 31, 2011
	Fair	Unrealized
	Value	Loss
	(In thousands)
Less than Six Months	$105,334	$(346)
Six to Nine Months	49,558	(754)
Total	$154,892	$(1,100)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.  We apply the following hierarchy in determining fair value:

•                  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of December 31, 2011, we classified our current debt securities as Level 2 of the fair value hierarchy, as they were based on quoted market prices that can be derived from assumptions observable in the marketplace, and our current strategic equity securities as Level 1 of the fair value hierarchy, as they have quoted market prices in active markets. These assets were measured at fair value on a recurring basis.

Note 4.                    Trade Accounts Receivable

Our trade accounts receivable consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Trade accounts receivables	$161,016	$11,230
Contracts in process	27,670	—
Total trade accounts receivables	188,686	11,230
Allowance for doubtful accounts	(16,769)	(4,725)
Total trade accounts receivables, net	$171,917	$6,505

As of December 31, 2011, advances and progress billings offset against contracts in process amounted to $12 million.

Note 5.                    Inventory

We had no inventory as of December 31, 2010. As of December 31, 2011, our inventory, related to the Hughes segment, consisted of the following:

Amount
(In thousands)
Finished goods	$33,574
Work-in process	7,315
Raw materials	6,669
Total inventory	$47,558

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6.                    Property and Equipment

Property and equipment consist of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2011	2010
		(In thousands)
Land	—	$11,388	$—
Buildings and improvements	1 - 30	59,884	—
Customer rental equipment	1 - 4	158,371	—
Furniture, fixtures, equipment and other	1 - 10	142,689	13,812
Satellites:
EchoStar III - fully depreciated	N/A	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI	12	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
SPACEWAY 3	15	286,707	—
Satellites acquired under capital leases	10-15	906,526	534,673
Construction in process	—	688,143	316,180
Total property and equipment		3,303,835	1,914,792
Accumulated depreciation		(1,281,930)	(1,096,705)
Property and equipment, net		$2,021,905	$818,087

The increase in our property and equipment, net balance from December 31, 2010 compared to the same period in 2011 is primarily related to the Hughes Acquisition. See Note 11 for further discussion.

“Construction in process” consists of the following:

	As of December 31,
	2011	2010
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
QuetzSat-1	$—	$162,947
EchoStar XVI	232,364	100,312
EchoStar XVII/Jupiter	365,721	—
Other	17,323	51,981
Uplinking equipment	59,185	—
Other	13,550	940
Construction in progress	$688,143	$316,180

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the years ended December 31, 2011 and 2010, we recognized $38 million and $18 million, respectively, of capitalized interest related to our satellites under construction. Depreciation and amortization expense consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Satellites	$112,026	$92,875	$105,301
Furniture, fixtures, equipment and other	71,804	2,190	2,167
Amortizations of identifiable intangible assets and other	79,751	4	3
Buildings and improvements	2,470	—	—
Total depreciation and amortization	$266,051	$95,069	$107,471

Cost of sales and other expense categories included in our Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense.

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAYTM 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition.  Five of these satellites are leased, and four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements.  We also lease capacity on one satellite from DISH Network that is accounted for as an operating lease.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

		Degree	Original
		Orbital	Useful Life/
	Launch	Location	Lease Term
Satellites	Date	(West Longitude)	(In Years)
Owned:
EchoStar III (1)(2)	October 1997	61.5	12
EchoStar VI (1)	July 2000	77	12
EchoStar VIII (1)	August 2002	77	12
EchoStar IX (1)	August 2003	121	12
EchoStar XII (1)	July 2003	61.5	10
SPACEWAY 3 (4)	August 2007	95	12

Leased from DISH Network:
EchoStar I (1)	December 1995	77	12

Leased from Other Third Parties:
AMC- 15 (3)	December 2004	105	10
AMC-16 (3)	January 2005	85	10
Nimiq 5 (1) (3)	September 2009	72	15
QuetzSat-1 (1) (3)	September 2011	67.1	10

Under Construction (owned):
EchoStar XVI (1)	Expected in 2012	61.5	15
EchoStar XVII/Jupiter	Expected in 2012	107	15

(1)         See Note 15 for further discussion of our Related Party Transactions with DISH Network.

(2)         Fully depreciated and currently an in-orbit spare.

(3)         These satellites are accounted for as capital leases.

(4)         Original useful life represents the remaining useful life as of the date of the Hughes Acquisition.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Recent Developments

QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  This lease is accounted for as a capital lease. DISH Network has agreed to lease 24 of the 32 direct broadcast satellite (“DBS”) transponders on this satellite from us when QuetzSat-1 is placed into commercial operation at the 77 degree west longitude orbital location.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite. In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.

Satellite Anomalies

Prior to 2011, certain satellites in our fleet have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of these satellites.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, and therefore, we will bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to obtain launch insurance for EchoStar XVII/Jupiter, formerly known as Jupiter 1, and EchoStar XVI and to maintain in-orbit insurance for EchoStar XVII/Jupiter, EchoStar XVI and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar IV.  During 2011, EchoStar IV was removed from the 77 degree west longitude orbital location and retired from commercial service.  This retirement did not have a material impact on our results of operations or financial position.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental U.S. at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  This satellite has experienced several anomalies prior to and during 2011.  In January 2011, the satellite experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service.  In addition, it has recently been determined that one of the two on-board computers used to control the satellite failed in connection with the January 2011 anomaly.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would likely be substantially impacted and may result in an impairment of the satellite.  There can also be no assurance that these or any future anomalies will not reduce its useful life or impact its commercial operation.

Satellites Under Construction

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.

EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, a next-generation, high throughput geostationary satellite which will employ a multi-spot

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband internet service to the consumer market in North America.  EchoStar XVII/Jupiter will operate at the 107 degree west longitude orbital location and is expected to be launched during the summer of 2012.

Satellite Impairments

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005 and currently operates at the 105 degree west longitude orbital location.  This satellite is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we negotiated a reduction of our monthly recurring payment, which impacted the carrying value of the satellite and the related capital lease obligation.  The monthly recurring payment has been reduced and as a result our capital lease obligation and the corresponding asset value was decreased by a total of $20 million each.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005 and currently operates at the 85 degree west longitude orbital location.  This satellite is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  During 2010, AMC-16 experienced a solar-power anomaly, which caused a partial power loss that reduced its capacity.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  During 2010, the monthly recurring payment was reduced and as a result, our capital lease obligation, and the corresponding asset value, was decreased by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was further reduced due to the 2010 anomaly and as a result our capital lease obligation was further decreased by approximately $7 million.  AMC-16 currently has no net book value (due to prior period impairments) and therefore a $7 million gain was recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the first quarter of 2012, AMC-16 experienced an additional solar-power anomaly, which caused a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which this anomaly impacted its commercial operations, the extent to which the monthly recurring payment may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or further impact its commercial operations.

Long-Lived Satellite Assets

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require evaluation for impairment recognition because the projected cash flows have not been significantly affected by these anomalies.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 7.                    Intangible Assets and Goodwill

Intangible Assets

As of December 31, 2011 and 2010, our identifiable intangible assets subject to amortization consisted of the following:

	As of December 31,
	2011		2010
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Customer-relationships	$270,300	$(52,556)	$—	$—
Contract-based	64,800	(20,602)	—	—
Technology-based	51,417	(5,007)	18	(7)
Trademark portfolio	29,700	(866)	—	—
Favorable lease	4,707	(686)	—	—
Total	$420,924	$(79,717)	$18	$(7)

Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.  Amortization was $80 million and minimal for the years ended December 31, 2011 and 2010, respectively.

Estimated future amortization of our identifiable intangible assets as of December 31, 2011 is as follows (in thousands):

Amount
For the Years Ended December 31,
2012	$66,525
2013	44,722
2014	54,517
2015	44,227
2016	35,674
Thereafter	95,542
Total	$341,207

Goodwill

The excess of our investments in consolidated subsidiaries over net tangible and identifiable intangible asset value at the time of the investment is recorded as goodwill and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.  As of December 31, 2011, we had $516 million of goodwill associated with the Hughes Acquisition.

Note 8.                    Debt and Capital Lease Obligations

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, we issued $1.1 billion aggregate principal amount of our 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, HSS may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.500% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.  In addition, prior to June 15, 2015, HSS may redeem up to 10% of the outstanding Senior Secured Notes per year at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

•                 our general secured obligations;

•                  secured by a first priority security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and Permitted Liens (as defined in the Secured Indenture);

•                  effectively junior to our obligations that are secured by assets that are not part of the Collateral (as defined in the Secured Indenture) that is securing the Senior Secured Notes, in each case to the extent of the value of the Collateral securing such obligations;

•                  effectively senior to our existing and future unsecured obligations to the extent of the value of the Collateral securing the Senior Secured Notes, after giving effect to Permitted Liens;

•                  senior in right of payment to all of our existing and future obligations that are expressly subordinated to the Senior Secured Notes;

•                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Secured Indenture); and

•                  unconditionally guaranteed, jointly and severally, on a general senior secured basis by each Guarantor (as defined in the Secured Indenture).

Subject to certain exceptions, the Secured Indenture contains restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of our Restricted Subsidiaries (as defined in the Secured Indenture), to:

•                  pay dividends or make distributions on our capital stock or repurchase our capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer and sell assets;

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Secured Indenture, HSS would be required to make an offer to repurchase all or any part of a holder’s Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As discussed above, we and certain of our subsidiaries have granted a first priority security interest in substantially all of our assets, subject to certain exceptions and permitted liens, in connection with the issuance of the Senior Secured Notes.

7 5/8% Senior Notes due 2021

On June 1, 2011, HSS issued $900 million aggregate principal amount of its 7 5/8% Senior Notes (the “Senior Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “Unsecured Indenture”).  The Senior Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the Unsecured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, HSS may also redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.625% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.

The Senior Notes are:

•                  our general unsecured obligations;

•                  effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;

•                  senior in right of payment to all of our existing and future obligations that are expressly subordinated to the Senior Notes;

•                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Unsecured Indenture); and

•                  unconditionally guaranteed, jointly and severally, on a general senior basis by each Guarantor (as defined in the Unsecured Indenture).

Subject to certain exceptions, the Unsecured Indenture contains restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of our Restricted Subsidiaries (as defined in the Unsecured Indenture), to:

•                  pay dividends or make distributions on our capital stock or repurchase our capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer and sell assets;

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Unsecured Indenture, we would be required to make an offer to repurchase all or any part of a holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Exchange Offer

We offered to exchange our Senior Secured Notes and our Senior Notes (collectively the “Notes”) for substantially identical debt securities registered under the Securities Act of 1933.  This offer to exchange expired February 27, 2012 with 100% of the Notes being tendered for exchange.

Interest on the Notes

		Annual
	Semi- Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
Senior Secured Notes	June 15 and December 15	$71,500
Senior Notes	June 15 and December 15	$68,625

Our ability to meet our debt service requirements on the Notes will depend on, among other factors, the successful execution of our business strategy, which is subject to uncertainties and contingencies beyond our control.

Fair Value of our Debt

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	December 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
Senior Secured Notes	$1,100,000	$1,138,500	$—	$—
Senior Notes	900,000	936,000	—	—
Mortgages and other notes payable	6,465	6,465	6,314	6,314
Subtotal	2,006,465	$2,080,965	6,314	$6,314
Capital lease obligations (1)	526,597	NA	405,449	NA
Total debt and capital lease obligations	$2,533,062		$411,763

(1) Disclosure regarding fair value of capital leases is not required.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Debt and Capital Lease Obligations

Other debt and capital lease obligations consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Capital lease obligations:
Satellites financed under capital lease obligations	$524,325	$405,449
Other equipment financed under capital lease obligations	2,272	—
8 % note payable for Echostar IX satellite vendor financing, payable over 14 years from launch	5,608	6,314
Other notes payables	857	—
Total	533,062	411,763
Less: current portion	(64,175)	(52,213)
Capital lease obligations, mortgages and other notes payable, net of current portion	$468,887	$359,550

Capital Lease Obligations

As of December 31, 2011 and 2010, we had $907 million and $535 million capitalized for the estimated fair value of satellites accounted for as capital leases included in “Property and equipment, net,” with related accumulated depreciation of $302 million and $268 million, respectively.  In our Consolidated Statements of Operations and Comprehensive Income (Loss), we recognized $34 million, $28 million and $21 million in depreciation expense on satellites acquired under capital lease agreements during the years ended December 31, 2011, 2010 and 2009, respectively.

The following satellites are accounted for as capital leases and depreciated over the terms of the respective satellite service agreements on a straight-line basis.

AMC-15.  AMC-15 commenced commercial operation during January 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  During 2011, AMC-15 experienced solar-power anomalies, which caused a power loss that reduced its capacity.  Pursuant to the satellite services agreement, we negotiated a reduction of our monthly recurring payment, which impacted the carrying value of the satellite and the related capital lease obligation.  The monthly recurring payment has been reduced and as a result our capital lease obligation and the corresponding asset value were decreased by a total of $20 million each.

AMC-16.  AMC-16 commenced commercial operation during February 2005.  This lease is renewable by us on a year-to-year basis following the initial ten-year term, and provides us with certain rights to lease capacity on replacement satellites.  Effective in 2010, the monthly recurring payment was reduced and as a result, our capital lease obligation, and the corresponding asset value, was decreased by a total of $39 million.  In addition, beginning in May 2011, the monthly recurring payment was further reduced due to the 2010 anomaly and as a result, our capital lease obligation was further decreased by approximately $7 million.  AMC-16 currently has no net book value (due to prior period impairments) and therefore a $7 million gain was recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the first quarter of 2012, AMC-16 experienced an additional solar-power anomaly, which caused a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which this anomaly impacted its commercial operations, the extent to which the monthly recurring payment may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that this anomaly or any future anomalies will not reduce its useful life or further impact its commercial operations.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location during October 2009, where it provides additional high-powered capacity to our satellite fleet.  See Note 15 for further discussion.

QuetzSat-1.  During 2008, we entered into a ten-year satellite service agreement with SES to lease all of the capacity on QuetzSat-1.  This lease is accounted for as a capital lease.  DISH Network has agreed to lease 24 of the 32 DBS transponders on this satellite from us when QuetzSat-1 is placed into commercial operation at the 77 degree west longitude orbital location.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite. In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  See Note 15 for further discussion.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2011, are as follows:

For the Years Ended December 31,	Amount
(In thousands)
2012	$145,822
2013	145,075
2014	140,873
2015	82,402
2016	81,773
Thereafter	556,257
Total minimum lease payments	1,152,202
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(319,751)
Net minimum lease payments	832,451
Less: Amount representing interest	(305,854)
Present value of net minimum lease payments	526,597
Less: Current portion	(63,047)
Long-term portion of capital lease obligations	$463,550

The summary of future maturities of our outstanding debt as of December 31, 2011 is included in the contractual obligations table in Note 12.

Note 9.                     Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on our Consolidated Balance Sheets, as well as probable operating loss, tax credit and other carryforwards.  Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that net deferred tax assets will not be realized.  We periodically evaluate our need for a valuation allowance.  Determining necessary valuation allowances requires us to make assessments about historical financial information as well as the timing of future events, including the probability of expected future taxable income and available tax planning opportunities.  Our deferred tax assets included tax effected net operating losses (“NOLs”) and credits of $200 million as of December 31, 2011.  As of December 31, 2011, we had capital loss carryforwards for federal income tax purposes of $4 million which has been offset by a valuation allowance.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2011, we had NOL carryforwards of approximately $503 million which begin to expire in 2020 and tax credit carryforwards of approximately $9 million which will begin to expire in 2027.  In addition, we had capital loss carryforwards for federal income tax purposes of $10 million, which has been offset by a valuation allowance.

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$(35,509)	$67,434	$(3,224)
Foreign	17,769	(190)	—
Total	$(17,740)	$67,244	$(3,224)

The components of the (provision for) benefit from income taxes are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current (provision) benefit:
Federal	$—	$—	$—
State	(1,403)	—	—
Foreign	(4,221)	—	—
Total current (provision) benefit	(5,624)	—	—
Deferred (provision) benefit:
Federal	8,677	(23,033)	2,164
State	919	(1,779)	(1,768)
Total deferred (provision) benefit	9,596	(24,812)	396
Total income tax (provision) benefit, net	$3,972	$(24,812)	$396

The actual tax provisions for 2011, 2010 and 2009 reconcile to the amounts computed by applying the statutory Federal tax rate to income before taxes as shown below:

	For the Years Ended December 31,
	2011	2010	2009
	% of pre-tax (income) /loss
Statutory rate	35.0	(35.0)	35.0
State income taxes, net of Federal effect	(1.8)	(1.7)	0.4
Permanent differences	(16.9)	—	—
Decrease (increase) in valuation allowance	3.6	—	—
Stock option compensation	—	(0.1)	(1.4)
Effect of change in state tax rate	—	—	(21.7)
Other	2.5	(0.1)	—
Total (provision) benefit for income taxes	22.4	(36.9)	12.3

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The tax effects of temporary differences, which give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
NOL, credit and other carryforwards	$188,540	$25,576
Accrued expenses	21,229	5,531
Total deferred tax assets	209,769	31,107
Valuation allowance	(1,814)	—
Deferred tax asset after valuation allowance	207,955	31,107

Deferred tax liabilities
Depreciation, amortization and intangible assets	(452,411)	(86,421)
State taxes net of federal effect	(22,819)	(5,646)
Other deferred tax liabilities	(1,790)	(67)
Total deferred tax liabilities	(477,020)	(92,134)
Net deferred tax asset (liability)	$(269,065)	$(61,027)

Current portion of net deferred tax asset (liability)	$21,222	$4,994
Noncurrent portion of net deferred tax asset (liability)	(290,287)	(66,021)
Total net deferred tax asset (liability)	$(269,065)	$(61,027)

Overall, our net deferred tax assets are offset by a valuation allowance of $2 million as of December 31, 2011, principally related to losses that are capital in nature.  The change in the valuation allowance primarily relates to realized and unrealized gains on marketable investment securities and other investments as well as the impact of the Hughes Acquisition.  We evaluated and assessed the expected near-term utilization of NOLs, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2011.

As of December 31, 2011, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing consolidated federal income tax returns with EchoStar, we and one or more of our subsidiaries will file income tax returns in all states that impose an income tax.  We also file income tax returns in the United Kingdom, Brazil, India, Germany as well as a number of other foreign jurisdictions where we have insignificant operations.  We are generally open to income tax examination in these foreign jurisdictions by tax authorities in taxable years beginning in 1995.  As of December 31, 2011, EchoStar is currently under a federal income tax examination for fiscal year 2008.  We have no significant current tax examinations in process in our foreign jurisdictions.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2011	2010	2009
	(In thousands)
Balance as of beginning of period	$16,066	$13,373	$3,857
Additions based on tax positions related to the current year	3,119	—	—
Additions based on tax positions related to prior years	1,721	2,693	9,516
Reductions based on tax provisions related to prior years	(874)	—	—
Balance as of end of period	$20,032	$16,066	$13,373

We have approximately $0.3 million in unrecognized tax provision that, if recognized, could unfavorably affect our effective tax rate.  We do not expect to pay or effectively settle any of the unrecognized tax benefits within the next twelve months.

Accrued interest and penalties on uncertain tax positions are recorded as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the year ended December 31, 2011, we did not recognize any expense related to interest and penalties.  As of December 31, 2011, we had accrued less than $0.1 million of interest and penalties on our Consolidated Balance Sheets.  The table above excludes these amounts.

Note 10.              Employee Benefit Plans

Employee Stock Purchase Plan

Our eligible employees can participate in EchoStar’s employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue 2.5 million shares of Class A common stock.  At December 31, 2011, EchoStar had 1.9 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  Employee purchases of Class A common stock through the ESPP were insignificant for each of the years ended December 31, 2011, 2010 and 2009.

401(k) Employee Savings Plan

EchoStar sponsors a 401(k) Employee Savings Plan (the “401(k) Plan”) for eligible employees.  Voluntary employee contributions to the 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $1,500 per employee.  Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions.  EchoStar’s Board of Directors may also authorize an annual discretionary contribution to the plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in EchoStar’s stock.  Matching contributions are 100% vested after an eligible employee has completed five years of service from the date of the contribution.  During each of the years ended December 31, 2011, 2010 and 2009, our matching contributions and discretionary stock contributions to the 401(k) Plan were minimal.

Hughes Communications has a 401(k) salary deferral program for its employees in the U.S., who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to the Internal Revenue Service (“IRS”) limit of $16,500 in 2011. Employee contributions are immediately vested. We will match 100% of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2011, we made $3 million of matching contributions.

In addition, as allowed by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,500 in 2011, into the plans. We do not match the catch-up contributions. The plans also permit participants to make contributions on an after-tax basis.

Note 11.              Acquisition

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach.

The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value.  Transaction costs related to the acquisition of the business are expensed as incurred.  Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.

Hughes Communications

On June 8, 2011, EchoStar completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  The funding of the Hughes Acquisition was supported by the issuance of the Notes.  See Note 8 for further discussion.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award. As of December 31, 2011, our maximum liability for these unvested stock awards of Hughes Communications, Inc. was approximately $33 million, which is payable based on the original vesting terms of the stock award.  Of the $33 million, $19 million was accrued as of December 31, 2011, the remainder of which will be recognized over the remaining vesting period associated with the stock award, the last of which expires in 2014.

Hughes Communications is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, Inc., we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video and data products and solutions.

The Hughes Acquisition was accounted for as a business combination.  However, we have not completed allocating the purchase price among the assets that were acquired and thus the allocation in the table below may change.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Premiminary
Purchase Price
Allocation
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Intangibles	420,907
Goodwill (non-deductable)	516,198
FCC Authorizations	400,000
Other noncurrent assets	55,776
Current liabilities	(293,029)
Deferred tax liabilities	(227,266)
Long-term liabilities	(22,239)
Non-controlling interest	(9,679)
Total purchase price	$2,174,613

In connection with the Hughes Acquisition, we incurred $35 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.  These costs are included in “Hughes Acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the issuance of the Notes, we incurred $58 million of debt issuance costs, which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  For the year ended December 31, 2011, we amortized $3 million of debt issuance costs which is included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following unaudited pro forma consolidated operating results for the years ended December 31, 2011 and 2010 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Hughes Acquisition had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Years Ended December 31,
Supplemental pro forma financial information (Unaudited)	2011	2010
	(In thousands)
Total revenue	$1,417,892	$1,299,788
Net income (loss) attributable to HSS	$3,540	$(52,344)

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 13 for further discussion.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 12.            Commitments and Contingencies

Commitments

As of December 31, 2011, future maturities of our contractual obligations are summarized as follows:

	Payments due by year
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Long-term debt obligations	$2,006,465	$1,128	$1,004	$1,064	$1,097	$1,049	$2,001,123
Capital lease obligations	526,597	63,047	66,502	70,177	25,441	27,731	273,699
Interest expense on long-term debt and capital lease obligations	1,496,194	190,369	184,130	177,823	173,171	170,435	600,266
Satellite-related obligations	830,836	311,238	104,703	72,759	50,214	42,686	249,236
Operating lease obligations	52,478	14,342	10,834	8,706	6,390	4,667	7,539
Purchase and other obligations	6,687	5,974	510	203	—	—	—
Payments in connection with Hughes Acquisition	14,034	5,437	5,137	3,460	—	—	—
Total	$4,933,291	$591,535	$372,820	$334,192	$256,313	$246,568	$3,131,863

“Satellite-related obligations” includes, among other things, our transponder agreements and two launch contracts for satellites that are currently under construction, as described below.

•                  EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a DBS satellite, which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of December 31, 2011, the remaining obligation related to EchoStar XVI of $65 million, including the launch contract, is included in the table above.

•                  EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, which is expected to launch in the summer of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII/Jupiter.  As of December 31, 2011, the remaining obligation related to EchoStar XVII/Jupiter of $108 million, including the launch contract, is included in the table above.  During the first quarter of 2012, we secured launch insurance and one year in-orbit insurance for a total of $34 million which is not included in the table above.

The table above does not include $0.3 million of liabilities associated with unrecognized tax benefits that were accrued as of December 31, 2011 and are included on our Consolidated Balance Sheets.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed. These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $77 million using an exchange rate of $1 to 1.8758 Brazilian Real as of December 30, 2011.  This amount is not included in the table above.  We must comply with certain post-auction regulatory and payment requirements before we will receive the orbital slot.  Once we receive the orbital slot, the slot will be used to expand our video and data capabilities in South America.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Rent Expense

For the years ended December 31, 2011, 2010, and 2009, total rent expense for operating leases approximated $33 million, $21 million and $3 million, respectively.  The increase in rent expense from 2010 to 2011 was primarily attributable to an increase in costs related to the EchoStar I satellite and an increase in rent expense related to the Hughes Acquisition.  The increase in rent expense from 2009 to 2010 primarily resulted from an increase in costs related to the EchoStar I satellite, which we began leasing from DISH Network during the first quarter of 2010.

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer.  We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe.  Damages in patent infringement cases can include a tripling of actual damages in certain cases.  Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services.  We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Contingencies

Separation Agreement

In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

Litigation

We are periodically involved in litigation in the ordinary course of our business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

Note 13.             Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not available to the chief operating decision-maker.  Under this definition, we operate two primary segments.

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

secondarily to Dish Mexico, U.S. government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the results of operations of Hughes Communications are included in this report effective June 9, 2011.  See Note 11 for further discussion of the Hughes Acquisition.

The “All Other” category consists of revenue and net income (loss) attributable to HSS from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In addition, this category includes interest expense related to the Notes, net of capitalized interest. Transactions between segments were not significant.

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to HSS” in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	EchoStar Satellite Services	Hughes	All Other and Eliminations	Consolidated Total
	(In thousands)
Year Ended December 31, 2011
Total revenue	$276,819	$676,222	$(438)	$952,603
EBITDA (1)	198,262	167,100	(33,102)	332,260
Interest income	220	1,510	2,029	3,759
Interest expense, net of amounts capitalized	(41,385)	(802)	(46,156)	(88,343)
Income tax benefit (provision), net	(26,866)	4,782	26,056	3,972
Depreciation and amortization	(99,856)	(166,195)	—	(266,051)
Net income (loss) attributable to HSS	$30,375	$6,395	$(51,173)	$(14,403)

Year Ended December 31, 2010
Total revenue	$262,179	$—	$—	$262,179
EBITDA (1)	185,927	—	—	185,927
Interest income	26	—	—	26
Interest expense, net of amounts capitalized	(23,640)	—	—	(23,640)
Income tax benefit (provision), net	(24,812)	—	—	(24,812)
Depreciation and amortization	(95,069)	—	—	(95,069)
Net income (loss) attributable to HSS	$42,432	$—	$—	$42,432

Year Ended December 31, 2009
Total revenue	$172,246	$—	$—	$172,246
EBITDA (1)	127,791	—	—	127,791
Interest income	23	—	—	23
Interest expense, net of amounts capitalized	(23,567)	—	—	(23,567)
Income tax benefit (provision), net	396	—	—	396
Depreciation and amortization	(107,471)	—	—	(107,471)
Net income (loss) attributable to HSS	$(2,828)	$—	$—	$(2,828)

(1) EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

Geographic Information and Transactions with Major Customers

Geographic Information. Revenues are attributed to geographic regions based upon the location where the goods and services are provided. North American revenue includes transactions with North American customers. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East. The following table summarizes total long-lived assets and revenue attributed to the North American and other foreign locations.

	As of December 31,
Long-lived assets, including FCC authorizations:	2011	2010
	(In thousands)
North America	$3,321,620	$883,756
Other	23,348	—
Total	$3,344,968	$883,756

	For the Years Ended December 31,
Revenue:	2011	2010	2009
	(In thousands)
North America	$796,183	$262,179	$172,246
Other	156,420	—	—
Total	$952,603	$262,179	$172,246

Transactions with Major Customers.  During the years ended December 31, 2011, 2010 and 2009, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total revenue:
DISH Network	$216,700	$208,364	$131,111
Other	735,903	53,815	41,135
Total revenue	$952,603	$262,179	$172,246
Percentage of total revenue:
DISH Network	22.7%	79.5%	76.1%
Other	77.3%	20.5%	23.9%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 14.             Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2011:
Total revenue	$67,904	$151,517	$356,352	$376,830
Operating income (loss)	$21,175	$32,313	$11,462	$27,405
Net income (loss)	$11,483	$(7,393)	$(12,051)	$(5,807)
Net income (loss) attributable to HSS	$11,483	$(7,480)	$(12,321)	$(6,085)
Year ended December 31, 2010:
Total revenue	$63,627	$66,134	$66,870	$65,548
Operating income (loss)	$21,916	$22,842	$22,048	$22,763
Net income (loss)	$7,983	$10,601	$11,936	$11,912
Net income (loss) attributable to HSS	$7,983	$10,601	$11,936	$11,912

Note 15.             Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expense for these services of $8 million, $5 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate public companies and DISH Network has no ownership interest in EchoStar or us.  However, a substantial majority of the voting power of the shares of EchoStar and DISH network is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with the Spin-off and subsequent to the Spin-off, EchoStar and DISH Network have entered into certain agreements pursuant to which EchoStar and we obtain certain products, services and rights from DISH Network, DISH Network obtains certain products, services and rights from us and EchoStar, and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  In addition, EchoStar also may enter into additional agreements with DISH Network in the future.

Generally, the prices charged for products and services provided under the agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of the principal agreements that EchoStar or we have entered into with DISH Network that may have an impact on our financial position and results of operations.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

“Services and other revenue — DISH Network”

Satellite Capacity Agreements.  Since the Spin-off, we entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar III, VI, VIII and XII.  DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  In August 2010, DISH Network’s lease of EchoStar III terminated when it was replaced by EchoStar XV, which is owned by DISH Network.

EchoStar IX.  DISH Network leases certain satellite capacity from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date, and this lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched during the second half of 2012.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The FCC has granted us an authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital slot which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Telesat Agreement”) with us, pursuant to which they receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

Under the terms of the DISH Telesat Agreement, DISH Network makes certain monthly payments to us that commenced in October 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Telesat Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Telesat Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

satellite at the 77 degree west longitude orbital location.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite.  In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location. We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  During 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.

Under the terms of our contractual arrangements with DISH Network, we will recognize revenue for the QuetzSat-1 satellite when it is placed into service at the 77 degree west longitude orbital location and continuing through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provided TT&C services to DISH Network for a period ending on January 1, 2012 (the “Prior TT&C Agreement”).  The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin.  DISH Network was able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

On January 1, 2012, we entered into a TT&C agreement pursuant to which we will continue to provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

“General and administrative expenses — DISH Network”

Management Services Agreement.  In connection with the Spin-off, EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us and EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also serves as EchoStar’s Senior Vice President and Controller.  In addition, R. Stanton Dodge also served as EchoStar’s and our Executive Vice President, General Counsel and Secretary through November 2011.  EchoStar makes payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us and EchoStar under the Management Services Agreement.  EchoStar also reimburses DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us and EchoStar.  EchoStar and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as EchoStar and DISH Network mutually agree upon. A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.”

The Management Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by us at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to us, following certain changes in control.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive from DISH Network the following services, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement).  A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.” The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the years ended December 31, 2011 and 2010 the amount of those fees included in “Cost of sales — services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $22 million and $19 million, respectively.  During the year ended December 31, 2009, we did not lease satellite capacity from DISH Network on EchoStar I.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Tax Sharing Agreement. As a subsidiary of EchoStar, we are an indirect party to EchoStar’s tax sharing agreement with DISH Network that was entered into in connection with the Spin-off. This agreement governs EchoStar and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes. However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”) because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (“Blockbuster”).  Our Hughes segment provides broadband products and services to Blockbuster pursuant to an

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

agreement that was entered into prior to the Hughes Acquisition and the acquisition of Blockbuster by DISH Network.  For the year ended December 31, 2011, we recognized $2 million of revenue from Blockbuster.  As of December 31, 2011, we had a receivable balance of $1 million due from Blockbuster.

DBSD North America Agreement

On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and Hughes Communications, Inc. entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting and maintenance of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

TerreStar Agreement

On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar.  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and Hughes Communications, Inc. entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting and maintenance for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Pradman Kaul, the CEO and President of Hughes Communications, Inc. and a member of our Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2011.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide satellite capacity to Dish Mexico. During the year ended December 31, 2011, 2010 and 2009, we recognized $9 million, $9 million and $8 million of revenue from Dish Mexico.  As of December 31, 2011 and December 31, 2010, amounts receivable from Dish Mexico totaled $1 million.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 16.    Supplemental Guarantor and Non-Guarantor Financial Information

Certain of the Company’s wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under the Notes, which were issued on June 1, 2011.  See Note 8 for further information on the Notes.

In lieu of separate financial statements of the Guarantor Subsidiaries, condensed consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the condensed balance sheet information, the condensed statement of operations information and the condensed statement of cash flows information of the Company, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of the Company on a combined basis and the eliminations necessary to arrive at the corresponding information of the Company on a consolidated basis.

No condensed consolidating financial information is presented as of any date or for any period prior to January 1, 2011, as the Company had no independent assets or operations, and any subsidiaries of the Company other than the Guarantor Subsidiaries then existing were minor prior to January 1, 2011.  As discussed in Note 8, the Secured Indenture and the Unsecured Indenture contain restrictive covenants that, among other things, impose limitations on the ability of the Company and its Restricted Subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

The condensed consolidating financial information should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$70,603	$40,854	$13,546	$—	$125,003
Marketable investment securities	254,656	6,426	—	—	261,082
Trade account receivables, net	—	112,507	59,410	—	171,917
Trade account receivables - DISH Network, net	—	33,128	—	—	33,128
Advances to affiliates, net	424,597	—	—	(420,380)	4,217
Inventory	—	39,735	7,823	—	47,558
Other current assets	4,288	49,968	19,883	—	74,139
Total current assets	754,144	282,618	100,662	(420,380)	717,044
Restricted cash and cash equivalents	4,410	17,865	1,265	—	23,540
Property and equipment, net	—	1,995,043	26,862	—	2,021,905
Goodwill	—	516,198	—	—	516,198
FCC authorizations	—	465,658	—	—	465,658
Investment in subsidiaries	—	58,861	—	(58,861)	—
Intercompany note and interest receivables	2,271,522	—	—	(2,271,522)	—
Other noncurrent assets, net	55,405	444,163	7,046	(2,122)	504,492
Total assets	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$39	$123,787	$18,107	$—	$141,933
Trade accounts payable - DISH Network	5	10,095	—	—	10,100
Advances from affiliates, net	—	432,838	21,594	(454,432)	—
Accrued expenses and other	17,817	133,051	23,927	—	174,795
Current portion of long-term debt and capital lease obligations	—	62,708	1,467	—	64,175
Total current liabilities	17,861	762,479	65,095	(454,432)	391,003
Long-term debt and capital lease obligations, net of current portion	2,000,000	467,408	1,479	—	2,468,887
Intercompany note and interest payables	—	2,271,522	—	(2,271,522)	—
Other long-term liabilities	—	311,742	2,597	(2,122)	312,217
Total HSS shareholder’s equity (deficit)	1,067,620	(32,745)	57,554	(24,809)	1,067,620
Noncontrolling interests	—	—	9,110	—	9,110
Total liabilities and shareholder’s equity (deficit)	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$496,285	$86,618	$(8,313)	$574,590
Equipment revenue	—	145,373	33,317	(17,377)	161,313
Services and other revenue - DISH Network	—	216,700	—	—	216,700
Total revenue	—	858,358	119,935	(25,690)	952,603
Costs and Expenses: (exclusive of depreciation shown separately below)
Costs of sales - services and other	—	253,057	60,186	(7,591)	305,652
Cost of sales - equipment	—	120,920	23,762	(16,191)	128,491
Selling, general and administrative expenses	1,427	128,734	20,133	(1,908)	148,386
Research and development expenses	—	11,668	—	—	11,668
Depreciation and amortization	—	260,633	5,418	—	266,051
Total costs and expenses	1,427	775,012	109,499	(25,690)	860,248
Operating income (loss)	(1,427)	83,346	10,436	—	92,355
Other Income (expense):
Interest income	98,091	1,452	1,200	(96,984)	3,759
Interest expense, net of amounts capitalized	(84,507)	(99,886)	(934)	96,984	(88,343)
Hughes Acquisition costs	(35,300)	—	—	—	(35,300)
Equity in earnings of subsidiaries	3,881	6,074	—	(9,955)	—
Other, net	6	10,997	(1,214)	—	9,789
Total other income (expense)	(17,829)	(81,363)	(948)	(9,955)	(110,095)
Income (loss) before income taxes	(19,256)	1,983	9,488	(9,955)	(17,740)
Income tax (provision) benefit, net	5,488	2,434	(3,950)	—	3,972
Net income (loss)	(13,768)	4,417	5,538	(9,955)	(13,768)
Less: Net income (loss) attributable to noncontrolling interests	—	—	635	—	635
Net income (loss) attributable to HSS	$(13,768)	$4,417	$4,903	$(9,955)	$(14,403)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$(13,768)	$4,417	$5,538	$(9,955)	$(13,768)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(55,872)	270,453	18,061	9,955	242,597
Net cash flows from operating activities	(69,640)	274,870	23,599	—	228,829
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(304,863)	—	—	—	(304,863)
Sales and maturities of marketable investment securities	510,291	—	—	—	510,291
Purchases of property and equipment	—	(271,716)	(4,056)	—	(275,772)
Acquisition of Hughes Communications, net	—	(2,075,713)	—	—	(2,075,713)
Intercompany note relating to Hughes Acquisition	(2,174,614)	—	—	2,174,614	—
Change in restricted cash and cash equivalents	826	(1,290)	(1,265)	—	(1,729)
Other, net	—	(5,286)	—	—	(5,286)
Net cash flows from investing activities	(1,968,360)	(2,354,005)	(5,321)	2,174,614	(2,153,072)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	—	—	2,000,000
Intercompany note relating to Hughes Acquisition	—	2,174,614	—	(2,174,614)	—
Repayment of long-term debt and capital lease obligations	—	(54,625)	(4,162)	—	(58,787)
Debt issuance costs	(57,825)	—	—	—	(57,825)
Contributions from (distributions to) parent	166,379	—	—	—	166,379
Other	49	—	951	—	1,000
Net cash flows from financing activities	2,108,603	2,119,989	(3,211)	(2,174,614)	2,050,767
Effect of exchange rates on cash and cash equivalents	—	—	(1,627)	—	(1,627)
Net increase (decrease) in cash and cash equivalents	70,603	40,854	13,440	—	124,897
Cash and cash equivalents, at beginning of period	—	—	106	—	106
Cash and cash equivalents, at end of period	$70,603	$40,854	$13,546	$—	$125,003

HUGHES SATELLITE SYSTEMS CORPORATION

SCHEDULE II

Valuation and Qualifying Account

Our valuation and qualifying account as of December 31, 2011, 2010 and 2009 was as follows:

Allowance for doubtful accounts	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the year ended:
December 31, 2011	$4,725	$18,441	$(6,397)	$16,769
December 31, 2010	$2,243	$3,268	$(786)	$4,725
December 31, 2009	$390	$1,711	$142	$2,243