Form 10-Q
period 2012-03-31
Hughes Satellite Systems Corp
filed 2012-05-10
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of May 4, 2012, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

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

•                  We are a wholly-owned subsidiary of EchoStar Corporation (“EchoStar”) and do not operate as an independent company.

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

Other Risks

•                  We may have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership and management.

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

iii

PART I

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$121,899	$125,003
Marketable investment securities	214,221	261,082
Trade accounts receivable, net of allowance for doubtful accounts of $17,201 and $16,769, respectively	169,352	171,917
Trade accounts receivable - DISH Network, net of allowance for doubtful account of zero	64,224	33,128
Advances to affiliates, net	—	4,217
Inventory	56,591	47,558
Deferred tax assets	21,508	21,222
Other current assets	43,379	52,917
Total current assets	691,174	717,044
Noncurrent Assets:
Restricted cash and cash equivalents	23,241	23,540
Property and equipment, net of accumulated depreciation of $1,352,325 and $1,281,930, respectively	2,081,749	2,021,905
Goodwill	509,860	516,198
FCC authorizations	465,658	465,658
Intangible assets, net	324,111	341,207
Other investment securities	24,515	22,466
Other noncurrent assets, net	146,502	140,819
Total noncurrent assets	3,575,636	3,531,793
Total assets	$4,266,810	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$146,040	$141,933
Trade accounts payable - DISH Network	9,117	10,100
Advances from affiliates, net	2,024	—
Deferred revenue and other	46,702	50,568
Accrued interest	41,508	6,348
Accrued expenses and other	96,901	117,879
Current portion of long-term debt and capital lease obligations	65,757	64,175
Total current liabilities	408,049	391,003
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,475,931	2,468,887
Deferred tax liabilities	280,471	290,287
Long-term deferred revenue and other long-term liabilities	24,172	21,930
Total noncurrent liabilities	2,780,574	2,781,104
Total liabilities	3,188,623	3,172,107
Commitments and Contingencies (Note 10)
Shareholder’s Equity (Deficit):
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,099,736	1,099,506
Accumulated other comprehensive income (loss)	(5,979)	(7,914)
Accumulated earnings (deficit)	(25,019)	(23,972)
Total HSS shareholder’s equity (deficit)	1,068,738	1,067,620
Noncontrolling interests	9,449	9,110
Total shareholder’s equity (deficit)	1,078,187	1,076,730
Total liabilities and shareholder’s equity (deficit)	$4,266,810	$4,248,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(Note 2)
Revenue:
Services and other revenue	$239,547	$14,858
Services and other revenue - DISH Network	54,164	53,046
Equipment revenue	53,626	—
Total revenue	347,337	67,904
Costs and Expenses: (exclusive of depreciation shown separately below - Note 6)
Cost of sales - services and other	118,691	17,070
Cost of sales - equipment	46,308	—
Selling, general and administrative expenses	55,776	6,191
Research and development expenses	4,957	—
Depreciation and amortization (Notes 6 and 7)	87,027	23,468
Total costs and expenses	312,759	46,729
Operating income (loss)	34,578	21,175
Other Income (Expense):
Interest income	877	30
Interest expense, net of amounts capitalized	(38,655)	(3,433)
Other, net	1,401	399
Total other income (expense)	(36,377)	(3,004)
Income (loss) before income taxes	(1,799)	18,171
Income tax (provision) benefit, net	665	(6,688)
Net income (loss)	(1,134)	11,483
Less: Net income (loss) attributable to noncontrolling interests	(87)	—
Net income (loss) attributable to HSS	$(1,047)	$11,483
Comprehensive Income (Loss):
Net income (loss)	$(1,134)	$11,483
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,488	—
Unrealized holding gains (losses) on available-for-sale securities	(295)	—
Total other comprehensive income (loss), net of tax	2,193	—
Comprehensive income (loss)	1,059	11,483
Less: Comprehensive income (loss) attributable to noncontrolling interests	171	—
Comprehensive income (loss) attributable to HSS	$888	$11,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
		(Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$(1,134)	$11,483
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	87,027	23,468
Equity in losses (earnings) of affiliates	(1,675)	(383)
Amortization of debt issuance costs	1,213	—
Non-cash, stock-based compensation	229	50
Deferred tax expense (benefit)	(3,658)	6,705
Other, net	1,105	—
Change in noncurrent assets	(3,718)	87
Changes in current assets and current liabilities, net	(6,374)	9,761
Net cash flows from operating activities	73,015	51,171
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(52,904)	—
Sales and maturities of marketable investment securities	98,062	—
Purchases of property and equipment	(102,916)	(14,899)
Change in restricted cash and cash equivalents	299	—
Other, net	(3,002)	(1,610)
Net cash flows from investing activities	(60,461)	(16,509)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(15,947)	(12,514)
Debt issuance costs	(229)	—
Contributions from (distributions to) parent	—	(21,763)
Other	89	28
Net cash flows from financing activities	(16,087)	(34,249)
Effect of exchange rates on cash and cash equivalents	429	—
Net increase (decrease) in cash and cash equivalents	(3,104)	413
Cash and cash equivalents, beginning of period	125,003	106
Cash and cash equivalents, end of the period	$121,899	$519
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$13,724	$9,848
Capitalized interest	$11,542	$6,546
Cash received for interest	$2,261	$30
Cash paid to EchoStar for income taxes	$657	$15
Cash paid for income taxes	$2,245	$—
Satellites and other assets financed under capital lease obligations	$24,355	$8,755
Capital expenditures included in accounts payable	$1,738	$7,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.        Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation, (together with its subsidiaries, “HSS”, the “Company,” “we,” “us” and/or “our”) is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  See Note 9 for further discussion on the Hughes Acquisition.  As a result, our historical financial statements, prior to June 9, 2011, reflect the historical consolidated financial position and operating results of EchoStar’s satellite services business.

Following the Hughes Acquisition, we operate two primary segments:

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in our results effective June 9, 2011.

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

Note 2.                    Basis of Presentation, Principles of Consolidation, and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Our results of operations for the period presented prior to March 2011 are presented on a combined basis and reflect the historical results of operations and cash flows of certain entities included in the consolidated financial statements and accounting records of EchoStar that principally represented its satellite services business. The financial statements for all periods are labeled as condensed consolidated financial statements. Our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 includes the operating results of Hughes Communications.

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition costs amortization periods, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowance for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

As of March 31, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and current liabilities were equal to or approximates fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair values of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 8 for the fair value of our long-term debt.

Note 3.         Other Comprehensive Income (Loss) Related Tax Effects

There was no other comprehensive income (loss) for the three months ended March 31, 2011. The following table presents the tax effects allocated to each component of other comprehensive income (loss). A full valuation allowance has been established against any deferred tax assets that are capital in nature.

	For the Three Months
	Ended March 31, 2012
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(In thousands)
Foreign currency translation adjustments	$2,488	$—	$2,488
Unrealized holding gains (losses) on available-for-sale securities	(295)	—	(295)
Total other comprehensive income (loss)	$2,193	$—	$2,193

Note 4.        Marketable Investment Securities and Other Investment Securities

Our marketable investment securities and other investment securities consist of the following:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Marketable investment securities —current:
VRDNs	$30,435	$61,795
Strategic	5,400	6,426
Other	178,386	192,861
Total marketable investment securities—current	214,221	261,082
Other investment securities— noncurrent:
Cost method	15,557	15,557
Equity method	8,958	6,909
Total other investment securities — noncurrent	24,515	22,466
Total marketable and other investment securities	$238,736	$283,548

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Other Investment Securities - Noncurrent

We account for our unconsolidated debt and equity investments under the equity or cost method of accounting.  We have two strategic investments in certain equity securities that are included in noncurrent “Other investment securities” on our Condensed Consolidated Balance Sheets.

Cost and Equity

Non-majority owned investments in equity securities are generally accounted for using the equity method when we have the ability to significantly influence the operating decisions of an investee.  However, when we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.

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

Unrealized Gains (Losses) on Marketable Investment Securities

As of each of March 31, 2012 and December 31, 2011, we had accumulated net unrealized gains, net of related tax effect, of approximately $2 million as a part of “Accumulated other comprehensive income (loss)” within “Total shareholder’s equity (deficit).”  A full valuation allowance has been established against any net deferred tax assets that are capital in nature.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The components of our available-for-sale investments are summarized in the table below.

	As of
	March 31, 2012				December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$30,435	$—		$—	$61,795	$—	$—	$—
Other	178,386	101	(402)	(301)	192,861	68	(1,100)	(1,032)
Equity securities:
Strategic	5,400	2,228	—	$2,228	6,426	3,254	—	$3,254
Total marketable investment securities	$214,221	$2,329	$(402)	$1,927	$261,082	$3,322	$(1,100)	$2,222

As of March 31, 2012, we had debt securities of $182 million with contractual maturities of one year or less and $27 million with contractual maturities greater than one year.  Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

Marketable Investment Securities in a Loss Position

As of March 31, 2012, and December 31, 2011, the aggregate fair value of our debt securities that were in a loss position, all of which had been in an unrealized loss position for one year or less, totaled $114 million and $155 million, respectively. We do not intend to sell our investments in debt securities before they recover or mature, and it is more likely than not that we will hold these debt investments until that time.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these marketable investment securities are primarily related to temporary market fluctuations.

Fair Value Measurements

As of March 31, 2012 and December 31, 2011, we classified our current debt securities as Level 2 of the fair value hierarchy, as they were based on quoted market prices that can be derived from assumptions observable in the marketplace, and our current strategic equity security as Level 1 of the fair value hierarchy, as its market price was quoted in active markets (See Note 2). This asset was measured at fair value on a recurring basis.

Note 5.                    Inventory

Our inventory, related to the Hughes segment, consisted of the following:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Finished goods	$40,678	$33,574
Work-in process	8,775	7,315
Raw materials	7,138	6,669
Total inventory	$56,591	$47,558

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 6.                    Property and Equipment

Depreciation and amortization expense consists of the following:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Satellites	$37,059	$22,968
Furniture, fixtures, equipment and other	31,697	500
Amortization of intangible assets and other	17,126	—
Buildings and improvements	1,145	—
Total depreciation and amortization	$87,027	$23,468

The increase in our depreciation and amortization expense from the three months ended March 31, 2011 compared to the same period in 2012 was primarily related to the Hughes Acquisition.

Cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation expense.

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAYTM 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition in 2011.  Five of these satellites are leased. Four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements, and the one satellite we lease from DISH Network is accounted for as an operating lease.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  See Note 12 for further discussion of our satellite leases with DISH Network.

Satellite Anomalies

Prior to 2012, certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVII/Jupiter and EchoStar XVI as discussed below, and therefore, we will bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch insurance for EchoStar XVII/Jupiter and EchoStar XVI and to maintain in-orbit insurance for EchoStar XVII/Jupiter, EchoStar XVI and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III, which is currently an in-orbit spare, was designed to meet a minimum 12-year useful life.  During first quarter 2012, we determined that EchoStar III experienced a solar array anomaly which did not impact commercial operation of the satellite; however, there can be no assurance that future anomalies will not impact its commercial operation.  EchoStar III was fully depreciated during 2009.

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, this satellite experienced solar array anomalies and the loss of traveling wave tube amplifiers (“TWTAs”) that did not reduce its

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

useful life; however, the solar array anomalies impacted the commercial operation of the satellite.  During first quarter 2012, we determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost on the satellite to five.  The recent loss of TWTAs did not reduce the estimated useful life of the satellite and had no impact on the commercial operation of the satellite; however, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI will be fully depreciated in August 2012.

Leased Satellites

EchoStar I.  During first quarter 2012, it was determined that EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact the commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.

AMC-16.  During 2012, AMC-16 experienced two additional solar-power anomalies, causing a partial power loss that further reduced its capacity.  Testing is being performed to determine the extent to which these anomalies impacted its commercial operations, the extent to which our monthly recurring payment under the applicable satellite services agreement may be further reduced and the extent to which our capital lease obligation may be further decreased. There can be no assurance that these anomalies or any future anomalies will not reduce its useful life or further impact its commercial operations.

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

Note 7.                    Intangible Assets and Goodwill

Intangible Assets

Our identifiable intangible assets subject to amortization consisted of the following:

	As of
	March 31, 2012		December 31, 2011
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Customer relationships	$270,300	$(61,987)	$270,300	$(52,556)
Contract-based	64,800	(25,459)	64,800	(20,602)
Technology-based	51,417	(7,148)	51,417	(5,007)
Trademark portfolio	29,700	(1,238)	29,700	(866)
Favorable leases	4,707	(981)	4,707	(686)
Total	$420,924	$(96,813)	$420,924	$(79,717)

Amortization expense on these intangible assets is recorded on a straight-line basis over a useful life primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

the intangible.  Amortization expense was $17 million and minimal for the three months ended March 31, 2012 and 2011, respectively.

Estimated future amortization of our identifiable intangible assets as of March 31, 2012 is as follows:

Amount
(In thousands)
For the Years Ended December 31,
2012 (remaining nine months)	$49,194
2013	44,722
2014	54,517
2015	44,460
2016	35,674
Thereafter	95,544
Total	$324,111

Goodwill

During the three months ended March 31, 2012, we made adjustments to deferred tax liabilities in the allocation of our purchase price related to the Hughes Acquisition with a corresponding adjustment to goodwill as summarized in the table below.

Amount
(In thousands)
Balance as of December 31, 2011	$516,198
Adjustments to the Hughes Acquisition (non-deductible)	(6,338)
Balance as of March 31, 2012	$509,860

Note 8.                    Debt

Fair Value

The following table summarizes the carrying and fair values of our debt facilities:

	As of
	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,138,500	$1,100,000	$1,138,500
7 5/8% Senior Notes due 2021	900,000	936,000	900,000	936,000
Mortgages and other notes payable	6,398	6,398	6,465	6,465
Subtotal	2,006,398	$2,080,898	2,006,465	$2,080,965
Capital lease obligations (1)	535,290	NA	526,597	NA
Total debt and capital lease obligations	$2,541,688		$2,533,062

(1) Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 9.                    Acquisition

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

A summary of the purchase price and opening balance sheet for the Hughes Acquisition at the June 8, 2011 acquisition date is presented in the following table.  The opening balance sheet presented below reflects our preliminary purchase price allocation.

Amount
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Intangibles	420,907
Goodwill (non-deductible)	509,860
FCC Authorizations	400,000
Other noncurrent assets	55,776
Current liabilities	(293,029)
Deferred tax liabilities	(220,928)
Long-term liabilities	(22,239)
Non-controlling interests	(9,679)
Total purchase price	$2,174,613

For the three months ended March 31, 2011, our unaudited pro forma revenue and net loss was $331 million and $12 million, respectively. Our pro forma information gives effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Hughes Acquisition had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 11 for further discussion.

Note 10.             Commitments and Contingencies

Commitments

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $80 million using an exchange rate of $1 to 1.8221 Brazilian Real as of March 31, 2012.  We received the license for orbital slot from ANATEL in May 2012.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The slot will be used to expand our video and data capabilities in South America.  Pursuant to our obligations under the license for the orbital slot, we will be required to make significant additional investments, which may affect our future financial condition or results of operations.

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched during the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of March 31, 2012, the remaining obligation related to EchoStar XVI is $68 million, which includes the launch contract, launch insurance and one-year of in-orbit insurance.

EchoStar XVII/Jupiter.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII/Jupiter, which is expected to launch in the summer of 2012.  Barrett Xplore Inc. has agreed to lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII/Jupiter.  As of March 31, 2012, the remaining obligation related to EchoStar XVII/Jupiter is $120 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third party service provider, who has assumed indemnification obligations for the case.

We, along with the third party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us or our service provider to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device”.  ITOM alleges infringement through use of various third party chipsets in unspecified products and/or systems.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Note 11.             Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not provided to the chief operating decision-maker on a regular basis.  Under this definition, we operate two primary segments.

•                  EchoStar Satellite Services — which uses 10 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Hughes also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in our results effective June 9, 2011.  See Note 9 for further discussion of the Hughes Acquisition.

The “All Other and Eliminations” category consists of revenue and net income (loss) attributable to HSS from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

addition, this category includes interest expense related to our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 (collectively, the “Notes”), net of capitalized interest. Transactions between segments were not significant.

The following table reports our operating segment data and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to HSS” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

For the Three Months Ended March 31, 2012	EchoStar Satellite Services	Hughes	All Other and Eliminations	Consolidated Total
	(In thousands)
Total revenue	$73,583	$274,218	$(464)	$347,337
EBITDA (1)	52,200	69,202	1,691	123,093
Interest income	22	73	782	877
Interest expense, net of amounts capitalized	(13,794)	(88)	(24,773)	(38,655)
Income tax benefit (provision), net	(2,652)	(5,218)	8,535	665
Depreciation and amortization	(31,439)	(55,588)	—	(87,027)
Net income (loss) attributable to HSS	$4,337	$8,381	$(13,765)	$(1,047)

For the Three Months Ended March 31, 2011
Total revenue	$67,904	$—	$—	$67,904
EBITDA (1)	44,659	—	383	45,042
Interest income	28	—	2	30
Interest expense, net of amounts capitalized	(9,979)	—	6,546	(3,433)
Income tax benefit (provision), net	(4,137)	—	(2,551)	(6,688)
Depreciation and amortization	(23,468)	—	—	(23,468)
Net income (loss) attributable to HSS	$7,103	$—	$4,380	$11,483

(1) EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

	As of
Long-lived assets, including FCC authorizations:	March 31, 2012	December 31, 2011
	(In thousands)
North America	$3,357,922	$3,321,620
Other	23,456	23,348
Total long-lived assets	$3,381,378	$3,344,968

	For the Three Months Ended March 31,
Revenue:	2012	2011
	(In thousands)
North America	$293,021	$67,904
Other	54,316	—
Total revenue	$347,337	$67,904

Transactions with Major Customers.  During the three months ended March 31, 2012 and 2011, our revenue included sales to DISH Network, our major customer.  The following table summarizes sales to our customer and its percentage of total revenue.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Total revenue
DISH Network:
EchoStar Satellite Services Segment	$53,633	$53,046
Hughes Segment	531	—
Total DISH Network	54,164	53,046
All other	293,173	14,858
Total revenue	$347,337	$67,904
Percentage of total revenue
DISH Network	15.6%	78.1%
All other	84.4%	21.9%

Note 12.                                                  Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expense for these services of $3 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Generally, the amounts DISH Network pays for products and services provided under the agreements entered into in connection with the Spin-off are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of the principal agreements that EchoStar or we have entered into with DISH Network that may have an impact on our financial position and results of operations.

“Services and other revenue — DISH Network”

Satellite Capacity Agreements.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the leases provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar VI, VIII and XII.  DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of:  (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which they receive service from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  This satellite was launched on September 29, 2011 and was placed into service during the fourth quarter 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite.  In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location. We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  During 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network will receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.

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

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, EchoStar completed the Hughes Acquisition.  Hughes provided

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes which extends for a period through October 31, 2014, pursuant to which Blockbuster may continue to purchase broadband products and services from Hughes.  Blockbuster has the option to renew the agreement for an additional one year period.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, Hughes Communications and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes Communications provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. The initial term of the RUS Agreement shall continue until the earlier of:  (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days’ prior written notice to Hughes Communications.

“General and administrative expenses — DISH Network”

Management Services Agreement.  EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily legal and accounting services) to us and EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  In addition, R. Stanton Dodge remains employed by DISH Network, but also served as EchoStar’s and our Executive Vice President, General Counsel and Secretary through November 2011.  EchoStar makes payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us and EchoStar under the Management Services Agreement.  EchoStar also reimburses DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us and EchoStar.  EchoStar and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as EchoStar and DISH Network mutually agree upon. A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.”

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

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement:  information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement) and receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement).  A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.” The Professional Services Agreement automatically renewed on January 1, 2012 for an additional one-year period until January 1, 2013 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

least 60 days notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  During the three months ended March 31, 2012 and 2011, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was approximately $4 million and $6 million, respectively.  The lease generally terminates upon the earlier of:  (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes, entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.  During the three months ended March 31, 2012, our Hughes segment provided services to DBSD North America for an aggregate amount of less than $1 million.

TerreStar Agreement.  On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar.  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience. During the three months ended March 31, 2012, our Hughes segment provided services to TerreStar for an aggregate amount of less than $1 million.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s financial statements.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide satellite capacity to Dish Mexico. For each of the three months ended March 31, 2012 and 2011, we recognized $2 million of satellite services revenue from Dish Mexico.  As of each of March 31, 2012 and December 31, 2011, we had our account receivable balance due from Dish Mexico of less than $1 million.

Note 13.              Supplemental Guarantor and Non-Guarantor Financial Information

Certain of the Company’s wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under the Notes, which were issued on June 1, 2011.

In lieu of separate financial statements of the Guarantor Subsidiaries, condensed consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the condensed balance sheet information, the condensed statement of operations and comprehensive income (loss) information and the condensed statement of cash flows information of the Company, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of the Company on a combined basis and the eliminations necessary to arrive at the corresponding information of the Company on a consolidated basis.

No condensed consolidating financial information is presented for the three months ended March 31, 2011, as any subsidiaries of the Company other than the Guarantor Subsidiaries then existing were minor during that period. The indentures of the Notes contain restrictive covenants that, among other things, impose limitations on the ability of the Company and certain of its restricted subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

The condensed consolidating financial information should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$36,951	$74,485	$10,463	$—	$121,899
Marketable investment securities	208,821	5,400	—	—	214,221
Trade accounts receivable, net	—	111,108	58,244	—	169,352
Trade accounts receivable - DISH Network, net	—	64,224	—	—	64,224
Advances to affiliates, net	499,774	—	—	(499,774)	—
Inventory	—	46,529	10,062	—	56,591
Other current assets	4,297	39,591	21,783	(784)	64,887
Total current assets	749,843	341,337	100,552	(500,558)	691,174
Restricted cash and cash equivalents	4,454	17,576	1,211	—	23,241
Property and equipment, net	—	2,054,741	27,008	—	2,081,749
Goodwill	—	509,860	—	—	509,860
FCC authorizations	—	465,658	—	—	465,658
Intangible assets, net	—	324,111	—	—	324,111
Investment in subsidiaries	—	62,209	—	(62,209)	—
Intercompany note and interest receivables	2,316,332	—	—	(2,316,332)	—
Other noncurrent assets, net	54,422	113,278	5,382	(2,065)	171,017
Total assets	$3,125,051	$3,888,770	$134,153	$(2,881,164)	$4,266,810
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$—	$127,402	$18,638	$—	$146,040
Trade accounts payable - DISH Network	5	9,112	—	—	9,117
Advances from affiliates, net	—	523,132	17,622	(538,730)	2,024
Accrued expenses and other	52,975	108,786	24,030	(680)	185,111
Current portion of long-term debt and capital lease obligations	—	64,234	1,523	—	65,757
Total current liabilities	52,980	832,666	61,813	(539,410)	408,049
Long-term debt and capital lease obligations, net of current portion	2,000,000	474,751	1,180	—	2,475,931
Intercompany note and interest payables	—	2,316,332	—	(2,316,332)	—
Other long-term liabilities	3,333	302,504	975	(2,169)	304,643
Total HSS shareholder’s equity (deficit)	1,068,738	(37,483)	60,736	(23,253)	1,068,738
Noncontrolling interests	—	—	9,449	—	9,449
Total liabilities and shareholder’s equity (deficit)	$3,125,051	$3,888,770	$134,153	$(2,881,164)	$4,266,810

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$70,603	$40,854	$13,546	$—	$125,003
Marketable investment securities	254,656	6,426	—	—	261,082
Trade accounts receivable, net	—	112,507	59,410	—	171,917
Trade accounts receivable - DISH Network, net	—	33,128	—	—	33,128
Advances to affiliates, net	424,597	—	—	(420,380)	4,217
Inventory	—	39,735	7,823	—	47,558
Other current assets	4,288	49,968	19,883	—	74,139
Total current assets	754,144	282,618	100,662	(420,380)	717,044
Restricted cash and cash equivalents	4,410	17,865	1,265	—	23,540
Property and equipment, net	—	1,995,043	26,862	—	2,021,905
Goodwill	—	516,198	—	—	516,198
FCC authorizations	—	465,658	—	—	465,658
Intangible assets, net	—	341,207	—	—	341,207
Investment in subsidiaries	—	58,861	—	(58,861)	—
Intercompany note and interest receivables	2,271,522	—	—	(2,271,522)	—
Other noncurrent assets, net	55,405	102,956	7,046	(2,122)	163,285
Total assets	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$39	$123,787	$18,107	$—	$141,933
Trade accounts payable - DISH Network	5	10,095	—	—	10,100
Advances from affiliates, net	—	432,838	21,594	(454,432)	—
Accrued expenses and other	17,817	133,051	23,927	—	174,795
Current portion of long-term debt and capital lease obligations	—	62,708	1,467	—	64,175
Total current liabilities	17,861	762,479	65,095	(454,432)	391,003
Long-term debt and capital lease obligations, net of current portion	2,000,000	467,408	1,479	—	2,468,887
Intercompany note and interest payables	—	2,271,522	—	(2,271,522)	—
Other long-term liabilities	—	311,742	2,597	(2,122)	312,217
Total HSS shareholder’s equity (deficit)	1,067,620	(32,745)	57,554	(24,809)	1,067,620
Noncontrolling interests	—	—	9,110	—	9,110
Total liabilities and shareholder’s equity (deficit)	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$205,746	$36,715	$(2,914)	$239,547
Equipment revenue	—	52,183	6,823	(5,380)	53,626
Services and other revenue - DISH Network	—	54,164	—	—	54,164
Total revenue	—	312,093	43,538	(8,294)	347,337
Costs and Expenses: (exclusive of depreciation shown separately below)
Costs of sales - services and other	—	97,317	24,146	(2,772)	118,691
Cost of sales - equipment	—	45,984	5,020	(4,696)	46,308
Selling, general and administrative expenses	551	47,095	8,956	(826)	55,776
Research and development expenses	—	4,957	—	—	4,957
Depreciation and amortization	—	84,885	2,142	—	87,027
Total costs and expenses	551	280,238	40,264	(8,294)	312,759
Operating income (loss)	(551)	31,855	3,274	—	34,578
Other Income (expense):
Interest income	45,400	201	592	(45,316)	877
Interest expense, net of amounts capitalized	(36,244)	(47,074)	(653)	45,316	(38,655)
Equity in earnings of subsidiaries	(6,424)	1,019	—	5,405	—
Other, net	18	1,850	(467)	—	1,401
Total other income (expense)	2,750	(44,004)	(528)	5,405	(36,377)
Income (loss) before income taxes	2,199	(12,149)	2,746	5,405	(1,799)
Income tax (provision) benefit, net	(3,333)	5,892	(1,894)	—	665
Net income (loss)	(1,134)	(6,257)	852	5,405	(1,134)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(87)	—	(87)
Net income (loss) attributable to HSS	$(1,134)	$(6,257)	$939	$5,405	$(1,047)
Comprehensive Income (Loss):
Net income (loss)	$(1,134)	$(6,257)	$852	$5,405	$(1,134)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,488	—	2,488
Unrealized holding gains (losses) on available-for-sale securities	731	(1,026)	—	—	(295)
Equity in other comprehensive income (loss) of subsidiaries	1,204	2,230	—	(3,434)	—
Total other comprehensive income (loss), net of tax:	1,935	1,204	2,488	(3,434)	2,193
Comprehensive income (loss)	801	(5,053)	3,340	1,971	1,059
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	171	—	171
Comprehensive income (loss) attributable to HSS	$801	$(5,053)	$3,169	$1,971	$888

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$(1,134)	$(6,257)	$852	$5,405	$(1,134)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(77,403)	159,455	(2,498)	(5,405)	74,149
Net cash flows from operating activities	(78,537)	153,198	(1,646)	—	73,015
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(52,904)	—	—	—	(52,904)
Sales and maturities of marketable investment securities	98,062	—	—	—	98,062
Purchases of property and equipment	—	(101,368)	(1,548)	—	(102,916)
Change in restricted cash and cash equivalents	(44)	289	54	—	299
Other, net	—	(3,002)	—	—	(3,002)
Net cash flows from investing activities	45,114	(104,081)	(1,494)	—	(60,461)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(15,491)	(456)	—	(15,947)
Debt issuance costs	(229)	—	—	—	(229)
Other	—	5	84	—	89
Net cash flows from financing activities	(229)	(15,486)	(372)	—	(16,087)
Effect of exchange rates on cash and cash equivalents	—	—	429	—	429
Net increase (decrease) in cash and cash equivalents	(33,652)	33,631	(3,083)	—	(3,104)
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$36,951	$74,485	$10,463	$—	$121,899

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 1A. Risk Factors.”

EXECUTIVE SUMMARY

We are a holding company, whose subsidiaries operate two primary segments:  the EchoStar Satellite Services segment and the Hughes segment.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses ten of our owned and leased in-orbit satellites and related Federal Communications Commission licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V., United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of March 31, 2012 and December 31, 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.227 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of $621 million for each period.

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

In addition, because the number of potential new customers for our EchoStar Satellite Services segment is small, our current customer concentration is likely to continue for the foreseeable future.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us.  Many of these customers may continue to view us as a competitor given the common ownership and management team we continue to share with DISH Network.

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

Hughes Segment

On June 8, 2011, EchoStar Corporation (“EchoStar”) completed the acquisition (“Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”), pursuant to an agreement and plan of merger by and between EchoStar, certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Hughes Communications is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video and data products and solutions.  For information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2009, Hughes Communications entered into a contract for construction of EchoStar XVII/Jupiter, our next-generation, geostationary high throughput satellite. EchoStar XVII/Jupiter will employ a multi-spot beam, “bent pipe” Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We anticipate launching EchoStar XVII/Jupiter in the summer of 2012.

As of March 31, 2012, we had approximately 634,000 customers that subscribe to our Hughes segment’s consumer and small/medium enterprise service.  In addition, as of March 31, 2012, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.019 billion.

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

Basis of Presentation

The following narrative analysis of our condensed consolidated results of operations is presented on a historical basis.  Our operating results prior to the Hughes Acquisition reflected the historical results of combined operations of entities included in the condensed consolidated financial statements of EchoStar that generally represented EchoStar’s satellite services business.  Our results of operations for the three months ended March 31, 2012 include operating results of Hughes Communications. Therefore, our results of operations for the three months ended March 31, 2012 are not comparable to our results of operations for the three months ended March 31, 2011.

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

Cost of sales - services and other. “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, as well the cost of providing maintenance and other contracted services. “Cost of sales — services and other” also includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, telemetry, tracking and control, and other services.

Cost of sales — equipment. “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Selling, general and administrative expenses. “Selling, general and administrative expenses” consists primarily of selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash stock-based compensation expense. It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar, DISH Network and other third parties.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

	For the Three Months Ended
	March 31,		Variance
Statement of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Services and other revenue	$239,547	$14,858	$224,689	*
Services and other revenue - DISH Network	54,164	53,046	1,118	2.1
Equipment revenue	53,626	—	53,626	*
Total revenue	347,337	67,904	279,433	*
Costs and Expenses:
Cost of sales - services and other	118,691	17,070	101,621	*
% of Total services and other revenue	40.4%	25.1%
Cost of sales - equipment	46,308	—	46,308	*
% of Total equipment revenue	86.4%	*
Selling, general and administrative expenses	55,776	6,191	49,585	*
% of Total revenue	16.1%	9.1%
Research and development expenses	4,957	—	4,957	*
% of Total revenue	1.4%	0.0%
Depreciation and amortization	87,027	23,468	63,559	*
Total costs and expenses	312,759	46,729	266,030	*
Operating income (loss)	34,578	21,175	13,403	63.3
Other Income (Expense):
Interest income	877	30	847	*
Interest expense, net of amounts capitalized	(38,655)	(3,433)	(35,222)	*
Other, net	1,401	399	1,002	*
Total other income (expense)	(36,377)	(3,004)	(33,373)	*
Income (loss) before income taxes	(1,799)	18,171	(19,970)	*
Income tax (provision) benefit, net	665	(6,688)	7,353	*
Effective tax rate	37.0%	36.8%
Net income (loss)	(1,134)	11,483	(12,617)	*
Less: Net income (loss) attributable to noncontrolling interests	(87)	—	(87)	*
Net income (loss) attributable to HSS	$(1,047)	$11,483	$(12,530)	*

Other Data:
EBITDA	$123,093	$45,042	$78,051	*

* Percentage is not meaningful

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $294 million for the three months ended March 31, 2012, an increase of $226 million compared to the same period in 2011.  This increase was primarily related to services revenue of $221 million contributed by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Equipment revenue.  “Equipment revenue” of $54 million for the three months ended March 31, 2012 was generated by our Hughes segment associated with the sale of broadband equipment and networks to customers in our enterprise and consumer markets. There was no equipment revenue for the three months ended March 31, 2011.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $119 million for the three months ended March 31, 2012, an increase of $102 million compared to the same period in 2011.  This change primarily related to costs of $102 million associated with the sale of broadband services provided to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services from our Hughes segment.  “Cost of sales — services and other” represented 40.4% and 25.1% of total services and other revenue for the three months ended March 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” of $46 million for the three months ended March 31, 2012 incurred by our Hughes segment associated with the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets. There was no cost of equipment revenue for the three months ended March 31, 2011.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $56 million for the three months ended March 31, 2012, an increase of $50 million compared to the same period in 2011, primarily related to selling, general and administrative expenses of $50 million incurred by our Hughes segment. “Selling, general and administrative expenses” represented 16.1% and 9.1% of total revenue for the three months ended March 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $87 million for the three months ended March 31, 2012, an increase of $64 million compared to the same period in 2011. The increase was primarily attributable to additional amortization and depreciation expense of $56 million from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $39 million for the three months ended March 31, 2012, an increase of $35 million compared to the same period in 2011.  This change primarily resulted from an increase in interest expense related to the issuance of our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 during the second quarter of 2011.

Income tax (provision) benefit, net.  The income tax benefit totaled approximately $1 million for the three months ended March 31, 2012 compared to an income tax provision of $7 million for the same period in 2011.  This change resulted from a decrease in “Income (loss) before income taxes.” Our effective tax rate for the three months ended March 31, 2012 was impacted by differences in the tax rates of our foreign subsidiaries and accounting for income taxes in interim periods.

Earnings before interest, taxes, depreciation and amortization.  “EBITDA” was $123 million for the three months ended March 31, 2012, an increase of $78 million compared to the same period in 2011, primarily associated with the Hughes Acquisition.  The following table reconciles EBITDA to the accompanying condensed consolidated financial statements.

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
EBITDA	$123,093	$45,042
Interest income (expense), net	(37,778)	(3,403)
Income tax (provision) benefit, net	665	(6,688)
Depreciation and amortization	(87,027)	(23,468)
Net income (loss) attributable to HSS	$(1,047)	$11,483

Item 4.         CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

On June 8, 2011, EchoStar completed the Hughes Acquisition.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Except as discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third party service provider, who has assumed indemnification obligations for the case.

We, along with the third party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us or our service provider to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device”.  ITOM alleges infringement through use of various third party chipsets in unspecified products and/or systems.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Item 1A.                        RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors.  During the three months ended March 31, 2012, there were no material changes in our risk factors as previously disclosed.

Item 6.                                 EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of HSS for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged as blocks of text.

(H)            Filed herewith.

*                  In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director

	By:	/s/ Kenneth G. Carroll
Kenneth G. Carroll
Executive Vice President and Chief Financial Officer

Date: May 10, 2012