Form 10-Q
period 2012-06-30
Hughes Satellite Systems Corp
filed 2012-08-08
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                      .

Commission file number: 333-179121

Hughes Satellite Systems Corporation

(Exact name of registrant as specified in its charter)

Colorado	45-0897865
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

100 Inverness Terrace East
Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2012, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*           This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q

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

ii

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

•                  We may face other risks described from time-to-time in periodic and current reports we file with the Securities and Exchange Commission (“SEC”).

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

iii

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$63,106	$125,003
Marketable investment securities	157,687	261,082
Trade accounts receivable, net of allowance for doubtful accounts of $14,430 and $16,769, respectively	184,043	171,917
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	44,281	33,128
Advances to affiliates, net	11,845	4,217
Inventory	52,520	47,558
Deferred tax assets	21,343	21,222
Other current assets	42,400	52,917
Total current assets	577,225	717,044
Noncurrent Assets:
Restricted cash and cash equivalents	22,835	23,540
Property and equipment, net of accumulated depreciation of $1,420,725 and $1,281,930, respectively	2,101,984	2,021,905
Orbital rights, net	537,094	465,658
Goodwill	504,173	516,198
Other intangible assets, net	307,181	341,207
Other investment securities	25,578	22,466
Other noncurrent assets, net	163,510	140,819
Total noncurrent assets	3,662,355	3,531,793
Total assets	$4,239,580	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$101,780	$141,933
Trade accounts payable - DISH Network	9,117	10,100
Acquisition of orbital right	64,651	—
Deferred revenue and other	41,866	50,568
Accrued interest	6,571	6,348
Accrued expenses and other	103,887	117,879
Current portion of long-term debt and capital lease obligations	64,599	64,175
Total current liabilities	392,471	391,003
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,456,636	2,468,887
Deferred tax liabilities	278,449	290,287
Advances from affiliates	8,000	—
Long-term deferred revenue and other long-term liabilities	21,098	21,930
Total noncurrent liabilities	2,764,183	2,781,104
Total liabilities	3,156,654	3,172,107
Commitments and Contingencies (Note 10)
Shareholder’s Equity (Deficit):
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,099,918	1,099,506
Accumulated other comprehensive income (loss)	(1,453)	(7,914)
Accumulated earnings (deficit)	(24,390)	(23,972)
Total HSS shareholder’s equity (deficit)	1,074,075	1,067,620
Noncontrolling interests	8,851	9,110
Total shareholder’s equity (deficit)	1,082,926	1,076,730
Total liabilities and shareholder’s equity (deficit)	$4,239,580	$4,248,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Services and other revenue	$231,584	$73,312	$471,131	$88,206
Services and other revenue - DISH Network	57,660	52,982	111,824	106,028
Equipment revenue	63,635	25,223	117,261	25,187
Total revenue	352,879	151,517	700,216	219,421
Costs and Expenses:
Cost of sales - services and other	119,585	42,830	238,276	59,897
Cost of sales - equipment	52,575	19,809	98,883	19,812
Selling, general and administrative expenses	56,062	15,808	111,838	21,999
Research and development expenses	5,205	1,297	10,162	1,297
Depreciation and amortization (Notes 6 and 7)	87,098	39,460	174,125	62,928
Total costs and expenses	320,525	119,204	633,284	165,933
Operating income (loss)	32,354	32,313	66,932	53,488
Other Income (Expense):
Interest income	671	255	1,548	285
Interest expense, net of amounts capitalized	(36,867)	(13,680)	(75,522)	(17,113)
Hughes Acquisition costs	(7)	(34,500)	(7)	(34,500)
Other, net	4,748	8,968	6,149	9,367
Total other income (expense)	(31,455)	(38,957)	(67,832)	(41,961)
Income (loss) before income taxes	899	(6,644)	(900)	11,527
Income tax (provision) benefit, net	(502)	(749)	163	(7,437)
Net income (loss)	397	(7,393)	(737)	4,090
Less: Net income (loss) attributable to noncontrolling interests	(232)	87	(319)	87
Net income (loss) attributable to HSS	$629	$(7,480)	$(418)	$4,003
Comprehensive Income (Loss):
Net income (loss)	$397	$(7,393)	$(737)	$4,090
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,839)	(715)	(4,351)	(715)
Unrealized holding gains (losses) on available-for-sale securities	10,999	(1,005)	10,704	(1,005)
Total other comprehensive income (loss), net of tax	4,160	(1,720)	6,353	(1,720)
Comprehensive income (loss)	4,557	(9,113)	5,616	2,370
Less: Comprehensive income (loss) attributable to noncontrolling interests.	(598)	(267)	(427)	(267)
Comprehensive income (loss) attributable to HSS	$5,155	$(8,846)	$6,043	$2,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(737)	$4,090
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	174,125	62,928
Equity in losses (earnings) of affiliates	(2,398)	(579)
Amortization of debt issuance costs	2,456	—
Non-cash, stock-based compensation	411	104
Deferred tax expense (benefit)	(5,575)	8,190
Other, net	(2,611)	(6,410)
Change in noncurrent assets	(4,447)	(292)
Changes in current assets and current liabilities, net	(53,722)	(45,267)
Net cash flows from operating activities	107,502	22,764
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(63,916)	(120,951)
Sales and maturities of marketable investment securities	174,953	349,216
Purchases of property and equipment	(234,347)	(66,877)
Acquisition of orbital slots	(17,981)	—
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	(2,075,613)
Change in restricted cash and cash equivalents	705	52
Other, net	(6,413)	(1,837)
Net cash flows from investing activities	(146,999)	(1,916,010)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(31,671)	(24,318)
Debt issuance costs	(229)	(55,845)
Net proceeds from issuance of long-term debt	317	2,000,000
Contributions from parent	—	166,379
Advances from affiliates	8,000	—
Other	—	42
Net cash flows from financing activities	(23,583)	2,086,258
Effect of exchange rates on cash and cash equivalents	1,183	146
Net increase (decrease) in cash and cash equivalents	(61,897)	193,158
Cash and cash equivalents, beginning of period	125,003	106
Cash and cash equivalents, end of the period	$63,106	$193,264
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$97,041	$21,375
Capitalized interest	$24,316	$14,895
Cash received for interest	$4,531	$136
Cash paid to EchoStar for income taxes	$80	$65
Cash paid for income taxes	$4,918	$—
Satellites and other assets financed under capital lease obligations	$24,355	$17,351
Reduction of capital lease obligations for AMC-16	$4,735	$6,616
Marketable investment securities included in capital contributions	$—	$442,473
Changes in capital expenditures included in accounts payable	$(37,796)	$—
Orbital rights obligation included in accrued liabilities	$64,651	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.         Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation, (together with its subsidiaries, “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  As a result, our historical financial statements, prior to June 9, 2011, reflect the historical consolidated financial position and operating results of EchoStar’s satellite services business.

Following the Hughes Acquisition, we operate two primary business segments:

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

Note 2.                     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following (a) condensed balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and (b) unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).  Certain prior period amounts have been reclassified to conform to the current period presentation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Our operating results for the period presented prior to March 2011 are presented on a combined basis and reflect the historical results of operations and cash flows of certain entities included in the consolidated financial statements and accounting records of EchoStar that principally represented its satellite services business.  The financial statements for all periods are labeled as condensed consolidated financial statements.  Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 include the operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, deferred revenue and deferred subscriber acquisition cost amortization periods, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of June 30, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair value of our private debt is estimated based on an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information.  In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the notes.  See Note 8 for the fair value of our long-term debt.

We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 3.          Other Comprehensive Income (Loss) and Related Tax Effects

We have not recognized any tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.  We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities to the extent the gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Note 4.         Marketable Investment Securities and Other Investment Securities

Our marketable investment securities and other investment securities consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Marketable investment securities—current:
VRDNs	$16,815	$61,795
Strategic	16,132	6,426
Other	124,740	192,861
Total marketable investment securities—current	157,687	261,082
Other investment securities—noncurrent:
Cost method	15,557	15,557
Equity method	10,021	6,909
Total other investment securities—noncurrent	25,578	22,466
Total marketable and other investment securities	$183,265	$283,548

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

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including corporate and government bonds.

Other Investment Securities—Noncurrent

We have two strategic investments in certain equity securities that are accounted for using either the equity or the cost method of accounting.  Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	As of
	June 30, 2012				December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$16,815	$—	$—	$—	$61,795	$—	$—	$—
Other	124,740	83	(117)	(34)	192,861	68	(1,100)	(1,032)
Equity security - strategic	16,132	12,960	—	12,960	6,426	3,254	—	3,254
Total marketable investment securities	$157,687	$13,043	$(117)	$12,926	$261,082	$3,322	$(1,100)	$2,222

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

As of June 30, 2012, we had debt securities of $135 million with contractual maturities of one year or less and $7 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale debt securities have been in an unrealized loss position.  We do not intend to sell these debt securities before they recover, and it is more likely than not that we will hold these debt securities until they recover or mature.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these debt securities are primarily related to temporary market fluctuations.

	As of
	June 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)
Less than 12 months	$45,329	$(77)	$154,891	$(1,100)
12 months or more	13,993	(40)	—	—
Total	$59,322	$(117)	$154,891	$(1,100)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis.  As of June 30, 2012 and December 31, 2011, we classified our current debt securities as Level 2 of the fair value hierarchy, as they were based on quoted market prices that can be derived from assumptions observable in the marketplace, and our current strategic equity security as Level 1 of the fair value hierarchy, as its market price was quoted in active markets (see Note 2).  As of June 30, 2012 and December 31, 2011, we did not have investments that were classified as Level 3 of the fair value hierarchy.

Note 5.                     Inventory

Our inventory consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Finished goods	$36,330	$33,574
Work-in process	8,683	7,315
Raw materials	7,507	6,669
Total inventory	$52,520	$47,558

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 6.                     Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Satellites	$37,060	$24,593	$74,119	$47,560
Furniture, fixtures, equipment and other	31,526	8,703	63,223	9,203
Amortization of intangible assets and other	17,362	5,941	34,488	5,942
Buildings and improvements	1,150	223	2,295	223
Total depreciation and amortization	$87,098	$39,460	$174,125	$62,928

The increase in our depreciation and amortization expense from the three and six months ended June 30, 2011 compared to the same periods in 2012 was primarily related to the Hughes Acquisition.

Depreciation and amortization expense is reported separately from cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellites

We currently utilize 11 satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAY 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition in 2011.  Five of these satellites are leased.  Four of our leased satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements, and the one satellite we lease from DISH Network is accounted for as an operating lease.  See Note 12 for further discussion of our satellite leases with DISH Network.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

In addition, we also own EchoStar XVI, which is currently under construction and is expected to be launched in the second half of 2012, and EchoStar XVII, which was successfully launched in July 2012.  EchoStar XVII is our next-generation, geostationary high throughput satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII as discussed below, and therefore, we bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch insurance for EchoStar XVI and to maintain in-orbit insurance for EchoStar XVI, EchoStar XVII and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Owned Satellites

EchoStar III.  EchoStar III, which is currently an in-orbit spare, was designed to meet a minimum 12-year useful life.  During the first quarter of 2012, EchoStar III experienced a solar array anomaly which did not impact commercial operation of the satellite; however, there can be no assurance that future anomalies will not impact its commercial operation.  EchoStar III was fully depreciated in 2009.

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, this satellite experienced solar array anomalies and the loss of traveling wave tube amplifiers (“TWTAs”) that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite.  During the first quarter of 2012, we determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost on the satellite to five.  During the second quarter of 2012, EchoStar VI lost an additional solar array string reducing the total power available for use by the spacecraft.  The recent losses of TWTAs and the solar array string did not reduce the estimated useful life of the satellite and did not impact the current commercial operation of the satellite; however, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI will be fully depreciated in August 2012.

Leased Satellites

EchoStar I.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly.  While this anomaly did not impact the commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.

AMC-16.  In February 2012 and April 2012, AMC-16 experienced two solar-power anomalies, causing a partial power loss that reduced its capacity.  Pursuant to the governing satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  In connection with the February 2012 anomaly, effective in May 2012, our monthly recurring payment was reduced and as a result, our capital lease obligation was lowered by $5 million and a corresponding gain of $5 million was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012.  In connection with the April 2012 anomaly, we expect to finalize agreement on the operational impact of the anomaly in the third quarter of 2012, at which point, we expect to reduce our capital lease obligation and recognize a corresponding gain of approximately $8 million.  There can be no assurance that these anomalies or any future anomalies will not reduce its useful life or further impact its commercial operations.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7.                     Goodwill, Orbital Rights and Other Intangible Assets

Goodwill

Goodwill was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment (see Note 11 for further discussion on segment reporting).  In connection with our final purchase price allocation of the Hughes Acquisition, we made adjustments to increase deferred tax assets with a corresponding adjustment to goodwill in 2012 as summarized in the table below:

Amount
(In thousands)
Balance as of December 31, 2011	$516,198
Adjustments	(12,025)
Balance as of June 30, 2012	$504,173

We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment is not impaired and it is not necessary to perform step two of the two-step goodwill impairment test.

Orbital Rights

Orbital rights consisted of the following:

	As of
	June 30, 2012		December 31, 2011
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
FCC authorizations	$465,658	$—	$465,658	$—
Brazil authorization	71,835	(399)	—	—
Total	$537,493	$(399)	$465,658	$—

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The FCC authorizations have indefinite useful lives due to their non-depleting nature.  In May 2012, we acquired the right to use the 45 degree west longitude orbital location from ANATEL, the Brazilian communications regulatory authority (the “Brazil authorization”).  The Brazil authorization is amortized on a straight-line basis over the license term of 15 years.  See Note 10 for further discussion on the acquisition of the Brazil authorization.

Other Intangible Assets

Other intangible assets, which are subject to amortization, consisted of the following:

	As of
	June 30, 2012		December 31, 2011
	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization
	(In thousands)
Customer relationships	$270,300	$(71,422)	$270,300	$(52,556)
Contract-based	64,800	(30,148)	64,800	(20,602)
Technology-based	51,417	(9,289)	51,417	(5,007)
Trademark portfolio	29,700	(1,609)	29,700	(866)
Favorable leases	4,707	(1,275)	4,707	(686)
Total	$420,924	$(113,743)	$420,924	$(79,717)

These intangible assets are amortized on a straight-line basis over periods primarily ranging from approximately one to twenty years or in relation to the estimated discounted cash flows over the life of the intangible.  Amortization expense was $17 million and $34 million for the three and six months ended June 30, 2012, respectively, and $6 million for each of the three and six months ended June 30, 2011.

Future Amortization

Estimated future amortization of our intangible assets, including the Brazil authorization, as of June 30, 2012 is as follows:

For the Years Ending December 31,	Amount
(In thousands)
2012 (remaining six months)	$34,660
2013	49,511
2014	59,306
2015	49,249
2016	40,463
Thereafter	145,428
Total	$378,617

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8.                     Debt

Fair Value

The following table summarizes the carrying and fair values of our debt:

	As of
	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,171,500	$1,100,000	$1,138,500
7 5/8% Senior Notes due 2021	900,000	977,625	900,000	936,000
Mortgages and other notes payable	6,153	6,153	6,465	6,465
Subtotal	2,006,153	$2,155,278	2,006,465	$2,080,965
Capital lease obligations (1)	515,082		526,597
Total debt and capital lease obligations	$2,521,235		$2,533,062

(1) Disclosure regarding fair value of capital leases is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 9.                     Hughes Acquisition

On June 8, 2011, EchoStar completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between EchoStar, certain of its subsidiaries, including EchoStar Satellite Services L.L.C. and Hughes Communications, Inc. Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid.  In addition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

A summary of the purchase price and opening balance sheet for the Hughes Acquisition at the June 8, 2011 acquisition date is presented in the following table.  The opening balance sheet presented below reflects our final purchase price allocation.

Amount
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Other intangibles assets	420,907
Goodwill (non-deductible)	504,173
Orbital rights	400,000
Other noncurrent assets	61,463
Current liabilities	(293,029)
Deferred tax liabilities	(220,928)
Long-term liabilities	(22,239)
Noncontrolling interests	(9,679)
Total purchase price	$2,174,613

Our unaudited pro forma revenue and net loss were $354 million and $7 million, respectively, for the three months ended June 30, 2011 and $685 million and $18 million, respectively, for the six months ended June 30, 2011.  Our pro forma information gives effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Hughes Acquisition had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 10.           Commitments and Contingencies

Commitments

Acquisition of Brazilian Orbital Slot.  On August 30, 2011, we were declared the winner of the right to select an orbital slot in an auction conducted by ANATEL, the Brazilian communications regulatory authority.  We selected the 45 degree west longitude orbital location for a bid of approximately $72 million based on an exchange rate of $1 to 2.0213 Brazilian Reais as of June 30, 2012.  In May 2012, we received the orbital slot and we plan to use it to expand our video capabilities in South America.  As of June 30, 2012, we had a remaining obligation of approximately $65 million due to ANATEL in August 2012 to satisfy the purchase price, which was recorded in “Acquisition of orbital right” on our Condensed Consolidated Balance Sheet.  Pursuant to our obligations under the license for the orbital slot, we will be required to make significant additional investments, which may affect our future financial condition or results of operations.

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched in the second half of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of June 30, 2012, the remaining obligation related to EchoStar XVI was approximately $61 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

EchoStar XVII.  During June 2009, Hughes Communications entered into a contract for the construction of EchoStar XVII, which was launched successfully in July 2012.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.  In addition, Xplornet Communications Inc. (formerly known as Barrett Xplore Inc.) will lease the user beams designed to operate in Canada, which represents a portion of the capacity available on EchoStar XVII.  As of June 30, 2012, the remaining obligation related to EchoStar XVII was approximately $63 million, which includes remaining milestone payments and in-orbit incentives.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third-party service provider, who has assumed indemnification obligations for the case.  On May 31, 2012, E-Contact filed a first amended complaint.  The amended complaint removed the original complaint’s requests for a finding of willfulness and entry of an injunction.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

We, along with the third-party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V.  The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device.” ITOM alleged infringement through use of various third-party chipsets in unspecified products and/or systems.  A joint motion to dismiss Hughes Network Systems, LLC was granted on July 13, 2012.

Note 11.             Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker(s) of an enterprise.  Total assets by segment have not been specified because the information is not provided to our chief operating decision-maker on a regular basis.  Under this definition, we operate two primary business segments.

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

The “All Other and Eliminations” category consists of revenue and net income (loss) attributable to HSS from other operations including our corporate investment portfolio for which segment disclosure requirements do not apply.  In addition, this category includes interest expense related to our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 (collectively, the “Notes”), net of capitalized interest.  Transactions between segments were not significant.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The following table reports our operating segment results and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to HSS” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	EchoStar Satellite Services	Hughes	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2012
Total revenue	$71,438	$282,825	$(1,384)	$352,879
EBITDA (1)	$53,472	$70,224	$729	$124,425
Interest income	—	150	521	671
Interest expense, net of amounts capitalized	(13,240)	(127)	(23,500)	(36,867)
Income tax benefit (provision), net	(2,707)	(5,484)	7,689	(502)
Depreciation and amortization	(31,439)	(55,659)	—	(87,098)
Net income (loss) attributable to HSS	$6,086	$9,104	$(14,561)	$629

For the Three Months Ended June 30, 2011
Total revenue	$69,538	$81,923	$56	$151,517
EBITDA (1)	$60,206	$20,233	$(34,285)	$46,154
Interest income	255	—	—	255
Interest expense, net of amounts capitalized	(10,012)	(2)	(3,666)	(13,680)
Income tax benefit (provision), net	(10,160)	(1,611)	11,022	(749)
Depreciation and amortization	(23,427)	(16,033)	—	(39,460)
Net income (loss) attributable to HSS	$16,862	$2,587	$(26,929)	$(7,480)

For the Six Months Ended June 30, 2012
Total revenue	$145,021	$557,043	$(1,848)	$700,216
EBITDA (1)	$105,672	$139,426	$2,420	$247,518
Interest income	22	223	1,303	1,548
Interest expense, net of amounts capitalized	(27,034)	(215)	(48,273)	(75,522)
Income tax benefit (provision), net	(5,359)	(10,702)	16,224	163
Depreciation and amortization	(62,878)	(111,247)	—	(174,125)
Net income (loss) attributable to HSS	$10,423	$17,485	$(28,326)	$(418)

For the Six Months Ended June 30, 2011
Total revenue	$137,399	$81,923	$99	$219,421
EBITDA (1)	$104,696	$20,233	$(33,733)	$91,196
Interest income	285	—	—	285
Interest expense, net of amounts capitalized	(18,282)	(2)	1,171	(17,113)
Income tax benefit (provision), net	(14,800)	(1,611)	8,974	(7,437)
Depreciation and amortization	(47,052)	(16,033)	157	(62,928)
Net income (loss) attributable to HSS	$24,847	$2,587	$(23,431)	$4,003

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Geographic Information and Transactions with Major Customers

Geographic Information.  Revenue is attributed to geographic regions based upon the location where the goods and services are provided.  North American revenue includes transactions with North American customers.  All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.  The following table summarizes total long-lived assets, which includes property and equipment; goodwill; orbital rights and other intangible assets, and revenue attributed to the North American and other foreign locations.

	As of
Long-lived assets:	June 30, 2012	December 31, 2011
	(In thousands)
North America	$3,358,226	$3,321,620
Other	92,206	23,348
Total long-lived assets	$3,450,432	$3,344,968

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2012	2011	2012	2011
	(In thousands)
North America	$292,233	$131,824	$585,251	$189,755
Other	60,646	19,693	114,965	29,666
Total revenue	$352,879	$151,517	$700,216	$219,421

Transactions with Major Customers.  During the three and six months ended June 30, 2012 and 2011, our revenue included sales to DISH Network, our major customer.  The following table summarizes sales to DISH Network and its percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue:
DISH Network:
EchoStar Satellite Services segment	$53,877	$52,982	$107,510	$106,028
Hughes segment	3,783	—	4,314	—
Total DISH Network	57,660	52,982	111,824	106,028
All other	295,219	98,535	588,392	113,393
Total revenue	$352,879	$151,517	$700,216	$219,421
Percentage of total revenue:
DISH Network	16.3%	35.0%	16.0%	48.3%
All other	83.7%	65.0%	84.0%	51.7%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12.             Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expenses for these services of $4 million and $2 million for the three months ended June 30, 2012 and 2011, respectively, and $7 million and $4 million for the six months ended June 30, 2012 and 2011, respectively.

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

Generally, the amounts DISH Network pays for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

EchoStar IX.  DISH Network leases certain satellite capacity from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date, and this lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched in the second half of 2012.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes pursuant to which Blockbuster may continue to purchase broadband products and services from Hughes.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, Hughes Communications and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which Hughes Communications provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The initial term of the RUS Agreement shall continue until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to Hughes Communications.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we lease certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  The amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $4 million and $6 million for the three months ended June 30, 2012 and 2011, respectively, and $8 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.  The lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite (unless we determine to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponder on which service is being provided fails; or (iv) a certain date, which depends, among other things, upon the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  We generally have the option to renew this lease on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

Tax Sharing Agreement.  As a subsidiary of EchoStar, we are an indirect party to EchoStar’s tax sharing agreement with DISH Network that was entered into in connection with the Spin-off.  This agreement governs EchoStar and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s results of operations in our operating results. During the three and six month ended June 30, 2012, Hughes Systique provided $0.3 million and $0.5 million, respectively, of software development services to EchoStar.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide satellite capacity to Dish Mexico.  We recognized $2.1 million for each of the three months ended June 30, 2012 and 2011 and $4.3 million for each of the six months ended June 30, 2012 and 2011 of satellite services revenue from Dish Mexico.  As of each of June 30, 2012 and December 31, 2011, our accounts receivable balance due from Dish Mexico was $1.3 million and $0.7 million, respectively.

Note 13.             Supplemental Guarantor and Non-Guarantor Financial Information

Certain of the Company’s wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under the Notes, which were issued on June 1, 2011.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

The indentures governing the Notes contain restrictive covenants that, among other things, impose limitations on the ability of the Company and certain of its restricted subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

The condensed consolidating financial information should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Condensed Consolidating Balance Sheet as of June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$11,390	$39,556	$12,160	$—	$63,106
Marketable investment securities	141,555	16,132	—	—	157,687
Trade account receivables, net	—	124,449	59,594	—	184,043
Trade account receivables - DISH Network, net	—	44,281	—	—	44,281
Advances to affiliates, net	521,590	—	—	(509,745)	11,845
Inventory	—	41,778	10,742	—	52,520
Other current assets	4,305	39,339	20,239	(140)	63,743
Total current assets	678,840	305,535	102,735	(509,885)	577,225
Restricted cash and cash equivalents	6,678	15,036	1,121	—	22,835
Property and equipment, net	—	2,077,628	24,356	—	2,101,984
Orbital rights, net	—	465,658	71,436	—	537,094
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	307,181	—	—	307,181
Investment in subsidiaries	—	56,998	—	(56,998)	—
Intercompany note receivables	2,353,680	—	—	(2,353,680)	—
Other noncurrent assets, net	53,181	138,696	6,015	(8,804)	189,088
Total assets	$3,092,379	$3,870,905	$205,663	$(2,929,367)	$4,239,580
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$—	$86,654	$15,126	$—	$101,780
Trade accounts payable - DISH Network	5	9,112	—	—	9,117
Acquisition of orbital slot	—	—	64,651	—	64,651
Accrued expenses and other	17,891	104,562	31,299	(1,428)	152,324
Advances from affiliates, net	—	537,913	15,925	(553,838)	—
Current portion of long-term debt and capital lease obligations	—	63,420	1,179	—	64,599
Total current liabilities	17,896	801,661	128,180	(555,266)	392,471
Long-term debt and capital lease obligations, net of current portion	2,000,000	455,619	1,017	—	2,456,636
Advances from affiliates	—	—	8,000	—	8,000
Intercompany note payables	—	2,353,680	—	(2,353,680)	—
Other long-term liabilities	408	305,412	2,617	(8,890)	299,547
Total HSS shareholder’s equity (deficit)	1,074,075	(45,467)	56,998	(11,531)	1,074,075
Noncontrolling interests	—	—	8,851	—	8,851
Total liabilities and shareholder’s equity (deficit)	$3,092,379	$3,870,905	$205,663	$(2,929,367)	$4,239,580

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$70,603	$40,854	$13,546	$—	$125,003
Marketable investment securities	254,656	6,426	—	—	261,082
Trade accounts receivable, net	—	112,507	59,410	—	171,917
Trade accounts receivable - DISH Network, net	—	33,128	—	—	33,128
Advances to affiliates, net	424,597	—	—	(420,380)	4,217
Inventory	—	39,735	7,823	—	47,558
Other current assets	4,288	49,968	19,883	—	74,139
Total current assets	754,144	282,618	100,662	(420,380)	717,044
Restricted cash and cash equivalents	4,410	17,865	1,265	—	23,540
Property and equipment, net	—	1,995,043	26,862	—	2,021,905
Goodwill	—	516,198	—	—	516,198
Orbital rights, net	—	465,658	—	—	465,658
Other intangible assets, net	—	341,207	—	—	341,207
Investment in subsidiaries	—	58,861	—	(58,861)	—
Intercompany note and interest receivables	2,271,522	—	—	(2,271,522)	—
Other noncurrent assets, net	55,405	102,956	7,046	(2,122)	163,285
Total assets	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$39	$123,787	$18,107	$—	$141,933
Trade accounts payable - DISH Network	5	10,095	—	—	10,100
Advances from affiliates, net	—	432,838	21,594	(454,432)	—
Accrued expenses and other	17,817	133,051	23,927	—	174,795
Current portion of long-term debt and capital lease obligations	—	62,708	1,467	—	64,175
Total current liabilities	17,861	762,479	65,095	(454,432)	391,003
Long-term debt and capital lease obligations, net of current portion	2,000,000	467,408	1,479	—	2,468,887
Intercompany note and interest payables	—	2,271,522	—	(2,271,522)	—
Other long-term liabilities	—	311,742	2,597	(2,122)	312,217
Total HSS shareholder’s equity (deficit)	1,067,620	(32,745)	57,554	(24,809)	1,067,620
Noncontrolling interests	—	—	9,110	—	9,110
Total liabilities and shareholder’s equity (deficit)	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$199,433	$35,374	$(3,223)	$231,584
Services and other revenue - DISH Network	—	57,660	—	—	57,660
Equipment revenue	—	57,508	9,621	(3,494)	63,635
Total revenue	—	314,601	44,995	(6,717)	352,879
Costs and Expenses:
Costs of sales - services and other	—	99,592	23,098	(3,105)	119,585
Cost of sales - equipment	—	49,226	6,982	(3,633)	52,575
Selling, general and administrative expenses	712	47,097	8,232	21	56,062
Research and development expenses	—	5,205	—	—	5,205
Depreciation and amortization	—	84,691	2,407	—	87,098
Total costs and expenses	712	285,811	40,719	(6,717)	320,525
Operating income (loss)	(712)	28,790	4,276	—	32,354
Other Income (expense):
Interest income	45,638	29	818	(45,814)	671
Interest expense, net of amounts capitalized	(36,275)	(45,594)	(812)	45,814	(36,867)
Equity in earnings of subsidiaries	(10,952)	2,694	—	8,258	—
Other, net	5	5,323	(587)	—	4,741
Total other income (expense)	(1,584)	(37,548)	(581)	8,258	(31,455)
Income (loss) before income taxes	(2,296)	(8,758)	3,695	8,258	899
Income tax (provision) benefit, net	2,925	(2,370)	(1,057)	—	(502)
Net income (loss)	629	(11,128)	2,638	8,258	397
Less: Net income (loss) attributable to noncontrolling interests	—	—	(232)	—	(232)
Net income (loss) attributable to HSS	$629	$(11,128)	$2,870	$8,258	$629
Comprehensive Income (Loss):
Net income (loss)	$629	$(11,128)	$2,638	$8,258	$397
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(6,839)	—	(6,839)
Unrealized holding gains (losses) on available-for-sale securities	267	10,732	—	—	10,999
Equity in other comprehensive income (loss) of subsidiaries	4,259	(6,473)	—	2,214	—
Total other comprehensive income (loss), net of tax:	4,526	4,259	(6,839)	2,214	4,160
Comprehensive income (loss)	5,155	(6,869)	(4,201)	10,472	4,557
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(598)	—	(598)
Comprehensive income (loss) attributable to HSS	$5,155	$(6,869)	$(3,603)	$10,472	$5,155

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2011

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$65,140	$9,667	$(1,495)	$73,312
Services and other revenue - DISH Network	—	52,982	—	—	52,982
Equipment revenue	—	21,001	5,398	(1,176)	25,223
Total revenue	—	139,123	15,065	(2,671)	151,517
Costs and Expenses:
Costs of sales - services and other	—	36,784	7,470	(1,424)	42,830
Cost of sales - equipment	—	17,413	3,481	(1,085)	19,809
Selling, general and administrative expenses	20	13,420	2,530	(162)	15,808
Research and development expenses	—	1,297	—	—	1,297
Depreciation and amortization	—	38,862	598	—	39,460
Total costs and expenses	20	107,776	14,079	(2,671)	119,204
Operating income (loss)	(20)	31,347	986	—	32,313
Other Income (expense):
Interest income	10,689	69	35	(10,538)	255
Interest expense, net of amounts capitalized	(12,202)	(12,001)	(15)	10,538	(13,680)
Equity in earnings of subsidiaries	16,064	191	—	(16,255)	—
Other, net	(34,500)	8,879	89	—	(25,532)
Total other income (expense)	(19,949)	(2,862)	109	(16,255)	(38,957)
Income (loss) before income taxes	(19,969)	28,485	1,095	(16,255)	(6,644)
Income tax (provision) benefit, net	12,489	(12,329)	(909)	—	(749)
Net income (loss)	(7,480)	16,156	186	(16,255)	(7,393)
Less: Net income (loss) attributable to noncontrolling interests	—	—	87	—	87
Net income (loss) attributable to HSS	$(7,480)	$16,156	$99	$(16,255)	$(7,480)
Comprehensive Income (Loss):
Net income (loss)	$(7,480)	$16,156	$186	$(16,255)	$(7,393)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(715)	—	(715)
Unrealized holding gains (losses) on available-for-sale securities	(938)	(67)	—	—	(1,005)
Equity in other comprehensive income (loss) of subsidiaries	(428)	(362)	—	790	—
Total other comprehensive income (loss), net of tax	(1,366)	(429)	(715)	790	(1,720)
Comprehensive income (loss)	(8,846)	15,727	(529)	(15,465)	(9,113)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(267)	—	(267)
Comprehensive income (loss) attributable to HSS	$(8,846)	$15,727	$(262)	$(15,465)	$(8,846)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$405,179	$72,089	$(6,137)	$471,131
Services and other revenue - DISH Network	—	111,824	—	—	111,824
Equipment revenue	—	109,691	16,444	(8,874)	117,261
Total revenue	—	626,694	88,533	(15,011)	700,216
Costs and Expenses:
Costs of sales - services and other	—	196,909	47,244	(5,877)	238,276
Cost of sales - equipment	—	95,210	12,002	(8,329)	98,883
Selling, general and administrative expenses	1,263	94,192	17,188	(805)	111,838
Research and development expenses	—	10,162	—	—	10,162
Depreciation and amortization	—	169,576	4,549	—	174,125
Total costs and expenses	1,263	566,049	80,983	(15,011)	633,284
Operating income (loss)	(1,263)	60,645	7,550	—	66,932
Other Income (expense):
Interest income	91,038	230	1,410	(91,130)	1,548
Interest expense, net of amounts capitalized	(72,519)	(92,668)	(1,465)	91,130	(75,522)
Equity in earnings of subsidiaries	(17,289)	3,713	—	13,576	—
Other, net	23	7,173	(1,054)	—	6,142
Total other income (expense)	1,253	(81,552)	(1,109)	13,576	(67,832)
Income (loss) before income taxes	(10)	(20,907)	6,441	13,576	(900)
Income tax (provision) benefit, net	(408)	3,522	(2,951)	—	163
Net income (loss)	(418)	(17,385)	3,490	13,576	(737)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(319)	—	(319)
Net income (loss) attributable to HSS	$(418)	$(17,385)	$3,809	$13,576	$(418)
Comprehensive Income (Loss):
Net income (loss)	$(418)	$(17,385)	$3,490	$13,576	$(737)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(4,351)	—	(4,351)
Unrealized holding gains (losses) on available-for-sale securities	998	9,706	—	—	10,704
Equity in other comprehensive income (loss) of subsidiaries	5,463	(4,243)	—	(1,220)	—
Total other comprehensive income (loss), net of tax:	6,461	5,463	(4,351)	(1,220)	6,353
Comprehensive income (loss)	6,043	(11,922)	(861)	12,356	5,616
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(427)	—	(427)
Comprehensive income (loss) attributable to HSS	$6,043	$(11,922)	$(434)	$12,356	$6,043

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2011

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$80,034	$9,667	$(1,495)	$88,206
Services and other revenue - DISH Network	—	106,028	—	—	106,028
Equipment revenue	—	20,965	5,398	(1,176)	25,187
Total revenue	—	207,027	15,065	(2,671)	219,421
Costs and Expenses:
Costs of sales - services and other	—	53,851	7,470	(1,424)	59,897
Cost of sales - equipment	—	17,416	3,481	(1,085)	19,812
Selling, general and administrative expenses	20	19,520	2,621	(162)	21,999
Research and development expenses	—	1,297	—	—	1,297
Depreciation and amortization	—	62,330	598	—	62,928
Total costs and expenses	20	154,414	14,170	(2,671)	165,933
Operating income (loss)	(20)	52,613	895	—	53,488
Other Income (expense):
Interest income	10,691	99	35	(10,540)	285
Interest expense, net of amounts capitalized	(12,202)	(15,434)	(17)	10,540	(17,113)
Equity in earnings of subsidiaries	27,545	191	—	(27,736)	—
Other, net	(34,500)	9,278	89	—	(25,133)
Total other income (expense)	(8,466)	(5,866)	107	(27,736)	(41,961)
Income (loss) before income taxes	(8,486)	46,747	1,002	(27,736)	11,527
Income tax (provision) benefit, net	12,489	(19,017)	(909)	—	(7,437)
Net income (loss)	4,003	27,730	93	(27,736)	4,090
Less: Net income (loss) attributable to noncontrolling interests	—	—	87	—	87
Net income (loss) attributable to HSS	$4,003	$27,730	$6	$(27,736)	$4,003
Comprehensive Income (Loss):
Net income (loss)	$4,003	$27,730	$93	$(27,736)	$4,090
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(715)	—	(715)
Unrealized holding gains (losses) on available-for-sale securities	(938)	(67)	—	—	(1,005)
Equity in other comprehensive income (loss) of subsidiaries	(428)	(362)	—	790	—
Total other comprehensive income (loss), net of tax	(1,366)	(429)	(715)	790	(1,720)
Comprehensive income (loss)	2,637	27,301	(622)	(26,946)	2,370
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(267)	—	(267)
Comprehensive income (loss) attributable to HSS	$2,637	$27,301	$(355)	$(26,946)	$2,637

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$(418)	$(17,385)	$3,490	$13,576	$(737)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(166,992)	291,561	(2,754)	(13,576)	108,239
Net cash flows from operating activities	(167,410)	274,176	736	—	107,502
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(63,916)	—	—	—	(63,916)
Sales and maturities of marketable investment securities	174,953	—	—	—	174,953
Purchases of property and equipment	—	(231,555)	(2,792)	—	(234,347)
Acquisitions of orbital slots	—	(9,981)	(8,000)	—	(17,981)
Change in restricted cash and cash equivalents	(2,269)	2,830	144	—	705
Other, net	(342)	(6,071)	—	—	(6,413)
Net cash flows from investing activities	108,426	(244,777)	(10,648)	—	(146,999)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(30,703)	(968)	—	(31,671)
Debt issuance costs	(229)	—	—	—	(229)
Net proceeds from issuance of long-term debt	—	6	311	—	317
Advances from affilates	—	—	8,000	—	8,000
Net cash flows from financing activities	(229)	(30,697)	7,343	—	(23,583)
Effect of exchange rates on cash and cash equivalents			1,183		1,183
Net increase (decrease) in cash and cash equivalents	(59,213)	(1,298)	(1,386)	—	(61,897)
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$11,390	$39,556	$12,160	$—	$63,106

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$4,003	$27,730	$93	$(27,736)	$4,090
Adjustments to reconcile net income (loss) to net cash flows from operating activities	995	(10,476)	419	27,736	18,674
Net cash flows from operating activities	4,998	17,254	512	—	22,764
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(120,951)	—	—	—	(120,951)
Sales and maturities of marketable investment securities	330,242	18,974	—	—	349,216
Purchases of property and equipment	—	(66,361)	(516)	—	(66,877)
Acquisition of Hughes Communications, net	—	(2,087,862)	12,249	—	(2,075,613)
Intercompany note relating to Hughes Acquisition	(2,174,614)	—	—	2,174,614	—
Change in restricted cash and cash equivalents	—	635	(583)	—	52
Other, net	654	(2,338)	(153)	—	(1,837)
Net cash flows from investing activities	(1,964,669)	(2,136,952)	10,997	2,174,614	(1,916,010)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(24,318)	—	—	(24,318)
Intercompany note relating to Hughes Acquisition	—	2,174,614	—	(2,174,614)	—
Debt issuance costs	(55,845)	—	—	—	(55,845)
Net proceeds from issuance of long-term debt	2,000,000	—	—	—	2,000,000
Contributions from parent	166,379	—	—	—	166,379
Other	—	25	17	—	42
Net cash flows from financing activities	2,110,534	2,150,321	17	(2,174,614)	2,086,258
Effect of exchange rates on cash and cash equivalents	—	—	146	—	146
Net increase (decrease) in cash and cash equivalents	150,863	30,623	11,672	—	193,158
Cash and cash equivalents, at beginning of period	—	—	106	—	106
Cash and cash equivalents, at end of period	$150,863	$30,623	$11,778	$—	$193,264

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 1A.  Risk Factors.”

EXECUTIVE SUMMARY

We are a holding company, whose subsidiaries operate two primary business segments: the EchoStar Satellite Services segment and the Hughes segment.

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

As of June 30, 2012 and December 31, 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.156 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of approximately $621 million at each of these dates.

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

In addition, because the number of potential new customers for our EchoStar Satellite Services segment is small, our current customer concentration is likely to continue for the foreseeable future.  Our future success may also depend on the extent to which prospective customers that have been competitors of DISH Network are willing to purchase services from us.  Many of these prospective customers may view us as a competitor given the common ownership we continue to share with DISH Network.

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

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Hughes Segment

On June 8, 2011, EchoStar Corporation (“EchoStar”) completed the acquisition (“Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”), pursuant to an agreement and plan of merger by and between EchoStar, certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc. Hughes Communications is the global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video products and solutions.  For information about the risks related to the Hughes Acquisition, please see Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2009, Hughes Communications entered into a contract for construction of EchoStar XVII, our next-generation, geostationary high throughput satellite.  EchoStar XVII, which was successfully launched in July 2012, will employ a multi-spot beam, “bent pipe” Ka-band architecture and will provide additional capacity for the HughesNet consumer broadband Internet service in North America.  We plan to introduce service in North America using EchoStar XVII in the fourth quarter of 2012.

As of June 30, 2012 and December 31, 2011, we had approximately 624,000 customers and 626,000 customers, respectively, subscribed to our Hughes segment’s consumer and small/medium enterprise service.  In addition, as of June 30, 2012 and December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $0.975 billion and $1.036 billion, respectively.

Additional Challenges for our Hughes Segment.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and deployment of our EchoStar XVII satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  In addition, prior to the commencement of service on EchoStar XVII, ViaSat Communications may be in a better position to offer faster connection speeds more economically than us, which could adversely impact our ability to add new subscribers and our consumer revenues. An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.  The growth of the enterprise business is also impacted by global economic conditions.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Goodwill.  Goodwill as of June 30, 2012 included $504.2 million that was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment.  We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment is not impaired and it is not necessary to perform step two of the two-step goodwill impairment test.  Due to the relatively short period of time that had elapsed since the date of the Hughes Acquisition and the absence of significant changes in our business forecasts and market-based assumptions during that period, the estimated fair values and carrying amounts of our reporting units (which reflect fair value measurements on the acquisition date) had not changed significantly from the acquisition date.  Consequently, the estimated fair values of our reporting units did not exceed their corresponding carrying amounts by a substantial amount.  If the estimated cash flows reflected in our fair value estimates were decreased by 10% and/or the discount rate used to discount such cash flows were increased by 10%, a portion of our goodwill would have been impaired and it would have been necessary to perform step two of the impairment test to determine the amount of the impairment loss.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and on a global basis, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

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

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, telemetry, tracking and control, and other services provided to DISH Network.

Equipment revenue.  “Equipment revenue” primarily includes the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes costs associated with satellite and transponder leasing, satellite uplinking/downlinking, telemetry, tracking and control, and other services.

Cost of sales — equipment.  “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Research and development expenses.  “Research and development expenses” consists primarily of costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

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

RESULTS OF OPERATIONS

Basis of Presentation

The following narrative analysis of our condensed consolidated results of operations is presented on a historical basis.  Our operating results prior to the Hughes Acquisition reflect the historical results of combined operations of entities included in the condensed consolidated financial statements of EchoStar that generally represented EchoStar’s satellite services business.  Our results of operations for the three and six months ended June 30, 2011 only included operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.  Therefore, our results of operations for the three and six months ended June 30, 2012 are not comparable to our results of operations for the same periods in 2011.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

	For the Six Months
	Ended June 30,		Variance
Statement of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Services and other revenue	$471,131	$88,206	$382,925	*
Services and other revenue - DISH Network	111,824	106,028	5,796	5.5%
Equipment revenue	117,261	25,187	92,074	*
Total revenue	700,216	219,421	480,795	*
Costs and Expenses:
Cost of sales - services and other	238,276	59,897	178,379	*
% of Total services and other revenue	40.9%	30.8%
Cost of sales - equipment	98,883	19,812	79,071	*
% of Total equipment revenue	84.3%	78.7%
Selling, general and administrative expenses	111,838	21,999	89,839	*
% of Total revenue	16.0%	10.0%
Research and development expenses	10,162	1,297	8,865	*
% of Total revenue	1.5%	0.6%
Depreciation and amortization	174,125	62,928	111,197	*
Total costs and expenses	633,284	165,933	467,351	*
Operating income (loss)	66,932	53,488	13,444	25.1%
Other Income (Expense):
Interest income	1,548	285	1,263	*
Interest expense, net of amounts capitalized	(75,522)	(17,113)	(58,409)	*
Hughes Acquisition costs	(7)	(34,500)	34,493	(100.0)%
Other, net	6,149	9,367	(3,218)	(34.4)%
Total other income (expense)	(67,832)	(41,961)	(25,871)	61.7%
Income (loss) before income taxes	(900)	11,527	(12,427)	*
Income tax (provision) benefit, net	163	(7,437)	7,600	*
Effective tax rate	18.1%	64.5%
Net income (loss)	(737)	4,090	(4,827)	*
Less: Net income (loss) attributable to noncontrolling interests	(319)	87	(406)	*
Net income (loss) attributable to HSS	$(418)	$4,003	$(4,421)	*

Other Data:
EBITDA	$247,518	$91,196	$156,322	*

* Percentage is not meaningful.

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $583 million for the six months ended June 30, 2012, an increase of $389 million compared to the same period in 2011.  The increase was primarily related to higher services revenue of $382 million generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Equipment revenue.  “Equipment revenue” totaled $117 million for the six months ended June 30, 2012, an increase of $92 million compared to the same period in 2011.  The increase was attributable to higher equipment revenue generated by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Item 2.           MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Cost of sales — services and other.  “Cost of sales — services and other” totaled $238 million for the six months ended June 30, 2012, an increase of $178 million compared to the same period in 2011.  The increase in “Cost of sales — services and other” corresponded to higher “Services and other revenue” generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.  “Cost of sales — services and other” represented 40.9% and 30.8% of total services and other revenue for the six months ended June 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $99 million for the six months ended June 30, 2012, an increase of $79 million compared to the same period in 2011.  The increase in “Cost of sales — equipment” corresponded to higher equipment revenue generated from our Hughes segment from the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $112 million for the six months ended June 30, 2012, an increase of $90 million compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $86 million incurred by our Hughes segment.  “Selling, general and administrative expenses” represented 16.0% and 10.0% of total revenue for the six months ended June 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $174 million for the six months ended June 30, 2012, an increase of $111 million compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $95 million from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $76 million for the six months ended June 30, 2012, an increase of $58 million compared to the same period in 2011, primarily related to interest expense on our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 issued during the second quarter of 2011.

Income tax (provision) benefit, net.  Our effective income tax rate was 18.1% for the six months ended June 30, 2012 versus 64.5% for the same period in 2011.  The decrease in our effective tax rate was primarily related to the establishment of valuation allowances on certain current year foreign losses and the disallowance of certain transaction costs in 2011.

Earnings before interest, taxes, depreciation and amortization. “EBITDA” was $248 million for the six months ended June 30, 2012, an increase of $156 million compared to the same period in 2011. The increase was primarily due to higher “Services and other revenue” of $383 million, mainly related to our Hughes segment. The increase was partially offset by the increase in “Cost of sales — services and other” of $178 million and “Selling, general and administrative expenses” of $90 million. The following table reconciles EBITDA to the accompanying condensed consolidated financial statements.

	For the Six Months
	Ended June 30,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$247,518	$91,196	$156,322	*
Interest income (expense), net	(73,974)	(16,828)	(57,146)	*
Income tax (provision) benefit, net	163	(7,437)	7,600	*
Depreciation and amortization	(174,125)	(62,928)	(111,197)	*
Net income (loss) attributable to HSS	$(418)	$4,003	$(4,421)	*

* Percentage is not meaningful.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.” E-Contact appears to assert that some portion of HughesNet email services infringe that patent.  HughesNet email services are provided by a third-party service provider, who has assumed indemnification obligations for the case.  On May 31, 2012, E-Contact filed a first amended complaint.  The amended complaint removed the original complaint’s requests for a finding of willfulness and entry of an injunction.

We, along with the third-party service provider, intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Semiconductor Ideas to the Market BV

On March 16, 2012, Semiconductor Ideas to the Market BV (“ITOM”) filed suit against our subsidiary Hughes Network Systems, LLC, as well as Texas Instruments, Inc., Qualcomm, Inc., Broadcom Corp., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Dell Inc., Apple Inc., Ford Motor Company, Buffalo Technology (USA) Inc., Amazon.com, Inc., Hughes Telematics, Inc., Motorola Mobility, Inc., Motorola Solutions, Inc., Honeywell International Inc., Koninklijke Philips Electronics N.V., and Philips Consumer Lifestyle International B.V. The suit was brought in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,299,018 which is entitled “Receiver comprising a digitally controlled capacitor bank” and United States Patent No. 7,072,614 which is entitled “Communication device.” ITOM alleged infringement through use of various third-party chipsets in unspecified products and/or systems.  A joint motion to dismiss Hughes Network Systems, LLC was granted on July 13, 2012.

Item 1A.         RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors.  During the six months ended June 30, 2012, there were no material changes in our risk factors as previously disclosed.

Item 6.            EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of HSS for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date: August 8, 2012