Form 10-Q
period 2012-09-30
Hughes Satellite Systems Corp
filed 2012-11-06
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 1, 2012, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Disclosure Regarding Forward-Looking Statements		i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	40

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	41

Signatures		42

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

iii

PART I—FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$140,419	$125,003
Marketable investment securities	85,350	261,082
Trade accounts receivable, net of allowance for doubtful accounts of $14,033 and $16,769, respectively	194,932	171,917
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	52,480	33,128
Advances to affiliates, net	6,543	4,217
Inventory	58,261	47,558
Deferred tax assets	21,160	21,222
Other current assets	51,655	52,917
Total current assets	610,800	717,044
Noncurrent Assets:
Restricted cash and cash equivalents	25,889	23,540
Property and equipment, net of accumulated depreciation of $1,489,118 and $1,281,930, respectively	2,130,819	2,021,905
Orbital rights, net	561,575	465,658
Goodwill	504,173	516,198
Other intangible assets, net	291,046	341,207
Other investment securities	27,801	22,466
Other noncurrent assets, net	156,041	140,819
Total noncurrent assets	3,697,344	3,531,793
Total assets	$4,308,144	$4,248,837

Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities:
Trade accounts payable	$123,670	$141,933
Trade accounts payable - DISH Network	3,172	10,100
Advances from affiliates, net	65,864	—
Deferred revenue and other	39,570	50,568
Accrued interest	41,585	6,348
Accrued expenses and other	118,282	118,643
Current portion of long-term debt and capital lease obligations	62,117	63,411
Total current liabilities	454,260	391,003
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,431,285	2,464,044
Deferred tax liabilities	276,754	290,287
Advances from affiliates	8,033	—
Long-term deferred revenue and other long-term liabilities	50,994	26,773
Total noncurrent liabilities	2,767,066	2,781,104
Total liabilities	3,221,326	3,172,107

Commitments and Contingencies (Note 10)

Shareholder’s Equity (Deficit):
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,100,097	1,099,506
Accumulated other comprehensive income (loss)	(13,592)	(7,914)
Accumulated earnings (deficit)	(8,730)	(23,972)
Total HSS shareholder’s equity (deficit)	1,077,775	1,067,620
Noncontrolling interests	9,043	9,110
Total shareholder’s equity (deficit)	1,086,818	1,076,730
Total liabilities and shareholder’s equity (deficit)	$4,308,144	$4,248,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Services and other revenue	$230,937	$243,569	$702,068	$331,775
Services and other revenue - DISH Network	51,654	54,526	163,478	160,554
Equipment revenue	68,183	58,257	185,444	83,444
Total revenue	350,774	356,352	1,050,990	575,773
Costs and Expenses:
Cost of sales - services and other	118,625	125,380	356,901	185,277
Cost of sales - equipment	61,379	48,729	160,262	68,541
Selling, general and administrative expenses	54,125	64,123	165,963	86,123
Research and development expenses	5,255	5,610	15,417	6,906
Depreciation and amortization (Notes 6 and 7)	85,298	101,048	259,423	163,976
Total costs and expenses	324,682	344,890	957,966	510,823
Operating income (loss)	26,092	11,462	93,024	64,950

Other Income (Expense):
Interest income	373	1,538	1,921	1,823
Interest expense, net of amounts capitalized	(34,138)	(33,791)	(109,660)	(50,904)
Hughes Acquisition costs	7	(730)	—	(35,230)
Other, net	23,103	336	29,252	9,703
Total other income (expense)	(10,655)	(32,647)	(78,487)	(74,608)
Income (loss) before income taxes	15,437	(21,185)	14,537	(9,658)
Income tax (provision) benefit, net	(62)	9,134	101	1,697
Net income (loss)	15,375	(12,051)	14,638	(7,961)
Less: Net income (loss) attributable to noncontrolling interests	(285)	270	(604)	357
Net income (loss) attributable to HSS	$15,660	$(12,321)	$15,242	$(8,318)

Comprehensive Income (Loss):
Net income (loss)	$15,375	$(12,051)	$14,638	$(7,961)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,208	(6,968)	(3,143)	(7,330)
Unrealized holding gains (losses) on available-for-sale securities	284	1,955	10,988	950
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(13,154)	—	(13,154)	—
Total other comprehensive income (loss), net of tax	(11,662)	(5,013)	(5,309)	(6,380)
Comprehensive income (loss)	3,713	(17,064)	9,329	(14,341)
Less: Comprehensive income (loss) attributable to noncontrolling interests	192	(368)	(235)	(635)
Comprehensive income (loss) attributable to HSS	$3,521	$(16,696)	$9,564	$(13,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$14,638	$(7,961)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	259,423	163,976
Equity in losses (earnings) of affiliates	(4,381)	(1,500)
Amortization of debt issuance costs	3,721	1,561
Non-cash, stock-based compensation	591	284
Deferred tax expense (benefit)	(7,270)	2,431
Other, net	(22,973)	(14,296)
Change in noncurrent assets	(5,884)	(4,260)
Changes in current assets and current liabilities, net	(32,202)	38,229
Net cash flows from operating activities	205,663	178,464

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(70,235)	(213,815)
Sales and maturities of marketable investment securities	246,976	424,808
Purchases of property and equipment	(301,108)	(184,993)
Acquisition of orbital rights	(82,477)	—
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	(2,075,613)
Change in restricted cash and cash equivalents	(2,349)	2,046
Other, net	(8,036)	(5,221)
Net cash flows from investing activities	(217,229)	(2,052,788)

Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(46,263)	(40,952)
Debt issuance costs	(229)	(57,597)
Net proceeds from issuance of long-term debt	449	2,000,000
Contributions from parent	—	166,379
Advances from affiliates	73,711	—
Other	(764)	(155)
Net cash flows from financing activities	26,904	2,067,675
Effect of exchange rates on cash and cash equivalents	78	755
Net increase (decrease) in cash and cash equivalents	15,416	194,106
Cash and cash equivalents, beginning of period	125,003	106
Cash and cash equivalents, end of the period	$140,419	$194,212

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$110,057	$30,206
Capitalized interest	$39,371	$27,638
Cash received for interest	$5,702	$1,390
Cash paid to EchoStar for income taxes	$1,007	$203
Cash paid for income taxes	$6,973	$2,253
Satellites and other assets financed under capital lease obligations	$24,355	$25,788
In-orbit incentive obiligation for EchoStar XVII	$24,950	$—
Reduction of capital lease obligations for AMC-16	$12,599	$6,616
Marketable investment securities included in capital contributions	$—	$442,473
Changes in capital expenditures included in accounts payable	$(33,277)	$14,423
Orbital rights obligation included in accrued liabilities	$16,000	$—

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

Following the Hughes Acquisition, we operate two primary business segments:

•                  EchoStar Satellite Services — which uses 9 of our 11 owned and leased in-orbit satellites and related Federal Communications Commission (“FCC”) licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in our results effective June 9, 2011.  See Note 9 for further discussion of the Hughes Acquisition.

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

Note 2.         Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying (a) condensed balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and (b) unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared under GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Certain prior period amounts have been reclassified to conform to the current period presentation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Our operating results for the period presented prior to March 2011 are presented on a combined basis and reflect the historical results of operations and cash flows of certain entities included in the consolidated financial statements and accounting records of EchoStar that principally represented its satellite services business.  The financial statements for all periods are labeled as condensed consolidated financial statements.  Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2011 include the operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.

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

As of September 30, 2012 and December 31, 2011, the carrying value of our cash and cash equivalents, current marketable investment securities, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values for our publicly traded debt securities are based on quoted market prices.  The fair value of our private debt and orbital incentive obligations is estimated at their carrying value based on current rates (Level 2).  See Note 8 for the fair value of our long-term debt.  As of September 30, 2012 and December 31, 2011, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying values of $30 million and $6 million, respectively.

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

Note 4.          Marketable Investment Securities and Other Investment Securities

Our marketable investment securities and other investment securities consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(In thousands)
Marketable investment securities—current:
VRDNs	$7,415	$61,795
Strategic	—	6,426
Other	77,935	192,861
Total marketable investment securities—current	85,350	261,082
Other investment securities—noncurrent:
Cost method	15,557	15,557
Equity method	12,244	6,909
Total other investment securities—noncurrent	27,801	22,466
Total marketable and other investment securities	$113,151	$283,548

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Variable rate demand notes (“VRDNs”)

VRDNs are long-term floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

Strategic

From time to time, we may acquire strategic investments in marketable equity securities.  As of December 31, 2011, our strategic investment portfolio consisted of shares of common stock of a single public company issuer with a carrying amount (at fair value) of $6.4 million with a cost basis of $3.2 million.  As a result of a merger agreement associated with the issuer of the equity securities, we received $16.2 million in August 2012 in exchange for our ownership of the shares of common stock. As a result, we recognized a $13 million of gain on sale of our investment in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  As of September 30, 2012, we held no strategic marketable investment securities.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including corporate and government bonds.

Other Investment Securities—Noncurrent

We have two strategic investments in equity securities of certain privately held companies that are accounted for using the equity or the cost method of accounting.  Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	As of
	September 30, 2012				December 31, 2011
	Marketable				Marketable
	Investment	Unrealized			Investment	Unrealized
	Securities	Gains	Losses	Net	Securities	Gains	Losses	Net
	(In thousands)
Debt securities:
VRDNs	$7,415	$—	$—	$—	$61,795	$—	$—	$—
Other	77,935	99	(43)	56	192,861	68	(1,100)	(1,032)
Equity security - strategic	—	—	—	—	6,426	3,254	—	3,254
Total marketable investment securities	$85,350	$99	$(43)	$56	$261,082	$3,322	$(1,100)	$2,222

As of September 30, 2012, we had debt securities of $79 million with contractual maturities of one year or less and $6 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2012		December 31, 2011
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)
Less than 12 months	$16,602	$(32)	$154,891	$(1,100)
12 months or more	13,239	(11)	—	—
Total	$29,841	$(43)	$154,891	$(1,100)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities were measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2012 and December 31, 2011, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$80,804	$1	$80,803	$71,940	$110	$71,830
Debt securities:
VRDNs	7,415	—	7,415	61,795	—	61,795
Other (including restricted)	77,935	—	77,935	192,861	—	192,861
Equity securities - strategic	—	—	—	6,426	6,426	—
Total marketable investment securities	$85,350	$—	$85,350	$261,082	$6,426	$254,656

Note 5.          Inventory

Our inventory consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(In thousands)
Finished goods	$39,442	$33,574
Work-in process	10,081	7,315
Raw materials	8,738	6,669
Total inventory	$58,261	$47,558

Note 6.          Property and Equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Satellites	$35,442	$29,455	$109,560	$77,015
Furniture, fixtures, equipment and other	31,248	31,474	94,472	40,678
Amortization of intangible assets and other	17,456	38,990	51,944	44,932
Buildings and improvements	1,152	1,129	3,447	1,351
Total depreciation and amortization	$85,298	$101,048	$259,423	$163,976

As a result of an accelerated amortization method used for certain of our intangible assets acquired in the Hughes Acquisition, higher amortization expense was recognized for the three months ended September 30, 2011 compared to the same period in 2012.  The increase in our depreciation and amortization expense for the nine months ended September 30, 2012 compared to the same period in 2011 was due to depreciation expense recognized on assets acquired in June 2011 in connection with the Hughes Acquisition.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Depreciation and amortization expense is reported separately from cost of sales and other expense categories included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Satellites

As of September 30, 2012, we utilized 10 of our 11 owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator, including the SPACEWAY 3 satellite, which was added to our satellite fleet as a result of the Hughes Acquisition in 2011, and the recently launched EchoStar XVII satellite in July 2012.  Four of these satellites are accounted for as capital leases and are depreciated over the terms of the satellite service agreements.  Beginning October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on the EchoStar XVII satellite.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

In addition, we also own EchoStar XVI, which is currently under construction and is expected to be launched in the fourth quarter of 2012.

EchoStar XVII Orbital Incentives Obligation

Pursuant to the terms and conditions of the construction agreement for EchoStar XVII, we are obligated to commence payment of in-orbit incentives totalling $25 million (the “Orbital incentive”) upon the completion of the in-orbit testing, which occurred in September 2012. In addition, we are required to make interest payments on the Orbital incentive, at an annual rate of 10%, of approximately $33 million. The Orbital incentive payments, including interest, are required to be paid quarterly over a 15-year period, subject to prepayment at our option; however, these payments are subject to reduction in the event of future satellite failures.  As of September 30, 2012, the Orbital incentive was capitalized in “Property and equipment, net” and included in “Long-term deferred revenue and other long-term liabilities” on our Condensed Consolidated Balance Sheets.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  See “Long-Lived Satellite Assets” below for further discussion of evaluation of impairment.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII, and therefore, we bear the risk of any uninsured in-orbit failures.  However, pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch insurance for EchoStar XVI and to maintain in-orbit insurance for EchoStar XVI, EchoStar XVII and SPACEWAY 3.  Satellite anomalies with respect to certain of our satellites are discussed below.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, this satellite experienced solar array anomalies and the loss of traveling wave tube amplifiers (“TWTAs”) that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite.  During the first quarter of 2012, we determined that EchoStar VI experienced the loss of two additional TWTAs increasing the total number of TWTAs lost on the satellite to five.  During the second quarter of 2012, EchoStar VI lost an additional solar array string reducing the total power available for use by the spacecraft.  The recent losses of TWTAs and the solar array string did not reduce the estimated useful life of the satellite and did not impact the current commercial operation of the satellite; however, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI was fully depreciated in August 2012.

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  During September 2012 and November 2012, EchoStar XII experienced additional solar array anomalies, which could further reduce the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  We currently operate EchoStar XII in spot beam mode.  If we continue to operate the satellite in the spot beam mode, as a result of this loss of electrical power, we are still able to maintain our current operational requirements.  Additional solar array anomalies are likely to continue to degrade operational capability in all of the possible modes.  Since the number of useable transponders on EchoStar XII depends on, among other things, whether EchoStar XII is operated in CONUS, spot beam, or hybrid CONUS/spot beam mode, we are unable to determine at this time the actual number of transponders that will be available at any given time or how many transponders can be used during the remaining estimated life of the satellite.  Additionally, there can be no assurance that future anomalies will not cause further losses, which could impact the remaining useful life or commercial operation of EchoStar XII.

Leased Satellites

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly, which had no impact on the commercial operation of the satellite. Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

AMC-16.  In February 2012 and April 2012, AMC-16 experienced two solar-power anomalies, causing a partial power loss that reduced its capacity.  Pursuant to the governing satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  In connection with the February 2012 anomaly, we reduced our capital lease obligation and recognized a corresponding gain of $5 million in the second quarter of 2012.  In connection with the April 2012 anomaly, we reduced our capital lease obligation and recognized a corresponding gain of approximately $8 million in the third quarter of 2012.  The gains were recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  There can be no assurance that these anomalies or any future anomalies will not reduce its useful life or further impact its commercial operations.

Long-Lived Satellite Assets

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not considered to be significant events that would require a test of recoverability because the projected cash flows have not been significantly affected by these anomalies.

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

(Unaudited)

Note 7.         Goodwill, Orbital Rights and Other Intangible Assets

Goodwill

Goodwill was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment.  In connection with our final purchase price allocation of the Hughes Acquisition, we made adjustments to increase deferred tax assets with a corresponding adjustment to goodwill in 2012 as summarized in the table below:

Amount
(In thousands)
Balance as of December 31, 2011	$516,198
Adjustments	(12,025)
Balance as of September 30, 2012	$504,173

We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment was not impaired and it was not necessary to perform step two of the two-step goodwill impairment test.

Orbital Rights

Orbital rights consisted of the following:

	As of
	September 30, 2012		December 31, 2011
	Cost	Accumulated	Cost	Accumulated
	Basis	Amortization	Basis	Amortization
		(In thousands)
Indefinite lives	$491,658	$—	$465,658	$—
Definite lives	71,506	(1,589)	—	—
Total orbital rights	$563,164	$(1,589)	$465,658	$—

Most of our orbital rights have indefinite useful lives due to their non-depleting nature.  In May 2012, we acquired the right to use the 45 degree west longitude orbital location from ANATEL, the Brazilian communications regulatory authority (the “Brazil authorization”).  The Brazil authorization is amortized on a straight-line basis over the license term of 15 years.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Other Intangible Assets

Other intangible assets, which are subject to amortization, consisted of the following:

	As of
	September 30, 2012		December 31, 2011
	Cost	Accumulated	Cost	Accumulated
	Basis	Amortization	Basis	Amortization
		(In thousands)
Customer relationships	$270,300	$(80,855)	$270,300	$(52,556)
Contract-based	64,800	(34,040)	64,800	(20,602)
Technology-based	51,417	(11,434)	51,417	(5,007)
Trademark portfolio	29,700	(1,980)	29,700	(866)
Favorable leases	4,707	(1,569)	4,707	(686)
Total	$420,924	$(129,878)	$420,924	$(79,717)

These intangible assets are amortized on a straight-line basis over periods primarily ranging from approximately one to twenty years or in relation to the estimated cash flows over the life of the intangible asset.  Amortization expense, including the Brazil authorization, was $17 million and $52 million for the three and nine months ended September 30, 2012, respectively, and was $39 million and $45 million for the three and nine months ended September 30, 2011, respectively.

Future Amortization

Estimated future amortization of our intangible assets, including the Brazil authorization, as of September 30, 2012 is as follows:

For the Years Ending December 31,	Amount
(In thousands)
2012 (remaining three months)	$17,324
2013	49,488
2014	59,284
2015	49,227
2016	40,441
Thereafter	145,199
Total	$360,963

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8.         Debt

Fair Value

The following table summarizes the carrying and fair values of our debt:

	As of
	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,193,500	$1,100,000	$1,138,500
7 5/8% Senior Notes due 2021	900,000	1,003,500	900,000	936,000
Other	501	501	858	858
Subtotal	2,000,501	$2,197,501	2,000,858	$2,075,358
Capital lease obligations (1)	492,901		526,597
Total debt and capital lease obligations	$2,493,402		$2,527,455

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Our unaudited pro forma revenue and net income were $356 million and $10 million, respectively, for the three months ended September 30, 2011.  Our unaudited pro forma revenue and net loss were $1 billion and $9 million, respectively, for the nine months ended September 30, 2011.  Our pro forma information gives effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Hughes Acquisition had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 10.  Commitments and Contingencies

Commitments

EchoStar XVI.  During November 2009, we entered into a contract for the construction of EchoStar XVI, a direct broadcast satellite (“DBS”), which is expected to be launched in the fourth quarter of 2012 and will operate at the 61.5 degree west longitude orbital location.  DISH Network has agreed to lease all of the capacity on this satellite from us for a portion of its useful life.  As of September 30, 2012, the remaining obligation related to EchoStar XVI was approximately $42.9 million, which includes the launch contract, launch insurance and one year of in-orbit insurance.

EchoStar XVII.  We successfully launched EchoStar XVII in July 2012 and introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012.  Pursuant to the terms and conditions of the construction agreement for EchoStar XVII, we are obligated to commence payment of in-orbit incentives totalling $25 million plus interest at an annual rate of 10% of approximately $33 million.  The Orbital incentive payments, including interest, are required to be paid quarterly over a 15-year period, subject to prepayment at our option; however, these payments are subject to reduction in the event of future satellite failures.  In addition, as of September 30, 2012, we had other remaining obligations of $28.3 million related to the construction and launch of EchoStar XVII.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

•                  EchoStar Satellite Services — which uses 9 of our 11 owned and leased in-orbit satellites and related FCC licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition and the operating results of Hughes Communications are included in our results effective June 9, 2011.  See Note 9 for further discussion of the Hughes Acquisition.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

The following table reports our operating segment results and reconciles earnings before interest, taxes, depreciation and amortization (“EBITDA”) to reported “Net income (loss) attributable to HSS” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	EchoStar Satellite Services	Hughes	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended September 30, 2012
Total revenue	$65,682	$285,974	$(882)	$350,774
EBITDA (1)	$57,065	$75,633	$2,087	$134,785
Interest income	(57)	89	341	373
Interest expense, net of amounts capitalized	(12,569)	(110)	(21,459)	(34,138)
Income tax benefit (provision), net	(6,242)	(7,896)	14,076	(62)
Depreciation and amortization	(29,838)	(55,460)	—	(85,298)
Net income (loss) attributable to HSS	$8,359	$12,256	$(4,955)	$15,660
For the Three Months Ended September 30, 2011
Total revenue	$68,491	$287,861	$—	$356,352
EBITDA (1)	$44,371	$67,294	$181	$111,846
Interest income	—	789	749	1,538
Interest expense, net of amounts capitalized	(9,781)	(685)	(23,325)	(33,791)
Income tax benefit (provision), net	7,694	1,440	—	9,134
Depreciation and amortization	(23,686)	(77,362)	—	(101,048)
Net income (loss) attributable to HSS	$18,598	$(8,524)	$(22,395)	$(12,321)
For the Nine Months Ended September 30, 2012
Total revenue	$210,703	$843,017	$(2,730)	$1,050,990
EBITDA (1)	$162,737	$215,059	$4,507	$382,303
Interest income	(35)	312	1,644	1,921
Interest expense, net of amounts capitalized	(39,603)	(325)	(69,732)	(109,660)
Income tax benefit (provision), net	(11,601)	(18,598)	30,300	101
Depreciation and amortization	(92,716)	(166,707)	—	(259,423)
Net income (loss) attributable to HSS	$18,782	$29,741	$(33,281)	$15,242
For the Nine Months Ended September 30, 2011
Total revenue	$205,989	$369,784	$—	$575,773
EBITDA (1)	$149,255	$87,527	$(33,740)	$203,042
Interest income	38	789	996	1,823
Interest expense, net of amounts capitalized	(29,583)	(687)	(20,634)	(50,904)
Income tax benefit (provision), net	(5,799)	(171)	7,667	1,697
Depreciation and amortization	(70,581)	(93,395)	—	(163,976)
Net income (loss) attributable to HSS	$43,330	$(5,937)	$(45,711)	$(8,318)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Geographic Information and Transactions with Major Customers

Geographic Information. Revenue is attributed to geographic regions based upon the location where the goods and services are provided. North American revenue includes transactions with North American customers. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East. The following table summarizes total long-lived assets, which include property and equipment; goodwill; orbital rights and other intangible assets, and revenue attributed to the North American and other foreign locations.

	As of
Long-lived assets:	September 30, 2012	December 31, 2011
	(In thousands)
North America	$3,390,149	$3,321,620
Other	97,464	23,348
Total long-lived assets	$3,487,613	$3,344,968

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2012	2011	2012	2011
	(In thousands)
North America	$291,574	$297,897	$876,825	$497,625
Other	59,200	58,455	174,165	78,148
Total revenue	$350,774	$356,352	$1,050,990	$575,773

Transactions with Major Customers. During the three and nine months ended September 30, 2012 and 2011, our revenue included sales to DISH Network, our major customer. The following table summarizes sales to DISH Network and its percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue:
DISH Network:
EchoStar Satellite Services segment	$46,931	$53,597	$154,441	$159,625
Hughes segment	4,723	929	9,037	929
Total DISH Network	51,654	54,526	163,478	160,554
All other	299,120	301,826	887,512	415,219
Total revenue	$350,774	$356,352	$1,050,990	$575,773
Percentage of total revenue:
DISH Network	14.7%	15.3%	15.6%	27.9%
All other	85.3%	84.7%	84.4%	72.1%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12.   Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expenses for these services of $2 million for each of the three months ended September 30, 2012 and 2011 and $9 million and $6 million for the nine months ended September 30, 2012 and 2011, respectively.  For each of the three and nine months ended September 30, 2012, we recognized $8 million of equipment revenue from the sales of satellite broadband equipment and related equipment to EchoStar.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

EchoStar XVI.  DISH Network will lease certain satellite capacity from us on EchoStar XVI after its service commencement date, and this lease generally terminates upon the earlier of: (i) the end of life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) ten years following the actual service commencement date.  Upon expiration of the initial term, DISH Network has the option to renew on a year-to-year basis through the end of life of the satellite.  There can be no assurance that any options to renew this agreement will be exercised.  EchoStar XVI is expected to be launched in the fourth quarter of 2012.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The FCC has granted us an authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital right which varies depending on the number of frequencies being used by EchoStar XV.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location while we and DISH Network explore alternative uses for the QuetzSat-1 satellite.  In the interim, we are providing DISH Network with alternate capacity at the 77 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  During 2008, we also entered into a transponder service agreement with DISH Network pursuant to which DISH Network was entitled to receive service from us on 24 of the DBS transponders on QuetzSat-1, which will replace certain other transponders leased from us.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which effectively reduced the number of DBS transponders on the QuetzSat-1 satellite leased to DISH Network to 19 transponders.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNet Satellite Broadband L.L.C. (“dishNET Satellite Broadband”), a wholly-owned subsidiary of DISH Network, entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which dishNET Satellite Broadband has the right, but not the obligation, to market, sell and distribute the HNS satellite Internet service (the “Service”) under the dishNET brand.  dishNET Satellite Broadband pays HNS a monthly per subscriber wholesale service fee for the Service based upon the subscriber’s service level, and, beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement has a term of five years with automatic renewal for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  The fee for the services provided under this satellite capacity agreement depends, among other things, upon the orbital location of the satellite and the length of the lease.  Effective as of July 1, 2012, EchoStar and DISH Network mutually agreed to terminate this satellite capacity agreement.  The amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was none and $6 million for the three months ended September 30, 2012 and 2011, respectively, and $8 million and $17 million for the nine months ended September 30, 2012 and 2011, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

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

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique and as a result, we are required to consolidate Hughes Systique’s financial statements in our consolidated financial statements.  During the three and nine months ended September 30, 2012, Hughes Systique provided $0.1 million and $0.6 million, respectively, of software development services to EchoStar.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide satellite capacity to Dish Mexico.  We recognized $4.5 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively, and $8.8 million and $6.4 million for the nine months ended September 30, 2012 and 2011, respectively, of satellite services revenue from Dish Mexico.  As of each of September 30, 2012 and December 31, 2011, our accounts receivable balance due from Dish Mexico was $4.5 million and $1 million, respectively.

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

Condensed Consolidating Balance Sheet as of September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$79,239	$42,650	$18,530	$—	$140,419
Marketable investment securities	85,350	—	—	—	85,350
Trade account receivables, net	—	141,299	53,633	—	194,932
Trade account receivables - DISH Network, net	—	52,350	130	—	52,480
Inventory	—	45,869	12,392	—	58,261
Advances to affiliates, net	496,030	—	—	(489,487)	6,543
Intercompany interest receivables	54,379	168	2,081	(56,628)	—
Other current assets	10,348	39,956	22,511	—	72,815
Total current assets	725,346	322,292	109,277	(546,115)	610,800
Restricted cash and cash equivalents	9,890	15,036	963	—	25,889
Property and equipment, net	—	2,105,655	25,164	—	2,130,819
Orbital rights, net	—	491,658	69,917	—	561,575
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	291,046	—	—	291,046
Investment in subsidiaries	—	59,774	—	(59,774)	—
Intercompany note receivables	2,354,030	1,716	—	(2,355,746)	—
Other noncurrent assets, net	51,565	131,913	6,790	(6,426)	183,842
Total assets	$3,140,831	$3,923,263	$212,111	$(2,968,061)	$4,308,144
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$355	$107,554	$15,761	$—	$123,670
Trade accounts payable - DISH Network	5	3,167	—	—	3,172
Accrued expenses and other	52,795	118,973	27,669	—	199,437
Advances from affiliates, net	—	513,371	85,094	(532,601)	65,864
Intercompany interest payables	—	54,369	2,259	(56,628)	—
Current portion of long-term debt and capital lease obligations	—	61,108	1,009	—	62,117
Total current liabilities	53,155	858,542	131,792	(589,229)	454,260
Long-term debt and capital lease obligations, net of current portion	2,000,000	430,347	938	—	2,431,285
Advances from affiliates	—	—	8,033	—	8,033
Intercompany note payables	—	2,353,680	2,066	(2,355,746)	—
Other long-term liabilities	9,901	323,808	465	(6,426)	327,748
Total HSS shareholder’s equity (deficit)	1,077,775	(43,114)	59,774	(16,660)	1,077,775
Noncontrolling interests	—	—	9,043	—	9,043
Total liabilities and shareholder’s equity (deficit)	$3,140,831	$3,923,263	$212,111	$(2,968,061)	$4,308,144

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$70,603	$40,854	$13,546	$—	$125,003
Marketable investment securities	254,656	6,426	—	—	261,082
Trade accounts receivable, net	—	112,507	59,410	—	171,917
Trade accounts receivable - DISH Network, net	—	33,128	—	—	33,128
Advances to affiliates, net	424,597	—	—	(420,380)	4,217
Inventory	—	39,735	7,823	—	47,558
Other current assets	4,288	49,968	19,883	—	74,139
Total current assets	754,144	282,618	100,662	(420,380)	717,044
Restricted cash and cash equivalents	4,410	17,865	1,265	—	23,540
Property and equipment, net	—	1,995,043	26,862	—	2,021,905
Goodwill	—	516,198	—	—	516,198
Orbital rights, net	—	465,658	—	—	465,658
Other intangible assets, net	—	341,207	—	—	341,207
Investment in subsidiaries	—	58,861	—	(58,861)	—
Intercompany note and interest receivables	2,271,522	—	—	(2,271,522)	—
Other noncurrent assets, net	55,405	102,956	7,046	(2,122)	163,285
Total assets	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$39	$123,787	$18,107	$—	$141,933
Trade accounts payable - DISH Network	5	10,095	—	—	10,100
Advances from affiliates, net	—	432,838	21,594	(454,432)	—
Accrued expenses and other	17,817	133,815	23,927	—	175,559
Current portion of long-term debt and capital lease obligations	—	61,944	1,467	—	63,411
Total current liabilities	17,861	762,479	65,095	(454,432)	391,003
Long-term debt and capital lease obligations, net of current portion	2,000,000	462,565	1,479	—	2,464,044
Intercompany note and interest payables	—	2,271,522	—	(2,271,522)	—
Other long-term liabilities	—	316,585	2,597	(2,122)	317,060
Total HSS shareholder’s equity (deficit)	1,067,620	(32,745)	57,554	(24,809)	1,067,620
Noncontrolling interests	—	—	9,110	—	9,110
Total liabilities and shareholder’s equity (deficit)	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$199,179	$38,840	$(7,082)	$230,937
Services and other revenue - DISH Network	—	51,521	133	—	51,654
Equipment revenue	—	60,107	12,367	(4,291)	68,183
Total revenue	—	310,807	51,340	(11,373)	350,774
Costs and Expenses:
Costs of sales - services and other	—	100,002	25,525	(6,902)	118,625
Cost of sales - equipment	—	57,298	7,987	(3,906)	61,379
Selling, general and administrative expenses	—	43,923	10,767	(565)	54,125
Research and development expenses	—	5,255	—	—	5,255
Depreciation and amortization	—	82,157	3,141	—	85,298
Total costs and expenses	—	288,635	47,420	(11,373)	324,682
Operating income (loss)	—	22,172	3,920	—	26,092
Other Income (expense):
Interest income	46,943	(29)	805	(47,346)	373
Interest expense, net of amounts capitalized	(36,296)	(44,249)	(939)	47,346	(34,138)
Equity in earnings of subsidiaries	14,403	2,490	—	(16,893)	—
Other, net	103	22,941	66	—	23,110
Total other income (expense)	25,153	(18,847)	(68)	(16,893)	(10,655)
Income (loss) before income taxes	25,153	3,325	3,852	(16,893)	15,437
Income tax (provision) benefit, net	(9,493)	11,492	(2,061)	—	(62)
Net income (loss)	15,660	14,817	1,791	(16,893)	15,375
Less: Net income (loss) attributable to noncontrolling interests	—	—	(285)	—	(285)
Net income (loss) attributable to HSS	$15,660	$14,817	$2,076	$(16,893)	$15,660
Comprehensive Income (Loss):
Net income (loss)	$15,660	$14,817	$1,791	$(16,893)	$15,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,208	—	1,208
Unrealized holding gains (losses) on available-for-sale securities	90	194	—	—	284
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(13,154)	—	—	(13,154)
Equity in other comprehensive income (loss) of subsidiaries	(12,229)	731	—	11,498	—
Total other comprehensive income (loss), net of tax:	(12,139)	(12,229)	1,208	11,498	(11,662)
Comprehensive income (loss)	3,521	2,588	2,999	(5,395)	3,713
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	192	—	192
Comprehensive income (loss) attributable to HSS	$3,521	$2,588	$2,807	$(5,395)	$3,521

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2011

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$209,478	$37,310	$(3,219)	$243,569
Services and other revenue - DISH Network	—	54,474	52	—	54,526
Equipment revenue	—	55,906	6,554	(4,203)	58,257
Total revenue	—	319,858	43,916	(7,422)	356,352
Costs and Expenses:
Costs of sales - services and other	—	101,632	26,822	(3,074)	125,380
Cost of sales - equipment	—	47,402	5,090	(3,763)	48,729
Selling, general and administrative expenses	944	55,128	8,636	(585)	64,123
Research and development expenses	—	5,610	—	—	5,610
Depreciation and amortization	—	98,488	2,560	—	101,048
Total costs and expenses	944	308,260	43,108	(7,422)	344,890
Operating income (loss)	(944)	11,598	808	—	11,462
Other Income (expense):
Interest income	43,488	200	940	(43,090)	1,538
Interest expense, net of amounts capitalized	(36,067)	(40,091)	(723)	43,090	(33,791)
Equity in earnings of subsidiaries	(14,946)	(930)	—	15,876	—
Other, net	(740)	990	(644)	—	(394)
Total other income (expense)	(8,265)	(39,831)	(427)	15,876	(32,647)
Income (loss) before income taxes	(9,209)	(28,233)	381	15,876	(21,185)
Income tax (provision) benefit, net	(2,842)	13,116	(1,140)	—	9,134
Net income (loss)	(12,051)	(15,117)	(759)	15,876	(12,051)
Less: Net income (loss) attributable to noncontrolling interests	—	—	270	—	270
Net income (loss) attributable to HSS	$(12,051)	$(15,117)	$(1,029)	$15,876	$(12,321)
Comprehensive Income (Loss):
Net income (loss)	$(12,051)	$(15,117)	$(759)	$15,876	$(12,051)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(6,968)	—	(6,968)
Unrealized holding gains (losses) on available-for-sale securities	(337)	2,292	—	—	1,955
Equity in other comprehensive income (loss) of subsidiaries	(4,308)	(6,968)	—	11,276	—
Total other comprehensive income (loss), net of tax	(4,645)	(4,676)	(6,968)	11,276	(5,013)
Comprehensive income (loss)	(16,696)	(19,793)	(7,727)	27,152	(17,064)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(368)	—	(368)
Comprehensive income (loss) attributable to HSS	$(16,696)	$(19,793)	$(7,359)	$27,152	$(16,696)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$604,358	$110,929	$(13,219)	$702,068
Services and other revenue - DISH Network	—	163,345	133	—	163,478
Equipment revenue	—	169,798	28,811	(13,165)	185,444
Total revenue	—	937,501	139,873	(26,384)	1,050,990
Costs and Expenses:
Costs of sales - services and other	—	296,911	72,769	(12,779)	356,901
Cost of sales - equipment	—	152,508	19,989	(12,235)	160,262
Selling, general and administrative expenses	1,263	138,115	27,955	(1,370)	165,963
Research and development expenses	—	15,417	—	—	15,417
Depreciation and amortization	—	251,733	7,690	—	259,423
Total costs and expenses	1,263	854,684	128,403	(26,384)	957,966
Operating income (loss)	(1,263)	82,817	11,470	—	93,024
Other Income (expense):
Interest income	137,981	201	2,215	(138,476)	1,921
Interest expense, net of amounts capitalized	(108,815)	(136,917)	(2,404)	138,476	(109,660)
Equity in earnings of subsidiaries	(2,886)	6,203	—	(3,317)	—
Other, net	126	30,114	(988)	—	29,252
Total other income (expense)	26,406	(100,399)	(1,177)	(3,317)	(78,487)
Income (loss) before income taxes	25,143	(17,582)	10,293	(3,317)	14,537
Income tax (provision) benefit, net	(9,901)	15,014	(5,012)	—	101
Net income (loss)	15,242	(2,568)	5,281	(3,317)	14,638
Less: Net income (loss) attributable to noncontrolling interests	—	—	(604)	—	(604)
Net income (loss) attributable to HSS	$15,242	$(2,568)	$5,885	$(3,317)	$15,242
Comprehensive Income (Loss):
Net income (loss)	$15,242	$(2,568)	$5,281	$(3,317)	$14,638
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(3,143)	—	(3,143)
Unrealized holding gains (losses) on available-for-sale securities	1,088	9,900	—	—	10,988
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	—	(13,154)	—	—	(13,154)
Equity in other comprehensive income (loss) of subsidiaries	(6,766)	(3,512)	—	10,278	—
Total other comprehensive income (loss), net of tax:	(5,678)	(6,766)	(3,143)	10,278	(5,309)
Comprehensive income (loss)	9,564	(9,334)	2,138	6,961	9,329
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(235)	—	(235)
Comprehensive income (loss) attributable to HSS	$9,564	$(9,334)	$2,373	$6,961	$9,564

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2011

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$289,512	$46,977	$(4,714)	$331,775
Services and other revenue - DISH Network	—	160,502	52	—	160,554
Equipment revenue	—	76,871	11,952	(5,379)	83,444
Total revenue	—	526,885	58,981	(10,093)	575,773
Costs and Expenses:
Costs of sales - services and other	—	155,483	34,292	(4,498)	185,277
Cost of sales - equipment	—	64,818	8,571	(4,848)	68,541
Selling, general and administrative expenses	964	74,649	11,257	(747)	86,123
Research and development expenses	—	6,906	—	—	6,906
Depreciation and amortization	—	160,818	3,158	—	163,976
Total costs and expenses	964	462,674	57,278	(10,093)	510,823
Operating income (loss)	(964)	64,211	1,703	—	64,950
Other Income (expense):
Interest income	54,179	299	975	(53,630)	1,823
Interest expense, net of amounts capitalized	(48,269)	(55,525)	(740)	53,630	(50,904)
Equity in earnings of subsidiaries	12,686	(739)	—	(11,947)	—
Other, net	(35,240)	10,268	(555)	—	(25,527)
Total other income (expense)	(16,644)	(45,697)	(320)	(11,947)	(74,608)
Income (loss) before income taxes	(17,608)	18,514	1,383	(11,947)	(9,658)
Income tax (provision) benefit, net	9,647	(5,901)	(2,049)	—	1,697
Net income (loss)	(7,961)	12,613	(666)	(11,947)	(7,961)
Less: Net income (loss) attributable to noncontrolling interests	—	—	357	—	357
Net income (loss) attributable to HSS	$(7,961)	$12,613	$(1,023)	$(11,947)	$(8,318)
Comprehensive Income (Loss):
Net income (loss)	$(7,961)	$12,613	$(666)	$(11,947)	$(7,961)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(7,330)	—	(7,330)
Unrealized holding gains (losses) on available-for-sale securities	(1,275)	2,225	—	—	950
Equity in other comprehensive income (loss) of subsidiaries	(4,470)	(7,330)	—	11,800	—
Total other comprehensive income (loss), net of tax	(5,745)	(5,105)	(7,330)	11,800	(6,380)
Comprehensive income (loss)	(13,706)	7,508	(7,996)	(147)	(14,341)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(635)	—	(635)
Comprehensive income (loss) attributable to HSS	$(13,706)	$7,508	$(7,361)	$(147)	$(13,706)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$15,242	$(2,568)	$5,281	$(3,317)	$14,638
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(161,438)	344,753	4,393	3,317	191,025
Net cash flows from operating activities	(146,196)	342,185	9,674	—	205,663
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(70,235)	—	—	—	(70,235)
Sales and maturities of marketable investment securities	230,776	16,200	—	—	246,976
Purchases of property and equipment	—	(295,998)	(5,110)	—	(301,108)
Acquisitions of orbital rights	—	(10,000)	(72,477)	—	(82,477)
Change in restricted cash and cash equivalents	(5,480)	2,829	302	—	(2,349)
Other, net	—	(8,036)	—	—	(8,036)
Net cash flows from investing activities	155,061	(295,005)	(77,285)	—	(217,229)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(44,626)	(1,637)	—	(46,263)
Debt issuance costs	(229)	—	—	—	(229)
Net proceeds from issuance of long-term debt	—	6	443	—	449
Advances from affilates	—	—	73,711	—	73,711
Other	—	(764)	—	—	(764)
Net cash flows from financing activities	(229)	(45,384)	72,517	—	26,904
Effect of exchange rates on cash and cash equivalents	—	—	78	—	78
Net increase (decrease) in cash and cash equivalents	8,636	1,796	4,984	—	15,416
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$79,239	$42,650	$18,530	$—	$140,419

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$(7,961)	$12,613	$(666)	$(11,947)	$(7,961)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	180,805	(26,137)	19,810	11,947	186,425
Net cash flows from operating activities	172,844	(13,524)	19,144	—	178,464
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(213,815)	—	—	—	(213,815)
Sales and maturities of marketable investment securities	424,808	—	—	—	424,808
Purchases of property and equipment	—	(182,669)	(2,324)	—	(184,993)
Acquisition of Hughes Communications, net	—	(2,075,613)		—	(2,075,613)
Intercompany note relating to Hughes Acquisition	(2,174,614)	—	—	2,174,614	—
Change in restricted cash and cash equivalents	—	3,340	(1,294)	—	2,046
Other, net	(1,226)	(3,995)		—	(5,221)
Net cash flows from investing activities	(1,964,847)	(2,258,937)	(3,618)	2,174,614	(2,052,788)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(37,488)	(3,464)	—	(40,952)
Intercompany note relating to Hughes Acquisition	—	2,174,614	—	(2,174,614)	—
Debt issuance costs	(57,597)	—	—	—	(57,597)
Net proceeds from issuance of long-term debt	2,000,000	—	—	—	2,000,000
Contributions from parent	—	166,379	—	—	166,379
Other	51	(206)	—	—	(155)
Net cash flows from financing activities	1,942,454	2,303,299	(3,464)	(2,174,614)	2,067,675
Effect of exchange rates on cash and cash equivalents	—	—	755	—	755
Net increase (decrease) in cash and cash equivalents	150,451	30,838	12,817	—	194,106
Cash and cash equivalents, at beginning of period	—	—	106	—	106
Cash and cash equivalents, at end of period	$150,451	$30,838	$12,923	$—	$194,212

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption, “Disclosure Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2011 and this report.

EXECUTIVE SUMMARY

We are a holding company, whose subsidiaries operate two primary business segments: the EchoStar Satellite Services segment and the Hughes segment.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment uses nine of our owned and leased in-orbit satellites and related Federal Communications Commission licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V., United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  Furthermore, we continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

As of September 30, 2012 and December 31, 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.207 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of approximately $608 million and $621 million, respectively.

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

We successfully launched our EchoStar XVII satellite in July 2012, and introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012.  EchoStar XVII is our next-generation, geostationary high throughput satellite that employs a multi-spot beam and “bent pipe” Ka-band architecture.

As of September 30, 2012 and December 31, 2011, we had approximately 616,000 customers and 626,000 customers, respectively, subscribed to the Hughes segment’s consumer and small/medium enterprise service.  In addition, as of September 30, 2012 and December 31, 2011, our Hughes segment had total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our customers in our consumer market, of approximately $1.039 billion and $1.036 billion, respectively.

Additional Challenges for our Hughes Segment.  Our ability to continue to grow our consumer revenue will depend on our success in adding new subscribers on our satellite network and in the deployment of our EchoStar XVII satellite as planned.  We may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, following its commencement of service on the ViaSat-1 satellite which launched in October 2011.  An additional focus in this business is our ability to grow our revenue in the enterprise business, both domestically and internationally.  The growth of the enterprise business is also impacted by global economic conditions.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Goodwill.  Goodwill as of September 30, 2012 included $504.2 million that was recognized in connection with the Hughes Acquisition and has been assigned to reporting units of our Hughes segment.  We performed step one of our annual two-step test of impairment of such goodwill as of April 1, 2012.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment was not impaired and it was not necessary to perform step two of the two-step goodwill impairment test.  Due to the relatively short period of time that had elapsed since the date of the Hughes Acquisition and the absence of significant changes in our business forecasts and market-based assumptions during that period, the estimated fair values and carrying amounts of our reporting units (which reflect fair value measurements on the acquisition date) had not changed significantly from the acquisition date.  Consequently, the estimated fair values of our reporting units did not exceed their corresponding carrying amounts by a substantial amount.  If the estimated cash flows reflected in our fair value estimates were decreased by 10% and/or the discount rate used to discount such cash flows were increased by 10%, a portion of our goodwill would have been impaired and it would have been necessary to perform step two of the impairment test to determine the amount of the impairment loss.

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

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 (collectively, the “Notes”), other our debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes (provision) benefit, net” and “Depreciation and amortization.” EBITDA is not a measure determined in accordance with GAAP.  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to HSS” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industries.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following narrative analysis of our condensed consolidated results of operations is presented on a historical basis.  Our operating results prior to the Hughes Acquisition reflect the historical results of combined operations of entities included in the condensed consolidated financial statements of EchoStar that generally represented EchoStar’s satellite services business.  Our results of operations for the nine months ended September 30, 2011 only included operating results of Hughes Communications after June 8, 2011, the date of the Hughes Acquisition.  Therefore, our results of operations for the nine months ended September 30, 2012 are not comparable to our results of operations for the same period in 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

	For the Nine Months Ended September 30,		Variance
Statement of Operations Data	2012	2011	Amount	%
	(In thousands)
Revenue:
Services and other revenue	$702,068	$331,775	$370,293	*
Services and other revenue - DISH Network	163,478	160,554	2,924	1.8%
Equipment revenue	185,444	83,444	102,000	*
Total revenue	1,050,990	575,773	475,217	82.5%
Costs and Expenses:
Cost of sales - services and other	356,901	185,277	171,624	92.6%
% of Total services and other revenue	41.2%	37.6%
Cost of sales - equipment	160,262	68,541	91,721	*
% of Total equipment revenue	86.4%	82.1%
Selling, general and administrative expenses	165,963	86,123	79,840	92.7%
% of Total revenue	15.8%	15.0%
Research and development expenses	15,417	6,906	8,511	*
% of Total revenue	1.5%	1.2%
Depreciation and amortization	259,423	163,976	95,447	58.2%
Total costs and expenses	957,966	510,823	447,143	87.5%
Operating income (loss)	93,024	64,950	28,074	43.2%
Other Income (Expense):
Interest income	1,921	1,823	98	5.4%
Interest expense, net of amounts capitalized	(109,660)	(50,904)	(58,756)	*
Hughes Acquisition costs	—	(35,230)	35,230	(100.0)%
Other, net	29,252	9,703	19,549	*
Total other income (expense)	(78,487)	(74,608)	(3,879)	5.2%
Income (loss) before income taxes	14,537	(9,658)	24,195	*
Income tax (provision) benefit, net	101	1,697	(1,596)	(94.0)%
Effective tax rate	(0.7)%	17.6%
Net income (loss)	14,638	(7,961)	22,599	*
Less: Net income (loss) attributable to noncontrolling interests	(604)	357	(961)	*
Net income (loss) attributable to HSS	$15,242	$(8,318)	$23,560	*

Other Data:
EBITDA	$382,303	$203,042	$179,261	88.3%

* Percentage is not meaningful.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $866 million for the nine months ended September 30, 2012, an increase of $373 million compared to the same period in 2011.  The increase was primarily related to higher services revenue of $368 million generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Equipment revenue.  “Equipment revenue” totaled $185 million for the nine months ended September 30, 2012, an increase of $102 million compared to the same period in 2011.  The increase was attributable to higher equipment revenue generated by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $357 million for the nine months ended September 30, 2012, an increase of $172 million compared to the same period in 2011.  The increase in “Cost of sales — services and other” corresponded to higher “Services and other revenue” generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.  “Cost of sales — services and other” represented 41.2% and 37.6% of total services and other revenue for the nine months ended September 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $160 million for the nine months ended September 30, 2012, an increase of $92 million compared to the same period in 2011.  The increase in “Cost of sales — equipment” corresponded to higher equipment revenue generated from our Hughes segment from the sale of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $166 million for the nine months ended September 30, 2012, an increase of $80 million compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $76 million incurred by our Hughes segment.  “Selling, general and administrative expenses” represented 15.8% and 15.0% of total revenue for the nine months ended September 30, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $259 million for the nine months ended September 30, 2012, an increase of $95 million compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $73 million from our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $110 million for the nine months ended September 30, 2012, an increase of $59 million compared to the same period in 2011, primarily related to interest expense on our 6 1/2% Senior Secured Notes due 2019 and our 7 5/8% Senior Notes due 2021 issued during the second quarter of 2011.

Income tax (provision) benefit, net.  Our income tax benefit totaled approximately $0.1 million for the nine months ended September 30, 2012 compared to $1.7 million for the same period in 2011. Our effective income tax rate was (0.7)% for the nine months ended September 30, 2012 versus 17.6% for the same period in 2011.  The decrease in our effective tax rate was primarily related to the establishment of valuation allowances on certain current year foreign losses and the disallowance of certain transaction costs in 2011.

Earnings before interest, taxes, depreciation and amortization.  “EBITDA” was $382 million for the nine months ended September 30, 2012, an increase of $179 million compared to the same period in 2011.  The increase was primarily due to higher “Services and other revenue” of $373 million, mainly related to our Hughes segment.  The increase was partially offset by the increase in “Cost of sales — services and other” of $172 million and “Selling, general and administrative expenses” of $80 million.  The following table reconciles EBITDA to the accompanying condensed consolidated financial statements.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

	For the Nine Months Ended September 30,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$382,303	$203,042	$179,261	88.3%
Interest income (expense), net	(107,739)	(49,081)	(58,658)	*
Income tax (provision) benefit, net	101	1,697	(1,596)	(94.0)%
Depreciation and amortization	(259,423)	(163,976)	(95,447)	58.2%
Net income (loss) attributable to HSS	$15,242	$(8,318)	$23,560	*

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

Item 1A.         RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors.  During the nine months ended September 30, 2012, there were no material changes in our risk factors as previously disclosed.

Item 6.            EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of HSS for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

Date: November 6, 2012