Form 10-K
period 2012-12-31
Hughes Satellite Systems Corp
filed 2013-02-20
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 29, 2012 was $0.

As of February 11, 2013, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I) (2) (a) and (c) of Form 10-K.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

General Risks Affecting Our Business

•      Our EchoStar Satellite Services segment currently derives a significant portion of its revenue from its primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

•      Economic weakness, including high unemployment and reduced consumer spending, may adversely affect our ability to grow or maintain our business.

•      We currently face competition from established competitors in the satellite service business and may face competition from others in the future.

•      The network communications market is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite broadband and network providers.

•      We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties.

•      The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

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

•      We may not be able to generate cash to meet our debt service needs or fund our operations.

•      Covenants in our indentures restrict our business in many ways.

•      We rely on key personnel and the loss of their services may negatively affect our businesses.

Risks Related to Our Satellites

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

i

•      Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

•      Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

Risks Related to Our Products and Technology

•      If we are unable to properly respond to technological changes, our business could be significantly harmed.

•      Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on our business.

•      We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

•      We rely on network and information systems and other technologies and a disruption, cyber attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

•      If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

Risks Related to the Regulation of Our Business

•      Our business is subject to risks of adverse government regulation.

•      Our business depends on Federal Communications Commission (“FCC”) and other licenses that can expire or be revoked or modified and applications for FCC and other licenses that may not be granted.

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

Other Risks

•      Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

•      We have potential conflicts of interest with DISH Network due to EchoStar and Dish Network’s common ownership and management.

•      We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

•      EchoStar, our parent, has not been an independent company for a significant amount of time and it may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

•      Although we expect that the Hughes Acquisition will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

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

ii

PART I

Item 1.   BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (together with its subsidiaries, “HSS,” the “Company,” “we,” “us” and/or “our”), is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  On June 8, 2011, EchoStar completed the acquisition of Hughes Communications (the “Hughes Acquisition”), pursuant to the agreement and plan of merger (the “Hughes Agreement”) by and between us, certain of our subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Our historical financial statements, prior to June 9, 2011, only reflect the historical consolidated financial position and operating results of EchoStar’s satellite services business and our historical financial statements on and after June 9, 2011 give effect to the Hughes Acquisition.  We currently operate in two business segments:

•      Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition.  See Note 12 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of the Hughes Acquisition.

•      EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

GENERAL RISKS AFFECTING OUR BUSINESS

Our EchoStar Satellite Services segment currently derives a significant portion of its revenue from its primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 72.4%, 77.6% and 79.5% of the total revenue of our EchoStar Satellite Services segment for the years ended December 31, 2012, 2011 and 2010, respectively.  Any reduction in sales to DISH Network or in the prices it pays for the products and services it purchases from us could have a significant negative impact on our EchoStar Satellite Services segment.  In addition, because a significant portion of the revenue of EchoStar Satellite Services segment is derived from DISH Network, the success of EchoStar Satellite Services segment also depends to a significant degree on the continued success of DISH Network in attracting new subscribers, marketing programming packages and other services.

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

Our ability to grow or maintain our business may be adversely affected by sustained economic weakness, including the effect of wavering consumer confidence, high unemployment, and other factors that may adversely affect our customers and the telecommunications industry.  In particular, the weak economic conditions may result in the following:

•      Decreased Demand and Increased Pricing Pressure.  End-customers of our products and services, including subscribers to pay-TV and satellite broadband Internet users, may delay purchasing decisions or reduce or reallocate their discretionary spending, which may in turn decrease demand for our products and services, including programming packages from pay-TV providers and end-customers, which may in turn adversely affect us.  In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies, and intense price competition.  If the U.S. and world economic conditions continue to be volatile or deteriorate further or if the telecommunications industry experiences future weakness, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

•      Excess Satellite Capacity.  There is an increased risk of having excess satellite capacity resulting from possible decreased demand for pay-TV services and other services utilizing satellite transmission.

•      Increased Impairment Charges.  Sustained economic weakness could result in substantial future impairment charges relating to, among other things, satellites, regulatory authorizations, goodwill and intangibles, and our debt and equity investments.

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

The network communications market is highly competitive.  We may be unsuccessful in competing effectively against other terrestrial and satellite broadband and network providers.

In our consumer market, we face competition primarily from Digital Subscriber Line (“DSL”), and cable Internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer satellite Internet access services in competition with ours in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  Our primary competitor for consumer satellite Internet access services is ViaSat Communications, which is owned by ViaSat.  There can be no assurance that our product offerings will remain competitive with those of ViaSat Communications.

In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  The enterprise network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable Internet build-out.  It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines.

We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties.

We currently have unused satellite capacity in our EchoStar Satellite Services segment.  While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity.  There can be no assurance that we can successfully develop the business opportunities we currently plan to pursue to utilize this capacity.  If we are unable to lease our satellite capacity to third parties, our margins could be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing broadband customers are not expected to utilize our SPACEWAY 3 or EchoStar XVII satellites.  If future demand does not meet our expectations, we will be committed to maintaining excess satellite capacity for which we will have no, or insufficient, revenues to cover our costs, which would have a negative impact on our margins and results of operations.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  If we only purchase satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 or EchoStar XVII may be unavailable to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America.  In addition, the fixed satellite services(“ FSS”) industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected, to the extent SPACEWAY 3 and EchoStar XVII are unable to satisfy the associated demand.

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

Our operations outside the U.S. accounted for approximately 22.0%, 19.2% and 3.2% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively.  We expect our foreign operations to continue to represent a significant portion of our business.  We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates, the United Kingdom and China, among other nations.  Over the last 20 years, our Hughes segment has sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

•      Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer.  Compliance with these laws may lead to increased operations costs or loss of business opportunities.  Violations of these laws could result in fines or other penalties.

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

•      Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenues; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for “free,” which may impact our revenue.  In addition, if we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

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

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any capital expenditures that we otherwise may have made.

We have made and will continue to make significant investments in research, development, and marketing for new products, services and related technologies, as well as entry into new business areas.  Investments in new technologies and business areas are inherently speculative and commercial success thereof depends on numerous factors including innovativeness, quality of service and support, and effectiveness of sales and marketing.  We may not achieve revenue or profitability from such investments for a number of years, if at all.  Moreover, even if such products, services, technologies and business area become profitable, their operating margins may be minimal.

We may not be able to generate cash to meet our debt service needs or fund our operations.

We have outstanding $1.1 billion of senior secured notes (the “Secured Notes”) and $900 million of senior unsecured notes (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”).  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.   We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs.  If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We may not be able to affect any of these remedies on satisfactory terms, or at all.  The indentures governing the Notes also limit our ability to dispose of assets and use the proceeds from such dispositions.  Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.

In addition, weakness in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all.  Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions.  We cannot predict with any certainty whether or not we will be impacted by sustained economic weakness.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Covenants in our indentures restrict our business in many ways.

The indentures governing the Notes contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

•                  enter into transactions with affiliates; and

•                  allow to exist certain restrictions on the ability of certain subsidiaries of us to pay dividends, make distributions, make other payments, or transfer assets to us or our subsidiaries.

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on our business or prospects.  If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes.  We and certain of our subsidiaries have pledged a significant portion of our assets as collateral under the indenture governing the Secured Notes.  If we do not have enough cash to service our debt or fund other liquidity needs, we may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital.  We cannot assure you that any of these remedies can be effected on commercially reasonable terms or at all.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although all of our executives have agreements limiting their ability to work for or consult with competitors if they leave us, we generally do not have employment agreements with them.  To the extent Mr. Ergen or other officers are performing services to both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

RISKS RELATED TO OUR SATELLITES

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators as a result of various factors, such as satellite design and manufacturing defects, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent anomalies from occurring and may experience anomalies in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenues as well as our relationship with current customers and our ability to attract new customers.  In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

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

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.

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

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Construction and launch delays could materially and adversely affect our ability to generate revenues.  Historically, we generally have not carried launch insurance on our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

We generally do not have commercial insurance coverage on the satellites we use and could face significant impairment charges if one of our uninsured satellites fails.

We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XVI and EchoStar XVII, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges.

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

Furthermore, the satellite coordination process is conducted under the guidance of the International Telecommunication Union radio regulations and the national regulations of the satellites involved in the coordination process.  These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Astrium Satellites, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral (“SS/L”) and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR PRODUCTS AND TECHNOLOGY

If we are unable to properly respond to technological changes, our business could be significantly harmed.

Our business and the markets in which we operate are characterized by rapid technological changes, evolving industry standards and frequent product and service introductions and enhancements.  If we or our suppliers are unable to properly respond to or keep pace with technological developments, fail to develop new technologies, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, our existing products and services may become obsolete and demand for our products and services may decline.  Even if we keep up with technological innovation, we may not meet the demands of the markets we serve.  Furthermore, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction. If we are unable to respond to or keep pace with technological advances on a cost-effective and timely basis, or if our products, applications or services are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of such employees is intense.  Although we strive to attract and retain these employees, we may not succeed in this respect.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on our business.

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

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these third parties.  We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others.  Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.  Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations.  For example, in February 2012, ViaSat and its subsidiary ViaSat Communications filed a lawsuit in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII.  ViaSat alleges, among other things, that SS/L infringes four different patents, and has breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII and other satellites.  While we are not a named party to this matter, an adverse decision against SS/L could have a significant impact on our business operations and impair our ability to make use of the EchoStar XVII satellite.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims, which arise in the ordinary course of our business.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement.  If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position.

We rely on network and information systems and other technologies and a disruption, cyber attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  Our networks and those of our third-party service providers and our customers may be vulnerable to these attacks and unauthorized access.  Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.  We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures.  Defects may also occur in components and products that we purchase from third parties.  In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards.  Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements.  There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell.  The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders and lost revenue; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) the issuance of credits to customers and other losses to us, our customers or end users; and (vii) harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU.  These regulations are subject to the political process and have changed from time to time.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on FCC and other licenses that can expire or be revoked or modified and applications for FCC and other licenses that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones.  If the FCC were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, Congress often considers legislation that could affect us and enacts legislation that does affect us, and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

In addition, third parties have or may oppose some of our license applications and pending and future requests  for extensions, modifications, waivers and approvals of our licenses.  Even if we have fully complied with all of the required reporting, filing and other requirements in connection with our authorizations, it is possible a regulator could decline to grant certain of our applications or requests for authority, or could revoke, terminate, condition or decline to modify, extend or renew certain of our authorizations or licenses.

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

As a provider of telecommunications services in the U.S., we are presently required to contribute a fee, which is based upon a percentage of our revenues from telecommunications services, to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers.  This percentage is set each calendar quarter by the FCC.  Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

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

OTHER RISKS

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, EchoStar’s Chairman, beneficially owns approximately 51.5% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 79.5% of the total voting power.  Mr. Ergen’s beneficial ownership of EchoStar excludes 6,646,648 shares of EchoStar’s Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 14.3% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 12.9% of EchoStar’s total voting power.  Thus, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and, therefore, is not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

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

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•      Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests.  EchoStar’s Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network, EchoStar and us.  The executive officers and the members of EchoStar’s Board of Directors who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of EchoStar’s directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.  Furthermore, Charles W. Ergen, our Chairman is employed by both DISH Network and EchoStar.

•      Intercompany agreements related to the Spin-off.  EchoStar entered into agreements with DISH Network pursuant to which DISH Network provides EchoStar and us certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  In addition, EchoStar entered into a number of intercompany agreements covering matters such as tax sharing and its responsibility for certain liabilities previously undertaken by DISH Network for certain of its businesses.  EchoStar also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar.  In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

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

•      Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  In addition, pursuant to a distribution agreement, DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes segment’s broadband Internet service under the dishNET brand which could compete with sales by our Hughes segment.  DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We do not have any agreements with DISH Network that would prevent us from competing with each other.  However, many of our potential customers have historically perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared management services).

We cannot assure you that there will not be deficiencies leading to material weaknesses in our internal control over financial reporting.

We periodically evaluate and test our internal control over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  As the Company grows and changes, we continue to integrate accounting and operating systems, as well as policies, processes, people, technology and operations for the Company.  Management continues to evaluate our internal control over financial reporting as we execute integration activities.  Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  If in the future we are unable to report that our internal control over financial reporting is effective, investors, customers and business partners could lose confidence in the accuracy of our financial reports, which could in turn have a material adverse effect on our business, investor confidence in our financial results may weaken, and EchoStar’s stock price may suffer.

EchoStar, our parent, has not been an independent company for a significant amount of time and it may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

Prior to the Spin-off from DISH Network, EchoStar’s business (including our EchoStar Satellite Services segment) was operated by DISH Network as part of its broader corporate organization, rather than as an independent company.  DISH Network’s senior management oversaw the strategic direction of EchoStar’s businesses and DISH Network performed various corporate functions for EchoStar and us, including, but not limited to:

•      human resources related functions;

•      accounting;

•      tax administration;

•      legal and external reporting;

•      treasury administration, investor relations, internal audit and insurance functions; and

•      information technology and telecommunications services.

DISH Network and its affiliates are currently obligated to provide certain of these functions to EchoStar and us pursuant to the management services agreement and the professional services agreement between EchoStar and DISH Network.  See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.  If DISH Network does not continue to perform effectively the services that are called for under the management services agreement and the professional services agreement, we may not be able to operate our business effectively.  In addition if, once the management services agreement and the professional services agreement terminate, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost-effectively, our operations may be disrupted and our profitability may decline.

Although we expect that the Hughes Acquisition will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

EchoStar acquired Hughes Communications on June 8, 2011.  Achieving the expected benefits of the Hughes Acquisition will depend in part on our ability to integrate Hughes Communications’ operations, technology and personnel in a timely and efficient manner.  We have incurred substantial direct transaction costs associated with the Hughes Acquisition, and will incur additional costs associated with consolidation and integration of operations.  The integration of Hughes Communications is complex, time-consuming, and expensive, and may disrupt our business or result in the loss of our or Hughes Communications’ customers or key employees or the diversion of our management’s attention.  In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.  This may result in the diversion of management and financial resources from our core business objectives.  There can be no assurance that the integration will be completed as quickly as we expect or that the Hughes Acquisition will achieve its expected benefits.  Moreover, issues arising from the integration of EchoStar and Hughes Communications, including, among others, differences in corporate culture, may affect our ability to retain technically skilled employees of either company.  If we are unable to attract and retain technically skilled employees, we may not be able to respond to changes in technologies and, as a result, our competitive position could be materially and adversely affected.

If the total costs of the Hughes Acquisition exceed our estimates or if the expected benefits of the Hughes Acquisition do not exceed the total costs of the Hughes Acquisition, our business, financial condition and results of operations could be materially adversely affected.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”), EchoStar Satellite Services segment (“ESS”) and Other segment.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (4)	Segment(s) Using Property	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Rockville, Maryland (2)	Hughes	Leased	Subsidiary’s corporate headquarters
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Germantown
Lindon, Utah	Hughes	Leased	Office space and engineering offices
Barueri, Brazil (1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices
Griesheim, Germany (1)	Hughes	Leased	Office space, shared hub, operations, warehouse
Bangalore, India (2)	Hughes	Leased	Office space and guest house
Gurgaon, India (1)(2)	Hughes	Leased	Subsidiary’s corporate headquarters, shared hub, operations, development center and warehouse
Mumbai, India (2)	Hughes	Leased	Warehouse and office space
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering lab, network operations and shared hubs
Gilbert, Arizona (1)(3)	ESS	Leased	Digital broadcast operations center
Monee, Illinois (1)(3)	ESS	Leased	Regional digital broadcast operations center
Baker, Montana (1)(3)	ESS	Leased	Spacecraft autotrack operations center
Orange, New Jersey (1)(3)	ESS	Leased	Regional digital broadcast operations center
Black Hawk, South Dakota (1)(3)	ESS	Leased	Spacecraft autotrack operations center
New Braunfels, Texas (1)(3)	ESS	Leased	Regional digital broadcast operations center
Mt Jackson, Virginia (1)(3)	ESS	Leased	Regional digital broadcast operations center
Spokane, Washington (1)(3)	ESS	Leased	Regional digital broadcast operations center
Cheyenne, Wyoming (1)(3)	ESS	Leased	Digital broadcast operations center
Kankakee, Illinois (1)(3)	ESS	Owned	Regional digital broadcast operations center
Winchester, Virginia (1)(3)	ESS	Owned	Regional digital broadcast operations center
Englewood, Colorado (3)	ESS/Other	Owned	Corporate headquarters — These properties are owned by Parent EchoStar

(1)         We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)            These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)            These properties are owned by EchoStar Corporation or its subsidiaries.

(4)            We have multiple gateways (25) throughout the Western part of the U.S. that support the SPACEWAY 3 and EchoStar XVII satellites.

Item 3.   LEGAL PROCEEDINGS

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

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against our wholly-owned subsidiary, Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirectly wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development LLC (“TQP”) filed suit against Hughes Network Systems, LLC. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of our business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 20, 2013, all of our 1,000 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  Payment of any future dividends will depend upon our earnings and capital requirements, contractual restrictions, and other factors the Board of Directors considers appropriate.  Our ability to declare dividends is affected by covenants in our indentures.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of our results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report.  This management’s narrative analysis is intended to help provide an understanding of our results of operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A.  Risk Factors” in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

We are a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in two business segments:  the Hughes segment and the EchoStar Satellite Services segment.

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

The Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers to provide satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.  Beginning in October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on EchoStar XVII, which was launched in July 2012.  In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C (“dishNET”), a wholly-owned subsidiary of DISH Network, pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of its service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

As of December 31, 2012 and 2011, our Hughes segment had approximately 659,000 and 626,000 customers, respectively, that subscribed to its small/medium enterprise service, HughesNet and dishNET services and other reseller arrangements.  As of December 31, 2012 and 2011, we had $1.063 billion and $1.036 billion, respectively, of contracted revenue backlog.  Our revenue backlog as of December 31, 2011 included $252 million related to EchoStar XVII, which was under construction in 2011.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  Of the $1.063 billion of revenue backlog as of December 31, 2012, we expect to recognize approximately $391 million of revenue in 2013.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  Accordingly, we may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, Inc.  In addition, we focus on expanding our enterprise business, both domestically and internationally.  However, the growth of the enterprise business relies heavily on global economic conditions.

Acquisition of Hughes Communications, Inc.  On June 8, 2011, EchoStar completed the acquisition of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”).  In connection with the acquisition of Hughes Communications (the “Hughes Acquisition”), we recorded $504 million of goodwill, which was assigned to reporting units of the Hughes segment (“Hughes goodwill”).  During the second quarter of 2012, we performed step one of our annual two-step test of impairment of such goodwill.  Step one involves a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that goodwill assigned to the Hughes segment was not impaired and it was not necessary to perform step-two of the two-step goodwill impairment test.  Due to the relatively short period of time that had elapsed since the date of the Hughes Acquisition and the absence of significant changes in our business forecasts and market-based assumptions during that period, the estimated fair values and carrying amounts of our reporting units (which reflect fair value measurements on the acquisition date) had not changed significantly from the acquisition date.  Consequently, the estimated fair values of our reporting units did not exceed their corresponding carrying amounts by a substantial amount.  If the estimated cash flows reflected in our fair value estimates were decreased by 10% and/or the discount rate used to discount such cash flows were increased by 10%, a portion of our goodwill would have been impaired and it would have been necessary to perform step two of the impairment test to determine the amount of the impairment loss.  Based on review and assessment of the business as of December 31, 2012, no “triggering” events were identified that indicated that the Hughes goodwill was impaired as of December 31, 2012.  See Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our goodwill.  Also, see Item 1A.  “Risk Factors” for information about the risks related to the Hughes Acquisition.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including EchoStar XVI launched in November 2012.  We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, our results of operations are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  As of December 31, 2012 and 2011, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.440 billion and $1.285 billion, respectively, and contracted backlog attributable to satellites under construction of zero and $621 million, respectively.  Of the $1.440 billion of contracted backlog as of December 31, 2012, we expect to recognize approximately $251 million of revenue in 2013.

While we also expect to provide services to other customers, the number of potential new customers for our EchoStar Satellite Services segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.

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

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally.  We believe that investments in these types of opportunities, such as the Brazil DTH market, may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

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

If unfavorable events in the economy cause consumer demand for our products and services to decline materially as consumers may delay purchasing decisions or reduce or reallocate their discretionary spending, such decline would have an adverse effect on our Hughes segment, in particular.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue.  “Services and other revenue” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue” also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also include subscriber wholesale service fee for the Hughes service sold to dishNET.

Equipment revenue.  “Equipment revenue” primarily includes the sales of broadband equipment and networks to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise customers, consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services provided to our customers, including DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Research and development expenses.  “Research and development expenses” primarily includes costs associated with the design and development of products to support future growth by reducing costs and providing new technology and innovations to our customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including non-cash, stock-based compensation expense.  It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar, DISH Network and other third parties.

Impairment of assets.  “Impairment of assets” includes impairment of certain of our intangible assets.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with the Notes, capital lease obligations (net of capitalized interest), other debt and amortization of debt issuance costs.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income taxes benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with the United States generally accepted accounting principles (“GAAP”).  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to HSS” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.  Subscribers include customers that subscribe to our Hughes segment’s small/medium enterprise service, HughesNet and dishNET services, and other reseller arrangements.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following narrative analysis of our consolidated results of operations is presented on a historical basis.  Our results of operations for the year ended December 31, 2011 also include those of Hughes Communications after June 8, 2011, the date the Hughes Acquisition was completed.  Therefore, our results of operations for the year ended December 31, 2012 are not comparable to our results of operations for the years ended December 31, 2011 and 2010.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	As of or For the Years Ended December 31,		Variance
Statement of Operations Data	2012	2011	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue	$941,804	$574,590	$367,214	63.9
Services and other revenue - DISH Network	211,560	216,100	(4,540)	(2.1)
Equipment revenue	255,636	161,313	94,323	58.5
Equipment revenue - DISH Network	23,757	600	23,157	*
Total revenue	1,432,757	952,603	480,154	50.4
Costs and Expenses:
Cost of sales - services and other	480,040	305,652	174,388	57.1
% of Total services and other revenue	41.6%	38.7%
Cost of sales - equipment	232,690	128,491	104,199	81.1
% of Total equipment revenue	83.3%	79.4%
Selling, general and administrative expenses (including DISH Network)	222,986	148,386	74,600	50.3
% of Total revenue	15.6%	15.6%
Research and development expenses	21,264	11,668	9,596	82.2
% of Total revenue	1.5%	1.2%
Depreciation and amortization	352,367	266,051	86,316	32.4
Impairment of assets	22,000	—	22,000	*
Total costs and expenses	1,331,347	860,248	471,099	54.8
Operating income	101,410	92,355	9,055	9.8
Other Income (Expense):
Interest income	2,212	3,759	(1,547)	(41.2)
Interest expense, net of amounts capitalized	(153,955)	(88,343)	(65,612)	74.3
Hughes Acquisition costs	—	(35,300)	35,300	(100.0)
Equity in earnings of unconsolidated affiliate	2,540	2,196	344	15.7
Other, net	24,672	7,593	17,079	*
Total other expense	(124,531)	(110,095)	(14,436)	13.1
Loss before income taxes	(23,121)	(17,740)	(5,381)	30.3
Income tax benefit	10,895	3,972	6,923	*
Effective tax rate	47.1%	22.4%
Net loss	(12,226)	(13,768)	1,542	(11.2)
Less: Net income (loss) attributable to noncontrolling interests	(35)	635	(670)	*
Net loss attributable to HSS	$(12,191)	$(14,403)	$2,212	(15.4)

Other Data:
EBITDA	$481,024	$332,260	$148,764	44.8
Subscriber	659,000	626,000	33,000	5.3

* Percentage is not meaningful.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $1.153 billion for the year ended December 31, 2012, an increase of $363 million or 45.9% compared to the same period in 2011.  The increase was primarily related to higher services revenue of $364 million generated by our Hughes segment from the sale of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.

Equipment revenue.  “Equipment revenue” totaled $256 million for the year ended December 31, 2012, an increase of $94 million or 58.5% compared to the same period in 2011.  The increase was attributable to higher equipment revenue of $95 million generated by our Hughes segment from the sale of broadband equipment and networks to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $24 million for the year ended December 31, 2012, an increase of $23 million compared to the same period in 2011.  The increase was primarily attributable to the sales of broadband equipment related to the Hughes service.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $480 million for the year ended December 31, 2012, an increase of $174 million or 57.1% compared to the same period in 2011.  The increase was attributable to higher cost of sales of $184 million incurred by our Hughes segment as a result of higher sales of broadband services to customers in our enterprise and consumer markets, and customers’ maintenance and other contracted services.  The increase was partially offset by lower cost of sales of $13 million relating to the termination of our satellite lease contract on EchoStar I with DISH Network effective July 2012.  “Cost of sales — services and other” represented 41.6% and 38.7% of total services and other revenue for the years ended December 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $233 million for the year ended December 31, 2012, an increase of $104 million or 81.1% compared to the same period in 2011.  The increase corresponded to higher equipment costs incurred due to an increase in sales from our Hughes segment of broadband equipment and networks sold to DISH Network and customers in our enterprise and consumer markets.  “Cost of sales — equipment” represented 83.3% and 79.4% of total equipment revenue for the years ended December 31, 2012 and 2011, respectively.  The increase in the expense to revenue ratio principally resulted from an increase in revenue and expenses from our Hughes segment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $223 million for the year ended December 31, 2012, an increase of $75 million or 50.3% compared to the same period in 2011.  The increase primarily related to higher marketing and advertising expenses and other general and administrative expenses of $72 million incurred by our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $352 million for the year ended December 31, 2012, an increase of $86 million or 32.4% compared to the same period in 2011.  The increase was primarily related to higher amortization and depreciation expense of $67 million from our Hughes segment.

Impairment of assets.  “Impairment of assets” of $22 million for the year ended December 31, 2012 resulted from impairment of certain contract rights associated with the Hughes Acquisition that were determined to have a lower probability of being realized than was assumed in prior estimates.  See Note 8 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $154 million for the year ended December 31, 2012, an increase of $66 million or 74.3% compared to the same period in 2011. The increase primarily related to higher interest expense of: (i) $58 million incurred on the Notes and (ii) $11 million incurred on our capital lease obligations.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Earnings before interest, taxes, depreciation and amortization.  “EBITDA” was $481 million for the year ended December 31, 2012, an increase of $149 million or 44.8% compared to the same period in 2011.  The increase was primarily due to higher services and equipment revenues recognized in 2012.  The increase in EBITDA was partially offset by (i) higher costs of services and equipment incurred corresponding with the increase in our services and equipment revenue and (ii) an increase in selling, general and administrative expenses incurred in 2012.  The following table reconciles EBITDA to the accompanying consolidated financial statements.

	For the Years Ended December 31,		Variance
	2012	2011	Amount	%
	(In thousands)
EBITDA	$481,024	$332,260	$148,764	44.8
Interest expense, net	(151,743)	(84,584)	(67,159)	79.4
Income tax benefit	10,895	3,972	6,923	*
Depreciation and amortization	(352,367)	(266,051)	(86,316)	32.4
Net loss attributable to HSS	$(12,191)	$(14,403)	$2,212	(15.4)

* Percentage is not meaningful.

Income tax benefit, net.  Our income tax benefit totaled approximately $11 million for the year ended December 31, 2012 compared to $4 million for the same period in 2011.  Our effective income tax rate was 47.1% for the year ended December 31, 2012 versus 22.4% for the same period in 2011.  Our effective tax rate for the year ended December 31, 2012 was impacted by the changes in our valuation allowance for deferred taxes that are capital in nature.

Net loss attributable to HSS.  Our net loss attributable to HSS was $12 million for the year ended December 31, 2012, a decrease of $2 million or 15.4% compared to the same period in 2011.  The decrease was primarily attributable to (i) a $9 million increase in operating income; (ii) a $13 million gain on the sale of a strategic investment; (iii) a $7 million increase in tax benefit; and (iv) a non-recurring transactional costs associated with the Hughes Acquisition in 2011.  The decrease in net loss attributable to HSS was partially offset by an increase of $66 million in “Interest expense, net of amounts capitalized.”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2012, our cash, cash equivalents and current marketable investment securities had a fair value of $179 million.  All of that amount was invested in: (a) cash; (b) variable rate demand notes convertible into cash at par value plus accrued interest generally in five business days or less; (c) debt instruments of the U.S. government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable investment securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $179 million as of December 31, 2012, a hypothetical 10%

change in average interest rates during 2012 would not have a material impact on their fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2012 of 0.8%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2012 would have an insignificant impact to our annual interest income.

Other Investment Securities

As of December 31, 2012, we had $29 million of noncurrent nonpublic equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  A hypothetical 10% adverse change in the value of these equity instruments would result in a decrease of approximately $3 million in the fair value of these investments.

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

Foreign Currency Risk

We generally conduct our business in United States dollars.  Our international business is conducted in a variety of foreign currencies, and it is, therefore, exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions.  As of December 31, 2012, we had $45 million of foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $28 million in place to partially mitigate foreign currency risk related to forecasted collections on a Mexican peso denominated revenue contract.  The differences between the face amounts of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2012.  The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7 million as of December 31, 2012.

Derivative Financial Instruments

In general we do not use derivative financial instruments for hedge accounting or speculative purposes.  However, as of December 31, 2012, we had foreign currency forward contracts with notional value of $28 million in place to partially mitigate foreign exchange risk, primarily in connection with a contract in Mexico.  We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this report beginning on page F-3.

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

Changes in Internal Control over Financial Reporting

On June 8, 2011, EchoStar completed the acquisition of Hughes Communications, Inc. and its subsidiaries.  As the Company grows and changes, we continue to integrate accounting and operating systems, as well as policies, processes, people, technology and operations for the Company.  In 2012, EchoStar began performing a number of the corporate functions for itself and its subsidiaries, including us that were formerly performed on our behalf by DISH Network Corporation and its subsidiaries (“DISH Network”), pursuant to the management services agreement and the professional services agreement between EchoStar and DISH Network.  Our management continues to evaluate our internal controls over financial reporting as we continue to implement and integrate our own systems and business functions.  Except as discussed above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i)                         pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)                      provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

(iii)                   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B. OTHER INFORMATION

None.

PART III

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2013.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2012.  EchoStar’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012	2011
Audit fees (1)	$1,628,205	$1,216,770
Audit-related fees (2)	119,076	785,682
Total audit and audited related fees	1,747,281	2,002,452
Tax fees	13,404	—
Total fees	$1,760,685	$2,002,452

(1)         Consisted of fees paid by us for the audit of our consolidated financial statements for the years ended December 31, 2012 and 2011 and for other services provided to us during 2012 and 2011, including the review of our quarterly consolidated financial statements and statutory audits of our foreign subsidiaries.

(2)         Consisted of fees for audit of financial statements of certain services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  Fees paid by the Company to KPMG LLP for services rendered in 2012 were pre-approved by EchoStar’s Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
No. 001-33807).

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

Exhibit No.	Description

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

Exhibit No.	Description
2009, Commission File No. 001-33807).

10.29*

Amendment to Form of Satellite Capacity Agreement (Form B) between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.30*

EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***

10.31*

Assignment of Rights Under Launch Service Contract from EchoStar Corporation to DISH Orbital II L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).

10.32*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

10.33*

Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)).***

10. 34*

Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)).***

10.35*

Employment Agreement, dated as of April 23, 2005 by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).**

10.36*

Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 3, 2011 (File No. 001-33040)).**

10.37(H)	First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C.***

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*****

The following materials from the Annual Report on Form 10-K of Hughes Satellite Systems Corporation for the year ended December 31, 2012, filed on February 20, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Shareholder’ Equity, (iv) Consolidated Statements of

Exhibit No.	Description
Cash Flows, and (v) related notes to these financial statements.

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

*****             In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President and Chief Financial Officer

Date: February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 20, 2013
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President and Chief Financial Officer	February 20, 2013
David J. Rayner	(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman and Director	February 20, 2013
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	February 20, 2013
Dean A. Manson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Hughes Satellite Systems Corporation:

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
February 20, 2013

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$136,219	$125,003
Marketable investment securities	42,422	261,082
Trade accounts receivable, net of allowance for doubtful accounts of $14,918 and $16,769, respectively	186,848	171,917
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	36,340	33,128
Advances to affiliates, net	1,999	4,217
Inventory	59,675	47,558
Deferred tax assets	23,451	21,222
Other current assets	37,689	52,917
Total current assets	524,643	717,044
Noncurrent Assets:
Restricted cash and cash equivalents	28,066	23,540
Property and equipment, net of accumulated depreciation of $1,566,776 and $1,281,930, respectively	2,158,891	2,021,905
Regulatory authorizations	562,712	465,658
Goodwill	504,173	516,198
Other intangible assets, net	274,914	341,207
Other investment securities	29,133	22,466
Other noncurrent assets, net	134,005	140,819
Total noncurrent assets	3,691,894	3,531,793
Total assets	$4,216,537	$4,248,837
Liabilities and Shareholder’s Equity
Current Liabilities:
Trade accounts payable	$128,456	$141,933
Trade accounts payable - DISH Network	6,322	10,100
Current portion of long-term debt and capital lease obligations	64,418	63,411
Advances from affiliates, net	64,890	—
Deferred revenue and other	44,585	50,568
Accrued expenses and other	101,422	124,991
Total current liabilities	410,093	391,003
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,420,245	2,464,044
Deferred tax liabilities	266,433	290,287
Advances from affiliates	8,424	—
Long-term deferred revenue and other long-term liabilities	51,431	26,773
Total noncurrent liabilities	2,746,533	2,781,104
Total liabilities	3,156,626	3,172,107
Commitments and Contingencies (Note 13)
Shareholder’s Equity
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,100,276	1,099,506
Accumulated other comprehensive loss	(13,539)	(7,914)
Accumulated deficit	(36,163)	(23,972)
Total HSS shareholder’s equity	1,050,574	1,067,620
Noncontrolling interests	9,337	9,110
Total shareholder’s equity	1,059,911	1,076,730
Total liabilities and shareholder’s equity	$4,216,537	$4,248,837

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Services and other revenue	$941,804	$574,590	$52,643
Services and other revenue - DISH Network	211,560	216,100	208,364
Equipment revenue	255,636	161,313	1,172
Equipment revenue - DISH Network	23,757	600	—
Total revenue	1,432,757	952,603	262,179
Costs and Expenses:
Cost of sales - services and other	480,040	305,652	64,593
Cost of sales - equipment	232,690	128,491	876
Selling, general and administrative expenses (including DISH Network)	222,986	148,386	12,072
Research and development expenses	21,264	11,668	—
Depreciation and amortization	352,367	266,051	95,069
Impairment of assets	22,000	—	—
Total costs and expenses	1,331,347	860,248	172,610
Operating income	101,410	92,355	89,569
Other Income (Expense):
Interest income	2,212	3,759	26
Interest expense, net of amounts capitalized	(153,955)	(88,343)	(23,640)
Hughes Acquisition costs	—	(35,300)	—
Equity in earnings of unconsolidated affiliate	2,540	2,196	196
Other, net	24,672	7,593	1,093
Total other expense, net	(124,531)	(110,095)	(22,325)
Income (loss) before income taxes	(23,121)	(17,740)	67,244
Income tax benefit (provision), net	10,895	3,972	(24,812)
Net income (loss)	(12,226)	(13,768)	42,432
Less: Net income (loss) attributable to noncontrolling interests	(35)	635	—
Net income (loss) attributable to HSS	$(12,191)	$(14,403)	$42,432
Comprehensive Income (Loss):
Net income (loss)	$(12,226)	$(13,768)	$42,432
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,278)	(11,340)	—
Unrealized holding gains on available-for-sale securities and other	10,936	2,222	—
Recognition of previously unrealized gains on available-for-sale securities included in net loss	(13,189)	—	—
Total other comprehensive loss, net of tax	(5,531)	(9,118)	—
Comprehensive income (loss)	(17,757)	(22,886)	42,432
Less: Comprehensive income (loss) attributable to noncontrolling interests	59	(569)	—
Comprehensive income (loss) attributable to HSS	$(17,816)	$(22,317)	$42,432

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(In thousands)

	HSS Shareholder’s Equity (Note 2)
		Accumulated
	Additional	Other		Owner’s
	Paid-In	Comprehensive	Accumulated	Net	Noncontrolling
	Capital	Loss	Deficit	Investment	Interests	Total
Balance, January 1, 2010	$—	$—	$—	$437,580	$—	$437,580
Contributions from owner	—	—	—	274	—	274
Non-cash, stock-based compensation	—	—	—	349	—	349
Other	—	—	—	(2)	—	(2)
Net income	—	—	—	42,432	—	42,432
Balance, December 31, 2010	—	—	—	480,633	—	480,633
Owner’s net investment reclass upon formation of HSS	490,202	—	—	(490,202)	—	—
Contributions from owner	608,852	—	—	—	—	608,852
Non-cash, stock-based compensation	485	—	—	—	—	485
Other	(33)	—	—	—	—	(33)
Acquisition of Hughes Communications	—	—	—	—	9,679	9,679
Comprehensive income (loss):
Net income (loss)	—	—	(23,972)	9,569	635	(13,768)
Foreign currency translation adjustment	—	(10,136)	—	—	(1,204)	(11,340)
Unrealized holding gains on available-for-sale of securities, net	—	2,222	—	—	—	2,222
Balance, December 31, 2011	1,099,506	(7,914)	(23,972)	—	9,110	1,076,730
Non-cash, stock-based compensation	770	—	—	—	—	770
Other	—	—	—	—	168	168
Comprehensive income (loss):
Net loss	—	—	(12,191)	—	(35)	(12,226)
Foreign currency translation adjustment	—	(3,372)	—	—	94	(3,278)
Unrealized holding losses on available-for-sale of securities, net and other	—	(2,253)	—	—	—	(2,253)
Balance, December 31, 2012	$1,100,276	$(13,539)	$(36,163)	$—	$9,337	$1,059,911

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(12,226)	$(13,768)	$42,432
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	352,367	266,051	95,069
Equity in earnings of unconsolidated affiliate	(2,540)	(2,196)	(196)
Amortization of debt issuance costs	5,010	2,768	—
Realized gains on marketable investment securities and other investments	(13,173)	—	—
Impairment of assets	22,000	—	—
Non-cash, stock-based compensation	770	485	349
Deferred tax (benefit) provision	(15,369)	(9,596)	24,812
Other, net	(10,876)	(4,353)	(978)
Change in noncurrent assets and noncurrent liabilities, net	(8,640)	(1,844)	2,437
Changes in current assets and current liabilities:
Trade accounts receivable	(12,656)	(17,930)	(3,635)
Allowance for doubtful accounts	(1,850)	12,044	2,482
Trade accounts receivable - DISH Network	(3,212)	(673)	(5,498)
Inventory	(12,585)	9,984	—
Other current assets	16,350	(10,750)	333
Trade accounts payable	21,125	18,102	1,096
Trade accounts payable - DISH Network	(3,778)	(2,592)	8,703
Accrued expenses and other	(28,136)	(16,903)	121
Net cash flows from operating activities	292,581	228,829	167,527
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(92,727)	(304,863)	—
Sales of marketable investment securities	317,431	510,291	—
Purchases of property and equipment	(411,220)	(275,772)	(120,450)
Acquisition of regulatory authorizations	(98,477)	—	—
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	(2,075,713)	—
Change in restricted cash and cash equivalents	(4,526)	(1,729)	787
Other, net	(12,772)	(5,286)	(528)
Net cash flows from investing activities	(302,291)	(2,153,072)	(120,191)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	(56,525)	(58,079)	(46,849)
Debt issuance costs	(229)	(57,825)	—
Proceeds from issuance of long-term debt	1,641	2,000,000	—
Contributions from parent	—	166,379	274
Advances from affiliates	72,538	—	—
Other	(764)	292	(655)
Net cash flows from financing activities	16,661	2,050,767	(47,230)
Effect of exchange rates on cash and cash equivalents	4,265	(1,627)	—
Net increase in cash and cash equivalents	11,216	124,897	106
Cash and cash equivalents, beginning of period	125,003	106	—
Cash and cash equivalents, end of the period	$136,219	$125,003	$106
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$192,534	$118,476	$41,627
Capitalized interest	$45,058	$38,359	$17,996
Cash received for interest	$6,940	$3,787	$26
Cash paid to EchoStar for income taxes	$1,007	$270	$207
Cash paid for income taxes	$8,198	$3,968	$—
Satellites and other assets financed under capital lease obligations	$24,355	$196,977	$55,873
In-orbit incentive obiligation for EchoStar XVII	$24,950	$—	$—
Reduction of capital lease obligations and associated asset value	$—	$20,214	$39,442
Reduction of capital lease obligations for AMC-16	$12,599	$6,616	$—
Marketable investment securities included in capital contributions	$—	$442,473	$—
Capital expenditures included in accounts payable	$13,325	$11,775	$7,272

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                    Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (together with its subsidiaries, “HSS,” the “Company,” “we,” “us” and/or “our”), is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  See Note 12 for further discussion on the Hughes Acquisition.  Our historical financial statements, prior to June 9, 2011, only reflect the historical consolidated financial position and operating results of EchoStar’s satellite services business and our historical financial statements on and after June 9, 2011 give effect to the Hughes Acquisition.  We currently operate two business segments:

•      Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition See Note 12 for further discussion of the Hughes Acquisition.

•      EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

Note 2.                    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of an investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowance for sales returns/rebates, warranty obligations, self-insurance obligations,

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classification, asset impairments, useful lives of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency.  Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at monthly average rates.  The resulting translation adjustments are recorded in other comprehensive income as “Foreign currency translation adjustments” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities, and transactions into U.S. dollars are recognized in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We occasionally enter into forward exchange contracts to mitigate foreign currency exchange risks related to certain of our assets and liabilities and forecasted transactions.  These forward contracts are not designated as qualified hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of any related foreign currency assets and liabilities.  For the years ended December 31, 2012, 2011 and 2010, the net transactions gains and losses that resulted from the re-measurement of the foreign currency and the related derivative gains and losses were not material in each of the periods presented herein.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2012 and 2011 primarily consisted of money market funds, government bonds, corporate notes and commercial paper.  The cost of these investments approximates their fair value.

Marketable Investment Securities

We classify all marketable investment securities as available for sale, except for certain securities accounted for using the fair value method.  We report our available-for-sale securities at fair value and generally recognize the difference between fair value and amortized cost as unrealized gains and losses in “Unrealized holding gains (losses) on available-for-sale securities and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Declines in the fair value of a marketable investment security which are determined to be other than temporary are recognized in earnings thus establishing a new cost basis for such investment.  Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net”, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Dividend income is recognized on the ex-dividend date.

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary.  Our evaluation consists of reviewing, among other things:

•      the fair value of each security compared to its amortized cost;

•      the length of time and the extent to which the fair value of a security has been lower than amortized cost;

•      the historical volatility of the price of each security; and

•      any market and company specific factors related to each security.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Where the fair value of a debt security has declined below its amortized cost, we consider the decline to be other than temporary if any of the following factors apply:

•      we intend to sell the security,

•      it is more likely than not that we will be required to sell the security before maturity or recovery, or

•      we do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities.

Other Investment Securities — Cost and Equity Method

Generally, we account for our non-marketable equity investments using either the equity method or cost method of accounting.  It is not practicable to regularly estimate the fair value of our equity securities that are not publicly traded.  We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments.  Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants, bankruptcy and changes in business strategy.  When there are indications that an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment in earnings.

Investments in which we own at least 20% of the voting securities or have significant influence are accounted for using the equity method of accounting.  Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reflected in “Equity in earnings (losses) of unconsolidated affiliates” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee.  Dividends received from equity method investees reduce the carrying amount of the investment.

Marketable and Other Investment Securities — Fair Value Method

We may elect the fair value method for certain debt and equity investments in affiliates when we believe that the fair value method of accounting provides more meaningful information to our investors.  Changes in the fair value of these securities are recognized as “Gains on investments accounted for at fair value, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  The fair value of non-marketable convertible debt is determined each reporting period based upon inputs other than quoted market prices that are observable for the debt, either directly or indirectly.  Our fair value analysis on these securities considers, among other things, price of the underlying company stock, changes in the credit market including yield curves and interest rates, and impact of any bankruptcy proceedings.  As of December 31, 2012 and 2011, we had no investments accounted for under the fair value method.

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  We principally use standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year which approximates the FIFO method when cost exceeds net realizable value.  Inventories are adjusted to net realizable value using management’s best estimates of future use.  In making assessments of future use or recovery, management considers the aging and composition of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  The cost of our satellites includes construction costs, including the present value of in-orbit incentives payable to the satellite manufacturer, capitalized interest, and insurance premiums related to the launch.  Depreciation is recorded on a straight-line basis over lives ranging from one to thirty years.  Repair and maintenance costs are charged to expense when incurred.  Renewals and betterments are capitalized.

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset exceeded its undiscounted future net cash flows.  Once an asset is considered impaired, we adjust the value of such asset and recognize the impairment into our earnings.  Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  We consider relevant cash flow, estimated future operating results, trends, and other available information in assessing whether the carrying amount of assets are recoverable.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed.  We do not amortize goodwill, but test goodwill for impairment at least annually unless indicators of impairment exist in interim periods.  Our goodwill was recognized in connection with the Hughes Acquisition and was assigned to reporting units of our Hughes segment (“Hughes goodwill”).  We test Hughes goodwill for impairment in the second fiscal quarter.  There are two steps to the goodwill impairment test.  Step one compares the fair value of a reporting unit with its carrying amount, including goodwill.  We estimated fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value and discount rates.  If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss.  See Note 8 for further discussion of our goodwill impairment testing.

Finite-Lived Intangible Assets

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to twenty years, and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived Intangible Assets

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment at least annually and more frequently when indicators of impairment exist in interim periods.  See Note 8 for further discussion of our indefinite-lived intangible assets impairment testing.  Our indefinite-lived intangible assets consist of FCC authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively “Regulatory authorizations”).  Except for the right to use the 45 degree west longitude orbital location from the Brazilian communications regulatory authority, which is a finite-lived intangible due to a license term of 15 years with more than perfunctory renewal requirements, we have determined that our Regulatory authorizations have indefinite useful lives due to the following:

•      regulatory authorizations are non-depleting assets;

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•      renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative, and legal environment;

•      maintenance expenditures in order to obtain future cash flows are not significant; and

•      we intend to use these assets indefinitely.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the book and tax basis of assets and liabilities.  Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax asset will not be realized in the foreseeable future.

From time to time, we engage in transactions where the income tax consequences may be subject to uncertainty.  We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold.  For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled.  We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels during 2012 or 2011.

As of December 31, 2012 and 2011, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 9 for the fair value of our long-term debt.  As of December 31, 2012 and 2011, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $30 million and $6 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales generally is recognized upon shipment to customers.  Revenues from leasing equipment or services are recognized ratably over the lease period.  Revenues from digital broadcast operations and other services are recognized when the related services are performed.  Upfront fees collected in connection with the service arrangements for customers in our Hughes segment consumer market are deferred and recognized as service revenue over the estimated subscriber life.

In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes.  We offer a rebate to qualifying new consumer subscribers in our Hughes segment and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed.  This estimate is based on historical experience and actual sales during the promotion.

Our Hughes segment has a consumer rental program, under which customers enter into a contract which requires that the customer pay rental and service charges for a minimum term of 24 months, subject to payment of certain termination charges for early cancellation.  Once the initial 24 month term ends, it becomes a month-to-month contract.  Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term.  In October 2012, the Hughes segment entered into a wholesale service agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network. Under this agreement, dishNET has the right, but not the obligation, to purchase certain broadband equipment, market, sell, and distribute Hughes satellite Internet service and we recognize a monthly subscriber wholesale service fee as we provide the service.

In addition to providing standard product and service offerings, our Hughes segment also enters into contracts to design, develop, and deliver complex telecommunication networks to customers in its enterprise and telecom systems markets.  These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period.  Sales under these contracts are recognized using the percentage-of-completion method of accounting.  Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method.  Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion.  Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement.  Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.

We report revenue net of sales taxes imposed on our goods and services in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Equipment and Services

Cost of equipment primarily consists of materials and direct labor costs associated with the procurement and manufacture of our products and indirect overhead incurred in the procurement and production process, including freight and royalties.  Cost of equipment generally is recognized as products are delivered to customers.  Cost of services primarily consists of costs of digital broadcast operations, transponder capacity service agreements, satellite services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the service provided.  Cost of services is recognized as costs are incurred.

Research and Development

Costs incurred in research and development activities are expensed as incurred.

Deferred Subscriber Acquisition Costs (“SAC”)

Deferred SAC is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations as well as hardware upgrades and, in certain cases, the subsidy for the cost of hardware and installation services provided to customers at the inception of service as well as hardware upgrade.  SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the contractual term, as the related service revenue is earned.  We monitor the recoverability of SAC and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.

Capitalized Software Costs

Software development costs for internal and external use are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and external use capitalized software costs are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  Software program reviews for external use capitalized software costs are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs have been impaired and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of December 31, 2012 and 2011, we had $15.9 million and $6.0 million, respectively, of external capitalized software costs.  For the years ended December 31, 2012 and 2011, we recorded $0.3 million and minimal, respectively, of amortization expense relating to our capitalized software costs.  We did not record any amortization of capitalized software cost in 2010.

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  For the years ended December 31, 2012, 2011 and 2010, we incurred $41 million, $21 million and minimal, respectively, of advertising expense.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 amending accounting related to goodwill impairment testing.  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for impairment tests performed for fiscal years beginning after December 15, 2011.  We have not applied the optional requirements of ASU 2011-08 in our goodwill impairment testing.

In July 2012, the FASB issued ASU 2012-02 amending accounting standards related to impairment testing for indefinite-lived intangible assets other than goodwill.  ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets.  An entity that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We have not applied the optional requirements of ASU 2012-02 in our indefinite-lived intangible assets impairment testing.

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

Note 4.                    Investment Securities

Our marketable investment securities and other investment securities consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$33,035	$159,779
VRDNs	6,860	61,795
Strategic	—	6,426
Other	2,527	33,082
Total marketable investment securities—current	42,422	261,082
Other investment securities—noncurrent:
Cost method	17,074	15,557
Equity method	12,059	6,909
Total other investment securities—noncurrent	29,133	22,466
Total marketable and other investment securities	$71,555	$283,548

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industry securities.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Strategic

From time to time, we may acquire strategic investments in marketable equity securities.  As of December 31, 2011, our strategic investment portfolio consisted of shares of common stock of a single public company issuer with a carrying amount (at fair value) of $6.4 million and a cost basis of $3.2 million.  As a result of a merger agreement associated with the issuer of the equity securities, we received $16.2 million in August 2012 in exchange for our ownership of the shares of common stock.  As a result, we recognized a $13 million of gain on sale of our investment in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.  As of December 31, 2012, we held no strategic marketable investment securities.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including government bonds.

Other Investment Securities - Noncurrent

We have strategic investments in equity securities of certain privately held companies that are accounted for using either the equity or the cost method of accounting.  Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

				Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of December 31, 2012
Debt securities:
Corporate bonds	$33,033	$21	$(19)	$33,035
VRDNs	6,860	—	—	6,860
Other	2,526	1	—	2,527
Total marketable investment securities	$42,419	$22	$(19)	$42,422
As of December 31, 2011
Debt securities:
Corporate bonds	$160,808	$63	$(1,092)	$159,779
VRDNs	61,795	—	—	61,795
Other	33,085	5	(8)	33,082
Equity security - strategic	3,172	3,254	—	6,426
Total marketable investment securities	$258,860	$3,322	$(1,100)	$261,082

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2012, we had debt securities of $36 million with contractual maturities of one year or less and $6 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale debt securities have been in an unrealized loss position. We do not intend to sell these debt securities before they recover or mature, and it is more likely than not that we will hold these debt securities until they recover or mature. In addition, we are not aware of any specific factors indicating that the underlying issuers of these debt securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these debt securities are primarily related to temporary market fluctuations.

	As of December 31,
	2012		2011
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$18,253	$(19)	$154,892	$(1,100)
Total	$18,253	$(19)	$154,892	$(1,100)

Fair Value Measurements

Our current marketable investment securities were measured at fair value on a recurring basis as summarized in the table below.  As of December 31, 2012 and 2011, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2012			2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$25,678	$598	$25,080	$71,940	$110	$71,830
Debt securities:
Corporate bonds	$33,035	$—	$33,035	$159,779	$—	$159,779
VRDNs	6,860	—	6,860	61,795	—	61,795
Other	2,527	—	2,527	33,082	—	33,082
Equity security - strategic	—	—	—	6,426	6,426	—
Total marketable investment securities	$42,422	$—	$42,422	$261,082	$6,426	$254,656

Note 5.       Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Trade accounts receivable	$161,962	$161,016
Contracts in process	39,804	27,670
Total trade accounts receivable	201,766	188,686
Allowance for doubtful accounts	(14,918)	(16,769)
Total trade accounts receivable, net	$186,848	$171,917

As of December 31, 2012 and 2011, advances and progress billings offset against contracts in process amounted to $5 million and $12 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6.                    Inventory

Our inventory consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Finished goods	$46,060	$33,574
Work-in process	4,927	7,315
Raw materials	8,688	6,669
Total inventory	$59,675	$47,558

Note 7.               Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2012	2011
		(In thousands)
Land	—	11,383	$11,388
Buildings and improvements	1 - 30	69,509	59,884
Furniture, fixtures, equipment and other	1 - 12	252,928	142,689
Customer rental equipment	1 - 5	251,707	158,371
Satellites:
EchoStar III - fully depreciated	N/A	234,083	234,083
EchoStar IV - fully depreciated	N/A	78,511	78,511
EchoStar VI - fully depreciated	N/A	244,305	244,305
EchoStar VIII	12	175,801	175,801
EchoStar IX	12	127,376	127,376
EchoStar XII	10	190,051	190,051
EchoStar XVII	15	503,941	—
SPACEWAY 3	12	286,707	286,707
Satellites acquired under capital leases	10 - 15	935,104	906,526
Construction in progress	—	364,261	688,143
Total property and equipment		3,725,667	3,303,835
Accumulated depreciation		(1,566,776)	(1,281,930)
Property and equipment, net		$2,158,891	$2,021,905

As of December 31, 2012 and 2011, accumulated depreciation included accumulated depreciation of satellites acquired under capital leases of $362 million and $302 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Construction in progress” consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$345,090	$232,364
EchoStar XVII	—	365,721
Other	6,500	17,323
Uplinking equipment	3,242	59,185
Other	9,429	13,550
Construction in progress	$364,261	$688,143

For the years ended December 31, 2012, 2011 and 2010, we recorded $45 million, $38 million and $18 million, respectively, of capitalized interest related to our satellites under construction.

Depreciation expense of our property and equipment consisted of the following:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Satellites	$150,034	$112,026	$92,875
Furniture, fixtures, equipment and other	130,810	71,804	2,190
Buildings and improvements	4,710	2,470	—
Total depreciation expense	$285,554	$186,300	$95,065

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $60 million, $34 million and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our depreciation expense increased in 2011 and 2012 as a result of the Hughes Acquisition.  See Note 12 for further discussion.

Satellites

As of December 31, 2012, we utilized 11 of our 12 owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Information for our satellite fleet is presented below.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (4)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar III (1)(2)	ESS	October 1997	61.5	12
EchoStar VI (1)	ESS	July 2000	77	12
EchoStar VIII (1)	ESS	August 2002	77	12
EchoStar IX (1)	ESS	August 2003	121	12
EchoStar XII (1)(5)	ESS	July 2003	61.5	10
EchoStar XVI (1)	ESS	November 2012	61.5	15

Leased from Other Third Parties (3):
AMC- 15	ESS	December 2004	105	10
AMC-16	ESS	January 2005	85	10
Nimiq 5 (1)	ESS	September 2009	72.7	15
QuetzSat-1 (1)	ESS	September 2011	77	10

(1)               See Note 16 for further discussion of our transactions with DISH Network.

(2)               Fully depreciated and currently an in-orbit spare.

(3)               These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

(4)               Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.

(5)               Depreciable life represents the remaining useful life as of the date EchoStar XII was acquired from a third party in 2005.

Recent Developments

In July 2012, we successfully launched EchoStar XVII, our next-generation, geostationary high throughput satellite that employs a multi-spot beam and “bent pipe” Ka-band architecture.  We introduced HughesNet Gen4 broadband Internet services to our customers in North America in October 2012 utilizing EchoStar XVII.

In November 2012, we successfully launched our EchoStar XVI satellite, a direct broadcast satellite.  EchoStar XVI is fully leased to DISH Network for the delivery of DTH broadcast services to DISH customers in the United States.  We expect to provide service on EchoStar XVI in the first quarter of 2013.

In 2008, we entered into a transponder service agreement with SES Latin America S.A. (“SES”) to lease all of the capacity on QuetzSat-1.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease certain transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013.  See Note 16 for further discussion of our agreement with DISH Network relating to QuetzSat-1.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; and therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  Satellite anomalies with respect to certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”) at approximately 120 watts per channel, switchable to 16 transponders operating at over 230 watts per channel, and was equipped with a total of 44 traveling wave tube amplifiers (“TWTAs”) to provide redundancy.  As a result of TWTA failures in previous years, including the most recent failures in February 2013, only 8 transponders are currently available for use.  Although these failures have impacted the commercial operation of the satellite, EchoStar III was fully depreciated in 2009.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar VI.  EchoStar VI was designed to meet a minimum 12-year useful life.  Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, the solar array anomalies in 2010 impacted the commercial operation of the satellite.  EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft.  The anomalies in 2012 did not impact current commercial operation or the estimated useful life of the satellite.  However, there can be no assurance that these anomalies or any future anomalies will not reduce its useful life or impact its commercial operation.  EchoStar VI was fully depreciated in August 2012.

EchoStar VIII.  EchoStar VIII was designed to operate 32 DBS transponders in the continental U.S. at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel.  EchoStar VIII was also designed with spot-beam technology.  Prior to 2012, EchoStar VIII experienced several anomalies.  In January 2011, EchoStar VIII experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service and one of the two on-board computers used to control the satellite to fail.  None of these anomalies has impacted the commercial operation or estimated useful life of the satellite.  However, if the remaining on-board computer fails, the commercial operation of the satellite would cease and result in a complete loss of the satellite.

EchoStar XII.  EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs.  We currently operate EchoStar XII in spot beam mode.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An investigation of the anomalies is continuing.  Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII.

Leased Satellites

EchoStar I.  Prior to 2012, we leased EchoStar I from DISH Network.  During the first quarter of 2012, EchoStar I experienced a communications receiver anomaly, which had no impact on the commercial operation of the satellite.  Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

AMC-15.  AMC-15, a fixed satellite services (“FSS”) satellite, commenced commercial operation during January 2005.  AMC-15 is equipped with 24 Ku FSS transponders that operate at approximately 120 watts per channel and a Ka FSS payload consisting of 12 spot beams.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity, which results in corresponding reductions in the related capital lease obligation and the carrying amount of the satellite.  During 2011, AMC-15 experienced solar-power anomalies, which caused a partial power loss that reduced its capacity.  As a result, the monthly recurring payment was reduced and the capital lease obligation and carrying amount of the satellite were each decreased by $20 million.  There can be no assurance that these anomalies or any future anomalies will not reduce AMC-15’s useful life or further impact its commercial operations.

AMC-16.  AMC-16, an FSS satellite, commenced commercial operation during February 2005.  AMC-16 is equipped with 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams.  Pursuant to the satellite services agreement, we are entitled to a reduction of our monthly recurring payment in the event of a partial loss of satellite capacity.  During 2010, AMC-16 experienced a solar-power anomaly, which caused a partial power loss that reduced its capacity.  As a result, the capital lease obligation and the carrying amount of the satellite were each decreased by $39 million.  As a result of prior period adjustments associated with satellite anomalies and depreciation expense recognized on the satellite, the net carrying amount of AMC-16 had been reduced to zero as of December 31, 2010.  In 2011 and in 2012, the monthly recurring payment for AMC-16 was further reduced due to the 2010 anomaly and additional solar power anomalies in 2012, resulting in reductions in the capital lease obligation of $7 million and $13 million, respectively.  Because the carrying amount of AMC-16 had been reduced to zero in 2010, these 2011 and 2012 adjustments to the capital lease obligation were recognized as gains in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). There can be no assurance that these anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

Note 8.                   Goodwill, Regulatory Authorizations, and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill.  Goodwill is assigned to reporting units of our operating segments and is subject to our annual impairment testing and more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount.  Changes in the carrying amount of our goodwill for the years ended December 31, 2012 and 2011 are as follows:

Amount
(In thousands)
Balance as of December 31, 2011	$516,198
Deferred tax adjustment	(12,025)
Balance as of December 31, 2012	$504,173

As of December 31, 2012, our goodwill was derived from the Hughes Acquisition.  In connection with our final purchase price allocation of the Hughes Acquisition, we made adjustments to increase the deferred tax assets and deferred tax liabilities in the aggregate by $12 million with a corresponding adjustment to goodwill in the first quarter of 2012.  During the second quarter of 2012, we performed step one of our annual two-step test of impairment of Hughes goodwill.  Step one involves a comparison of the estimated fair value of each reporting unit with its carrying amount, including goodwill.  We estimated the fair value of the reporting units using discounted cash flow techniques, which included significant assumptions about prospective financial information, terminal value, and discount rates.  Based on this quantitative test, we determined that the estimated fair values of the Hughes reporting units were in excess of the corresponding carrying amounts, including goodwill.  Accordingly, we concluded that Hughes goodwill was not impaired and it was not necessary to perform step two of the two-step goodwill impairment test.

Regulatory Authorizations

Regulatory authorizations consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Indefinite lives	$491,657	$465,658
Finite lives	71,055	—
Total regulatory authorizations	$562,712	$465,658

The majority of our regulatory authorizations have indefinite useful lives as these authorizations can be renewed based on standard procedures and minimal costs.  In May 2012, we acquired the right to use the 45 degree west longitude orbital location from ANATEL, the Brazilian communications regulatory authority (the “Brazil authorization”).  The Brazil authorization will be amortized on a straight-line basis over the remainder of its 15-year license term when it is placed into service.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Intangible Assets

Our intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of December 31,
	Average	2012			2011
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(90,289)	$180,011	$270,300	$(52,556)	$217,744
Contract-based	4	64,800	(37,930)	26,870	64,800	(20,602)	44,198
Technology-based	6	51,417	(13,577)	37,840	51,417	(5,007)	46,410
Trademark portfolio	20	29,700	(2,351)	27,349	29,700	(866)	28,834
Favorable leases	4	4,707	(1,863)	2,844	4,707	(686)	4,021
Total other intangible assets		$420,924	$(146,010)	$274,914	$420,924	$(79,717)	$341,207

Customer relationships are amortized predominantly in relation to the estimated discounted cash flows over the life of the intangible.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For the years ended December 31, 2012, 2011 and 2010, amortization expense was $67 million, $80 million and minimal, respectively.

Future Amortization

As of December 31, 2012, our estimated future amortization of intangible assets was as follows:

Amount (1)
(In thousands)
For the Years Ending December 31,
2013	$44,722
2014	54,517
2015	44,460
2016	35,674
2017	36,959
Thereafter	58,582
Total	$274,914

(1)         Amount does not include estimated amortization on the Brazil authorization as it is not yet placed into service.

Impairment of Intangible Assets

In connection with the Hughes Acquisition, we acquired contractual rights to receive $44 million in cash discounts on future launch services (“Credits”) and assigned an estimated fair value of $22 million to the Credits on the acquisition date, which was recorded in “Other noncurrent assets, net.”  In November 2012, EchoStar entered into an agreement for alternative launch services and determined that the potential to realize value from the Credits was less than previously estimated.  Based on an updated fair value estimate using unobservable inputs that considered factors such as the viability of the launch services provider and marketability of the Credits we recognized a $22 million impairment loss to reduce the carrying amount of the Credits to their estimated fair value of approximately zero as of December 31, 2012.

Note 9.                    Debt and Capital Lease Obligations

As of December 31, 2012 and 2011, our debt primarily consisted of our Senior Secured Notes and Senior Notes, as defined below and which were registered with the Securities and Exchange Commission in January 2012 (collectively, the “Notes”), and our capital lease obligations.  The following table summarizes the carrying amount and fair values of our debt:

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		As of December 31,
		2012		2011
	Interest	Carrying		Carrying
	Rates	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Senior Secured Notes	6.500%	$1,100,000	$1,210,000	$1,100,000	$1,138,500
Senior Notes	7.625%	900,000	1,026,450	900,000	936,000
Other	5.50 - 15.75%	1,902	1,902	858	858
Subtotal		2,001,902	$2,238,352	2,000,858	$2,075,358
Capital lease obligations (1)		482,761		526,597
Total debt and capital lease obligations		2,484,663		2,527,455
Less: Current portion		(64,418)		(63,411)
Long-term portion of debt and capital lease obligations		$2,420,245		$2,464,044

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

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, we may also redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.  In addition, prior to June 15, 2015, we may redeem up to 10% of the outstanding Senior Secured Notes per year at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In the event of a change of control, as defined in the Secured Indenture, we would be required to make an offer to repurchase all or any part of a holder’s Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As discussed above, we and certain of our subsidiaries have granted a first priority security interest in substantially all of our assets, subject to certain exceptions and permitted liens, in connection with the issuance of $1.1 billion aggregate principal amount of its Senior Secured Notes.

7 5/8% Senior Notes due 2021

On June 1, 2011, we issued $900 million aggregate principal amount of its 7 5/8% Senior Notes (the “Senior Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “Unsecured Indenture”).  The Senior Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a “make-whole” premium, as defined in the Unsecured Indenture, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2014, we may also redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.625% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debt Issuance Costs

In connection with the issuance of the Notes, we incurred $58 million of debt issuance costs, which are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.  For the years ended December 31, 2012, 2011 and 2010, we amortized $5 million, $3 million and zero of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 7).  These agreements require monthly recurring payments, which include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance.  The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity.  Certain of these agreements provide for extension of the initial lease term at our option.  The effective interest rates for our satellite capital lease obligations range from 7.78% to 10.97%, with a weighted average of 9.35% as of December 31, 2012.  As discussed in Note 16, we have subleased transponders on certain of our leased satellites to DISH Network.

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

Nimiq 5.  Nimiq 5 was launched in September 2009 and commenced commercial operation at the 72.7 degree west longitude orbital location in October 2009, where it provides additional high-powered capacity to our satellite fleet. The lease is renewable by us on a month-to-month basis following the initial 15-year term.

QuetzSat-1.  In 2008, we entered into a ten-year satellite service agreement with SES to lease all of the capacity on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  We commenced payments under our agreement with SES upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location.  In 2008, we also entered into an agreement with DISH Network pursuant to which DISH Network has agreed to lease certain of the DBS

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

transponders on QuetzSat-1 from us when it is placed into commercial operation at the 77 degree west longitude orbital location, which occurred in January 2013.  See Note 16 for further discussion on our agreement with DISH Network relating to QuetzSat-1.

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2012, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2013	$145,640
2014	153,488
2015	87,899
2016	87,682
2017	87,711
Thereafter	514,015
Total minimum lease payments	1,076,435
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(313,000)
Net minimum lease payments	763,435
Less: Amount representing interest	(280,674)
Present value of net minimum lease payments	482,761
Less: Current portion	(62,806)
Long-term portion of capital lease obligations	$419,955

For the years ended December 31, 2012, 2011 and 2010, we received sublease rental income of approximately $79 million, $62 million and $52 million, respectively.  As of December 31, 2012, our future minimum sublease rental income was $1.155 billion relating to our satellites.  See “Nimiq 5 Agreement” and “QuetzSat-1 Agreement” in Note 16 for further discussion on our lease agreements with DISH Network.

Note 10.             Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$(41,384)	$(35,509)	$67,434
Foreign	18,263	17,769	(190)
Total income (loss) before income taxes	$(23,121)	$(17,740)	$67,244

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current benefit (provision):
Federal	$2,075	$—	$—
State	(211)	(1,403)	—
Foreign	(6,338)	(4,221)	—
Total current provision	(4,474)	(5,624)	—
Deferred benefit (provision):
Federal	15,709	8,677	(23,033)
State	(270)	919	(1,779)
Foreign	(70)	—	—
Total deferred benefit (provision)	15,369	9,596	(24,812)
Total income tax benefit (provision), net	$10,895	$3,972	$(24,812)

The actual tax provisions for the years ended December 31, 2012, 2011 and 2010 reconcile to the amounts computed by applying the statutory federal tax rate to income before income taxes as shown below:

	For the Years Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal effect	(7.7)%	(1.8)%	(1.7)%
Permanent differences	(5.2)%	(16.9)%	—
Decrease in valuation allowance	22.1%	3.6%	—
Stock option compensation	—	—	(0.1)%
Other	2.9%	2.5%	(0.1)%
Total income tax benefit (provision), net	47.1%	22.4%	(36.9)%

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$541,708	$203,794
Unrealized loss on investments, net	6,939	—
Accrued expenses	20,244	22,598
Stock-based compensation	5,766	8,367
Other assets	3,073	—
Total deferred tax assets	577,730	234,759
Valuation allowance	(22,907)	(1,693)
Deferred tax assets after valuation allowance	554,823	233,066

Deferred tax liabilities:
Depreciation and amortization	(794,610)	(492,328)
Unrealized gain on investments, net	—	(1,977)
Other liabilities	(1,705)	(7,826)
Total deferred tax liabilities	(796,315)	(502,131)
Total net deferred tax liabilities	$(241,492)	$(269,065)

Current portion of net deferred tax assets	$23,451	$21,222
Noncurrent portion of net deferred tax liabilities	(264,943)	(290,287)
Total net deferred tax liabilities	$(241,492)	$(269,065)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $23 million and $2 million as of December 31, 2012 and 2011, respectively.  The change in the valuation allowance primarily relates to an increase in realized and unrealized losses that are capital in nature and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  Net operating loss carryforwards for tax purposes were $1.438 billion as of December 31, 2012.  A substantial portion of these operating loss carryforwards will begin to expire in 2020.  Tax credits available to offset future tax liabilities are $9.3 million as of December 31, 2012.  A substantial portion of these tax credits will begin to expire in 2026.

As of December 31, 2012, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax.  As of December 31, 2012, EchoStar is currently under a U.S. federal income tax examination for fiscal year 2008.  We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions where we have insignificant operations.  We generally are open to income tax examination in these foreign jurisdictions in taxable years beginning in 2003.  As of December 31, 2012, we have no on-going significant current income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2012	2011	2010
	(In thousands)
Balance as of beginning of period	$20,032	$16,066	$13,373
Additions based on tax positions related to the current year	—	3,119	—
Additions based on tax positions related to prior years	376	1,721	2,693
Reductions based on tax positions related to prior years	(341)	(874)	—
Reductions based on tax settlements	(16,587)	—	—
Balance as of end of period	$3,480	$20,032	$16,066

As of December 31, 2012, we had $3.5 million of unrecognized income tax benefits, of which $0.1 million, if recognized, would affect our effective tax rate.  As of December 31, 2011, we had $20 million of unrecognized income tax benefits, of which $0.3 million, if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

Our policy related to interest and penalties for uncertain tax positions is to record them as a component of income tax expense in the accompanying statement of operations.  During 2012, 2011 and 2010, we recorded an insignificant amount of interest and penalties as a component of income tax expense on the accompanying statements of operations.

Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances.  However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.  In

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

such an event, we will record additional income tax provision or income tax benefit in the period in which such resolution occurs.

Note 11.             Employee Benefit Plans

Employee Stock Purchase Plan

Our eligible employees can participate in EchoStar’s employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue 2.5 million shares of Class A common stock.  As of December 31, 2012, EchoStar had 1.7 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  Employee purchases of Class A common stock through the ESPP were insignificant for each of the years ended December 31, 2012, 2011 and 2010.

401(k) Employee Savings Plans

During 2011 and 2012, we had two 401(k) employee savings plans; one for eligible employees of Hughes Communications which was in place prior to the Hughes Acquisition (the “Hughes 401(k) Plan”) and one for all of our other eligible employees (the “EchoStar 401(k) Plan”).

Under the EchoStar 401(k) Plan, eligible employees may contribute up to 50% of their compensation on a pre-tax basis, subject to the Internal Revenue Service (“IRS”) limit of $17,000 in 2012.  Employee contributions were immediately vested.  We matched 50% of employee contributions to the EchoStar 401(k) Plan up to $1,500 per employee.  Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the EchoStar 401(k) Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.  Matching contributions under the EchoStar 401(k) Plan are 100% vested after an eligible employee has completed five years of service from the date of the contribution.  During each of the years ended December 31, 2012, 2011 and 2010, our matching contributions and discretionary stock contributions to the 401(k) Plan were minimal.

Under the Hughes 401(k) Plan, eligible employees may contribute up to 25% (16% for highly compensated employees) of their compensation on a pre-tax basis, subject to the IRS limit.  Employee contributions were immediately vested.  We matched 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation to the Hughes 401(k) Plan.  Matching contributions are 100% vested after eligible employees have completed three years of service.  For the years ended December 31, 2012 and 2011, we recognized $7 million and $3 million of matching contributions, respectively, to the Hughes 401(k) Plan.  We did not recognize any matching contribution in 2010 to the Hughes 401(k) Plan as the Hughes Acquisition was not completed until June 2011.

Beginning January 1, 2013, we have one 401(k) employee saving plan for all of our eligible employees.

Note 12.             Acquisition

Hughes Communications

On June 8, 2011, EchoStar completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the “Hughes Agreement”) by and between certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc.  Pursuant to the Hughes Agreement, 100% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Communications, Inc. was repaid.  The funding of the Hughes Acquisition was supported by the issuance of the Notes.  See Note 9 for further discussion.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award.  As of December 31, 2012, our maximum liability for these unvested stock awards of Hughes Communications, Inc. was approximately $16 million, which is payable based on the original vesting terms of the stock award.  Of the $16 million, $12 million was accrued as of December 31, 2012, the remainder of which will be recognized over the remaining vesting period associated with the original stock award, the last of which expires in 2014.

Hughes Communications is a global leader in broadband satellite technologies and services and a leading provider of managed network services.  Together with Hughes Communications, we have an extensive fleet of owned and leased satellites, experienced personnel and communications facilities around the world.  The Hughes Acquisition significantly expands our ability to provide new video and data products and solutions.

The Hughes Acquisition was accounted for as a business combination.  The aggregate purchase price for the acquisition was assigned to the acquired assets and liabilities, as follows:

Amount
(In thousands)
Cash	$98,900
Marketable investment securities	22,148
Other current assets	282,471
Property and equipment	930,426
Goodwill (non-deductible)	504,173
Other intangibles assets	420,907
Regulatory authorizations	400,000
Other noncurrent assets	61,463
Current liabilities	(293,029)
Deferred tax liabilities	(220,928)
Long-term liabilities	(22,239)
Noncontrolling interests	(9,679)
Total purchase price	$2,174,613

During 2011, in connection with the Hughes Acquisition, we incurred $35 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.  These costs are included in “Hughes Acquisition costs” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following unaudited pro forma consolidated operating results for the years ended December 31, 2011 and 2010 give effect to the Hughes Acquisition as if it occurred on January 1, 2010.  These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity.  The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	For the Years Ended December 31,
Supplemental pro forma financial information (Unaudited)	2011	2010
	(In thousands)
Total revenue	$1,417,892	$1,299,788
Net income (loss) attributable to HSS	$3,540	$(52,344)

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 14 for further discussion.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 13.             Commitments and Contingencies

Commitments

As of December 31, 2012, estimated future payments of our contractual obligations are summarized as follows:

	Payments due by year
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Long-term debt obligations	$2,001,902	$1,612	$158	$124	$8	$—	$2,000,000
Capital lease obligations	482,761	62,806	72,080	26,269	29,095	32,472	260,039
Interest expense on long-term debt and capital lease obligations	1,329,269	186,412	183,522	175,521	172,704	169,569	441,541
Satellite-related obligations	905,399	202,241	203,748	168,908	49,494	40,641	240,367
Operating lease obligations	53,779	13,164	11,830	9,860	5,982	4,840	8,103
Purchase and other obligations	1,490	861	629	—	—	—	—
Payments in connection with Hughes Acquisition	15,770	11,189	4,581	—	—	—	—
Total	$4,790,370	$478,285	$476,548	$380,682	$257,283	$247,522	$2,950,050

“Satellite-related obligations” primarily includes, among other things, costs for our capital lease satellites, transponder agreements and in-orbit incentives relating to EchoStar XVI and EchoStar XVII, which were launched in the second half of 2012.

The table above does not include $0.1 million of liabilities associated with unrecognized tax positions that were accrued as of December 31, 2012 and are included on our Consolidated Balance Sheets.  We do not expect any portion of this amount to be paid or settled within the next 12 months.

In certain circumstances, the dates on which we are obligated to make these payments could be delayed.  These amounts will increase to the extent we procure insurance for our satellites or contract for the construction, launch or lease of additional satellites.

Rent Expense

For the years ended December 31, 2012, 2011 and 2010, we recorded $27 million, $33 million and $21 million, respectively, of operating leases expense.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against our wholly-owned subsidiary, Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirectly wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development LLC (“TQP”) filed suit against Hughes Network Systems, LLC. in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims which arise in the ordinary course of our business.  In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Note 14.             Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) (“CODM”) of an enterprise.  Under this definition, we operate two primary business segments.

•      Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  Hughes became a new segment as a result of the Hughes Acquisition.

•      EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  During the years ended December 31, 2012, 2011 and 2010, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income before income taxes” in our Consolidated Statements of Operations and Comprehensive Income (Loss):

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		EchoStar	All
		Satellite	Other and	Consolidated
Year Ended December 31,	Hughes	Services	Eliminations	Total
	(In thousands)
2012
Total revenue	$1,158,714	$277,985	$(3,942)	$1,432,757
Capital expenditures	$292,222	$118,998	$—	$411,220
EBITDA	$265,755	$212,549	$2,720	$481,024
2011
Total revenue	$676,222	$276,819	$(438)	$952,603
Capital expenditures	$156,768	$119,004	$—	$275,772
EBITDA	$167,100	$198,262	$(33,102)	$332,260
2010
Total revenue	$—	$262,179	$—	$262,179
Capital expenditures	$—	$120,450	$—	$120,450
EBITDA	$—	$185,927	$—	$185,927

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
EBITDA	$481,024	$332,260	$185,927
Interest expense, net	(151,743)	(84,584)	(23,614)
Depreciation and amortization	(352,367)	(266,051)	(95,069)
Net income (loss) attributable to noncontrolling interests	(35)	635	—
Income (loss) before income taxes	$(23,121)	$(17,740)	$67,244

Geographic Information and Transactions with Major Customer

Geographic Information.  Revenues are attributed to geographic regions based upon the location where the goods and services are provided.  North America revenue includes transactions with North America customers.  All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America, and the Middle East.  The following table summarizes total long-lived assets and revenue attributed to the North America and other foreign locations.

	As of December 31,
Long-lived assets:	2012	2011
	(In thousands)
North America:
United States	$3,402,059	$3,321,617
Other	40	3
All other	98,592	23,348
Total long-lived assets	$3,500,691	$3,344,968

	For the Years Ended December 31,
Revenue:	2012	2011	2010
	(In thousands)
North America:
United States	$1,117,969	$769,553	$253,659
Other	70,671	26,630	8,520
All other	244,117	156,420	—
Total revenue	$1,432,757	$952,603	$262,179

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions with Major Customer.  For the years ended December 31, 2012, 2011 and 2010, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$34,017	$1,854	$—
EchoStar Satellite Services segment	201,300	214,846	208,364
Total DISH Network	235,317	216,700	208,364
All other	1,197,440	735,903	53,815
Total revenue	$1,432,757	$952,603	$262,179
Percentage of total revenue:
DISH Network	16.4%	22.7%	79.5%
All other	83.6%	77.3%	20.5%

Note 15.             Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2012:
Total revenue	$347,337	$352,879	$350,774	$381,767
Operating income	$34,578	$32,354	$26,092	$8,386
Net income (loss)	$(1,134)	$397	$15,375	$(26,864)
Net income (loss) attributable to HSS	$(1,047)	$629	$15,660	$(27,433)
Year ended December 31, 2011:
Total revenue	$67,904	$151,517	$356,352	$376,830
Operating income	$21,175	$32,313	$11,462	$27,405
Net income (loss)	$11,483	$(7,393)	$(12,051)	$(5,807)
Net income (loss) attributable to HSS	$11,483	$(7,480)	$(12,321)	$(6,085)

Our operating results for the quarter ended December 31, 2012 included a $22 million impairment of a contract credit for launch services.

Note 16.             Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expenses for these services of $9 million, $8 million and $5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In April 2012, HNS Americas Comunicacoes LTDA (the “Hughes Brazil”), a wholly-own subsidiary of Hughes Communication, entered into a U.S. dollar denominated loan agreement with EchoStar  pursuant to which EchoStar loaned Hughes Brazil approximately $8.1 million (the “EchoStar Loan”). The EchoStar Loan matures in April 2017.  Interest is accrued at the rate of 1 year LIBOR, as adjusted on a quarterly basis, plus 1% and is payable quarterly

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

in cash or capitalized into the outstanding principal amount.  In addition, in August 2012, Hughes Brazil entered into a Reais denominated loan agreement with EchoStar do Brazil Participacoes LTDA. (the “EchoStar Brazil”), a wholly-own subsidiary of EchoStar, pursuant to which EchoStar Brazil loaned Hughes Brazil approximately $64.4 million (the “Brazil Loan”). The Brazil Loan matures in March 2013.  Interest is accrued at the rate of 1 year LIBOR, as adjusted on a quarterly basis, plus 1% per annum and is payable together with the principal amount.  As of December 31, 2012, we have aggregate outstanding loan balances of $73 million, including interest accruals, for the EchoStar Loan and the Brazil Loan included in “Advances from affiliates, net” on our Consolidated Balance Sheets.

DISH Network

In connection with and following the Spin-off, EchoStar and DISH Network have operated as separate public companies and DISH Network has no ownership interest in EchoStar or us.  However, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, or by certain trusts established by Mr. Ergen for the benefit of his family.

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

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with EchoStar to lease all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  We expect to provide service on EchoStar XVI in the first quarter of 2013. There can be no assurance that any options to renew this agreement will be exercised.  DISH Network began making lease payments for satellite capacity to us on EchoStar XVI in January 2013.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The FCC has granted us a temporary authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital right which varies depending on the number of frequencies being used by EchoStar XV.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which they lease from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease 24 of the DBS transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we will sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on QuetzSat-1 satellite in February 2013 and continuing through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  In connection with the Spin-off, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provided TT&C services to DISH Network for a period that ended on January 1, 2012 (the “Prior TT&C Agreement”).  The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin.  DISH Network was able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

On January 1, 2012, we entered into a new TT&C agreement pursuant to which we will continue to provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

material terms of the 2012 TT&C Agreement are substantially the same as the material terms of the Prior TT&C Agreement, except that the fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee; or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Communications provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes Communications pursuant to which Blockbuster may continue to purchase broadband products and services from the Hughes segment.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

Radio Access Network Agreement.  On November 29, 2012, Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, entered into an agreement with Dish Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by DISH Network at any time for convenience.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays Hughes Communications a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of Hughes service. The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

“General and administrative expenses — DISH Network”

Management Services Agreement.  EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network makes certain of its officers available to provide services (which are primarily accounting services) to us and EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  EchoStar makes payments to DISH Network based upon an allocable portion

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations are based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us and EchoStar under the Management Services Agreement.  EchoStar also reimburses DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us and EchoStar.  EchoStar and DISH Network evaluate all charges for reasonableness at least annually and make any adjustments to these charges as EchoStar and DISH Network mutually agreed upon.  A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.”

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by us at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to us, following certain changes in control.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement and other support services).  A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.” The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  Since the Spin-off, EchoStar entered into certain satellite capacity agreements pursuant to which, it acquires certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network.  The fee for the services provided under these satellite capacity agreements depends, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each of satellite capacity agreements is set forth below:

D-1.  During 2012, HNS entered into a satellite capacity agreement pursuant to which HNS acquired certain satellite capacity from DISH Network on the D-1 satellite.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.

EchoStar I.  During 2009, EchoStar entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  Effective as of July 1, 2012, EchoStar and DISH Network mutually agreed to terminate this satellite capacity agreement.  For the years ended December 31, 2012, 2011 and 2010, the amount of those fees included in “Cost of sales — services and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $8 million, $22 million and $19 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2013, and renews for four successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2012.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our consolidated financial statements.  During the years ended December 31, 2012, 2011 and 2010, Hughes Systique provided $0.7 million, $0.2 million and zero, respectively, of software development services to EchoStar.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home (“DTH”) satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity to Dish Mexico.  We recognized $13 million, $9 million and $9 million for the years ended December 31, 2012, 2011 and 2010, respectively, of satellite services revenue from Dish Mexico.  As of December 31, 2012 and 2011, our accounts receivable balance due from Dish Mexico was $3 million and $1 million, respectively.

Deluxe /EchoStar LLC

We own 50% of Deluxe /EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Although we do not consolidate Deluxe, we have the ability to significantly influence its operating policies; therefore, we account for our investment in Deluxe using the equity method of accounting.  For the years ended December 31, 2012 and 2011, we recognized $1.6 million and $0.2 million, respectively, of revenue from Deluxe for transponders services and the sale of broadband equipment.  We did not recognize any revenue from Deluxe in 2010.  As of December 31, 2012 and 2011, we have receivables from Deluxe of approximately $0.8 million and $0.2 million, respectively.

Note 17.             Supplemental Guarantor and Non-Guarantor Financial Information

Certain of the Company’s wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under the Notes, which were issued on June 1, 2011.  See Note 9 for further information on the Notes.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

No condensed consolidating financial information is presented as of any date or for any period prior to January 1, 2011, as the Company had no independent assets or operations, and any subsidiaries of the Company other than the Guarantor Subsidiaries then existing were minor prior to January 1, 2011.  As discussed in Note 9, the Secured Indenture and the Unsecured Indenture contain restrictive covenants that, among other things, impose limitations on the ability of the Company and its Restricted Subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

The condensed consolidating financial information should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$24,098	$88,623	$23,498	$—	$136,219
Marketable investment securities	42,422	—	—	—	42,422
Trade accounts receivable, net	—	127,994	58,854	—	186,848
Trade accounts receivable - DISH Network, net	—	36,153	187	—	36,340
Inventory	—	49,834	9,841	—	59,675
Advances to affiliates, net	502,580	195	5,064	(505,840)	1,999
Other current assets	8	36,255	24,877	—	61,140
Total current assets	569,108	339,054	122,321	(505,840)	524,643
Restricted cash and cash equivalents	12,079	15,036	951	—	28,066
Property and equipment, net	—	2,133,692	25,199	—	2,158,891
Regulatory authorizations	—	491,657	71,055	—	562,712
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	274,914	—	—	274,914
Investment in subsidiaries	—	65,357	—	(65,357)	—
Advances to affiliates	2,447,234	1,716	—	(2,448,950)	—
Other noncurrent assets, net	50,276	106,779	6,083	—	163,138
Total assets	$3,078,697	$3,932,378	$225,609	$(3,020,147)	$4,216,537
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$355	$106,177	$21,924	$—	$128,456
Trade accounts payable - DISH Network	5	6,317	—	—	6,322
Accrued expenses and other	27,762	93,720	24,525	—	146,007
Advances from affiliates, net	—	556,657	90,893	(582,660)	64,890
Current portion of long-term debt and capital lease obligations	—	62,144	2,274	—	64,418
Total current liabilities	28,122	825,015	139,616	(582,660)	410,093
Long-term debt and capital lease obligations, net of current portion	2,000,000	419,551	694	—	2,420,245
Advances from affiliates	—	2,446,884	10,490	(2,448,950)	8,424
Other long-term liabilities	—	317,749	115	—	317,864
Total HSS shareholder’s equity (deficit)	1,050,575	(76,821)	65,357	11,463	1,050,574
Noncontrolling interests	—	—	9,337	—	9,337
Total liabilities and shareholder’s equity (deficit)	$3,078,697	$3,932,378	$225,609	$(3,020,147)	$4,216,537

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$70,603	$40,854	$13,546	$—	$125,003
Marketable investment securities	254,656	6,426	—	—	261,082
Trade accounts receivable, net	—	112,507	59,410	—	171,917
Trade accounts receivable - DISH Network, net	—	33,128	—	—	33,128
Advances to affiliates, net	424,597	—	—	(420,380)	4,217
Inventory	—	39,735	7,823	—	47,558
Other current assets	4,288	49,968	19,883	—	74,139
Total current assets	754,144	282,618	100,662	(420,380)	717,044
Restricted cash and cash equivalents	4,410	17,865	1,265	—	23,540
Property and equipment, net	—	1,995,043	26,862	—	2,021,905
Goodwill	—	516,198	—	—	516,198
Regulatory authorizations	—	465,658	—	—	465,658
Other intangible assets, net	—	341,207	—	—	341,207
Investment in subsidiaries	—	58,861	—	(58,861)	—
Advances to affiliates	2,271,522	—	—	(2,271,522)	—
Other noncurrent assets, net	55,405	102,956	7,046	(2,122)	163,285
Total assets	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$39	$123,787	$18,107	$—	$141,933
Trade accounts payable - DISH Network	5	10,095	—	—	10,100
Advances from affiliates, net	—	432,838	21,594	(454,432)	—
Accrued expenses and other	17,817	133,815	23,927	—	175,559
Current portion of long-term debt and capital lease obligations	—	61,944	1,467	—	63,411
Total current liabilities	17,861	762,479	65,095	(454,432)	391,003
Long-term debt and capital lease obligations, net of current portion	2,000,000	462,565	1,479	—	2,464,044
Advances from affiliates	—	2,271,522	—	(2,271,522)	—
Other long-term liabilities	—	316,585	2,597	(2,122)	317,060
Total HSS shareholder’s equity (deficit)	1,067,620	(32,745)	57,554	(24,809)	1,067,620
Noncontrolling interests	—	—	9,110	—	9,110
Total liabilities and shareholder’s equity (deficit)	$3,085,481	$3,780,406	$135,835	$(2,752,885)	$4,248,837

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$811,158	$148,294	$(17,648)	$941,804
Services and other revenue - DISH Network	—	211,281	279	—	211,560
Equipment revenue	—	221,595	53,812	(19,771)	255,636
Equipment revenue - DISH Network	—	23,757	—	—	23,757
Total revenue	—	1,267,791	202,385	(37,419)	1,432,757
Costs and Expenses:
Costs of sales - services and other	—	395,874	101,264	(17,098)	480,040
Cost of sales - equipment	—	213,682	37,446	(18,438)	232,690
Selling, general and administrative expenses (including DISH Network)	1,263	187,852	35,754	(1,883)	222,986
Research and development expenses	—	21,264	—	—	21,264
Depreciation and amortization	—	344,190	8,177	—	352,367
Impairment of assets	—	22,000	—	—	22,000
Total costs and expenses	1,263	1,184,862	182,641	(37,419)	1,331,347
Operating income (loss)	(1,263)	82,929	19,744	—	101,410
Other Income (expense):
Interest income	185,087	229	3,051	(186,155)	2,212
Interest expense, net of amounts capitalized	(145,135)	(191,220)	(3,755)	186,155	(153,955)
Equity in earnings (losses) of subsidiaries	(36,876)	11,981	—	24,895	—
Other, net	161	28,362	(1,311)	—	27,212
Total other income (expense), net	3,237	(150,648)	(2,015)	24,895	(124,531)
Income (loss) before income taxes	1,974	(67,719)	17,729	24,895	(23,121)
Income tax benefit (provision), net	(14,165)	31,468	(6,408)	—	10,895
Net income (loss)	(12,191)	(36,251)	11,321	24,895	(12,226)
Less: Net loss attributable to noncontrolling interests	—	—	(35)	—	(35)
Net income (loss) attributable to HSS	$(12,191)	$(36,251)	$11,356	$24,895	$(12,191)
Comprehensive Income (Loss):
Net income (loss)	$(12,191)	$(36,251)	$11,321	$24,895	$(12,226)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(3,278)	—	(3,278)
Unrealized holding gains (losses) on available-for-sale securities and other	1,195	9,775	(34)	—	10,936
Recognition of previously unrealized gains on available-for-sale securities included in net income (loss)	(161)	(13,028)	—	—	(13,189)
Equity in other comprehensive losses of subsidiaries	(6,659)	(3,406)	—	10,065	—
Total other comprehensive loss, net of tax:	(5,625)	(6,659)	(3,312)	10,065	(5,531)
Comprehensive income (loss)	(17,816)	(42,910)	8,009	34,960	(17,757)
Less: Comprehensive income attributable to noncontrolling interests	—	—	59	—	59
Comprehensive income (loss) attributable to HSS	$(17,816)	$(42,910)	$7,950	$34,960	$(17,816)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$496,285	$86,618	$(8,313)	$574,590
Services and other revenue - DISH Network	—	216,100	—	—	216,100
Equipment revenue	—	145,373	33,317	(17,377)	161,313
Equipment revenue - DISH Network	—	600	—	—	600
Total revenue	—	858,358	119,935	(25,690)	952,603
Costs and Expenses:
Costs of sales - services and other	—	253,057	60,186	(7,591)	305,652
Cost of sales - equipment	—	120,920	23,762	(16,191)	128,491
Selling, general and administrative expenses(including DISH Network)	1,427	128,734	20,133	(1,908)	148,386
Research and development expenses	—	11,668	—	—	11,668
Depreciation and amortization	—	260,633	5,418	—	266,051
Total costs and expenses	1,427	775,012	109,499	(25,690)	860,248
Operating income (loss)	(1,427)	83,346	10,436	—	92,355
Other Income (expense):
Interest income	98,091	1,452	1,200	(96,984)	3,759
Interest expense, net of amounts capitalized	(84,507)	(99,886)	(934)	96,984	(88,343)
Hughes Acquisition costs	(35,300)	—	—	—	(35,300)
Equity in earnings of subsidiaries	3,881	6,074	—	(9,955)	—
Other, net	6	10,997	(1,214)	—	9,789
Total other expense, net	(17,829)	(81,363)	(948)	(9,955)	(110,095)
Income (loss) before income taxes	(19,256)	1,983	9,488	(9,955)	(17,740)
Income tax benefit (provision), net	5,488	2,434	(3,950)	—	3,972
Net income (loss)	(13,768)	4,417	5,538	(9,955)	(13,768)
Less: Net income attributable to noncontrolling interests	—	—	635	—	635
Net income (loss) attributable to HSS	$(13,768)	$4,417	$4,903	$(9,955)	$(14,403)
Comprehensive Loss:
Net income (loss)	$(13,768)	$4,417	$5,538	$(9,955)	$(13,768)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(11,340)	—	(11,340)
Unrealized holding gains (losses) on available-for-sale securities	(1,032)	3,254	—	—	2,222
Equity in other comprehensive loss of subsidiaries	(7,517)	(10,771)	—	18,288	—
Total other comprehensive loss, net of tax:	(8,549)	(7,517)	(11,340)	18,288	(9,118)
Comprehensive income (loss)	(22,317)	(3,100)	(5,802)	8,333	(22,886)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(569)	—	(569)
Comprehensive loss attributable to HSS	$(22,317)	$(3,100)	$(5,233)	$8,333	$(22,317)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$(12,191)	$(36,251)	$11,321	$24,895	$(12,226)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(234,920)	563,217	1,405	(24,895)	304,807
Net cash flows from operating activities	(247,111)	526,966	12,726	—	292,581
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(92,727)	—	—	—	(92,727)
Sales of marketable investment securities	301,231	16,200	—	—	317,431
Purchases of property and equipment	—	(404,121)	(7,099)	—	(411,220)
Acquisitions of regulatory authorizations	—	(26,000)	(72,477)	—	(98,477)
Change in restricted cash and cash equivalents	(7,669)	2,829	314	—	(4,526)
Other, net	—	(12,772)	—	—	(12,772)
Net cash flows from investing activities	200,835	(423,864)	(79,262)	—	(302,291)
Cash Flows From Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(54,576)	(1,949)	—	(56,525)
Debt issuance costs	(229)	—	—	—	(229)
Proceeds from issuance of long-term debt	—	7	1,634	—	1,641
Advances from affilates	—	—	72,538	—	72,538
Other	—	(764)	—	—	(764)
Net cash flows from financing activities	(229)	(55,333)	72,223	—	16,661
Effect of exchange rates on cash and cash equivalents	—	—	4,265	—	4,265
Net increase (decrease) in cash and cash equivalents	(46,505)	47,769	9,952	—	11,216
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$24,098	$88,623	$23,498	$—	$136,219

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	(13,768)	4,417	5,538	(9,955)	(13,768)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(55,872)	270,453	18,061	9,955	242,597
Net cash flows from operating activities	(69,640)	274,870	23,599	—	228,829
Cash Flows From Investing Activities:
Purchases of marketable investment securities	(304,863)	—	—	—	(304,863)
Sales of marketable investment securities	510,291	—	—	—	510,291
Purchases of property and equipment	—	(271,716)	(4,056)	—	(275,772)
Acquisition of Hughes Communications, net	—	(2,075,713)	—	—	(2,075,713)
Intercompany note relating to Hughes Acquisition	(2,174,614)	—	—	2,174,614	—
Change in restricted cash and cash equivalents	826	(1,290)	(1,265)	—	(1,729)
Other, net	—	(5,286)	—	—	(5,286)
Net cash flows from investing activities	(1,968,360)	(2,354,005)	(5,321)	2,174,614	(2,153,072)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	—	—	2,000,000
Intercompany note relating to Hughes Acquisition	—	2,174,614	—	(2,174,614)	—
Repayment of long-term debt and capital lease obligations	—	(53,917)	(4,162)	—	(58,079)
Debt issuance costs	(57,825)	—	—	—	(57,825)
Contributions from parent	166,379	—	—	—	166,379
Other	49	(708)	951	—	292
Net cash flows from financing activities	2,108,603	2,119,989	(3,211)	(2,174,614)	2,050,767
Effect of exchange rates on cash and cash equivalents	—	—	(1,627)	—	(1,627)
Net increase in cash and cash equivalents	70,603	40,854	13,440	—	124,897
Cash and cash equivalents, at beginning of period	—	—	106	—	106
Cash and cash equivalents, at end of period	70,603	40,854	13,546	—	125,003

HUGHES SATELLITE SYSTEMS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2012, 2011 and 2010 were as follows:

	Balance at	Charged to
Allowance for doubtful accounts	Beginning of the Year	Costs and Expenses	Deductions	Balance at End of Year
		(In thousands)
For the year ended:
December 31, 2012	$16,769	$26,647	$(28,498)	$14,918
December 31, 2011	$4,725	$18,441	$(6,397)	$16,769
December 31, 2010	$2,243	$3,268	$(786)	$4,725