Form 10-Q
period 2013-03-31
Hughes Satellite Systems Corp
filed 2013-05-09
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO         .

Commission File Number:  333-179121

Hughes Satellite Systems Corporation

(Exact Name of Registrant as Specified in Its Charter)

Colorado	45-0897865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East, Englewood, Colorado	80112-5308
(Address of Principal Executive Offices)	(Zip Code)

(303) 706-4000

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of April 30, 2013, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*    The registrant currently is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is filing this Quarterly Report on Form 10-Q on a voluntary basis.  The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during the entirety of such period.

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

The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

•                  Our EchoStar Satellite Services segment currently derives a significant portion of its revenue from its primary customer, DISH Network Corporation (“DISH Network”).  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

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

i

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

•                  We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

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

Other Risks

•                  Our parent, EchoStar Corporation (“EchoStar”), is controlled by one principal stockholder who is our Chairman.

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

•                  Although we expect that the acquisition of Hughes Communications, Inc. and its subsidiaries will benefit us, those expected benefits may not occur because of the complexity of integration and other challenges.

•                  We are a wholly owned subsidiary of EchoStar and do not operate as an independent company.

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$149,359	$136,219
Marketable investment securities	45,057	42,422
Trade accounts receivable, net of allowance for doubtful accounts of $14,518 and $14,918, respectively	170,744	186,848
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	16,376	36,340
Advances to affiliates, net	12,960	1,999
Inventory	69,926	59,675
Deferred tax assets	23,404	23,451
Other current assets	44,929	37,689
Total current assets	532,755	524,643
Noncurrent Assets:
Restricted cash and cash equivalents	20,490	28,066
Property and equipment, net of accumulated depreciation of $1,572,348 and $1,488,265, respectively	2,139,039	2,158,891
Regulatory authorizations	563,760	562,712
Goodwill	504,173	504,173
Other intangible assets, net	259,622	274,914
Other investment securities	27,683	29,133
Other noncurrent assets, net	136,143	134,005
Total noncurrent assets	3,650,910	3,691,894
Total assets	$4,183,665	$4,216,537
Liabilities and Shareholder’s Equity
Current Liabilities:
Trade accounts payable	$102,251	$128,456
Trade accounts payable - DISH Network	682	6,322
Current portion of long-term debt and capital lease obligations	62,906	64,418
Advances from affiliates, net	68,493	64,890
Deferred revenue and other	45,897	44,585
Accrued interest	42,129	6,745
Accrued expenses and other	82,181	94,677
Total current liabilities	404,539	410,093
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,397,291	2,420,245
Deferred tax liabilities	252,307	266,433
Advances from affiliates	8,464	8,424
Long-term deferred revenue and other long-term liabilities	70,629	51,431
Total noncurrent liabilities	2,728,691	2,746,533
Total liabilities	3,133,230	3,156,626
Commitments and Contingencies (Note 10)

Shareholder’s Equity:
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,100,526	1,100,276
Accumulated other comprehensive loss	(13,468)	(13,539)
Accumulated deficit	(45,555)	(36,163)
Total HSS shareholder’s equity	1,041,503	1,050,574
Noncontrolling interests	8,932	9,337
Total shareholder’s equity	1,050,435	1,059,911
Total liabilities and shareholder’s equity	$4,183,665	$4,216,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Services and other revenue	$241,371	$239,547
Services and other revenue - DISH Network	59,819	54,162
Equipment revenue	49,494	53,626
Equipment revenue - DISH Network	11,871	2
Total revenue	362,555	347,337
Costs and Expenses:
Cost of sales - services and other	121,530	118,691
Cost of sales - equipment	55,708	46,308
Selling, general and administrative expenses (including DISH Network)	61,011	55,776
Research and development expenses	5,120	4,957
Depreciation and amortization	101,174	87,027
Total costs and expenses	344,543	312,759
Operating income	18,012	34,578

Other Income (Expense):
Interest income	165	877
Interest expense, net of amounts capitalized	(49,624)	(38,655)
Equity in earnings of unconsolidated affiliate	32	1,675
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $17 and zero, respectively)	9,658	(274)
Total other expense, net	(39,769)	(36,377)
Loss before income taxes	(21,757)	(1,799)
Income tax benefit, net	12,405	665
Net loss	(9,352)	(1,134)
Less: Net income (loss) attributable to noncontrolling interests	40	(87)
Net loss attributable to HSS	$(9,392)	$(1,047)

Comprehensive Income (Loss):
Net loss	$(9,352)	$(1,134)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	178	2,488
Unrealized holding losses on AFS securities and other	(68)	(295)
Recognition of previously unrealized gains on AFS securities included in net loss	(17)	—
Total other comprehensive income, net of tax	93	2,193
Comprehensive income (loss)	(9,259)	1,059
Less: Comprehensive income attributable to noncontrolling interests	62	171
Comprehensive income (loss) attributable to HSS	$(9,321)	$888

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(9,352)	$(1,134)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	101,174	87,027
Equity in earnings of unconsolidated affiliate	(32)	(1,675)
Amortization of debt issuance costs	1,313	1,213
Realized gains on marketable investment securities and other investments	(2,569)	(18)
Stock-based compensation	248	229
Deferred tax benefit	(14,116)	(3,658)
Change in noncurrent assets and noncurrent liabilities, net	1,833	(3,718)
Changes in current assets and current liabilities, net	11,777	(6,374)
Other, net	(7,392)	1,123
Net cash flows from operating activities	82,884	73,015
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(8,357)	(52,904)
Sales of marketable investment securities	10,404	98,062
Purchases of property and equipment	(56,612)	(102,916)
Change in restricted cash and cash equivalents	7,576	299
Other, net	(3,441)	(3,002)
Net cash flows from investing activities	(50,430)	(60,461)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(19,605)	(15,947)
Other	292	(140)
Net cash flows from financing activities	(19,313)	(16,087)
Effect of exchange rates on cash and cash equivalents	(1)	429
Net increase (decrease) in cash and cash equivalents	13,140	(3,104)
Cash and cash equivalents, beginning of period	136,219	125,003
Cash and cash equivalents, end of period	$149,359	$121,899

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$14,875	$13,724
Capitalized interest	$—	$11,542
Cash received for interest	$252	$2,261
Cash paid to EchoStar for income taxes	$96	$657
Cash paid for income taxes	$2,315	$2,245
Satellites and other assets financed under capital lease obligations	$1,508	$24,355
In-orbit incentive obligation for EchoStar XVI	$18,000	$—
Reduction of capital lease obligation for AMC-16	$6,694	$—
Capital expenditures included in accounts payable	$2,772	$1,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (together with its subsidiaries, “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.

We currently operate in two business segments.

•                  Hughes — which provides satellite broadband Internet access to North American consumers and broadband network services and systems to the domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), and secondarily to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers, and private enterprise customers.

Note 2.                     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  Non-majority owned investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns/rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of EchoStar’s stock-based compensation, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels during the first quarter of 2013 or 2012.

As of March 31, 2013 and December 31, 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 9 for the fair value of our long-term debt.  As of March 31, 2013 and December 31, 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $48 million and $30 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income (loss).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items either on the face of the statements of operations or in the notes to the financial statements.  ASU 2013-02 is effective for all reporting periods including interim periods beginning after December 15, 2012, with early adoption permitted.  We have applied the requirements of ASU 2013-02 in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarter ended March 31, 2013.

Note 3.                   Other Comprehensive Income (Loss) and Related Tax Effects

We have not recognized any tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.  We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities because such gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Note 4.                   Investment Securities

Our marketable investment securities and other investment securities consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$31,462	$33,035
VRDNs	6,510	6,860
Strategic	4,718	—
Other	2,367	2,527
Total marketable investment securities—current	45,057	42,422
Other investment securities—noncurrent:
Cost method	15,437	17,074
Equity method	12,246	12,059
Total other investment securities—noncurrent	27,683	29,133
Total marketable and other investment securities	$72,740	$71,555

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

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

Strategic

From time to time, we may acquire strategic investments in marketable equity securities.  Our strategic investment portfolio as of March 31, 2013 consisted of investment in shares of common stock of one public company.  The value of our investment portfolio depends on the value of such shares of common stock.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including government bonds.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

				Estimated
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
As of March 31, 2013
Debt securities:
Corporate bonds	$31,447	$21	$(6)	$31,462
VRDNs	6,510	—	—	6,510
Other	2,365	2	—	2,367
Equity security - strategic	4,834	—	(116)	4,718
Total marketable investment securities	$45,156	$23	$(122)	$45,057
As of December 31, 2012
Debt securities:
Corporate bonds	$33,033	$21	$(19)	$33,035
VRDNs	6,860	—	—	6,860
Other	2,526	1	—	2,527
Total marketable investment securities	$42,419	$22	$(19)	$42,422

As of March 31, 2013, we had debt securities of $37 million with contractual maturities of one year or less and $3 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  In addition, we are not aware of any specific factors indicating that the underlying issuers of these securities would not be able to pay interest as it becomes due or repay the principal at maturity.  Therefore, we believe that these changes in the estimated fair values of these securities are primarily related to temporary market fluctuations.

	As of
	March 31, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$16,944	$(118)	$18,253	$(19)
12 months or more	2,174	(4)	—	—
Total	$19,118	$(122)	$18,253	$(19)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2013 and December 31, 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$39,226	$67	$39,159	$25,678	$598	$25,080
Debt securities:
Corporate bonds	$31,462	$—	$31,462	$33,035	$—	$33,035
VRDNs	6,510	—	6,510	6,860	—	6,860
Other	2,367	—	2,367	2,527	—	2,527
Equity security - strategic	4,718	4,718	—	—	—	—
Total marketable investment securities	$45,057	$4,718	$40,339	$42,422	$—	$42,422

Note 5.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Trade accounts receivable	$151,390	$161,962
Contracts in process	33,872	39,804
Total trade accounts receivable	185,262	201,766
Allowance for doubtful accounts	(14,518)	(14,918)
Total trade accounts receivable, net	$170,744	$186,848

As of each of March 31, 2013 and December 31, 2012, progress billings offset against contracts in process amounted to $5 million.

Note 6.                   Inventory

Our inventory consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Finished goods	$50,963	$46,060
Work-in process	9,561	4,927
Raw materials	9,402	8,688
Total inventory	$69,926	$59,675

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 7.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2013	2012
	(In thousands)
Land	—	$11,385	$11,383
Buildings and improvements	1 - 30	69,392	69,509
Furniture, fixtures, equipment and other	1 - 12	260,287	252,928
Customer rental equipment	1 - 5	278,461	251,707
Satellites - owned (1)	10 - 15	2,127,826	1,762,264
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	28,932	364,261
Total property and equipment		3,711,387	3,647,156
Accumulated depreciation (1)		(1,572,348)	(1,488,265)
Property and equipment, net		$2,139,039	$2,158,891

(1)         Balances reclassified for reduction of a satellite previously retired from commercial service.

“Construction in progress” consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$—	$345,090
Other	6,643	6,500
Uplinking equipment	5,081	3,242
Other	17,208	9,429
Construction in progress	$28,932	$364,261

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Satellites	$46,544	$37,059
Furniture, fixtures, equipment and other	12,714	12,932
Customer rental equipment	23,287	18,765
Buildings and improvements	1,240	1,145
Total depreciation expense	$83,785	$69,901

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellites

As of March 31, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Recent Developments

EchoStar VI and VIII.  DISH Network leases satellite capacity from us on certain of our satellites.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and DISH Network no longer leases capacity from us on these satellites.

EchoStar XVI.  In November 2012, we launched our EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is fully leased to DISH Network for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful life and/or commercial operation.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  The recent satellite anomalies that affected certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”).  As a result of traveling wave tube amplifiers (“TWTAs”) failures in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.  EchoStar III was fully depreciated in 2009.

EchoStar XII.  EchoStar XII was designed to operate using 13 Ku Band broadcasting satellite service frequencies.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available.  It is likely that EchoStar XII will experience additional solar array anomalies and there can be no assurance that the existing anomalies or any future anomalies will not further impact operational capability of EchoStar XII.  The satellite is currently leased to DISH Network.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Leased Satellites

Pursuant to our satellite lease agreements, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity, which ordinarily results in a corresponding reduction in the related capital lease obligation and the carrying amount of the respective satellite.

AMC-16.  As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Therefore, subsequent reductions in our recurring lease payments are recognized as gains in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In November 2012, AMC-16 experienced a solar-power anomaly, which caused a partial loss of the satellite capacity.  Accordingly, we reduced our capital lease obligation and recognized a corresponding gain of $7 million for the three months ended March 31, 2013.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

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

Note 8.                   Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	March 31, 2013			December 31, 2012
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(99,972)	$170,328	$270,300	$(90,289)	$180,011
Contract-based	4	64,800	(40,730)	24,070	64,800	(37,930)	26,870
Technology-based	6	51,417	(15,720)	35,697	51,417	(13,577)	37,840
Trademark portfolio	20	29,700	(2,723)	26,977	29,700	(2,351)	27,349
Favorable leases	4	4,707	(2,157)	2,550	4,707	(1,863)	2,844
Total other intangible assets		$420,924	$(161,302)	$259,622	$420,924	$(146,010)	$274,914

Customer relationships are amortized predominantly in relation to the estimated cash flows over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For each of the three months ended March 31, 2013 and 2012, our total amortization expense was $17 million.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 9.                   Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,205,050	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	900,000	1,028,430	900,000	1,026,450
Other	1,343	1,343	1,902	1,902
Subtotal	2,001,343	$2,234,823	2,001,902	$2,238,352
Capital lease obligations (1)	458,854		482,761
Total debt and capital lease obligations	2,460,197		2,484,663
Less: Current portion	(62,906)		(64,418)
Long-term portion of debt and capital lease obligations	$2,397,291		$2,420,245

(1)   Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 10.            Commitments and Contingencies

Contingencies

Separation Agreement

In 2008, DISH Network Corporation contributed its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to EchoStar (the “Spin-off”).  In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appeared to assert that some portion of HughesNet email services infringed that patent.  On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact’s patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.).  On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact’s claims against us.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development LLC (“TQP”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Note 11.            Segment Reporting

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  For the three months ended March 31, 2013 and 2012, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Loss before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2013
Total revenue	$289,399	$74,202	$(1,046)	$362,555
Capital expenditures	$44,340	$12,272	$—	$56,612
EBITDA	$63,981	$64,806	$49	$128,836

For the Three Months Ended March 31, 2012
Total revenue	$274,218	$73,583	$(464)	$347,337
Capital expenditures	$74,800	$28,116	$—	$102,916
EBITDA	$69,202	$52,200	$1,691	$123,093

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
EBITDA	$128,836	$123,093
Interest expense, net	(49,459)	(37,778)
Depreciation and amortization	(101,174)	(87,027)
Net income (loss) attributable to noncontrolling interests	40	(87)
Loss before income taxes	$(21,757)	$(1,799)

Note 12.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  For each of the three months ended March 31, 2013 and 2012, we recorded $3 million of expense for services received from EchosStar.

In April 2012, HNS Americas Comunicacoes LTDA (the “Hughes Brazil”), a wholly-own subsidiary of Hughes Communication, entered into a U.S. dollar denominated loan agreement with EchoStar  pursuant to which EchoStar loaned Hughes Brazil approximately $8 million (the “EchoStar Loan”).  The EchoStar Loan matures in April 2017.  Interest is accrued at the rate of 1 year LIBOR, as adjusted on a quarterly basis, plus 1% and is payable quarterly in cash or capitalized into the outstanding principal amount.  In addition, in August 2012, Hughes Brazil entered into a Reais denominated loan agreement with EchoStar do Brazil Participacoes LTDA. (the “EchoStar Brazil”), a wholly-own subsidiary of EchoStar, pursuant to which EchoStar Brazil loaned Hughes Brazil approximately $65 million (the “Brazil Loan”).  The Brazil Loan matures in May 2013.  Interest is accrued at the rate of 1 year LIBOR, as adjusted on a quarterly basis, plus 1% per annum and is payable together with the principal amount.  As of March 31, 2013 and December 31, 2012, we have aggregate outstanding loan balances of $74 million and $73 million, respectively, including interest accruals, for the EchoStar Loan and the Brazil Loan included in “Advances from affiliates, net” on our Condensed Consolidated Balance Sheets.

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

In connection with and following the Spin-off, EchoStar and DISH Network have entered into certain agreements pursuant to which EchoStar and we obtain certain products, services and rights from DISH Network, DISH Network obtains certain products, services and rights from us and EchoStar, and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  EchoStar also may enter into additional agreements with DISH Network in the future.

Generally, the amounts DISH Network pays for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The following is a summary of the terms of the principal agreements that EchoStar or we have entered into with DISH Network that may have an impact on our financial position and results of operations.

“Services and other revenue — DISH Network”

Satellite Capacity Leased to DISH Network.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network leases satellite capacity on certain satellites owned or leased by us.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each lease is set forth below:

EchoStar VI, VIII and XII.  DISH Network leases certain satellite capacity from us on EchoStar VI, VIII and XII.  The leases generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms and DISH Network no longer leases capacity from us on these satellites.

EchoStar IX.  DISH Network leases certain satellite capacity from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to lease all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

EchoStar XV.  EchoStar XV is owned by DISH Network and is operated at the 61.5 degree west longitude orbital location.  The Federal Communications Commission has granted us a temporary authorization to operate the satellite at the 61.5 degree west longitude orbital location.  For so long as EchoStar XV remains in service at the 61.5 degree west longitude orbital location, DISH Network is obligated to pay us a fee for the use of the orbital location which varies depending on the number of frequencies being used by EchoStar XV.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network leases 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on QuetzSat-1 satellite in February 2013 and will continue to provide service through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  On January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellie Broadband L.L.C. (“dishNET”) entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays Hughes Communications a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses has been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

D-1.  In November 2012, HNS entered into a satellite capacity agreement pursuant to which HNS acquired certain satellite capacity from DISH Network on the D-1 satellite for research and development.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.  For the three months ended March 31, 2013 and 2012, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was $0.7 million and zero, respectively.

EchoStar I.  During 2009, EchoStar entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  Effective July 2012, EchoStar and DISH Network mutually agreed to terminate this satellite capacity agreement.  For the three months ended March 31, 2013 and 2012, the amount of those fees included in “Cost of sales — services and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was zero and $4 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2013.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.  For the three months ended March 31, 2013 and 2012, Hughes Systique provided zero and $0.3 million, respectively, of software development services to EchoStar.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain broadcast services and satellite capacity to Dish Mexico.  We recognized $5 million and $2 million of satellite services revenue from Dish Mexico for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, our accounts receivable balance due from Dish Mexico was $4 million and $3 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  Although we do not consolidate Deluxe, we have the ability to significantly influence its operating policies; therefore, we account for our investment in Deluxe using the equity method of accounting.  For the three months ended March 31, 2013 and 2012, we recognized $0.4 million and $0.1 million, respectively, of revenue from Deluxe for transponders services and the sale of broadband equipment.  As of March 31, 2013 and December 31, 2012, we have receivables from Deluxe of approximately $0.6 million and $0.8 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 13.            Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 6 1/2% senior secured notes due 2019 and 7 5/8% senior notes due 2021 (collectively, the “Notes”), which were issued on June 1, 2011.

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

The indentures governing the Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of our restricted subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

The condensed consolidating financial information should be read in conjunction with our consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$37,591	$95,034	$16,734	$—	$149,359
Marketable investment securities	45,057	—	—	—	45,057
Trade accounts receivable, net	—	115,378	55,366	—	170,744
Trade accounts receivable - DISH Network, net	—	16,215	161	—	16,376
Advances to affiliates, net	518,077	—	—	(505,117)	12,960
Inventory	—	56,853	13,073	—	69,926
Other current assets	—	49,717	23,093	(4,477)	68,333
Total current assets	600,725	333,197	108,427	(509,594)	532,755
Restricted cash and cash equivalents	12,003	7,500	987	—	20,490
Property and equipment, net	—	2,112,281	26,758	—	2,139,039
Regulatory authorizations	—	491,658	72,102	—	563,760
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	259,622	—	—	259,622
Investment in subsidiaries	—	64,925	—	(64,925)	—
Advances to affiliates	2,447,234	1,716	—	(2,448,950)	—
Other noncurrent assets, net	48,962	109,402	5,462	—	163,826
Total assets	$3,108,924	$3,884,474	$213,736	$(3,023,469)	$4,183,665
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$—	$83,073	$19,178	$—	$102,251
Trade accounts payable - DISH Network	5	677	—	—	682
Current portion of long-term debt and capital lease obligations	—	61,171	1,735	—	62,906
Advances from affiliates, net	—	578,805	88,349	(598,661)	68,493
Accrued expenses and other	67,417	88,880	18,387	(4,477)	170,207
Total current liabilities	67,422	812,606	127,649	(603,138)	404,539
Long-term debt and capital lease obligations, net of current portion	2,000,000	395,709	1,582	—	2,397,291
Advances from affiliates	—	2,446,884	10,530	(2,448,950)	8,464
Other long-term liabilities	—	322,818	118	—	322,936
Total HSS shareholder’s equity (deficit)	1,041,502	(93,543)	64,925	28,619	1,041,503
Noncontrolling interests	—	—	8,932	—	8,932
Total liabilities and shareholder’s equity	$3,108,924	$3,884,474	$213,736	$(3,023,469)	$4,183,665

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2012

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$24,098	$88,623	$23,498	$—	$136,219
Marketable investment securities	42,422	—	—	—	42,422
Trade accounts receivable, net	—	127,994	58,854	—	186,848
Trade accounts receivable - DISH Network, net	—	36,153	187	—	36,340
Advances to affiliates, net	502,580	195	5,064	(505,840)	1,999
Inventory	—	49,834	9,841	—	59,675
Other current assets	8	36,255	24,877	—	61,140
Total current assets	569,108	339,054	122,321	(505,840)	524,643
Restricted cash and cash equivalents	12,079	15,036	951	—	28,066
Property and equipment, net	—	2,133,692	25,199	—	2,158,891
Regulatory authorizations	—	491,657	71,055	—	562,712
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	274,914	—	—	274,914
Investment in subsidiaries	—	65,357	—	(65,357)	—
Advances to affiliates	2,447,234	1,716	—	(2,448,950)	—
Other noncurrent assets, net	50,276	106,779	6,083	—	163,138
Total assets	$3,078,697	$3,932,378	$225,609	$(3,020,147)	$4,216,537
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$355	$106,177	$21,924	$—	$128,456
Trade accounts payable - DISH Network	5	6,317	—	—	6,322
Current portion of long-term debt and capital lease obligations	—	62,144	2,274	—	64,418
Advances from affiliates, net	—	556,657	90,893	(582,660)	64,890
Accrued expenses and other	27,762	93,720	24,525	—	146,007
Total current liabilities	28,122	825,015	139,616	(582,660)	410,093
Long-term debt and capital lease obligations, net of current portion	2,000,000	419,551	694	—	2,420,245
Advances from affiliates	—	2,446,884	10,490	(2,448,950)	8,424
Other long-term liabilities	—	317,749	115	—	317,864
Total HSS shareholder’s equity (deficit)	1,050,575	(76,821)	65,357	11,463	1,050,574
Noncontrolling interests	—	—	9,337	—	9,337
Total liabilities and shareholder’s equity	$3,078,697	$3,932,378	$225,609	$(3,020,147)	$4,216,537

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended March 31, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$209,394	$36,592	$(4,615)	$241,371
Services and other revenue - DISH Network	—	59,632	187	—	59,819
Equipment revenue	—	48,686	5,889	(5,081)	49,494
Equipment revenue - DISH Network	—	11,871	—	—	11,871
Total revenue	—	329,583	42,668	(9,696)	362,555
Costs and Expenses:
Costs of sales - services and other	—	99,787	26,169	(4,426)	121,530
Cost of sales - equipment	—	56,013	4,483	(4,788)	55,708
Selling, general and administrative expenses (including DISH Network)	—	53,648	7,845	(482)	61,011
Research and development expenses	—	5,120	—	—	5,120
Depreciation and amortization	—	99,250	1,924	—	101,174
Total costs and expenses	—	313,818	40,421	(9,696)	344,543
Operating income	—	15,765	2,247	—	18,012
Other Income (Expense):
Interest income	48,561	31	58	(48,485)	165
Interest expense, net of amounts capitalized	(36,344)	(61,194)	(571)	48,485	(49,624)
Equity in earnings (losses) of subsidiaries, net	(17,146)	694	—	16,452	—
Other, net	17	9,301	372	—	9,690
Total other expense, net	(4,912)	(51,168)	(141)	16,452	(39,769)
Income (loss) before income taxes	(4,912)	(35,403)	2,106	16,452	(21,757)
Income tax benefit (provision), net	(4,480)	18,357	(1,472)	—	12,405
Net income (loss)	(9,392)	(17,046)	634	16,452	(9,352)
Less: Net income attributable to noncontrolling interests	—	—	40	—	40
Net income (loss) attributable to HSS	$(9,392)	$(17,046)	$594	$16,452	$(9,392)
Comprehensive Income (Loss):
Net income (loss)	$(9,392)	$(17,046)	$634	$16,452	$(9,352)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	178	—	178
Unrealized holding gains (losses) on AFS securities	(85)	—	17	—	(68)
Recognition of previously unrealized gains on AFS securities included in net loss	(17)	—	—	—	(17)
Equity in other comprehensive income of subsidiaries, net	173	178	—	(351)	—
Total other comprehensive income, net of tax:	71	178	195	(351)	93
Comprehensive income (loss)	(9,321)	(16,868)	829	16,101	(9,259)
Less: Comprehensive income attributable to noncontrolling interests	—	—	62	—	62
Comprehensive income (loss) attributable to HSS	$(9,321)	$(16,868)	$767	$16,101	$(9,321)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended March 31, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$205,746	$36,715	$(2,914)	$239,547
Services and other revenue - DISH Network	—	54,162	—	—	54,162
Equipment revenue	—	52,183	6,823	(5,380)	53,626
Equipment revenue - DISH Network	—	2	—	—	2
Total revenue	—	312,093	43,538	(8,294)	347,337
Costs and Expenses:
Costs of sales - services and other	—	97,317	24,146	(2,772)	118,691
Cost of sales - equipment	—	45,984	5,020	(4,696)	46,308
Selling, general and administrative expenses (including DISH Network)	551	47,095	8,956	(826)	55,776
Research and development expenses	—	4,957	—	—	4,957
Depreciation and amortization	—	84,885	2,142	—	87,027
Total costs and expenses	551	280,238	40,264	(8,294)	312,759
Operating income (loss)	(551)	31,855	3,274	—	34,578
Other Income (Expense):
Interest income	45,400	201	592	(45,316)	877
Interest expense, net of amounts capitalized	(36,244)	(47,074)	(653)	45,316	(38,655)
Equity in earnings (losses) of subsidiaries, net	(6,424)	1,019	—	5,405	—
Other, net	18	1,850	(467)	—	1,401
Total other income (expense), net	2,750	(44,004)	(528)	5,405	(36,377)
Income (loss) before income taxes	2,199	(12,149)	2,746	5,405	(1,799)
Income tax benefit (provision), net	(3,333)	5,892	(1,894)	—	665
Net income (loss)	(1,134)	(6,257)	852	5,405	(1,134)
Less: Net loss attributable to noncontrolling interests	—	—	(87)	—	(87)
Net income (loss) attributable to HSS	$(1,134)	$(6,257)	$939	$5,405	$(1,047)
Comprehensive Income (Loss):
Net income (loss)	$(1,134)	$(6,257)	$852	$5,405	$(1,134)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	2,488	—	2,488
Unrealized holding gains (losses) on AFS securities	731	(1,026)	—	—	(295)
Equity in other comprehensive income of subsidiaries, net	1,204	2,230	—	(3,434)	—
Total other comprehensive income, net of tax:	1,935	1,204	2,488	(3,434)	2,193
Comprehensive income (loss)	801	(5,053)	3,340	1,971	1,059
Less: Comprehensive income attributable to noncontrolling interests	—	—	171	—	171
Comprehensive income (loss) attributable to HSS	$801	$(5,053)	$3,169	$1,971	$888

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(9,392)	$(17,046)	$634	$16,452	$(9,352)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	20,762	91,566	(3,640)	(16,452)	92,236
Net cash flows from operating activities	11,370	74,520	(3,006)	—	82,884
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(8,357)	—	—	—	(8,357)
Sales of marketable investment securities	10,404	—	—	—	10,404
Purchases of property and equipment	—	(54,030)	(2,582)	—	(56,612)
Change in restricted cash and cash equivalents	76	7,536	(36)	—	7,576
Other, net	—	(3,493)	52	—	(3,441)
Net cash flows from investing activities	2,123	(49,987)	(2,566)	—	(50,430)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(18,122)	(1,483)	—	(19,605)
Other	—	—	292	—	292
Net cash flows from financing activities	—	(18,122)	(1,191)	—	(19,313)
Effect of exchange rates on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	13,493	6,411	(6,764)	—	13,140
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of period	$37,591	$95,034	$16,734	$—	$149,359

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(1,134)	$(6,257)	$852	$5,405	$(1,134)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(77,403)	159,455	(2,498)	(5,405)	74,149
Net cash flows from operating activities	(78,537)	153,198	(1,646)	—	73,015
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(52,904)	—	—	—	(52,904)
Sales of marketable investment securities	98,062	—	—	—	98,062
Purchases of property and equipment	—	(101,368)	(1,548)	—	(102,916)
Change in restricted cash and cash equivalents	(44)	289	54	—	299
Other, net	—	(3,002)	—	—	(3,002)
Net cash flows from investing activities	45,114	(104,081)	(1,494)	—	(60,461)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(15,491)	(456)	—	(15,947)
Other	(229)	5	84	—	(140)
Net cash flows from financing activities	(229)	(15,486)	(372)	—	(16,087)
Effect of exchange rates on cash and cash equivalents	—	—	429	—	429
Net increase (decrease) in cash and cash equivalents	(33,652)	33,631	(3,083)	—	(3,104)
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$36,951	$74,485	$10,463	$—	$121,899

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of results of operations together with the condensed consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A. Risk Factors.”

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

The Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers to provide satellite broadband Internet access to North American consumers, which we refer to as the consumer market, and broadband network services and systems to the domestic and international enterprise markets.  Our Hughes segment also provides managed services to large enterprises and networking systems solutions to customers for mobile satellite and wireless backhaul systems.  We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2 and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.  Beginning in October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on EchoStar XVII, which was launched in July 2012.  In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C (“dishNET”), a wholly-owned subsidiary of DISH Network Corporation (“DISH Network”), pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of its service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

As of March 31, 2013 and December 31, 2012, our Hughes segment had approximately 692,000 and 636,000 subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Not included in the subscriber totals above were approximately 28,000 and 23,000 subscribers as of March 31, 2013 and December 31, 2012, respectively, receiving services through third-parties who have capacity arrangements with us.  Subscribers reported in previous periods included those receiving services through third-parties who have capacity arrangements with us and have been adjusted in this report to exclude such arrangements.  As of March 31, 2013 and December 31, 2012, we had $1.034 billion and $1.063 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, our results of operations are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  As of March 31, 2013 and December 31, 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.386 billion and $1.440 billion, respectively.

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

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

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

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue, and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also include subscriber wholesale service fees for the Hughes service sold to dishNET.

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

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (i.e., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (i.e., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar, DISH Network and other third parties.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Other, net.  “Other, net” primarily includes transaction costs related to acquisitions and dividends received from our marketable investment securities.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net loss attributable to HSS” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax benefit, net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  This “non-GAAP measure” is reconciled to “Net loss attributable to HSS” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.  Subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

	As of or For the Three Months Ended March		Variance
Statement of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue	$241,371	$239,547	$1,824	0.8
Services and other revenue - DISH Network	59,819	54,162	5,657	10.4
Equipment revenue	49,494	53,626	(4,132)	(7.7)
Equipment revenue - DISH Network	11,871	2	11,869	*
Total revenue	362,555	347,337	15,218	4.4
Costs and Expenses:
Cost of sales - services and other	121,530	118,691	2,839	2.4
% of Total services and other revenue	40.3%	40.4%
Cost of sales - equipment	55,708	46,308	9,400	20.3
% of Total equipment revenue	90.8%	86.4%
Selling, general and administrative expenses (including DISH Network)	61,011	55,776	5,235	9.4
% of Total revenue	16.8%	16.1%
Research and development expenses	5,120	4,957	163	3.3
% of Total revenue	1.4%	1.4%
Depreciation and amortization	101,174	87,027	14,147	16.3
Total costs and expenses	344,543	312,759	31,784	10.2
Operating income	18,012	34,578	(16,566)	(47.9)
Other Income (Expense):
Interest income	165	877	(712)	(81.2)
Interest expense, net of amounts capitalized	(49,624)	(38,655)	(10,969)	28.4
Equity in earnings of unconsolidated affiliate, net	32	1,675	(1,643)	(98.1)
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $17 and zero, respectively)	9,658	(274)	9,932	*
Total other expense, net	(39,769)	(36,377)	(3,392)	9.3
Loss before income taxes	(21,757)	(1,799)	(19,958)	*
Income tax benefit, net	12,405	665	11,740	*
Net loss	(9,352)	(1,134)	(8,218)	*
Less: Net income (loss) attributable to noncontrolling interests	40	(87)	127	*
Net loss attributable to HSS	$(9,392)	$(1,047)	$(8,345)	*

Other Data:
EBITDA	$128,836	$123,093	$5,743	4.7
Subscriber (1)	692,000	608,000	84,000	13.8

* Percentage is not meaningful.

(1)         Excluded 28,000 and 26,000 subscribers as of March 31, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $301 million for the three months ended March 31, 2013, an increase of $7 million or 2.5%, compared to the same period in 2012.  The increase was primarily attributable to higher revenue earned from satellite uplinking/downlinking services generated by our EchoStar Satellite Services segment and the sales of broadband services generated by our Hughes segment to DISH Network and to our customers in the enterprise market.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion on our agreements with DISH Network.

Equipment revenue.  “Equipment revenue” totaled $49 million for the three months ended March 31, 2013, a decrease of $4 million or 7.7%, compared to the same period in 2012.  The decrease was attributable to lower sales of broadband equipment and networks to our customers in the enterprise market provided by our Hughes segment.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $12 million for the three months ended March 31, 2013, an increase of $12 million, compared to the same period in 2012.  The increase was attributable to higher sales of broadband equipment and networks provided by our Hughes segment.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $122 million for the three months ended March 31, 2013, an increase of $3 million or 2.4%, compared to the same period in 2012.  The increase in “Cost of sales” corresponded with the increase in sales of broadband services and satellite uplinking/downlinking services, which was partially offset by lower costs resulting from the termination of our satellite lease agreement with DISH Network for EchoStar I effective July 2012.  See Note 12 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our agreements with DISH Network.  “Cost of sales — services and other” represented 40.3% and 40.4% of total services and other revenue for the three months ended March 31, 2013 and 2012, respectively.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $56 million for the three months ended March 31, 2013, an increase of $9 million or 20.3%, compared to the same period in 2012.  The increase in “Cost of sales — equipment” corresponded with the increase in sales of broadband equipment and networks to DISH Network, which was partially offset by a reduction in “Cost of sales — equipment” incurred by our Hughes segment.  “Cost of sales — equipment” represented 90.8% and 86.4% of total equipment revenue for the three months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $61 million for the three months ended March 31, 2013, an increase of $5 million or 9.4%, compared to the same period in 2012.  The increase was attributable to higher marketing and advertising expenses. “Selling, general and administrative expenses” represented 16.8% and 16.1% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $101 million for the three months ended March 31, 2013, an increase of $14 million or 16.3%, compared to the same period in 2012.  The increase was primarily related to depreciation expense of $15 million on EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively.  The increase in “Depreciation and amortization” expense was also partly due to higher depreciation expense of $4 million associated with customer rental equipment in our Hughes segment.  The increases in “Depreciation and amortization” expense were partially offset by lower depreciation expense of $5 million on EchoStar VI, which was fully depreciated in August 2012.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $50 million for the three months ended March 31, 2013, an increase of $11 million or 28.4%, compared to the same period in 2012.  The increase was due to lower capitalization of interest expense of $11 million associated with EchoStar XVII and EchoStar XVI as they were placed into service in October 2012 and January 2013, respectively.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Other, net.  “Other, net” totaled $9.7 million for the three months ended March 31, 2013, an increase of $9.9 million, compared to the same period in 2012.  The increase was attributable to recognition of $7 million gain as a result of an anomaly associated with AMC-16, one of our capital leased satellites and $3 million gain resulted from a conversion of certain of our investment into a marketable investment security.

Earnings before interest, taxes, depreciation and amortization. “EBITDA” was $129 million for the three months ended March 31, 2013, an increase of $6 million or 4.7%, compared to the same period in 2012. The increase was primarily due to recognition of (i) $7 million gain associated with AMC-16; (ii) $3 million gain resulted from the conversion of certain of our investment to a marketable investment security and net earnings from the sales of our services and other revenue and equipment revenue, including DISH network. The increase in EBITDA was partially offset by higher selling, general and administrative expense incurred by our Hughes segment.

	For the Three Months Ended March 31,		Variance
	2013	2012	Amount	%
	(In thousands)
EBITDA	$128,836	$123,093	$5,743	4.7
Interest expense, net	(49,459)	(37,778)	(11,681)	30.9
Income tax benefit, net	12,405	665	11,740	*
Depreciation and amortization	(101,174)	(87,027)	(14,147)	16.3
Net loss attributable to HSS	$(9,392)	$(1,047)	$(8,345)	*

* Percentage is not meaningful.

Income tax benefit, net.  Income tax benefit, net totaled approximately $12 million for the three months ended March 31, 2013 compared to an income tax benefit of less than $1 million for the same period in 2012.  Our effective income tax benefit rate was 57.0% for the three months ended March 31, 2013 compared to 37.0% for the same period in 2012.  The change in our effective tax rate was primarily related to the reinstatement of the research and experimentation tax credit for 2012 and 2013, as enacted by the American Taxpayer Relief Act on January 2, 2013.

Net loss attributable to HSS.  “Net loss attributable to HSS” was $9 million for the three months ended March 31, 2013, an increase of $8 million, compared to the same period in 2012.  The increase was attributable to a decrease of $17 million in operating income and an increase of $11 million in interest expense, net of amounts capitalized.  The increase in “Net loss attributable to HSS” was partially offset by a $10 million increase in “Other, net” income and a $12 million increase in tax benefit.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

CreateAds LLC

On February 7, 2013, CreateAds LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary,  in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appeared to assert that some portion of HughesNet email services infringed that patent.  On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact’s patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.).  On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact’s claims against us.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development LLC (“TQP”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  During the three months ended March 31, 2013, there were no material changes in our risk factors as previously disclosed.

Item 6.   EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)       Filed herewith.

*           In accordance with Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 9, 2013	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: May 9, 2013	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)