Form 10-Q
period 2013-06-30
Hughes Satellite Systems Corp
filed 2013-08-06
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

As of July 31, 2013, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report.  Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not be achieved, even though we believe they are reasonable.  We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties.

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

i

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

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$118,916	$136,219
Marketable investment securities	55,282	42,422
Trade accounts receivable, net of allowance for doubtful accounts of $13,864 and $14,918, respectively	157,224	186,848
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	54,101	36,340
Advances to affiliates, net	13,379	1,999
Inventory	56,141	59,675
Deferred tax assets	23,337	23,451
Prepaids and deposits	37,082	28,242
Other current assets	5,937	9,447
Total current assets	521,399	524,643
Noncurrent Assets:
Restricted cash and cash equivalents	20,105	28,066
Property and equipment, net of accumulated depreciation of $1,655,306 and $1,488,265, respectively	2,060,471	2,158,891
Regulatory authorizations	537,193	562,712
Goodwill	504,173	504,173
Other intangible assets, net	244,330	274,914
Other investments	28,395	29,133
Other noncurrent assets, net	142,639	134,005
Total noncurrent assets	3,537,306	3,691,894
Total assets	$4,058,705	$4,216,537
Liabilities and Shareholder’s Equity
Current Liabilities:
Trade accounts payable	$86,862	$128,456
Trade accounts payable - DISH Network	1	6,322
Current portion of long-term debt and capital lease obligations	64,662	64,418
Advances from affiliates, net	61,720	64,890
Deferred revenue and other	38,943	44,585
Accrued compensation	19,018	19,779
Accrued expenses and other	72,378	81,643
Total current liabilities	343,584	410,093
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,379,912	2,420,245
Deferred tax liabilities	236,384	266,433
Advances from affiliates	8,502	8,424
Long-term deferred revenue and other long-term liabilities	70,781	51,431
Total noncurrent liabilities	2,695,579	2,746,533
Total liabilities	3,039,163	3,156,626
Commitments and Contingencies (Note 11)

Shareholder’s Equity:
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,102,670	1,100,276
Accumulated other comprehensive loss	(18,854)	(13,539)
Accumulated deficit	(72,736)	(36,163)
Total HSS shareholder’s equity	1,011,080	1,050,574
Noncontrolling interests	8,462	9,337
Total shareholder’s equity	1,019,542	1,059,911
Total liabilities and shareholder’s equity	$4,058,705	$4,216,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Services and other revenue	$247,346	$231,584	$488,717	$471,131
Services and other revenue - DISH Network	70,818	56,761	130,637	110,923
Equipment revenue	54,345	63,635	103,839	117,261
Equipment revenue - DISH Network	25,362	899	37,233	901
Total revenue	397,871	352,879	760,426	700,216
Costs and Expenses:
Cost of sales - services and other	122,883	119,585	244,413	238,276
Cost of sales - equipment	67,873	52,575	123,581	98,883
Selling, general and administrative expenses (including DISH Network)	58,525	56,062	119,536	111,838
Research and development expenses	5,496	5,205	10,616	10,162
Depreciation and amortization	101,512	87,098	202,686	174,125
Impairment of long-lived asset	34,664	—	34,664	—
Total costs and expenses	390,953	320,525	735,496	633,284
Operating income	6,918	32,354	24,930	66,932

Other Income (Expense):
Interest income	293	671	458	1,548
Interest expense, net of amounts capitalized	(49,406)	(36,867)	(99,030)	(75,522)
Equity in earnings of unconsolidated affiliate	572	723	604	2,398
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $5, zero, $22 and zero, respectively)	(1,188)	4,018	8,470	3,744
Total other expense, net	(49,729)	(31,455)	(89,498)	(67,832)
Income (loss) before income taxes	(42,811)	899	(64,568)	(900)
Income tax benefit (provision), net	15,806	(502)	28,211	163
Net income (loss)	(27,005)	397	(36,357)	(737)
Less: Net income (loss) attributable to noncontrolling interests	176	(232)	216	(319)
Net income (loss) attributable to HSS	$(27,181)	$629	$(36,573)	$(418)

Comprehensive Income (Loss):
Net income (loss)	$(27,005)	$397	$(36,357)	$(737)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,778)	(6,839)	(5,600)	(4,351)
Unrealized gains (losses) on AFS securities and other	(249)	10,999	(317)	10,704
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(5)	—	(22)	—
Total other comprehensive income (loss), net of tax	(6,032)	4,160	(5,939)	6,353
Comprehensive income (loss)	(33,037)	4,557	(42,296)	5,616
Less: Comprehensive loss attributable to noncontrolling interests	(470)	(598)	(408)	(427)
Comprehensive income (loss) attributable to HSS	$(32,567)	$5,155	$(41,888)	$6,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(36,357)	$(737)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	202,686	174,125
Equity in earnings of unconsolidated affiliate	(604)	(2,398)
Amortization of debt issuance costs	2,651	2,456
Realized gains on marketable investment securities and other investments	(2,574)	(23)
Impairment of long-lived asset	34,664	—
Stock-based compensation	784	411
Deferred tax benefit	(31,759)	(5,575)
Changes in current assets and current liabilities, net	(37,834)	(53,722)
Changes in noncurrent assets and noncurrent liabilities, net	(3,112)	(4,447)
Other, net	(6,925)	(2,588)
Net cash flows from operating activities	121,620	107,502
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(35,964)	(63,916)
Sales and maturities of marketable investment securities	30,120	174,953
Purchases of property and equipment	(102,165)	(234,347)
Acquisition of regulatory authorizations	—	(17,981)
Changes in restricted cash and cash equivalents	7,961	705
Other, net	(4,613)	(6,413)
Net cash flows from investing activities	(104,661)	(146,999)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(35,172)	(31,671)
Advances from affiliates	—	8,000
Other	816	88
Net cash flows from financing activities	(34,356)	(23,583)
Effect of exchange rates on cash and cash equivalents	94	1,183
Net decrease in cash and cash equivalents	(17,303)	(61,897)
Cash and cash equivalents, beginning of period	136,219	125,003
Cash and cash equivalents, end of period	$118,916	$63,106

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$98,275	$97,041
Capitalized interest	$—	$24,316
Cash received for interest	$832	$4,531
Cash paid to EchoStar for income taxes	$106	$80
Cash paid for income taxes	$4,882	$4,918
Satellites and other assets financed under capital lease obligations	$1,249	$24,355
In-orbit incentive obligation for EchoStar XVI	$18,000	$—
Transfer of regulatory authorization to DISH Network included in accounts receivable	$23,000	$—
Reduction of capital lease obligation for AMC-16	$6,694	$4,735
Capital expenditures included in accounts payable	$3,833	$(37,796)
Regulatory authorization included in accrued liabilities	$—	$64,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (together with its subsidiaries is referred to as, “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of EchoStar’s stock-based compensation, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

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

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants, therefore requiring assumptions based on the best information available.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the six months ended June 30, 2013 or 2012.

As of June 30, 2013 and December 31, 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 9 for the fair value of our long-term debt.  As of June 30, 2013 and December 31, 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $48 million and $30 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 amending the presentation guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (loss).  ASU No. 2013-02 requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items either on the face of the statements of operations or in the notes to the financial statements.  ASU No. 2013-02 is effective for annual and interim periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 on January 1, 2013 did not have a material impact on our financial condition, results of operations, or cash flows.  The presentation of our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) reflects the disclosure required by ASU No. 2013-02.

In July 2013, the FASB issued ASU No. 2013-11 amending requirements for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position.  In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets.  ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013.  We do not expect the adoption of ASU No. 2013-11 to have a material impact on our financial condition, results of operations, or cash flows.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 4.                   Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$38,432	$33,035
VRDNs	6,440	6,860
Strategic	4,843	—
Other	5,567	2,527
Total marketable investment securities—current	55,282	42,422
Other investments—noncurrent:
Cost method	15,437	17,074
Equity method	12,958	12,059
Total other investments—noncurrent	28,395	29,133
Total marketable and other investments	$83,677	$71,555

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

Strategic

From time to time, we may acquire strategic investments in marketable equity securities.  Our strategic investment portfolio as of June 30, 2013 consisted of an investment in shares of common stock of one public company.  The value of our investment portfolio depends on the value of such shares of common stock.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including government bonds.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Other Investments - Noncurrent

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2013
Debt securities:
Corporate bonds	$38,480	$7	$(55)	$38,432
VRDNs	6,440	—	—	6,440
Other	5,573	—	(6)	5,567
Equity security - strategic	4,834	9	—	4,843
Total marketable investment securities	$55,327	$16	$(61)	$55,282
As of December 31, 2012
Debt securities:
Corporate bonds	$33,033	$21	$(19)	$33,035
VRDNs	6,860	—	—	6,860
Other	2,526	1	—	2,527
Total marketable investment securities	$42,419	$22	$(19)	$42,422

As of June 30, 2013, we had debt securities of $39 million with contractual maturities of one year or less and $11 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$24,970	$(24)	$18,253	$(19)
12 months or more	9,123	(37)	—	—
Total	$34,093	$(61)	$18,253	$(19)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2013 and December 31, 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$65,234	$49	$65,185	$25,678	$598	$25,080
Debt securities:
Corporate bonds	$38,432	$—	$38,432	$33,035	$—	$33,035
VRDNs	6,440	—	6,440	6,860	—	6,860
Other	5,567	—	5,567	2,527	—	2,527
Equity security - strategic	4,843	4,843	—	—	—	—
Total marketable investment securities	$55,282	$4,843	$50,439	$42,422	$—	$42,422

Note 5.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Trade accounts receivable	$149,396	$161,962
Contracts in process	21,692	39,804
Total trade accounts receivable	171,088	201,766
Allowance for doubtful accounts	(13,864)	(14,918)
Total trade accounts receivable, net	$157,224	$186,848

As of June 30, 2013 and December 31, 2012, progress billings offset against contracts in process amounted to $7 million and $5 million, respectively.

Note 6.                   Inventory

Our inventory consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Finished goods	$41,940	$46,060
Raw materials	7,927	8,688
Work-in process	6,274	4,927
Total inventory	$56,141	$59,675

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 7.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2013	2012
		(In thousands)
Land	—	$11,669	$11,383
Buildings and improvements	1 - 30	71,114	69,509
Furniture, fixtures, equipment and other	1 - 12	274,694	252,928
Customer rental equipment	1 - 5	304,708	251,707
Satellites - owned (1)	10 - 15	2,093,162	1,762,264
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	25,326	364,261
Total property and equipment		3,715,777	3,647,156
Accumulated depreciation (1)		(1,655,306)	(1,488,265)
Property and equipment, net		$2,060,471	$2,158,891

(1)   Balances previously reported as of December 31, 2012 have been reduced to exclude a satellite that was retired from commercial service prior to December 31, 2012.

“Construction in progress” consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$—	$345,090
Other	4,143	6,500
Uplinking equipment	3,625	3,242
Other	17,558	9,429
Construction in progress	$25,326	$364,261

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Satellites	$46,529	$37,060	$93,073	$74,119
Furniture, fixtures, equipment and other	12,394	12,000	25,108	24,932
Customer rental equipment	23,793	19,526	47,080	38,291
Buildings and improvements	1,245	1,150	2,485	2,295
Total depreciation expense	$83,961	$69,736	$167,746	$139,637

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellites

As of June 30, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Recent Developments

EchoStar VI and VIII.  DISH Network leases satellite capacity from us on certain of our satellites.  The leases for the EchoStar VI and VIII satellites expired in accordance with their terms in the first quarter of 2013.  DISH Network no longer leases capacity from us on the EchoStar VI satellite; however, in May 2013 DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare. Subject to certain terms and conditions, this lease expires on February 1, 2014.  EchoStar VI was fully depreciated in August 2012.

EchoStar XVI.  In November 2012, we launched our EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is leased to DISH Network for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or commercial operations.  There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.  The recent satellite anomalies that affected certain of our satellites are discussed below.

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States (“CONUS”).  As a result of the failure of traveling wave tube amplifiers (“TWTAs”) in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.  EchoStar III was fully depreciated in 2009.

Leased Satellites

Pursuant to our satellite lease agreements, we are entitled to a reduction in our monthly recurring lease payments in the event of a partial loss of satellite capacity, which ordinarily results in a corresponding reduction in the related capital lease obligation and the carrying amount of the respective satellite.

AMC-16.  As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Therefore, subsequent reductions in our recurring lease payments are recognized as gains in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In February 2012, AMC-16 experienced a solar-power anomaly, causing a partial loss that reduced its capacity.  As a result, effective

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

in May 2012, our monthly recurring payment was reduced and therefore our capital lease obligation was lowered by $5 million and a corresponding gain of $5 million was recorded in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012, respectively.  In November 2012, AMC-16 experienced a solar-power anomaly, which caused a partial loss of the satellite capacity.  Accordingly, we reduced our capital lease obligation and recognized a corresponding gain of $7 million during the first quarter of 2013.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

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

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available.  Our ongoing engineering analysis, completed in consultation with the satellite manufacturer, has indicated that further loss of available electrical power and resulting capacity loss is likely.  The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  In connection with the preparation of our financial statements as of June 30, 2013, we determined that the net cash flows from DISH Network are not likely to be sufficient to recover the carrying amount of the satellite.  Consequently, we recognized a $35 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11 million as of June 30, 2013.  Our fair value estimate was determined using probability-weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy.  Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power.  In connection with our impairment analysis, we revised our estimate of the useful life of the satellite.  Effective in July 2013, the $11 million adjusted carrying amount of EchoStar XII will be depreciated over its remaining estimated useful life of 18 months.

Note 8.                   Goodwill and Other Intangible Assets

Goodwill

Goodwill is assigned to reporting units of our operating segments and is subject to impairment testing annually or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount.  As of June 30, 2013, all $504 million of our goodwill is assigned to the Hughes segment.  We applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment as of April 1, 2013. Based on our assessment, we determined that no further testing of goodwill for impairment was necessary as it is not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Regulatory Authorizations

In June 2013 we entered into an agreement with DISH Network pursuant to which we conveyed to DISH Network certain of our rights under a Canadian regulatory authorization to develop certain spectrum rights at the 103 degree west longitude orbital location, which we acquired in 2012.  The agreement requires DISH Network to pay us certain amounts in cash in August 2013 in exchange for these rights.  In accordance with accounting principles that apply to transfers of assets between companies under common control, we will not recognize any gain on this transaction.  Rather, we increased our additional paid-in capital to reflect the excess of the cash payment over the carrying amount of the derecognized intangible asset, net of related income taxes.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	June 30, 2013			December 31, 2012
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(109,655)	$160,645	$270,300	$(90,289)	$180,011
Contract-based	4	64,800	(43,531)	21,269	64,800	(37,930)	26,870
Technology-based	6	51,417	(17,862)	33,555	51,417	(13,577)	37,840
Trademark portfolio	20	29,700	(3,094)	26,606	29,700	(2,351)	27,349
Favorable leases	4	4,707	(2,452)	2,255	4,707	(1,863)	2,844
Total other intangible assets		$420,924	$(176,594)	$244,330	$420,924	$(146,010)	$274,914

Customer relationships are amortized predominantly in relation to the estimated cash flows over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Our total amortization expense was $18 million and $17 million for the three months ended June 30, 2013 and 2012, respectively, and $35 million and $34 million for the six months ended June 30, 2013 and 2012, respectively.

Note 9.                   Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,171,500	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	900,000	960,750	900,000	1,026,450
Other	1,486	1,486	1,902	1,902
Subtotal	2,001,486	$2,133,736	2,001,902	$2,238,352
Capital lease obligations (1)	443,088		482,761
Total debt and capital lease obligations	2,444,574		2,484,663
Less: Current portion	(64,662)		(64,418)
Long-term portion of debt and capital lease obligations	$2,379,912		$2,420,245

(1)         Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 10.            Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, income and losses from investments, changes in laws and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax benefit totaled approximately $28 million for the six months ended June 30, 2013, an increase of $28 million, compared to the same period in 2012.  Our effective income tax rate was 44% for the six months ended June 30, 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the establishment of valuation allowances on certain current year foreign losses.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate results from lower pre-tax income in the current year.

The IRS has completed its field audit of EchoStar’s federal income tax return for calendar year 2008.  We may be subject to examination by the IRS for all years thereafter.  The completion of the audit did not have a material effect on our income tax benefit or effective tax rate for calendar year 2013.

Note 11.            Commitments and Contingencies

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

CreateAds, LLC

On February 7, 2013, CreateAds, LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary,  in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Note 12.            Segment Reporting

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  For the three and six months ended June 30, 2013 and 2012, transactions between segments were not significant.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2013
Total revenue	$314,948	$84,872	$(1,949)	$397,871
Capital expenditures	$45,493	$60	$—	$45,553
EBITDA	$73,394	$33,667	$577	$107,638

For the Three Months Ended June 30, 2012
Total revenue	$282,825	$71,438	$(1,384)	$352,879
Capital expenditures	$101,595	$29,836	$—	$131,431
EBITDA	$70,224	$53,472	$729	$124,425

For the Six Months Ended June 30, 2013
Total revenue	$604,347	$159,074	$(2,995)	$760,426
Capital expenditures	$89,833	$12,332	$—	$102,165
EBITDA	$137,375	$98,473	$626	$236,474

For the Six Months Ended June 30, 2012
Total revenue	$557,043	$145,021	$(1,848)	$700,216
Capital expenditures	$176,395	$57,952	$—	$234,347
EBITDA	$139,426	$105,672	$2,420	$247,518

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
EBITDA	$107,638	$124,425	$236,474	$247,518
Interest expense, net	(49,113)	(36,196)	(98,572)	(73,974)
Depreciation and amortization	(101,512)	(87,098)	(202,686)	(174,125)
Net income (loss) attributable to noncontrolling interests	176	(232)	216	(319)
Income (loss) before income taxes	$(42,811)	$899	$(64,568)	$(900)

Note 13.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expenses for services received from EchoStar of $2 million and $4 million for the three months ended June 30, 2013 and 2012, respectively, and $5 million and $7 million for the six months ended June 30, 2013 and 2012, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

In April 2012, HNS Americas Comunicacoes LTDA (“Hughes Brazil”), a wholly-own subsidiary of Hughes Communications, entered into an agreement with EchoStar pursuant to which EchoStar loaned Hughes Brazil approximately $8 million (the “EchoStar Loan”).  The EchoStar Loan matures in April 2017.  Interest is accrued at the one-year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and is payable quarterly in cash or capitalized into the outstanding principal amount.  In addition, in August 2012, Hughes Brazil entered into a Brazilian real-denominated loan agreement (the “Brazil Loan”) with EchoStar do Brazil Participacoes LTDA. (“EchoStar Brazil”), a wholly-own subsidiary of EchoStar, pursuant to which EchoStar Brazil loaned Hughes Brazil approximately 132 million reais (approximately $60 million based on the June 30, 2013 exchange rate).  The Brazil Loan was subsequently assigned to EchoStar 45 Telecomunicacoes Ltda (“EchoStar 45”), a wholly-owned subsidiary of EchoStar Brazil.  Interest is accrued at the one-year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and is payable together with the principal amount.  As of June 30, 2013 and December 31, 2012, we have aggregate outstanding loan balances of $68 million and $73 million, respectively, including accrued interest, for the EchoStar Loan and the Brazil Loan included in “Advances from affiliates, net” on our Condensed Consolidated Balance Sheets.

In July 2013, Anatel, the Brazilian communications regulatory authority granted Hughes Brazil permission to transfer the acquired right to use the 45 degree west longitude orbital location, to EchoStar 45.  This transfer is expected to be completed in August 2013 in exchange for the forgiveness of the Brazil Loan, which matured in July 2013, and cash sufficient to cover the balance of the EchoStar Loan and costs incurred by Hughes Brazil associated with the Brazil Loan.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate public companies and DISH Network has no ownership interest in EchoStar or us.  However, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following the Spin-off, EchoStar and DISH Network have entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  EchoStar also may enter into additional agreements with DISH Network in the future.

Generally, the amounts DISH Network pays for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of the principal agreements that we or EchoStar have entered into with DISH Network that may have an impact on our financial position and results of operations.

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fails; or (iv) a certain date, which depends upon, among other

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms.  DISH Network no longer leases capacity from us on the EchoStar VI satellite; however, in May 2013 DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease expires on February 2014.

EchoStar IX.  DISH Network leases certain satellite capacity from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to lease satellite capacity from us on EchoStar IX on a month-to-month basis.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to lease from us all of the capacity on EchoStar XVI, a DBS satellite.  EchoStar XVI was launched in November 2012 and placed at the 61.5 degree orbital location.  Under the original transponder service agreement, the initial term generally expired upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite failed; (iii) the date the transponder(s) on which service was being provided under the agreement failed; or (iv) ten years following the actual service commencement date.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, DISH Network also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with us, pursuant to which they lease from us all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009 when the Nimiq 5 satellite was placed into service and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES, which provides, among other things, for the provision by SES to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network leases 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue to provide service through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

103 Degree Orbital Location/SES-3.  During May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  During June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights Agreement.

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we lease certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network leases certain satellite capacity from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

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

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Communications provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with Hughes Communications pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment.  The term

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

Radio Access Network Agreement.  On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network (“RAN”) for a fixed fee.  The completion of the RAN under this agreement is expected to occur on or before November 29, 2014.  This agreement generally may be terminated by DISH Network at any time for convenience.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The initial term of the RUS Agreement continues until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS.  The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

“General and administrative expenses — DISH Network”

Management Services Agreement.  EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which are primarily accounting services) to us and EchoStar.  Specifically, Paul W. Orban remains employed by DISH Network, but also served as EchoStar’s Senior Vice President and Controller through April 2012.  EchoStar made payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us and EchoStar under the Management Services Agreement.  EchoStar also reimbursed DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us and EchoStar.  EchoStar and DISH Network evaluated all charges for reasonableness at least annually and made any adjustments to these charges as EchoStar and DISH Network mutually agreed upon.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

The Management Services Agreement automatically renewed on January 1, 2013 for an additional one-year period until January 1, 2014 and renews automatically for successive one-year periods thereafter, unless terminated earlier: (i) by EchoStar at any time upon at least 30 days notice; (ii) by DISH Network at the end of any renewal term, upon at least 180 days notice; or (iii) by DISH Network upon notice to EchoStar, following certain changes in control.  EchoStar terminated the Management Services Agreement, effective June 15, 2013.

Professional Services Agreement.  Prior to 2010, in connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

EchoStar XV.  In May 2013, we began leasing certain satellite capacity from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location for testing pursuant to our Brazilian authorization.  Subject to certain conditions, the capacity agreement expires on February 1, 2014.  Additionally, subject to certain conditions, we have certain rights to extend the service term of the satellite capacity agreement for three years.  Subject to certain conditions, DISH Network has the right to terminate the capacity agreement prior to the date of expiration and have the satellite relocated from the 45 degree west longitude orbital location.

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

In light of the tax sharing agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an amount that includes $95 million of the federal tax benefit they received as a result of our operations.

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition for DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 45% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2013.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.  For the three and six months ended June 30, 2012, Hughes Systique provided $0.3 million and $0.5 million, respectively, of software development services to EchoStar.  For the three and six months ended June 30, 2013, Hughes Systique did not provide software development services to EchoStar.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Dish Mexico

During 2008, EchoStar entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico.  We account for our investment in DISH Mexico using the equity method.  We recognized satellite services revenue from Dish Mexico of $6 million and $2 million for the three months ended June 30, 2013 and 2012, respectively, and $11 million and $4 million for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, our accounts receivable balance due from Dish Mexico was $3 million and $3 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponders services and the sale of broadband equipment of $0.5 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, we have receivables from Deluxe of approximately $0.3 million and $0.8 million, respectively.

Note 14.            Supplemental Guarantor and Non-Guarantor Financial Information

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$61,466	$40,513	$16,937	$—	$118,916
Marketable investment securities	55,282	—	—	—	55,282
Trade accounts receivable, net	—	105,702	51,522	—	157,224
Trade accounts receivable - DISH Network, net	—	53,887	214	—	54,101
Advances to affiliates, net	330,884	252	—	(317,757)	13,379
Inventory	—	48,789	7,352	—	56,141
Other current assets	17	49,411	21,408	(4,480)	66,356
Total current assets	447,649	298,554	97,433	(322,237)	521,399
Restricted cash and cash equivalents	11,654	7,500	951	—	20,105
Property and equipment, net	—	2,034,342	26,129	—	2,060,471
Regulatory authorizations	—	471,658	65,535	—	537,193
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	244,330	—	—	244,330
Investment in subsidiaries	—	60,915	—	(60,915)	—
Advances to affiliates	2,544,147	1,716	—	(2,545,863)	—
Other noncurrent assets, net	47,625	115,953	7,456	—	171,034
Total assets	$3,051,075	$3,739,141	$197,504	$(2,929,015)	$4,058,705
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$—	$69,245	$17,617	$—	$86,862
Trade accounts payable - DISH Network	1	—	—	—	1
Current portion of long-term debt and capital lease obligations	—	62,804	1,858	—	64,662
Advances from affiliates, net	—	434,308	77,155	(449,743)	61,720
Accrued expenses and other	39,994	75,310	19,515	(4,480)	130,339
Total current liabilities	39,995	641,667	116,145	(454,223)	343,584
Long-term debt and capital lease obligations, net of current portion	2,000,000	378,606	1,306	—	2,379,912
Advances from affiliates	—	2,543,797	10,568	(2,545,863)	8,502
Other long-term liabilities	—	307,057	108	—	307,165
Total HSS shareholder’s equity (deficit)	1,011,080	(131,986)	60,915	71,071	1,011,080
Noncontrolling interests	—	—	8,462	—	8,462
Total liabilities and shareholder’s equity	$3,051,075	$3,739,141	$197,504	$(2,929,015)	$4,058,705

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended June 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$213,728	$39,154	$(5,536)	$247,346
Services and other revenue - DISH Network	—	70,646	172	—	70,818
Equipment revenue	—	48,277	23,980	(17,912)	54,345
Equipment revenue - DISH Network	—	25,362	—	—	25,362
Total revenue	—	358,013	63,306	(23,448)	397,871
Costs and Expenses:
Costs of sales - services and other	—	102,983	25,291	(5,391)	122,883
Cost of sales - equipment	—	62,006	23,446	(17,579)	67,873
Selling, general and administrative expenses (including DISH Network)	—	50,942	8,061	(478)	58,525
Research and development expenses	—	5,496	—	—	5,496
Depreciation and amortization	—	99,839	1,673	—	101,512
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	355,930	58,471	(23,448)	390,953
Operating income	—	2,083	4,835	—	6,918
Other Income (Expense):
Interest income	48,928	29	142	(48,806)	293
Interest expense, net of amounts capitalized	(36,369)	(61,331)	(512)	48,806	(49,406)
Equity in earnings (losses) of subsidiaries, net	(35,144)	1,622	—	33,522	—
Other, net	5	913	(1,534)	—	(616)
Total other expense, net	(22,580)	(58,767)	(1,904)	33,522	(49,729)
Income (loss) before income taxes	(22,580)	(56,684)	2,931	33,522	(42,811)
Income tax benefit (provision), net	(4,601)	21,634	(1,227)	—	15,806
Net income (loss)	(27,181)	(35,050)	1,704	33,522	(27,005)
Less: Net income attributable to noncontrolling interests	—	—	176	—	176
Net income (loss) attributable to HSS	$(27,181)	$(35,050)	$1,528	$33,522	$(27,181)
Comprehensive Income (Loss):
Net income (loss)	$(27,181)	$(35,050)	$1,704	$33,522	$(27,005)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(5,778)	—	(5,778)
Unrealized gains (losses) on AFS securities	(254)	—	5	—	(249)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(5)	—	—	—	(5)
Equity in other comprehensive loss of subsidiaries, net	(5,127)	(5,132)	—	10,259	—
Total other comprehensive loss, net of tax:	(5,386)	(5,132)	(5,773)	10,259	(6,032)
Comprehensive loss	(32,567)	(40,182)	(4,069)	43,781	(33,037)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(470)	—	(470)
Comprehensive loss attributable to HSS	$(32,567)	$(40,182)	$(3,599)	$43,781	$(32,567)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended June 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$199,433	$35,374	$(3,223)	$231,584
Services and other revenue - DISH Network	—	56,761	—	—	56,761
Equipment revenue	—	57,508	9,621	(3,494)	63,635
Equipment revenue - DISH Network	—	899	—	—	899
Total revenue	—	314,601	44,995	(6,717)	352,879
Costs and Expenses:
Costs of sales - services and other	—	99,592	23,098	(3,105)	119,585
Cost of sales - equipment	—	49,226	6,982	(3,633)	52,575
Selling, general and administrative expenses (including DISH Network)	712	47,097	8,232	21	56,062
Research and development expenses	—	5,205	—	—	5,205
Depreciation and amortization	—	84,691	2,407	—	87,098
Total costs and expenses	712	285,811	40,719	(6,717)	320,525
Operating income (loss)	(712)	28,790	4,276	—	32,354
Other Income (expense):
Interest income	45,638	29	818	(45,814)	671
Interest expense, net of amounts capitalized	(36,275)	(45,594)	(812)	45,814	(36,867)
Equity in earnings (losses) of subsidiaries, net	(10,952)	2,694	—	8,258	—
Other, net	5	5,323	(587)	—	4,741
Total other income (expense)	(1,584)	(37,548)	(581)	8,258	(31,455)
Income (loss) before income taxes	(2,296)	(8,758)	3,695	8,258	899
Income tax benefit (provision), net	2,925	(2,370)	(1,057)	—	(502)
Net income (loss)	629	(11,128)	2,638	8,258	397
Less: Net loss attributable to noncontrolling interests	—	—	(232)	—	(232)
Net income (loss) attributable to HSS	$629	$(11,128)	$2,870	$8,258	$629
Comprehensive Income (Loss):
Net income (loss)	$629	$(11,128)	$2,638	$8,258	$397
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(6,839)	—	(6,839)
Unrealized gains on AFS securities and other	267	10,732	—	—	10,999
Equity in other comprehensive income (loss) of subsidiaries	4,259	(6,473)	—	2,214	—
Total other comprehensive income (loss), net of tax	4,526	4,259	(6,839)	2,214	4,160
Comprehensive income (loss)	5,155	(6,869)	(4,201)	10,472	4,557
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(598)	—	(598)
Comprehensive income (loss) attributable to HSS	$5,155	$(6,869)	$(3,603)	$10,472	$5,155

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

for the Six Months Ended June 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$423,122	$75,746	$(10,151)	$488,717
Services and other revenue - DISH Network	—	130,278	359	—	130,637
Equipment revenue	—	96,963	29,869	(22,993)	103,839
Equipment revenue - DISH Network	—	37,233	—	—	37,233
Total revenue	—	687,596	105,974	(33,144)	760,426
Costs and Expenses:
Costs of sales - services and other	—	202,770	51,460	(9,817)	244,413
Cost of sales - equipment	—	118,019	27,929	(22,367)	123,581
Selling, general and administrative expenses (including DISH Network)	—	104,590	15,906	(960)	119,536
Research and development expenses	—	10,616	—	—	10,616
Depreciation and amortization	—	199,089	3,597	—	202,686
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	669,748	98,892	(33,144)	735,496
Operating income	—	17,848	7,082	—	24,930
Other Income (Expense):
Interest income	97,489	60	200	(97,291)	458
Interest expense, net of amounts capitalized	(72,713)	(122,525)	(1,083)	97,291	(99,030)
Equity in earnings (losses) of subsidiaries, net	(52,290)	2,316	—	49,974	—
Other, net	22	10,214	(1,162)	—	9,074
Total other expense, net	(27,492)	(109,935)	(2,045)	49,974	(89,498)
Income (loss) before income taxes	(27,492)	(92,087)	5,037	49,974	(64,568)
Income tax benefit (provision), net	(9,081)	39,991	(2,699)	—	28,211
Net income (loss)	(36,573)	(52,096)	2,338	49,974	(36,357)
Less: Net income attributable to noncontrolling interests	—	—	216	—	216
Net income (loss) attributable to HSS	$(36,573)	$(52,096)	$2,122	$49,974	$(36,573)
Comprehensive Income (Loss):
Net income (loss)	$(36,573)	$(52,096)	$2,338	$49,974	$(36,357)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(5,600)	—	(5,600)
Unrealized gains (losses) on AFS securities and other	(339)	—	22	—	(317)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(22)	—	—	—	(22)
Equity in other comprehensive loss of subsidiaries, net	(4,954)	(4,954)	—	9,908	—
Total other comprehensive loss, net of tax:	(5,315)	(4,954)	(5,578)	9,908	(5,939)
Comprehensive loss	(41,888)	(57,050)	(3,240)	59,882	(42,296)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(408)	—	(408)
Comprehensive loss attributable to HSS	$(41,888)	$(57,050)	$(2,832)	$59,882	$(41,888)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

for the Six Months Ended June 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$405,179	$72,089	$(6,137)	$471,131
Services and other revenue - DISH Network	—	110,923	—	—	110,923
Equipment revenue	—	109,691	16,444	(8,874)	117,261
Equipment revenue - DISH Network	—	901	—	—	901
Total revenue	—	626,694	88,533	(15,011)	700,216
Costs and Expenses:
Costs of sales - services and other	—	196,909	47,244	(5,877)	238,276
Cost of sales - equipment	—	95,210	12,002	(8,329)	98,883
Selling, general and administrative expenses (including DISH Network)	1,263	94,192	17,188	(805)	111,838
Research and development expenses	—	10,162	—	—	10,162
Depreciation and amortization	—	169,576	4,549	—	174,125
Total costs and expenses	1,263	566,049	80,983	(15,011)	633,284
Operating income (loss)	(1,263)	60,645	7,550	—	66,932
Other Income (Expense):
Interest income	91,038	230	1,410	(91,130)	1,548
Interest expense, net of amounts capitalized	(72,519)	(92,668)	(1,465)	91,130	(75,522)
Equity in earnings (losses) of subsidiaries, net	(17,289)	3,713	—	13,576	—
Other, net	23	7,173	(1,054)	—	6,142
Total other income (expense), net	1,253	(81,552)	(1,109)	13,576	(67,832)
Income (loss) before income taxes	(10)	(20,907)	6,441	13,576	(900)
Income tax benefit (provision), net	(408)	3,522	(2,951)	—	163
Net income (loss)	(418)	(17,385)	3,490	13,576	(737)
Less: Net loss attributable to noncontrolling interests	—	—	(319)	—	(319)
Net income (loss) attributable to HSS	$(418)	$(17,385)	$3,809	$13,576	$(418)
Comprehensive Income (Loss):
Net income (loss)	$(418)	$(17,385)	$3,490	$13,576	$(737)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(4,351)	—	(4,351)
Unrealized gains on AFS securities and other	998	9,706	—	—	10,704
Equity in other comprehensive income (loss) of subsidiaries, net	5,463	(4,243)	—	(1,220)	—
Total other comprehensive income (loss), net of tax:	6,461	5,463	(4,351)	(1,220)	6,353
Comprehensive income (loss)	6,043	(11,922)	(861)	12,356	5,616
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(427)	—	(427)
Comprehensive income (loss) attributable to HSS	$6,043	$(11,922)	$(434)	$12,356	$6,043

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(36,573)	$(52,096)	$2,338	$49,974	$(36,357)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	79,360	130,868	(2,277)	(49,974)	157,977
Net cash flows from operating activities	42,787	78,772	61	—	121,620
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(35,964)	—	—	—	(35,964)
Sales and maturities of marketable investment securities	30,120	—	—	—	30,120
Purchases of property and equipment	—	(96,143)	(6,022)	—	(102,165)
Changes in restricted cash and cash equivalents	425	7,536	—	—	7,961
Other, net	—	(4,684)	71	—	(4,613)
Net cash flows from investing activities	(5,419)	(93,291)	(5,951)	—	(104,661)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(33,591)	(1,581)	—	(35,172)
Other	—	—	816	—	816
Net cash flows from financing activities	—	(33,591)	(765)	—	(34,356)
Effect of exchange rates on cash and cash equivalents	—	—	94	—	94
Net increase (decrease) in cash and cash equivalents	37,368	(48,110)	(6,561)	—	(17,303)
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of period	$61,466	$40,513	$16,937	$—	$118,916

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(418)	$(17,385)	$3,490	$13,576	$(737)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(166,992)	291,561	(2,754)	(13,576)	108,239
Net cash flows from operating activities	(167,410)	274,176	736	—	107,502
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(63,916)	—	—	—	(63,916)
Sales and maturities of marketable investment securities	174,953	—	—	—	174,953
Purchases of property and equipment	—	(231,555)	(2,792)	—	(234,347)
Acquisition of Hughes Communications, net	—	(9,981)	(8,000)	—	(17,981)
Changes in restricted cash and cash equivalents	(2,269)	2,830	144	—	705
Other, net	(342)	(6,071)	—	—	(6,413)
Net cash flows from investing activities	108,426	(244,777)	(10,648)	—	(146,999)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(30,703)	(968)	—	(31,671)
Advances from affiliates	—	—	8,000	—	8,000
Other	(229)	6	311	—	88
Net cash flows from financing activities	(229)	(30,697)	7,343	—	(23,583)
Effect of exchange rates on cash and cash equivalents	—	—	1,183	—	1,183
Net decrease in cash and cash equivalents	(59,213)	(1,298)	(1,386)	—	(61,897)
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$11,390	$39,556	$12,160	$—	$63,106

Note 15.            Subsequent Events

In July 2013, Anatel, the Brazilian communications regulatory authority granted Hughes Brazil permission to transfer the acquired right to use the 45 degree west longitude orbital location, to EchoStar 45.  This transfer is expected to be completed in August 2013 in exchange for the forgiveness of the Brazil Loan, which matured in July 2013, and cash sufficient to cover the balance of the EchoStar Loan and costs incurred by Hughes Brazil associated with the Brazil Loan.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this quarterly report.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations and contains forward-looking statements that involve risks and uncertainties.  The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A. Risk Factors.”

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

As of June 30, 2013 and December 31, 2012, our Hughes segment had approximately 736,000 and 636,000 subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Not included in the subscriber totals above were approximately 35,000 and 23,000 subscribers as of June 30, 2013 and December 31, 2012, respectively, receiving services through third-parties who have capacity arrangements with us.  Subscribers reported in previous periods included those receiving services through third-parties who have capacity arrangements with us and have been adjusted in this report to exclude such arrangements.  As of June 30, 2013 and December 31, 2012, we had $1.064 billion and $1.063 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including EchoStar XVI launched in November 2012.  We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, Internet service providers, broadcast news organizations, programmers and private enterprise customers.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties.  However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of our operations are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  As of June 30, 2013 and December 31, 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.290 billion and $1.440 billion, respectively.

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

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

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

Research and development expenses.  “Research and development expenses” primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovations to our customers.

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Impairment of long-lived asset.  “Impairment of long-lived asset” includes our impairment of the EchoStar XII satellite.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with long-term debt, capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” includes our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and reductions to our capital lease payments as a result of a partial loss of satellite capacity associated with our satellites accounted for as capital leases.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” plus “Interest expense, net of amounts capitalized” net of “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”).  This “non-GAAP measure” is reconciled to “Net income (loss) attributable to HSS” in our discussion of “Results of Operations” below.  EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.  Subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.

	As of or for the Six Months Ended June 30,		Variance
Statement of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue	$488,717	$471,131	$17,586	3.7
Services and other revenue - DISH Network	130,637	110,923	19,714	17.8
Equipment revenue	103,839	117,261	(13,422)	(11.4)
Equipment revenue - DISH Network	37,233	901	36,332	*
Total revenue	760,426	700,216	60,210	8.6
Costs and Expenses:
Cost of sales - services and other	244,413	238,276	6,137	2.6
% of Total services and other revenue	39.5%	40.9%
Cost of sales - equipment	123,581	98,883	24,698	25.0
% of Total equipment revenue	87.6%	83.7%
Selling, general and administrative expenses (including DISH Network)	119,536	111,838	7,698	6.9
% of Total revenue	15.7%	16.0%
Research and development expenses	10,616	10,162	454	4.5
% of Total revenue	1.4%	1.5%
Depreciation and amortization	202,686	174,125	28,561	16.4
Impairment of long-lived asset	34,664	—	34,664	*
Total costs and expenses	735,496	633,284	102,212	16.1
Operating income	24,930	66,932	(42,002)	(62.8)
Other Income (Expense):
Interest income	458	1,548	(1,090)	(70.4)
Interest expense, net of amounts capitalized	(99,030)	(75,522)	(23,508)	31.1
Equity in earnings of unconsolidated affiliate, net	604	2,398	(1,794)	(74.8)
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $22 and zero, respectively)	8,470	3,744	4,726	*
Total other expense, net	(89,498)	(67,832)	(21,666)	31.9
Loss before income taxes	(64,568)	(900)	(63,668)	*
Income tax benefit, net	28,211	163	28,048	*
Net loss	(36,357)	(737)	(35,620)	*
Less: Net income (loss) attributable to noncontrolling interests	216	(319)	535	*
Net loss attributable to HSS	$(36,573)	$(418)	$(36,155)	*

Other Data:
EBITDA	$236,474	$247,518	$(11,044)	(4.5)
Subscriber (1)	736,000	601,000	135,000	22.5

* Percentage is not meaningful.

(1)         Excludes 35,000 and 23,000 subscribers as of June 30, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Services and other revenue.  “Services and other revenue,” including “Services and other revenue — DISH Network,” totaled $619 million for the six months ended June 30, 2013, an increase of $37 million or 6.4%, compared to the same period in 2012.

Services and other revenue from our Hughes segment for the six months ended June 30, 2013 increased by $25 million, or 5.7%, to $463 million compared to the same period in 2012.  The increase was primarily due to increased revenue of $13 million attributable to revenue earned pursuant to the Distribution Agreement with dishNET that began in October 2012 and $12 million from an increase in sales of broadband services to our enterprise and consumer markets.  See Note 13 in the Notes to our Condensed Consolidated Financial Statement for further discussion of our agreements with Dish Network.

Service and other revenue from our EchoStar Satellite Services segment for the six months ended June 30, 2013 increased by $14 million, or 9.7%, to $159 million compared to the same period in 2012.  The increase was mainly due to an increase in sales of transponder services provided to DISH Network and other customers in 2013 compared to 2012.

Equipment revenue.  “Equipment revenue” totaled $104 million for the six months ended June 30, 2013, a decrease of $13 million or 11.4%, compared to the same period in 2012.  The decrease was mainly due to a decrease in sales of networking system equipment to customers in the enterprise market by our Hughes segment.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $37 million for the six months ended June 30, 2013, an increase of $36 million, compared to the same period in 2012.  The increase was primarily due to the commencement of broadband equipment sales to DISH Network by our Hughes segment pursuant to the Distribution Agreement we entered into with dishNET in October 2012.  See Note 13 in the Notes to our Condensed Consolidated Financial Statements for further discussion.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $244 million for the six months ended June 30, 2013, an increase of $6 million or 2.6%, compared to the same period in 2012.

Cost of sales — services and other from our Hughes segment for the six months ended June 30, 2013 increased by $12 million, or 6.0%, to $219 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales of $10 million as a result of an increase in sales of broadband services to our enterprise market and $2 million of increased costs related primarily to the Distribution Agreement with DISH Network.  See Note 13 in the Notes to our Condensed Consolidated Financial Statement for further discussion of our agreements with DISH Network.

Cost of sales — services and other from our EchoStar Satellite Services segment for the six months ended June 30, 2013 decreased by $5 million, or 14.6%, to $28 million compared to the same period in 2012.  The decrease was primarily attributable to a decrease of $8 million due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by $3 million of increased costs relating to the increase in transponder revenue in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $124 million for the six months ended June 30, 2013, an increase of $25 million or 25.0%, compared to the same period in 2012.  The increase was primarily attributable to an increase in cost of sales on broadband equipment sold to DISH Network of $32 million by our Hughes segment pursuant to the Distribution Agreement we entered into with dishNET.  The increase was partially offset by a decrease in cost of sales of $7 million of networking system equipment to customers in the enterprise market by our Hughes segment.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $120 million for the six months ended June 30, 2013, an increase of $8 million or 6.9%, compared to the same period in 2012.  The increase was attributable to an increase in marketing and advertising expenses of $13 million incurred by our Hughes segment which was partially offset by a decrease in general and administrative expenses of $5 million.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $203 million for the six months ended June 30, 2013, an increase of $29 million or 16.4%, compared to the same period in 2012.  The increase was primarily related to an increase in depreciation of: (i) $17 million from our Hughes segment related to depreciation from EchoStar XVII, which was placed into service in October 2012, as well as an increase in depreciation of $9 million associated with customer rental equipment and (ii) $12 million from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013, partially offset by a decrease in depreciation of $10 million on EchoStar VI, which was fully depreciated in August 2012.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled $35 million for the six months ended June 30, 2013, an increase of $35 million, compared to the same period in 2012 due to the impairment of our EchoStar XII satellite of $35 million in June 2013.  See Note 7 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $99 million for the six months ended June 30, 2013, an increase of $24 million or 31.1%, compared to the same period in 2012.  The increase was mainly due to a decrease in capitalization of interest expense of $24 million associated with EchoStar XVII and EchoStar XVI as they were placed into service in October 2012 and January 2013, respectively.

Other, net.  “Other, net” totaled $8 million for the six months ended June 30, 2013, an increase of $5 million, compared to the same period in 2012.  The increase was attributable to increased gains of $2 million as a result of the reduction of the capital lease obligation for the AMC-16 satellite, and $3 million gain recognized from a conversion of an investment into a marketable investment security.

Earnings before interest, taxes, depreciation and amortization. “EBITDA” was $236 million for the six months ended June 30, 2013, a decrease of $11 million or 4.5%, compared to the same period in 2012. The decrease was primarily due to the impairment of our EchoStar XII satellite of approximately $35 million in June 2013. The decrease in EBITDA was partially offset by the increase in net earnings of $21 million from the sales of our services and other revenue and equipment revenue, including DISH Network, higher gain of $2 million associated with the AMC-16 satellite compared to the same period in 2012, and $3 million gain recognized from the conversion of an investment to a marketable investment security. The following table reconciles EBITDA to the accompanying financial statements.

	For the Six Months Ended June 30,		Variance
	2013	2012	Amount	%
	(In thousands)
EBITDA	$236,474	$247,518	$(11,044)	(4.5)
Interest expense, net	(98,572)	(73,974)	(24,598)	33.3
Income tax benefit, net	28,211	163	28,048	*
Depreciation and amortization	(202,686)	(174,125)	(28,561)	16.4
Net loss attributable to HSS	$(36,573)	$(418)	$(36,155)	*

* Percentage is not meaningful.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

EBITDA for our Hughes segment for the six months ended June 30, 2013 was $137 million, a decrease of $2 million, or 1.5%, compared to the same period in 2012.  The decrease was due to a decrease in operating income of $4 million, partially offset by an increase in gains on marketable investment securities of $3 million.  Revenues increased $47 million primarily as a result of our Distribution Agreement with dishNET.  This increase in revenue was partially offset by an increase in cost of goods sold of $37 million and an increase of $13 million in marketing and advertising expenses.

EBITDA for our EchoStar Satellite Services segment for the six months ended June 30, 2013 was $98 million, a decrease of $7 million, or 6.8%, compared to the same period in 2012.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to the impairment of our EchoStar XII satellite of approximately $35 million in June 2013, offset partially by a $14 million increase in revenue from an increase in the sales of transponder services provided in 2013 compared to 2012, a decrease in cost of sales of $8 million relating to the termination of our satellite lease contract with DISH Network on EchoStar I, effective July 2012, and an increase in gains of $2 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Income tax benefit, net.  Income tax benefit, net totaled approximately $28 million for the six months ended June 30, 2013, an increase of $28 million, compared to the same period in 2012.  Our effective income tax rate was 44% for the six months ended June 30, 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the establishment of the valuation allowances on certain current year foreign losses.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate results from lower pre-tax income in the current year.

Net loss attributable to HSS.  “Net loss attributable to HSS” was $37 million for the six months ended June 30, 2013, a decrease of $36 million, compared to the same period in 2012.  The change was primarily attributable to: (i) the impairment of our EchoStar XII satellite of approximately $35 million in June 2013; (ii) an increase in depreciation of $29 million; (iii) decrease in capitalization of interest expense of $24 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively; and (iv) an increase in selling, general and administrative expenses of $8 million.  The increase in “Net loss attributable to HSS” was partially offset by a $28 million increase in tax benefit and an increase in net earnings of $29 million from the sales of our services and other revenue and equipment revenue, including DISH Network.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

CreateAds, LLC

On February 7, 2013, CreateAds, LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary,  in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our indirect wholly-owned subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  For the six months ended June 30, 2013, there were no material changes in our risk factors as previously disclosed.

Item 6.         EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 6, 2013	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: August 6, 2013	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)