Form 10-Q
period 2013-09-30
Hughes Satellite Systems Corp
filed 2013-11-12
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2013, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

Disclosure Regarding Forward-Looking Statements		i

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Narrative Analysis of Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	43

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults upon Senior Securities	*

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits	46

Signatures		47

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

For further discussion of these risks and uncertainties, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks and uncertainties include, but are not limited to, the following:

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

i

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

ii

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

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear.  Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements.  We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in other reports we file with the SEC.

In this report, the words “HSS,” the “Company,” “we,” “our” and “us” refer to Hughes Satellite Systems Corporation and its subsidiaries, unless the context otherwise requires.  “EchoStar” refers to EchoStar Corporation and its subsidiaries, unless the context otherwise requires.  “DISH Network” refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$198,592	$136,219
Marketable investment securities	76,104	42,422
Trade accounts receivable, net of allowance for doubtful accounts of $12,907 and $14,918, respectively	146,051	186,848
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	48,528	36,340
Advances to affiliates, net	13,023	1,999
Inventory	56,226	59,675
Deferred tax assets	19,970	23,451
Prepaids and deposits	34,497	28,242
Other current assets	9,012	9,447
Total current assets	602,003	524,643
Noncurrent Assets:
Restricted cash and cash equivalents	13,928	28,066
Property and equipment, net of accumulated depreciation of $1,592,851 and $1,488,265, respectively	2,022,741	2,158,891
Regulatory authorizations	471,658	562,712
Goodwill	504,173	504,173
Other intangible assets, net	229,039	274,914
Other investments	28,333	29,133
Other noncurrent assets, net	151,647	134,005
Total noncurrent assets	3,421,519	3,691,894
Total assets	$4,023,522	$4,216,537
Liabilities and Shareholder’s Equity
Current Liabilities:
Trade accounts payable	$99,202	$128,456
Trade accounts payable - DISH Network	1	6,322
Current portion of long-term debt and capital lease obligations	66,030	64,418
Advances from affiliates, net	1,865	64,890
Deferred revenue and other	44,025	44,585
Accrued interest	42,488	6,745
Accrued compensation	18,723	19,779
Accrued expenses and other	69,140	74,898
Total current liabilities	341,474	410,093
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,363,110	2,420,245
Deferred tax liabilities	224,900	266,433
Advances from affiliates	8,187	8,424
Long-term deferred revenue and other long-term liabilities	67,745	51,431
Total noncurrent liabilities	2,663,942	2,746,533
Total liabilities	3,005,416	3,156,626
Commitments and Contingencies (Note 11)

Shareholder’s Equity:
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,106,151	1,100,276
Accumulated other comprehensive loss	(19,968)	(13,539)
Accumulated deficit	(76,503)	(36,163)
Total HSS shareholder’s equity	1,009,680	1,050,574
Noncontrolling interests	8,426	9,337
Total shareholder’s equity	1,018,106	1,059,911
Total liabilities and shareholder’s equity	$4,023,522	$4,216,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Services and other revenue	$244,088	$230,937	$732,805	$702,068
Services and other revenue - DISH Network	79,246	49,823	209,883	160,746
Equipment revenue	44,043	68,183	147,882	185,444
Equipment revenue - DISH Network	19,590	1,831	56,823	2,732
Total revenue	386,967	350,774	1,147,393	1,050,990
Costs and Expenses:
Cost of sales - services and other	129,067	118,625	373,480	356,901
Cost of sales - equipment	58,562	61,379	182,143	160,262
Selling, general and administrative expenses (including DISH Network)	57,919	54,125	177,455	165,963
Research and development expenses	5,807	5,255	16,423	15,417
Depreciation and amortization	99,665	85,298	302,352	259,423
Impairment of long-lived asset	—	—	34,664	—
Total costs and expenses	351,020	324,682	1,086,517	957,966
Operating income	35,947	26,092	60,876	93,024

Other Income (Expense):
Interest income	962	373	1,420	1,921
Interest expense, net of amounts capitalized	(48,794)	(34,138)	(147,824)	(109,660)
Equity in earnings of unconsolidated affiliate	1,876	1,983	2,480	4,381
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $9, $13,154, $31 and $13,154, respectively)	(857)	21,127	7,613	24,871
Total other expense, net	(46,813)	(10,655)	(136,311)	(78,487)
Income (loss) before income taxes	(10,866)	15,437	(75,435)	14,537
Income tax benefit (provision), net	7,417	(62)	35,628	101
Net income (loss)	(3,449)	15,375	(39,807)	14,638
Less: Net income (loss) attributable to noncontrolling interests	317	(285)	533	(604)
Net income (loss) attributable to HSS	$(3,766)	$15,660	$(40,340)	$15,242

Comprehensive Income (Loss):
Net income (loss)	$(3,449)	$15,375	$(39,807)	$14,638
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,093)	1,208	(6,693)	(3,143)
Unrealized gains (losses) on AFS securities and other	(365)	284	(682)	10,988
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(9)	(13,154)	(31)	(13,154)
Total other comprehensive loss, net of tax	(1,467)	(11,662)	(7,406)	(5,309)
Comprehensive income (loss)	(4,916)	3,713	(47,213)	9,329
Less: Comprehensive income (loss) attributable to noncontrolling interests	(36)	192	(444)	(235)
Comprehensive income (loss) attributable to HSS	$(4,880)	$3,521	$(46,769)	$9,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(39,807)	$14,638
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	302,352	259,423
Equity in earnings of unconsolidated affiliate	(2,480)	(4,381)
Amortization of debt issuance costs	4,013	3,721
Realized gains on marketable investment securities and other investments, net	(2,583)	(13,154)
Impairment of long-lived asset	34,664	—
Stock-based compensation	1,247	591
Deferred tax benefit	(40,119)	(7,270)
Changes in current assets and current liabilities, net	12,820	(32,202)
Changes in noncurrent assets and noncurrent liabilities, net	(12,642)	(5,884)
Other, net	(3,498)	(9,819)
Net cash flows from operating activities	253,967	205,663
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(77,604)	(70,235)
Sales and maturities of marketable investment securities	47,714	246,976
Purchases of property and equipment	(151,679)	(301,108)
Acquisition of regulatory authorizations	—	(82,477)
Transfer of regulatory authorization to DISH Network	23,148	—
Changes in restricted cash and cash equivalents	14,138	(2,349)
Other, net	(10,021)	(8,036)
Net cash flows from investing activities	(154,304)	(217,229)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(51,922)	(46,263)
Advances from affiliates	10,219	73,711
Other	1,339	(544)
Net cash flows from financing activities	(40,364)	26,904
Effect of exchange rates on cash and cash equivalents	3,074	78
Net increase in cash and cash equivalents	62,373	15,416
Cash and cash equivalents, beginning of period	136,219	125,003
Cash and cash equivalents, end of period	$198,592	$140,419

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$110,296	$110,057
Capitalized interest	$—	$39,371
Cash received for interest	$2,121	$5,702
Cash paid to EchoStar for income taxes	$163	$1,007
Cash paid for income taxes	$6,677	$6,973
Satellites and other assets financed under capital lease obligations	$1,299	$24,355
Capitalized in-orbit incentive obligations	$18,000	$24,950
Reduction of capital lease obligation for AMC-16	$6,694	$12,599
Changes in capital expenditures included in accounts payable	$1,851	$(33,277)
Regulatory authorization included in accrued liabilities	$—	$16,000
Transfer of regulatory authorization to EchoStar	$65,535	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (together with its subsidiaries is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.

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

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.  We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the nine months ended September 30, 2013 or 2012.

As of September 30, 2013 and December 31, 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements as the markets for debt securities are less active.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 9 for the fair value of our long-term debt.  As of September 30, 2013 and December 31, 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $47.8 million and $30.0 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 4.                   Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$58,826	$33,035
VRDNs	7,460	6,860
Strategic	4,496	—
Other	5,322	2,527
Total marketable investment securities—current	76,104	42,422
Other investments—noncurrent:
Cost method	15,438	17,074
Equity method	12,895	12,059
Total other investments—noncurrent	28,333	29,133
Total marketable and other investments	$104,437	$71,555

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

Variable rate demand notes (“VRDNs”)

VRDNs are long-term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest.  All of the put options are secured by a pledged liquidity source.  Our VRDN portfolio is comprised of investments in municipalities and corporations, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source.  While they are classified as marketable investment securities, the put option allows VRDNs to be liquidated generally on a same day or on a five business day settlement basis.

Strategic

From time to time, we may acquire strategic investments in marketable equity securities.  Our strategic investment portfolio as of September 30, 2013 consisted of an investment in shares of common stock of one public company.  The value of our investment portfolio depends on the value of such shares of common stock.

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2013
Debt securities:
Corporate bonds	$58,858	$21	$(53)	$58,826
VRDNs	7,460	—	—	7,460
Other	5,324	1	(3)	5,322
Equity security - strategic	4,833	—	(337)	4,496
Total marketable investment securities	$76,475	$22	$(393)	$76,104
As of December 31, 2012
Debt securities:
Corporate bonds	$33,033	$21	$(19)	$33,035
VRDNs	6,860	—	—	6,860
Other	2,526	1	—	2,527
Total marketable investment securities	$42,419	$22	$(19)	$42,422

As of September 30, 2013, we had debt securities of $61.6 million with contractual maturities of one year or less and $10.0 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2013		December 31, 2012
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$38,214	$(389)	$18,253	$(19)
12 months or more	5,102	(4)	—	—
Total	$43,316	$(393)	$18,253	$(19)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Realized Gains (Losses) on Marketable Investment Securities

We recognized gains from the sales of our marketable investment securities of zero and $13.1 million for the three months ended September 30, 2013 and 2012, respectively, and zero and $13.2 million for the nine months ended September 30, 2013 and 2012, respectively.  We did not recognize any losses from the sales of our marketable investment securities for the three or nine months ended September 30, 2013 or 2012.

Proceeds from sales of our marketable investment securities totaled $3.5 million and $37.6 million for the three months ended September 30, 2013 and 2012, respectively and $8.6 million and $136.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2013 and December 31, 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$105,381	$2,819	$102,562	$25,678	$598	$25,080
Debt securities:
Corporate bonds	$58,826	$—	$58,826	$33,035	$—	$33,035
VRDNs	7,460	—	7,460	6,860	—	6,860
Other	5,322	—	5,322	2,527	—	2,527
Equity security - strategic	4,496	4,496	—	—	—	—
Total marketable investment securities	$76,104	$4,496	$71,608	$42,422	$—	$42,422

Note 5.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Trade accounts receivable	$146,523	$161,962
Contracts in process	12,435	39,804
Total trade accounts receivable	158,958	201,766
Allowance for doubtful accounts	(12,907)	(14,918)
Total trade accounts receivable, net	$146,051	$186,848

As of September 30, 2013 and December 31, 2012, progress billings offset against contracts in process amounted to $6.3 million and $5.4 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 6.                   Inventory

Our inventory consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Finished goods	$42,909	$46,060
Raw materials	7,228	8,688
Work-in process	6,089	4,927
Total inventory	$56,226	$59,675

Note 7.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2013	2012
		(In thousands)
Land	—	$11,662	$11,383
Buildings and improvements	1 - 30	71,719	69,509
Furniture, fixtures, equipment and other	1 - 12	282,170	252,928
Customer rental equipment	1 - 5	338,182	251,707
Satellites - owned (1)	10 - 15	1,949,040	1,762,264
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	27,715	364,261
Total property and equipment		3,615,592	3,647,156
Accumulated depreciation (1)		(1,592,851)	(1,488,265)
Property and equipment, net		$2,022,741	$2,158,891

(1)         Balances previously reported as of December 31, 2012 have been reduced to exclude a fully-depreciated satellite that was retired from commercial service prior to December 31, 2012.

“Construction in progress” consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$—	$345,090
Other	4,193	6,500
Uplinking equipment	3,591	3,242
Other	19,931	9,429
Construction in progress	$27,715	$364,261

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Satellites	$43,722	$35,442	$136,795	$109,560
Furniture, fixtures, equipment and other	12,446	11,125	37,555	36,058
Customer rental equipment	24,611	20,123	71,691	58,414
Buildings and improvements	1,275	1,152	3,760	3,447
Total depreciation expense	$82,054	$67,842	$249,801	$207,479

Satellites

As of September 30, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

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

EchoStar XVI.  In November 2012, we launched the EchoStar XVI satellite, a direct broadcast satellite (“DBS”).  EchoStar XVI is leased to DISH Network for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  We began to lease capacity on EchoStar XVI to DISH Network in January 2013.

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

AMC-16.  As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Therefore, subsequent reductions in our recurring lease payments are recognized as gains in “Other, net” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused a partial loss of satellite capacity. Accordingly, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $4.7 million in the second quarter of 2012, $7.9 million in the third quarter of 2012, and $6.7 million in the first quarter of 2013.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

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

EchoStar XII.  Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available.  Our ongoing engineering analysis, completed in consultation with the satellite manufacturer, has indicated that further loss of available electrical power and resulting capacity loss is likely.  The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  In the second quarter of 2013, we determined that the undiscounted cash flows from DISH Network were not likely to be sufficient to recover the carrying amount of the satellite.  Consequently, in the second quarter of 2013, we recognized a $34.7 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11.3 million as of June 30, 2013.  Our fair value estimate was determined using probability weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy.  Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power.  In connection with our impairment analysis, we revised our estimate of the useful life of the satellite.  Effective July 2013, the $11.3 million adjusted carrying amount of EchoStar XII is depreciated on a straight-line basis over its then remaining estimated useful life of 18 months.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 8.                   Goodwill and Other Intangible Assets

Goodwill

Goodwill is assigned to reporting units of our operating segments and is subject to impairment testing annually or more frequently when events or changes in circumstances indicate the fair value of a reporting unit may be less than its carrying amount.  As of September 30, 2013, all $504.2 million of our goodwill is assigned to the Hughes segment.  We applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment as of April 1, 2013.  Based on our assessment, as of that date we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

In June 2013 we entered into an agreement with DISH Network pursuant to which we conveyed to DISH Network certain of our rights under a Canadian regulatory authorization to develop certain spectrum rights at the 103 degree west longitude orbital location, which we acquired in 2012.  In the third quarter of 2013, we received $23.1 million from DISH Network in exchange for these rights. In accordance with accounting principles that apply to transfers of assets between companies under common control, we did not recognize any gain on this transaction. Rather, we increased our additional paid-in capital to reflect the excess of the cash payment over the carrying amount of the derecognized intangible asset, net of related income taxes.

As discussed in Note 13, in August 2013, we transferred our Brazil Authorization with a carrying amount of $65.5 million to a subsidiary of EchoStar. In accordance with accounting principles that apply to transfers of assets between companies under common control, we did not recognize any gain on this transaction.  Rather, we increased our additional paid-in capital to reflect the excess of the consideration received (cash and loan forgiveness) over the carrying amount of the Brazil Authorization, net of related income taxes.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	September 30, 2013			December 31, 2012
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(119,338)	$150,962	$270,300	$(90,289)	$180,011
Contract-based	4	64,800	(46,331)	18,469	64,800	(37,930)	26,870
Technology-based	6	51,417	(20,005)	31,412	51,417	(13,577)	37,840
Trademark portfolio	20	29,700	(3,465)	26,235	29,700	(2,351)	27,349
Favorable leases	4	4,707	(2,746)	1,961	4,707	(1,863)	2,844
Total other intangible assets		$420,924	$(191,885)	$229,039	$420,924	$(146,010)	$274,914

Customer relationships are amortized predominantly in relation to the estimated cash flows over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Our total amortization expense was $17.6 million and $17.5 million for the three months ended September 30, 2013 and 2012, respectively, and $52.6 million and $51.9 million for the nine months ended September 30, 2013 and 2012, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 9.                   Debt

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,168,750	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	900,000	972,000	900,000	1,026,450
Other	1,349	1,349	1,902	1,902
Subtotal	2,001,349	$2,142,099	2,001,902	$2,238,352
Capital lease obligations (1)	427,791		482,761
Total debt and capital lease obligations	2,429,140		2,484,663
Less: Current portion	(66,030)		(64,418)
Long-term portion of debt and capital lease obligations	$2,363,110		$2,420,245

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

Income tax benefit totaled approximately $35.6 million and $0.1 million for the nine months ended September 30, 2013, and 2012, respectively.  Our effective income tax rate was 47.2% for the nine months ended September 30, 2013 compared to (0.7%) for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the establishment of valuation allowances on certain current year foreign losses.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax losses in the current year.

The IRS has completed its audit of EchoStar’s federal income tax return for calendar year 2008.  We may be subject to examination by the IRS for all years thereafter.  The completion of the audit did not have a material effect on our income tax benefit or our estimated effective tax rate for calendar year 2013.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network Corporation, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard used by our Hughes segment, infringes each of the asserted patents.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

CreateAds, LLC

On February 7, 2013, CreateAds, LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appeared to assert that some portion of HughesNet email services infringed that patent.  On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact’s patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.).  On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact’s claims against us.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include certain minor business activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  For the three and nine months ended September 30, 2013 and 2012, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2013
Total revenue	$302,217	$85,945	$(1,195)	$386,967
Capital expenditures	$49,443	$71	$—	$49,514
EBITDA	$65,620	$68,808	$1,886	$136,314

For the Three Months Ended September 30, 2012
Total revenue	$285,974	$65,682	$(882)	$350,774
Capital expenditures	$53,955	$12,806	$—	$66,761
EBITDA	$75,633	$57,065	$2,087	$134,785

For the Nine Months Ended September 30, 2013
Total revenue	$906,564	$245,019	$(4,190)	$1,147,393
Capital expenditures	$139,276	$12,403	$—	$151,679
EBITDA	$202,995	$167,281	$2,512	$372,788

For the Nine Months Ended September 30, 2012
Total revenue	$843,017	$210,703	$(2,730)	$1,050,990
Capital expenditures	$230,350	$70,758	$—	$301,108
EBITDA	$215,059	$162,737	$4,507	$382,303

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
EBITDA	$136,314	$134,785	$372,788	$382,303
Interest expense, net	(47,832)	(33,765)	(146,404)	(107,739)
Depreciation and amortization	(99,665)	(85,298)	(302,352)	(259,423)
Net income (loss) attributable to noncontrolling interests	317	(285)	533	(604)
Income (loss) before income taxes	$(10,866)	$15,437	$(75,435)	$14,537

Note 13.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expenses for services received from EchoStar of $3.2 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and $8.3 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively.

In April 2012, HNS Americas Comunicaçöes LTDA (“Hughes Brazil”), a wholly-owned subsidiary of Hughes Communications, entered into an agreement with EchoStar pursuant to which EchoStar loaned Hughes Brazil approximately $8.0 million (the “EchoStar Loan”).  The EchoStar Loan matures in April 2017.  Interest accrues at the one year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and is payable quarterly in cash or capitalized into the outstanding principal amount.  In addition, in August 2012, Hughes Brazil entered into a

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Brazilian real denominated loan agreement (the “Brazil Loan”) with EchoStar do Brasil Participaçöes LTDA. (“EchoStar Brazil”), a wholly-owned subsidiary of EchoStar, pursuant to which EchoStar Brazil loaned Hughes Brazil approximately 131.5 million Brazilian reais.  The Brazil Loan was subsequently assigned to EchoStar 45 Telecomunicaçöes Ltda (“EchoStar 45”), a wholly-owned subsidiary of EchoStar Brazil.  Interest accrued at the one-year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and was payable together with the principal amount.

In July 2013, Anatel, the Brazilian communications regulatory authority, granted Hughes Brazil permission to transfer the acquired right to use the 45 degree west longitude orbital location (“Brazil Authorization”), to EchoStar 45.  This transfer was completed in August 2013 in exchange for the forgiveness of the Brazil Loan, which had a balance including accrued interest of 133.2 million reais (approximately $59.7 million) on the transfer date and 23.1 million reais (approximately $10.2 million) in cash to cover the balance of the EchoStar Loan and costs incurred by Hughes Brazil associated with the Brazil Authorization. As of September 30, 2013 and December 31, 2012, we had aggregate outstanding loan balances of $8.2 million and $72.5 million, respectively, including accrued interest, for the EchoStar Loan and the Brazil Loan included in current and noncurrent “Advances from affiliates, net” on our Condensed Consolidated Balance Sheets.

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

EchoStar VI, VIII and XII.  The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fail; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options.  DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

will be exercised.  Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellites expired in accordance with their terms.  DISH Network no longer leases capacity from us on the EchoStar VI satellite; however, in May 2013 DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare.  Subject to certain conditions, this lease expires on February 1, 2014.

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

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network leases from us all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

103 Degree Orbital Location/SES-3.  During May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  During June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  During the third quarter 2013, DISH Network made a payment to us in exchange for these rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights Agreement.

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

TT&C Agreement.  Effective January 1, 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

Blockbuster.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  HNS provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment.  The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The initial term of the RUS Agreement continues until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted.  In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS.  The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

“General and administrative expenses — DISH Network”

Management Services Agreement.  EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which were primarily accounting services) to us and EchoStar.  The Management Services Agreement automatically renewed on January 1, 2013 for an additional one year period until January 1, 2014. Effective June 15, 2013, we terminated the Management Services Agreement. EchoStar made payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits).  These allocations were based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us and EchoStar under the Management Services Agreement.  EchoStar also reimbursed DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us and EchoStar.  EchoStar and DISH Network evaluated all charges for reasonableness at least annually and made any adjustments to these charges as EchoStar and DISH Network mutually agreed upon.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed on January 1, 2013 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic areas at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

American Fork Occupancy License Agreement.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement.

Other Agreements — DISH Network

Satellite Capacity Leased from DISH Network.  Since the Spin-off, EchoStar entered into certain satellite capacity agreements pursuant to which, it acquires certain satellite capacity from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite capacity agreements depend, among other things, upon the orbital location of the applicable satellite and the length of the lease.  The term of each satellite capacity agreement is set forth below:

EchoStar I.  During 2009, we entered into a satellite capacity agreement pursuant to which we leased certain satellite capacity from DISH Network on EchoStar I.  Effective July 1, 2012, we and DISH Network mutually agreed to terminate this satellite capacity agreement.

D-1.  In November 2012, HNS entered into a satellite capacity agreement pursuant to which HNS leases certain satellite capacity from DISH Network on the D-1 satellite for research and development.  This service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) December 31, 2013.

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

In light of the tax sharing agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an amount that includes $93.1 million of the federal tax benefit they received as a result of our operations.

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America.  Prior to DISH Network’s acquisition for DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one-year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days notice prior to the expiration of any renewal term.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2013.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.  For the three and nine months ended September 30, 2012, Hughes Systique provided $0.1 million and $0.6 million, respectively, of software development services to EchoStar.  For the three and nine months ended September 30, 2013, Hughes Systique did not provide software development services to EchoStar.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico. We recognized satellite services revenue from Dish Mexico of $5.8 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively, and $16.8 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, our accounts receivable balance due from Dish Mexico was $2.3 million and $3.1 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $0.7 million for the nine months ended

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, we have receivables from Deluxe of approximately $0.6 million and $0.8 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$93,092	$76,132	$29,368	$—	$198,592
Marketable investment securities	76,104	—	—	—	76,104
Trade accounts receivable, net	—	99,453	46,598	—	146,051
Trade accounts receivable - DISH Network, net	—	48,483	45	—	48,528
Advances to affiliates, net	320,886	—	—	(307,863)	13,023
Inventory	—	46,686	9,540	—	56,226
Other current assets	65	45,503	22,391	(4,480)	63,479
Total current assets	490,147	316,257	107,942	(312,343)	602,003
Restricted cash and cash equivalents	5,789	7,500	639	—	13,928
Property and equipment, net	—	1,997,457	25,284	—	2,022,741
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	229,039	—	—	229,039
Investment in subsidiaries	—	65,451	—	(65,451)	—
Advances to affiliates	2,544,497	1,716	—	(2,546,213)	—
Other noncurrent assets, net	46,263	126,073	7,644	—	179,980
Total assets	$3,086,696	$3,719,324	$141,509	$(2,924,007)	$4,023,522
Liabilities and Shareholder’s Equity (Deficit)
Trade accounts payable	$—	$81,627	$17,575	$—	$99,202
Trade accounts payable - DISH Network	1	—	—	—	1
Current portion of long-term debt and capital lease obligations	—	64,383	1,647	—	66,030
Advances from affiliates, net	—	435,252	16,541	(449,928)	1,865
Accrued expenses and other	77,015	81,858	19,983	(4,480)	174,376
Total current liabilities	77,016	663,120	55,746	(454,408)	341,474
Long-term debt and capital lease obligations, net of current portion	2,000,000	361,936	1,174	—	2,363,110
Advances from affiliates	—	2,543,797	10,603	(2,546,213)	8,187
Other long-term liabilities	—	292,536	109	—	292,645
Total HSS shareholder’s equity (deficit)	1,009,680	(142,065)	65,451	76,614	1,009,680
Noncontrolling interests	—	—	8,426	—	8,426
Total liabilities and shareholder’s equity	$3,086,696	$3,719,324	$141,509	$(2,924,007)	$4,023,522

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$212,257	$37,642	$(5,811)	$244,088
Services and other revenue - DISH Network	—	79,090	156	—	79,246
Equipment revenue	—	43,633	6,467	(6,057)	44,043
Equipment revenue - DISH Network	—	19,590	—	—	19,590
Total revenue	—	354,570	44,265	(11,868)	386,967
Costs and Expenses:
Costs of sales - services and other	—	108,465	26,276	(5,674)	129,067
Cost of sales - equipment	—	59,932	4,406	(5,776)	58,562
Selling, general and administrative expenses (including DISH Network)	—	50,941	7,396	(418)	57,919
Research and development expenses	—	5,807	—	—	5,807
Depreciation and amortization	—	97,825	1,840	—	99,665
Impairment of long-lived asset	—	—	—	—	—
Total costs and expenses	—	322,970	39,918	(11,868)	351,020
Operating income	—	31,600	4,347	—	35,947
Other Income (Expense):
Interest income	50,547	463	366	(50,414)	962
Interest expense, net of amounts capitalized	(36,394)	(62,621)	(193)	50,414	(48,794)
Equity in earnings (losses) of subsidiaries, net	(12,773)	2,152	—	10,621	—
Other, net	10	1,929	(920)	—	1,019
Total other income (expense), net	1,390	(58,077)	(747)	10,621	(46,813)
Income (loss) before income taxes	1,390	(26,477)	3,600	10,621	(10,866)
Income tax benefit (provision), net	(5,156)	13,784	(1,211)	—	7,417
Net income (loss)	(3,766)	(12,693)	2,389	10,621	(3,449)
Less: Net income attributable to noncontrolling interests	—	—	317	—	317
Net income (loss) attributable to HSS	$(3,766)	$(12,693)	$2,072	$10,621	$(3,766)
Comprehensive Income (Loss):
Net income (loss)	$(3,766)	$(12,693)	$2,389	$10,621	$(3,449)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(1,093)	—	(1,093)
Unrealized gains (losses) on AFS securities	(374)	—	9	—	(365)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(9)	—	—	—	(9)
Equity in other comprehensive loss of subsidiaries, net	(731)	(731)	—	1,462	—
Total other comprehensive loss, net of tax	(1,114)	(731)	(1,084)	1,462	(1,467)
Comprehensive Income (loss)	(4,880)	(13,424)	1,305	12,083	(4,916)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(36)	—	(36)
Comprehensive income (loss) attributable to HSS	$(4,880)	$(13,424)	$1,341	$12,083	$(4,880)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$199,179	$38,840	$(7,082)	$230,937
Services and other revenue - DISH Network	—	49,690	133	—	49,823
Equipment revenue	—	60,107	12,367	(4,291)	68,183
Equipment revenue - DISH Network	—	1,831	—	—	1,831
Total revenue	—	310,807	51,340	(11,373)	350,774
Costs and Expenses:
Costs of sales - services and other	—	100,002	25,525	(6,902)	118,625
Cost of sales - equipment	—	57,298	7,987	(3,906)	61,379
Selling, general and administrative expenses (including DISH Network)	—	43,923	10,767	(565)	54,125
Research and development expenses	—	5,255	—	—	5,255
Depreciation and amortization	—	82,157	3,141	—	85,298
Total costs and expenses	—	288,635	47,420	(11,373)	324,682
Operating income	—	22,172	3,920	—	26,092
Other Income (expense):
Interest income	46,943	(29)	805	(47,346)	373
Interest expense, net of amounts capitalized	(36,296)	(44,249)	(939)	47,346	(34,138)
Equity in earnings of subsidiaries, net	14,403	2,490	—	(16,893)	—
Other, net	103	22,941	66	—	23,110
Total other income (expense)	25,153	(18,847)	(68)	(16,893)	(10,655)
Income before income taxes	25,153	3,325	3,852	(16,893)	15,437
Income tax benefit (provision), net	(9,493)	11,492	(2,061)	—	(62)
Net income	15,660	14,817	1,791	(16,893)	15,375
Less: Net loss attributable to noncontrolling interests	—	—	(285)	—	(285)
Net income attributable to HSS	$15,660	$14,817	$2,076	$(16,893)	$15,660
Comprehensive Income (Loss):
Net income	$15,660	$14,817	$1,791	$(16,893)	$15,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,208	—	1,208
Unrealized gains on AFS securities and other	90	194	—	—	284
Recognition of previously unrealized gains on AFS securities included in net income	—	(13,154)	—	—	(13,154)
Equity in other comprehensive income (loss) of subsidiaries	(12,229)	731	—	11,498	—
Total other comprehensive income (loss), net of tax	(12,139)	(12,229)	1,208	11,498	(11,662)
Comprehensive income (loss)	3,521	2,588	2,999	(5,395)	3,713
Less: Comprehensive income attributable to noncontrolling interests	—	—	192	—	192
Comprehensive income (loss) attributable to HSS	$3,521	$2,588	$2,807	$(5,395)	$3,521

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$635,379	$113,388	$(15,962)	$732,805
Services and other revenue - DISH Network	—	209,368	515	—	209,883
Equipment revenue	—	140,596	36,336	(29,050)	147,882
Equipment revenue - DISH Network	—	56,823	—	—	56,823
Total revenue	—	1,042,166	150,239	(45,012)	1,147,393
Costs and Expenses:
Costs of sales - services and other	—	311,235	77,736	(15,491)	373,480
Cost of sales - equipment	—	177,951	32,335	(28,143)	182,143
Selling, general and administrative expenses (including DISH Network)	—	155,531	23,302	(1,378)	177,455
Research and development expenses	—	16,423	—	—	16,423
Depreciation and amortization	—	296,915	5,437	—	302,352
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	992,719	138,810	(45,012)	1,086,517
Operating income	—	49,447	11,429	—	60,876
Other Income (Expense):
Interest income	148,036	523	566	(147,705)	1,420
Interest expense, net of amounts capitalized	(109,107)	(185,146)	(1,276)	147,705	(147,824)
Equity in earnings (losses) of subsidiaries, net	(65,063)	4,468	—	60,595	—
Other, net	31	12,143	(2,081)	—	10,093
Total other expense, net	(26,103)	(168,012)	(2,791)	60,595	(136,311)
Income (loss) before income taxes	(26,103)	(118,565)	8,638	60,595	(75,435)
Income tax benefit (provision), net	(14,237)	53,775	(3,910)	—	35,628
Net income (loss)	(40,340)	(64,790)	4,728	60,595	(39,807)
Less: Net income attributable to noncontrolling interests	—	—	533	—	533
Net income (loss) attributable to HSS	$(40,340)	$(64,790)	$4,195	$60,595	$(40,340)
Comprehensive Income (Loss):
Net income (loss)	$(40,340)	$(64,790)	$4,728	$60,595	$(39,807)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(6,693)	—	(6,693)
Unrealized gains (losses) on AFS securities and other	(713)	—	31	—	(682)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(31)	—	—	—	(31)
Equity in other comprehensive loss of subsidiaries, net	(5,685)	(5,685)	—	11,370	—
Total other comprehensive loss, net of tax:	(6,429)	(5,685)	(6,662)	11,370	(7,406)
Comprehensive income (loss):	(46,769)	(70,475)	(1,934)	71,965	(47,213)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(444)	—	(444)
Comprehensive income (loss) attributable to HSS	$(46,769)	$(70,475)	$(1,490)	$71,965	$(46,769)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$604,358	$110,929	$(13,219)	$702,068
Services and other revenue - DISH Network	—	160,613	133	—	160,746
Equipment revenue	—	169,798	28,811	(13,165)	185,444
Equipment revenue - DISH Network	—	2,732	—	—	2,732
Total revenue	—	937,501	139,873	(26,384)	1,050,990
Costs and Expenses:
Costs of sales - services and other	—	296,911	72,769	(12,779)	356,901
Cost of sales - equipment	—	152,508	19,989	(12,235)	160,262
Selling, general and administrative expenses (including DISH Network)	1,263	138,115	27,955	(1,370)	165,963
Research and development expenses	—	15,417	—	—	15,417
Depreciation and amortization	—	251,733	7,690	—	259,423
Total costs and expenses	1,263	854,684	128,403	(26,384)	957,966
Operating income (loss)	(1,263)	82,817	11,470	—	93,024
Other Income (Expense):
Interest income	137,981	201	2,215	(138,476)	1,921
Interest expense, net of amounts capitalized	(108,815)	(136,917)	(2,404)	138,476	(109,660)
Equity in earnings (losses) of subsidiaries, net	(2,886)	6,203	—	(3,317)	—
Other, net	126	30,114	(988)	—	29,252
Total other income (expense), net	26,406	(100,399)	(1,177)	(3,317)	(78,487)
Income (loss) before income taxes	25,143	(17,582)	10,293	(3,317)	14,537
Income tax benefit (provision), net	(9,901)	15,014	(5,012)	—	101
Net income (loss)	15,242	(2,568)	5,281	(3,317)	14,638
Less: Net loss attributable to noncontrolling interests	—	—	(604)	—	(604)
Net income (loss) attributable to HSS	$15,242	$(2,568)	$5,885	$(3,317)	$15,242
Comprehensive Income (Loss):
Net income (loss)	$15,242	$(2,568)	$5,281	$(3,317)	$14,638
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(3,143)	—	(3,143)
Unrealized gains on AFS securities and other	1,088	9,900	—	—	10,988
Recognition of previously unrealized gains on AFS securities included in net income (loss)	—	(13,154)	—	—	(13,154)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,766)	(3,512)	—	10,278	—
Total other comprehensive income (loss), net of tax	(5,678)	(6,766)	(3,143)	10,278	(5,309)
Comprehensive income (loss)	9,564	(9,334)	2,138	6,961	9,329
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(235)	—	(235)
Comprehensive income (loss) attributable to HSS	$9,564	$(9,334)	$2,373	$6,961	$9,564

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(40,340)	$(64,790)	$4,728	$60,595	$(39,807)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	132,934	224,646	(3,211)	(60,595)	293,774
Net cash flows from operating activities	92,594	159,856	1,517	—	253,967
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(77,604)	—	—	—	(77,604)
Sales and maturities of marketable investment securities.	47,714	—	—	—	47,714
Purchases of property and equipment	—	(143,411)	(8,268)	—	(151,679)
Transfer of regulatory authorization to DISH Network	—	23,148	—	—	23,148
Changes in restricted cash and cash equivalents	6,290	7,536	312	—	14,138
Purchase of strategic investments included in other investment securities	—	(357)	—	—	(357)
Other, net	—	(9,755)	91	—	(9,664)
Net cash flows from investing activities	(23,600)	(122,839)	(7,865)	—	(154,304)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(48,682)	(3,240)	—	(51,922)
Advances from affilates	—	—	10,219	—	10,219
Other	—	(826)	2,165	—	1,339
Net cash flows from financing activities	—	(49,508)	9,144	—	(40,364)
Effect of exchange rates on cash and cash equivalents	—	—	3,074	—	3,074
Net increase (decrease) in cash and cash equivalents	68,994	(12,491)	5,870	—	62,373
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of period	$93,092	$76,132	$29,368	$—	$198,592

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$15,242	$(2,568)	$5,281	$(3,317)	$14,638
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(161,438)	344,753	4,393	3,317	191,025
Net cash flows from operating activities	(146,196)	342,185	9,674	—	205,663
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(70,235)	—	—	—	(70,235)
Sales and maturities of marketable investment securities.	230,776	16,200	—	—	246,976
Purchases of property and equipment	—	(295,998)	(5,110)	—	(301,108)
Acquisition of Hughes Communications, net	—	(10,000)	(72,477)	—	(82,477)
Changes in restricted cash and cash equivalents	(5,480)	2,829	302	—	(2,349)
Other, net	—	(8,036)	—	—	(8,036)
Net cash flows from investing activities	155,061	(295,005)	(77,285)	—	(217,229)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(44,626)	(1,637)	—	(46,263)
Advances from affiliates	—	—	73,711	—	73,711
Other	(229)	(758)	443	—	(544)
Net cash flows from financing activities	(229)	(45,384)	72,517	—	26,904
Effect of exchange rates on cash and cash equivalents	—	—	78	—	78
Net increase in cash and cash equivalents	8,636	1,796	4,984	—	15,416
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$79,239	$42,650	$18,530	$—	$140,419

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

Beginning in October 2012, we introduced HughesNet Gen4 broadband Internet services to our customers in North America on EchoStar XVII, which was launched in July 2012. Subsequently, in the fourth quarter of 2012, we enhanced our SPACEWAY 3 satellite platform to provide Gen4 services in regions of the U.S. that EchoStar XVII does not provide service. In October 2012, we entered into a distribution agreement (the “Distribution Agreement”) with dishNET Satellite Broadband L.L.C (“dishNET”), a wholly-owned subsidiary of DISH Network Corporation(“DISH Network”), pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite Internet service (the “Hughes service”).  dishNET pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and beginning January 1, 2014, certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of its service.  The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

As of September 30, 2013 and December 31, 2012, our Hughes segment had approximately 807,000 and 636,000 subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Not included in the subscriber totals above were approximately 40,000 and 23,000 subscribers as of September 30, 2013 and December 31, 2012, respectively, receiving services through third-parties who have capacity arrangements with us.  Subscribers reported in previous periods included those receiving services through third-parties who have capacity arrangements with us and have been adjusted in this report to exclude such arrangements.  As of September 30, 2013 and December 31, 2012, our Hughes segment had $1.101 billion and $1.063 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  In November 2012, we launched EchoStar XVI, which is fully leased to DISH Network beginning in the first quarter of 2013, for the delivery of direct-to-home (“DTH”) broadcast services to DISH Network customers in the United States.  Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment.  As of September 30, 2013 and December 31, 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.216 billion and $1.440 billion, respectively.  While we also expect to provide services to other customers, the number of potential new customers for our EchoStar Satellite Services segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.

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

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with long-term debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Equity in earnings (losses) of unconsolidated affiliates, net.  “Equity in earnings (losses) of unconsolidated affiliates, net” includes our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, and certain reductions to our capital lease obligations as a result of a partial loss of satellite capacity associated with our satellites accounted for as capital leases.

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

	For the Nine Months Ended September 30,		Variance
Statement of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue	$732,805	$702,068	$30,737	4.4
Services and other revenue - DISH Network	209,883	160,746	49,137	30.6
Equipment revenue	147,882	185,444	(37,562)	(20.3)
Equipment revenue - DISH Network	56,823	2,732	54,091		*
Total revenue	1,147,393	1,050,990	96,403	9.2
Costs and Expenses:
Cost of sales - services and other	373,480	356,901	16,579	4.6
% of Total services and other revenue	39.6%	41.4%
Cost of sales - equipment	182,143	160,262	21,881	13.7
% of Total equipment revenue	89.0%	85.2%
Selling, general and administrative expenses (including DISH Network)	177,455	165,963	11,492	6.9
% of Total revenue	15.5%	15.8%
Research and development expenses	16,423	15,417	1,006	6.5
% of Total revenue	1.4%	1.5%
Depreciation and amortization	302,352	259,423	42,929	16.5
Impairment of long-lived asset	34,664	—	34,664		*
Total costs and expenses	1,086,517	957,966	128,551	13.4
Operating income	60,876	93,024	(32,148)	(34.6)
Other Income (Expense):
Interest income	1,420	1,921	(501)	(26.1)
Interest expense, net of amounts capitalized	(147,824)	(109,660)	(38,164)	34.8
Equity in earnings of unconsolidated affiliate, net	2,480	4,381	(1,901)	(43.4)
Other, net	7,613	24,871	(17,258)	(69.4)
Total other expense, net	(136,311)	(78,487)	(57,824)	73.7
Income (loss) before income taxes	(75,435)	14,537	(89,972)		*
Income tax benefit, net	35,628	101	35,527		*
Net income (loss)	(39,807)	14,638	(54,445)		*
Less: Net income (loss) attributable to noncontrolling interests	533	(604)	1,137		*
Net income (loss) attributable to HSS	$(40,340)	$15,242	$(55,582)		*

Other Data:
EBITDA	$372,788	$382,303	$(9,515)	(2.5)
Subscribers, end of period (1)	807,000	595,000	212,000	35.6

* Percentage is not meaningful.

(1)         Excludes 40,000 and 21,000 subscribers as of September 30, 2013 and 2012, respectively, receiving services through third-parties who have capacity arrangements with us.

Services and other revenue — other.  “Services and other revenue — other” totaled $732.8 million for the nine months ended September 30, 2013, an increase of $30.7 million or 4.4%, compared to the same period in 2012.

Services and other revenue — other from our Hughes segment for the nine months ended September 30, 2013 increased by $24.4 million, or 3.8%, to $672.6 million compared to the same period in 2012.  The increase was primarily attributable to an increase in sales of broadband services in our enterprise and consumer markets.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Services and other revenue — other from our EchoStar Satellite Services segment for the nine months ended September 30, 2013 increased by $8.3 million, or 14.8%, to $64.4 million compared to the same period in 2012.  The increase was mainly due to an increase in sales of transponder services of $8.9 million provided in 2013 compared to 2012.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $209.9 million for the nine months ended September 30, 2013, an increase of $49.1 million or 30.6%, compared to the same period in 2012.

Services and other revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2013 increased by $23.1 million to $29.4 million compared to the same period in 2012.  The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the nine months ended September 30, 2013 increased by $26.1 million, or 16.9%, to $180.5 million compared to the same period in 2012.  The increase was mainly due to a $25.2 million increase in the sales of transponder services provided to DISH Network and a $0.8 million increase in sales of uplink services.

Equipment revenue — other.  “Equipment revenue — other” totaled $147.9 million for the nine months ended September 30, 2013, a decrease of $37.6 million or 20.3%, compared to the same period in 2012. The decrease was mainly due to a decrease in sales of telecom systems equipment by our Hughes segment.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $56.8 million for the nine months ended September 30, 2013, an increase of $54.1 million, compared to the same period in 2012. The increase was primarily due to the commencement of broadband equipment sales to DISH Network by our Hughes segment pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $373.5 million for the nine months ended September 30, 2013, an increase of $16.6 million, or 4.6%, compared to the same period in 2012.

Cost of sales — services and other from our Hughes segment for the nine months ended September 30, 2013 increased by $22.8 million, or 7.3%, to $334.5 million compared to the same period in 2012.  The increase was primarily attributable to an increase in the cost of sales of $18.3 million as a result of an increase in sales of broadband services in our enterprise market and a $4.6 million increase in cost of sales primarily related to the Distribution Agreement we entered into with dishNET in October 2012.

Cost of sales — services and other from our EchoStar Satellite Services segment for the nine months ended September 30, 2013 decreased by $4.3 million, or 9.2%, to $42.8 million compared to the same period in 2012.  The decrease was primarily attributable to a decrease in cost of sales of $8.4 million due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by a $3.9 million increase in cost of sales related to the increase in transponder revenue in 2013.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $182.1 million for the nine months ended September 30, 2013, an increase of $21.9 million, or 13.7%, compared to the same period in 2012. The increase was primarily attributable to an increase in the cost of sales of broadband equipment sold to DISH Network of $44.0 million, primarily related to the Distribution Agreement we entered into with dishNET in October 2012.  The increase was partially offset by a decrease in cost of sales of $21.1 million, primarily the result of a decrease in sales of telecom systems equipment.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $177.5 million for the nine months ended September 30, 2013, an increase of $11.5 million or 6.9%, compared to the same period in 2012.  The increase was mainly due to a $19.9 million increase in marketing expenses related to our Hughes segment, offset partially by an $8.4 million decrease in general and administrative expenses.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $302.4 million for the nine months ended September 30, 2013, an increase of $42.9 million or 16.5%, compared to the same period in 2012.  The increase was primarily related to an increase in depreciation of $25.3 million from our Hughes segment related to depreciation from EchoStar XVII, which was placed into service in October 2012, a $13.3 million increase in depreciation associated with customer rental equipment, and an $18.3 million increase in depreciation from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013.  These increases in depreciation were partially offset by a decrease in depreciation of $13.5 million on EchoStar VI, which was fully depreciated in August 2012.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled $34.7 million for the nine months ended September 30, 2013, an increase of $34.7 million, compared to the same period in 2012, due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $147.8 million for the nine months ended September 30, 2013, an increase of $38.2 million or 34.8%, compared to the same period in 2012.  The increase was mainly due to a decrease in capitalization of interest expense of $39.4 million associated with EchoStar XVII and EchoStar XVI which were placed into service in October 2012 and January 2013, respectively.

Other, net.  “Other, net” totaled $7.6 million for the nine months ended September 30, 2013, a decrease of $17.3 million, or 69.4%, compared to the same period in 2012.  The decrease was primarily related to gains recognized in 2012 including a $13.0 million gain on the sale of one of our strategic investments in a public company and a gain of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $372.8 million for the nine months ended September 30, 2013, a decrease of $9.5 million or 2.5%, compared to the same period in 2012.  The decrease was primarily due to a gain of $13.0 million recognized from the sale of one of our strategic investments in a public company in 2012, the impairment of our EchoStar XII satellite of approximately $34.7 million in 2013, a decrease of $1.9 million in equity in earnings of unconsolidated affiliate, and a gain of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite in 2012. These decreases were partially offset by a $45.4 million increase in operating income. The following table reconciles EBITDA to the accompanying financial statements.

	For the Nine Months Ended September 30,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
EBITDA	$372,788	$382,303	$(9,515)	(2.5)
Interest expense, net	(146,404)	(107,739)	(38,665)	35.9
Income tax benefit, net	35,628	101	35,527		*
Depreciation and amortization	(302,352)	(259,423)	(42,929)	16.5
Net income (loss) attributable to HSS	$(40,340)	$15,242	$(55,582)		*

* Percentage is not meaningful.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

EBITDA for our Hughes segment for the nine months ended September 30, 2013 was $203.0 million, a decrease of $12.1 million, or 5.6%, compared to the same period in 2012.  The decrease was due primarily to a decrease in gains on marketable investment securities of $10.5 million.

EBITDA for our EchoStar Satellite Services segment for the nine months ended September 30, 2013 was $167.3 million, an increase of $4.5 million, or 2.8%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to a $34.3 million increase in revenue from an increase in the sales of transponder and uplink services provided in 2013 compared to 2012 and a decrease in cost of sales of $8.4 million related to the termination of our satellite lease contract with DISH Network on EchoStar I, effective July 2012.  The increase was partially offset by the impairment of our EchoStar XII satellite of $34.7 million in June 2013 and a decrease in gains of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

Income tax benefit, net.  Income tax benefit totaled $35.6 million for the nine months ended September 30, 2013, an increase of $35.5 million, compared to the same period in 2012.  Our effective income tax rate was 47.2% for the nine months ended September 30, 2013, compared to (0.7%) for the same period in 2012.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to higher state effective tax rates due to geographic distribution of income, current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.  For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the establishment of the valuation allowances on certain current year foreign losses.  In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax losses in the current year.

Net income (loss) attributable to HSS.  Net loss attributable to HSS was $40.3 million for the nine months ended September 30, 2013, a decrease of $55.6 million, compared to Net income attributable to HSS of $15.2 million for the same period in 2012.  The change was primarily attributable to a decrease in gains of $13.0 million recognized from the sale of one of our strategic investments in a public company in 2012, the impairment of our EchoStar XII satellite of approximately $34.7 million in June 2013, and a decrease in capitalized interest of $39.4 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively. These reductions in “Net income (loss) attributable to HSS” were offset partially by an increase in income tax benefit of $35.5 million.

Segment Operating Results

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Nine Months Ended September 30, 2013
Total revenue	$906,564	$245,019	$(4,190)	$1,147,393
Capital expenditures	$139,276	$12,403	$—	$151,679
EBITDA	$202,995	$167,281	$2,512	$372,788

For the Nine Months Ended September 30, 2012
Total revenue	$843,017	$210,703	$(2,730)	$1,050,990
Capital expenditures	$230,350	$70,758	$—	$301,108
EBITDA	$215,059	$162,737	$4,507	$382,303

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Hughes Segment

	For the Nine Months
	Ended September 30, 2013		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$906,564	$843,017	$63,547	7.5
Capital expenditures	$139,276	$230,350	$(91,074)	(39.5)
EBITDA	$202,995	$215,059	$(12,064)	(5.6)

Revenues

Hughes segment total revenue for the nine months ended September 30, 2013 increased by $63.5 million, or 7.5%, compared to the same period in 2012, primarily due to an increase of $47.4 million in service revenue and a $16.1 million increase in equipment revenue, primarily the result of an increase in sales of broadband equipment and services to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012, offset partially by a decrease in sales of telecom systems equipment.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2013 decreased by $91.1 million, or 39.5%, compared to the same period in 2012, primarily due to a decrease in satellite expenditures related to EchoStar XVII, which was launched in July 2012.

EBITDA

EBITDA for our Hughes segment for the nine months ended September 30, 2013 was $203.0 million, a decrease of $12.1 million, or 5.6%, compared to the same period in 2012.  The decrease was due primarily to a decrease in gains on marketable investment securities of $10.5 million.

EchoStar Satellite Services Segment

	For the Nine Months
	Ended September 30, 2013		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$245,019	$210,703	$34,316	16.3
Capital expenditures	$12,403	$70,758	$(58,355)	(82.5)
EBITDA	$167,281	$162,737	$4,544	2.8

Revenues

EchoStar Satellite Services segment total revenue for the nine months ended September 30, 2013 increased by $34.3 million, or 16.3%, compared to the same period in 2012, primarily due to a $34.4 million increase in sales of transponder services to DISH Network.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the nine months ended September 30, 2013 decreased by $58.4 million, or 82.5%, compared to the same period in 2012, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012.

EBITDA

EBITDA for our EchoStar Satellite Services segment for the nine months ended September 30, 2013 was $167.3 million, an increase of $4.5 million, or 2.8%, compared to the same period in 2012.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to a $34.3 million increase in revenue from an increase in the sales of transponder and uplink services provided in 2013 compared to 2012, and a decrease in cost of sales of $8.4 million related to the termination of our satellite lease contract with DISH Network on EchoStar I, effective July 2012.  The increase was partially offset by the impairment of our EchoStar XII satellite of $34.7 million in June 2013 and a decrease in gains of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network Corporation, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard used by our Hughes segment, infringes each of the asserted patents.

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

CreateAds, LLC

On February 7, 2013, CreateAds, LLC (“CreateAds”) filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 5,535,320, which is entitled “Method of Generating a Visual Design.”  CreateAds appears to assert that some portion of HughesNet web design services infringes its patent.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC (“E-Contact”) filed suit against Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled “Personal Computer Diary.”  E-Contact appeared to assert that some portion of HughesNet email services infringed that patent.  On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact’s patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.).  On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact’s claims against us.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.  For the nine months ended September 30, 2013, there were no material changes in our risk factors as previously disclosed.

Item 6.         EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 12, 2013	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: November 12, 2013	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)