Form 10-K
period 2013-12-31
Hughes Satellite Systems Corp
filed 2014-02-21
CIK 1533758

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 333-179121

Hughes Satellite Systems Corporation
(Exact name of registrant as specified in its charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	45-0897865 (I.R.S. Employer Identification No.)
100 Inverness Terrace East, Englewood, Colorado (Address of Principal Executive Offices)	80112-5308 (Zip Code)

Registrant's telephone number, including area code: (303) 706-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's voting interests held by non-affiliates on June 28, 2013 was $0.

As of February 13, 2014, the registrant's outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

*
The Registrant currently is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is filing this Annual Report on Form 10-K on a voluntary basis. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during such period.

DOCUMENTS INCORPORATED BY REFERENCE

None

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I)(2)(a) and (c) of Form 10-K.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

We make "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this report. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "intend," "plan," "estimate," "project," "expect" or "anticipate" and other similar statements), you must remember that such statements are based on our current beliefs, expectations, estimates, and assumptions and that our expectations, estimates and assumptions may not be achieved, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from those expressed in, or implied or projected by the forward-looking statements and information. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control.

For further discussion of these risks and uncertainties, see Item 1A. Risk Factors of this Annual Report on Form 10-K. The risks and uncertainties include, but are not limited to, the following:

General Risks Affecting Our Business

  •
  Our EchoStar Satellite Services segment currently derives a significant portion of its revenue from its primary customer, DISH Network Corporation ("DISH Network"). The loss of, or a significant reduction in, orders from, or a decrease in selling prices of transponder leasing, provision of digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

  •
  We could face decreased demand and increased pricing pressure to our products and services due to competition.

  •
  We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

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

  •
  We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

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

  •
  If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to the Regulation of Our Business

  •
  Our business is subject to risks of adverse government regulation.

  •
  Our business depends on regulatory authorizations issued by the Federal Communications Commission ("FCC") and state and foreign regulators, that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

  •
  We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

Other Risks

  •
  Our parent, EchoStar Corporation ("EchoStar"), is controlled by one principal stockholder who is our Chairman.

  •
  We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network's common ownership and management.

ii

  •
  We are a wholly owned subsidiary of EchoStar and do not operate as an independent company.

  •
  We may face other risks described from time to time in periodic and current reports we file with the Securities and Exchange Commission ("SEC").

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

In this report, the words "HSS," the "Company," "we," "our" and "us" refer to Hughes Satellite Systems Corporation and its subsidiaries, unless the context otherwise requires. "EchoStar" refers to EchoStar Corporation and its subsidiaries, unless the context otherwise requires. "DISH Network" refers to DISH Network Corporation and its subsidiaries, unless the context otherwise requires.

iii

PART I

Item 1.    BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (together with its subsidiaries is referred to as "HSS," the "Company," "we," "us" and/or "our") is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation ("EchoStar"). We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the "Hughes Acquisition") of Hughes Communications, Inc. and its subsidiaries ("Hughes Communications") and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.

We currently operate in two business segments.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries ("DISH Network"), and secondarily to Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture that we entered into in 2008, as well as United States ("U.S.") government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

WHERE YOU CAN FIND MORE INFORMATION

We file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room. As an electronic filer, our public filings are also maintained on the SEC's internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may also be accessed free of charge through the website of our parent company, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is http://www.echostar.com.

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

DISH Network accounted for 74.9%, 72.4% and 77.6% of the total revenue of our EchoStar Satellite Services segment for the years ended December 31, 2013, 2012 and 2011, respectively. Any reduction in sales to DISH Network or in the prices it pays for the products and services it purchases from us could have a significant negative impact on our EchoStar Satellite Services segment. In addition, because a significant portion of the revenue of EchoStar Satellite Services segment is derived from DISH Network, the success of EchoStar Satellite Services segment also depends to a significant degree on the continued success of DISH Network in attracting new subscribers, marketing programming packages and other services.

DISH Network has only certain obligations to continue to purchase certain of our services from our EchoStar Satellite Services segment. Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice. Any material reduction in our sales to DISH Network would have a significant adverse effect on our business, results of operations and financial position.

Furthermore, if we lose DISH Network as a customer, it will be difficult for us to replace, in whole or in part, our historical revenue from DISH Network because there are a relatively small number of potential customers for our products and services, and we have had limited success in attracting such potential customers in the past.

Historically, many potential customers of our EchoStar Satellite Services segment have perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared services). Therefore, the operating results from our EchoStar Satellite Services segment will likely continue to depend on sales to a relatively small number of customers, as well as the continued success of these customers. In addition, we may, from time to time, enter into customer agreements providing for exclusivity periods during which we may sell a specified product only to that customer. If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

We could face decreased demand and increased pricing pressure to our products and services due to competition.

  •
  Our satellite services business competes against larger, well-established satellite service companies, such as Intelsat S.A., SES S.A., Telesat Canada, and Eutelsat Communications S.A. Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers. These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors. In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels. Competition may cause downward pressure on prices and further reduce the utilization of our fleet capacity, both of which could have an adverse effect on our financial performance. Our EchoStar Satellite Services segment also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

  •
  In our consumer market, we face competition primarily from digital subscriber line ("DSL") and cable internet service providers. Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with our service offerings in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products. Our primary competitor for consumer satellite internet access services is ViaSat Communications, which is owned by ViaSat. There can be no assurance that our product offerings will remain competitive with those of ViaSat Communications.

  •
  In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications. The network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us. As the prices of our products decrease, we will need to sell more products and/or reduce the per unit costs to improve or maintain our results of operations. The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines. Terrestrial networks also have a competitive edge because of lower latency for data transmission.

We may have unused satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

We currently have unused satellite capacity in our EchoStar Satellite Services segment. While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity. There can be no assurance that we can successfully develop the business opportunities we currently plan to pursue to utilize this capacity. If we are unable to lease our satellite capacity to third parties, including DISH Network, our margins could be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing broadband customers are not expected to utilize our SPACEWAY 3 or EchoStar XVII satellites. If future demand does not meet our expectations, we will be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations. We have satellite capacity commitments for Ku band frequencies, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may not be readily served or available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected.

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

Our operations outside the U.S. accounted for approximately 20.5%, 22.0% and 19.2% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Collectively, we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, the United Arab Emirates, Ireland and the United Kingdom, among other nations. Over the last 10 years, we have sold products in over

100 countries. Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad. Such risks include:

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

  •
  Difficulties in following a variety of laws and regulations related to foreign operations. Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law. For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers. In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage. Our policies mandate compliance with these laws. However, we operate in many parts of the world that have experienced corruption to some degree. Compliance with these laws may lead to increased operations costs or loss of business opportunities. Violations of these laws could result in fines or other penalties or sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

  •
  Restrictions on space station landing rights/coordination.  Satellite market access and landing rights are dependent on the national regulations established by foreign governments, including, but not limited to: (a) national coordination requirements and registration requirements for satellites; and (b) reporting requirements of national telecommunications regulators with respect to service provision and satellite performance. In addition, we must comply with foreign national requirements for the registration of satellites and associated obligations. Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country. There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

  •
  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for "free," which may impact our revenue. In addition, if we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

  •
  Compliance with applicable export control laws and regulations in the U.S. and other countries. We must comply with all applicable export control laws and regulations of the U.S. and other countries. U.S. laws and regulations applicable to us include the Arms Export Control Act, the

    ITAR, the EAR and the trade sanctions laws and regulations administered by the OFAC. The export of certain hardware, technical data and services relating to satellites is regulated by the U.S. Department of State's Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the BIS under EAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

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

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that may otherwise offer us growth opportunities. We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business. Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

  •
  the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

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

We have outstanding $1.10 billion of senior secured notes (the "Secured Notes") and $900.0 million of senior unsecured notes (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"). Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to affect any of these remedies on satisfactory terms, or at all. The indentures governing the Notes also limit our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer. In addition, weakness in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all. Instability in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In addition, sustained economic weakness may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions. We cannot predict with any certainty whether or not we will be impacted by sustained economic weakness. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

Covenants in our indentures restrict our business in many ways.

The indentures governing the Notes contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries' ability to, among other things:

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

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenue as well as our relationship with current customers and our ability to attract new customers. In particular, future anomalies may result in the loss of individual transponders on a satellite, a group of transponders on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

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

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter than their design lives. Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite's functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.

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

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past. The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities. Construction and launch delays could materially and adversely affect our ability to generate revenue. Historically, we generally have not carried launch insurance on our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities. In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce the availability of launch insurance on our satellites or make launch insurance premiums uneconomical.

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

Satellite transmissions and the use of frequencies often are dependent on coordination with other satellite systems operated by U.S. or foreign satellite operators, and it can be difficult to determine the outcome of these coordination agreements with these other entities and governments. The impact of a coordination agreement may result in the loss of rights to the use of certain frequencies or access to certain markets. The significance of such a loss would vary and it can therefore be difficult to determine which portion of our revenue will be impacted.

Furthermore, the satellite coordination process is conducted under the guidance of the International Telecommunication Union ("ITU") radio regulations and the national regulations of the satellites involved in the coordination process. These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defense and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral ("SS/L") and Thales Alenia Space. There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance, ADD Space Exploration and Sea Launch Company. The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites. Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Moreover, due to the rapid pace of technological change, we rely in part on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses or other required intellectual property rights from these third parties on reasonable terms, our business, financial position and results of operations could be adversely affected. Technology licensed from third parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

In addition, we work with third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations. For example, in February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against SS/L, the manufacturer of EchoStar XVII and EchoStar XIX. ViaSat alleges, among other things, that SS/L infringes six different patents, and has breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII, EchoStar XIX and other satellites. While we are not a named party to this matter, an adverse decision against SS/L could have a significant impact on our business operations and impair our ability to make use of EchoStar XVII, EchoStar XIX, or other satellites from SS/L.

We are party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are subject to various legal proceedings and claims, which arise in the ordinary course of our business. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement. If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position. See Item 3. Legal Proceedings of this Annual Report on Form 10-K.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our current business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks and those of our third-party service providers and our customers may be vulnerable to these attacks and unauthorized access. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers' existing networks, each of which has different specifications and utilize multiple protocol standards. Our products and services must interoperate with the other products and services within our customers' networks, as well as with future products and services that might be added to these networks, to meet our customers' requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell. The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders and lost revenue; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) the issuance of credits to customers and other losses to us, our customers or end-users; and (vii) harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenue and profitability.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU. These regulations are subject to the political process and do change from time to time. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency. Our licenses are currently set to expire at various times. In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal. Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue. There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones. If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations. Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers. The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of a replacement spectrum. In addition, Congress and political bodies in other countries often consider legislation that could affect us and enact legislation that does affect us, and FCC proceedings to implement the Communications Act, as well as other regulatory proceedings in foreign countries, and the enforcement of their regulations is ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

As a provider of telecommunications services in the U.S., we are presently required to contribute a fee, which is based upon a percentage of our revenue from telecommunications services, to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenue forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its Universal Service Fund contribution and distribution rules. These changes could impact our future contribution obligations and those of third parties that provide communication services to our business. Any such change to the Universal Service Fund contribution rules could adversely affect our costs of providing service to our customers. In addition, changes to the Universal Service Fund distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

OTHER RISKS

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, EchoStar's Chairman, beneficially owns approximately 50.2% of EchoStar's total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 80.8% of the total voting power. Mr. Ergen's beneficial ownership of EchoStar excludes 5,738,471 shares of EchoStar's Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family. These trusts beneficially own approximately 11.8% of EchoStar's total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 11.0% of EchoStar's total voting power. Thus, Mr. Ergen has the ability to elect a majority of EchoStar's directors and to control all other matters requiring the approval of its stockholders. As a result of Mr. Ergen's voting power,

EchoStar is a "controlled company" as defined in the Nasdaq listing rules and, therefore, is not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network's common ownership and management.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships. Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

  •
  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests. EchoStar's Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network, EchoStar and us. The executive officers and the members of EchoStar's Board of Directors who overlap with DISH Network also have fiduciary duties to DISH Network's shareholders. Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies. In addition, many of EchoStar's directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen. Furthermore, DISH Network will hold shares of preferred tracking stock of EchoStar and us that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network. Furthermore, Charles W. Ergen, our Chairman is employed by both DISH Network and EchoStar.

  •
  Intercompany agreements related to the Spin-off.  EchoStar entered into agreements with DISH Network pursuant to which DISH Network provides EchoStar and us certain management, administrative, accounting, tax, legal and other services, for which EchoStar pays DISH Network an amount equal to DISH Network's cost plus a fixed margin. In addition, EchoStar entered into a number of intercompany agreements covering matters such as tax sharing and its responsibility for certain liabilities previously undertaken by DISH Network for certain of its businesses. EchoStar also entered into certain commercial agreements with DISH Network. The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm's length negotiations. The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

  •
  Additional intercompany transactions.  DISH Network or its affiliates have and will continue to enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of EchoStar's committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

  •
  Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses. In addition, pursuant to a distribution agreement with dishNET Satellite Broadband, LLC ("dishNET"), a wholly-owned subsidiary of DISH Network, dishNET has the right, but not the obligation, to market, sell and distribute our Hughes segment's broadband internet service under the dishNET brand which could compete with sales by our Hughes segment. DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment. We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

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

We rely on EchoStar for a substantial portion of our administrative and management functions and services including human resources-related functions, accounting, tax administration, legal, external reporting, treasury administration, internal audit and insurance functions, information technology and telecommunications services and other support services. While we have access to certain of Hughes Communications' infrastructure, we do not have systems and resources in place to perform all these functions or services. Instead, we generally receive these services pursuant to an arrangement between us and EchoStar. EchoStar in turn receives certain of these services from DISH Network pursuant to a management services agreement and a professional services agreement entered into between them. We anticipate continuing to rely upon DISH Network to provide many of these services. If our intercompany arrangement with EchoStar were to terminate, or if EchoStar no longer receives certain services from DISH Network, we would need to obtain agreements with third-party service providers or obtain additional internal resources, neither of which may be available on acceptable terms or at all.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000. The following table sets forth certain information concerning our principal properties related to our Hughes segment ("Hughes") and EchoStar Satellite Services segment ("ESS"). We operate various facilities in the U.S. and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location(4)	Segment(s) Using Property	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Rockville, Maryland(2)	Hughes	Leased	Subsidiary's corporate headquarters
Southfield, Michigan(1)	Hughes	Leased	Shared hub
Las Vegas, Nevada(1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Germantown
Lindon, Utah	Hughes	Leased	Office space and engineering offices
Barueri, Brazil(1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices
Griesheim, Germany(1)	Hughes	Leased	Office space, shared hub, operations, warehouse
Bangalore, India(2)	Hughes	Leased	Office space and guest house
Gurgaon, India(1)(2)	Hughes	Leased	Subsidiary's corporate headquarters, shared hub, operations, development center and warehouse
Mumbai, India(2)	Hughes	Leased	Warehouse and office space
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland(1)	Hughes	Owned	Hughes corporate headquarters, engineering lab, network operations and shared hubs
Gilbert, Arizona(1)(3)	ESS	Leased	Digital broadcast operations center
Monee, Illinois(1)(3)	ESS	Leased	Regional digital broadcast operations center
Baker, Montana(1)(3)	ESS	Leased	Spacecraft autotrack operations center
Orange, New Jersey(1)(3)	ESS	Leased	Regional digital broadcast operations center
Black Hawk, South Dakota(1)(3)	ESS	Leased	Spacecraft autotrack operations center
New Braunfels, Texas(1)(3)	ESS	Leased	Regional digital broadcast operations center
Mt Jackson, Virginia(1)(3)	ESS	Leased	Regional digital broadcast operations center
Spokane, Washington(1)(3)	ESS	Leased	Regional digital broadcast operations center
Cheyenne, Wyoming(1)(3)	ESS	Leased	Digital broadcast operations center
Kankakee, Illinois(1)(3)	ESS	Owned	Regional digital broadcast operations center
Mustang Ridge, Texas(1)(3)	ESS	Owned	Micro digital broadcast center
Winchester, Virginia(1)(3)	ESS	Owned	Regional digital broadcast operations center

(1)
We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)
These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)
These properties are owned by EchoStar Corporation or its subsidiaries.

(4)
We have multiple gateways throughout the Western part of the U.S. that support the SPACEWAY 3 and EchoStar XVII satellites.

Item 3.    LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees and other costs of defending litigation are charged to expense as incurred.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology ("Caltech") filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710, 7,421,032, 7,916,781, and 8,284,833, each of which is entitled "Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes." Caltech appears to assert that encoding data as specified by the DVB-S2 standard, infringes each of the asserted patents.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC ("E-Contact") filed suit against Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled "Personal Computer Diary." E-Contact appeared to assert that some portion of HughesNet email services infringed that patent. On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact's patent claims being invalidated in an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.). On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact's claims against us, and the matter is now concluded.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC ("NAT") filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the "710 patent"), which is entitled "System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links." NAT re-filed its case on July 19, 2013. NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development, LLC ("TQP") filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled "Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys." TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    As of February 13, 2014, all of our 1,000 issued and outstanding shares of common stock were held by EchoStar. There is currently no established trading market for our common stock. On December 20, 2013, we amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock. As of February 13, 2014 no shares of preferred stock were issued or outstanding.

Dividends.    We have not paid any cash dividends on our common stock in the past two years. Payment of any future dividends will depend upon our earnings and capital requirements, contractual restrictions, and other factors the Board of Directors considers appropriate. Our ability to declare dividends is affected by covenants in our indentures.

Item 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management's narrative analysis of results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this annual report. This management's narrative analysis is intended to help provide an understanding of our results of operations and contains forward-looking statements that involve risks, uncertainties and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results may differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption Item 1A. Risk Factors in this Annual Report on Form 10-K. Any forward-looking statements contained in this report speak only as of the date of this report and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation ("EchoStar"). We were formed as a Colorado corporation in March 2011. We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We currently operate in two business segments: the Hughes segment and the EchoStar Satellite Services segment.

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

The Hughes segment uses its two owned satellites, SPACEWAY 3 and EchoStar XVII, and additional satellite capacity acquired from multiple third-party providers to provide satellite broadband internet access to North American consumers, which we refer to as the consumer market, and broadband network services and equipment to domestic and international enterprise markets. Our Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems. We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services.

Beginning in October 2012, we introduced HughesNet Gen4 broadband internet services to our customers in North America on EchoStar XVII, which was launched in July 2012. Subsequently, in the fourth quarter of 2012, we enhanced our SPACEWAY 3 satellite platform to provide Gen4 services in regions of the U.S. that EchoStar XVII does not provide service. In October 2012, we entered into a distribution agreement (the "Distribution Agreement") with dishNET Satellite Broadband, L.L.C ("dishNET"), a wholly-owned subsidiary of DISH Network Corporation ("DISH Network"), pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service"). See Note 16 in the Notes to Consolidated Financial Statements in Item 15 of this report for further discussion of our related party transactions with DISH Network.

As of December 31, 2013 and 2012, our Hughes segment had approximately 860,000 and 636,000 broadband subscribers, respectively, of which, 635,000 and 588,000 were residential retail subscribers, respectively. These broadband subscribers include customers that subscribe to HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

As of December 31, 2013 and 2012, our Hughes segment had approximately $1.15 billion and $1.06 billion, respectively, of contracted revenue backlog. We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. Of the total contracted revenue backlog as of December 31, 2013, we expect to recognize approximately $383.1 million of revenue in 2014.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment's satellite networks. Accordingly, we may need to adjust our service offerings in response to the offerings of our competitors, including ViaSat Communications, Inc. In addition, we focus on expanding our enterprise business, both domestically and internationally. However, the growth of the enterprise business relies heavily on global economic conditions.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using ten of its owned and leased in-orbit satellites, including EchoStar XVI launched in November 2012. We lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), United States ("U.S") government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers. We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties. However, there can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment. Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network's pay-TV service as well as changes in DISH Network's satellite capacity requirements. In January 2013, we began to lease EchoStar XVI to DISH Network, for the delivery of direct-to-home ("DTH") broadcast services to DISH Network customers in the U.S. Any termination or reduction in the services we provide to DISH Network would increase excess capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this segment. As of December 31, 2013 and 2012, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.14 billion and $1.44 billion, respectively. Of the total contracted revenue backlog as of December 31, 2013, we expect to recognize approximately $242.5 million of revenue in 2014.

While we also expect to provide services to other customers, the number of potential new customers for our EchoStar Satellite Services segment is small and may be limited as prospective customers that have been competitors of DISH Network may continue to view us as a competitor due to our common ownership with DISH Network.

Our ability to expand revenue in the EchoStar Satellite Services segment will likely require that we displace incumbent suppliers that generally have well established business models and often benefit from long-term contracts with their customers. As a result, to grow our EchoStar Satellite Services segment we may need to develop or otherwise acquire access to new satellite-delivered services so that we may offer differentiated services to prospective customers. However, there can be no assurance that we would be able to develop or otherwise acquire access to such differentiated services or develop the sales and marketing expertise necessary to sell such services profitably.

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

In 2012, HNS Americas Comunicações LTDA ("Hughes Brazil") acquired the right to use various frequencies at the 45 degree west longitude orbital location ("Brazilian Authorization") from ANATEL, the Brazilian communications regulatory agency. In July 2013, ANATEL granted Hughes Brazil permission to transfer the acquired Brazilian Authorization to EchoStar 45, a subsidiary of EchoStar Corporation. This transfer was completed in August 2013. The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. In September 2013, we announced that we were in discussions with GVT, a subsidiary of Vivendi S.A., to form a joint venture to provide pay-TV services in Brazil with the objective to offer a national service using IPTV and satellite distribution. In December 2013, we ceased our discussions with GVT, but we remain committed to delivering a unique pay-TV service to Brazil via a high-powered Broadcast Satellite Service ("BSS") satellite.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue.    "Services and other revenue" primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services. "Services and other revenue" also includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" primarily includes revenue associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network. Beginning in October 2012, "Services and other revenue—DISH Network" also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Equipment revenue—other.    "Equipment revenue—other" primarily includes the sales of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" primarily includes sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales—services and other.    "Cost of sales—services and other" primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. "Cost of sales—services and other" also includes the costs associated with satellite and transponder leasing, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Cost of sales—equipment.    "Cost of sales—equipment" consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Research and development expenses.    "Research and development expenses" primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense. It also includes professional fees (e.g., legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar, DISH Network and other third parties.

Impairment of long-lived assets.    "Impairment of long-lived assets" includes our impairment losses related to our property and equipment, goodwill and intangible assets.

Interest income.    "Interest income" primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including accretion on debt securities.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" primarily includes interest expense associated with our long-term debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Other, net.    "Other, net" primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings before interest, taxes, depreciation and amortization ("EBITDA").    EBITDA is defined as "Net loss attributable to HSS" excluding "Interest expense, net of amounts capitalized," "Interest income," "Income tax benefit (provision), net" and "Depreciation and amortization." EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to "Net loss attributable to HSS" in our discussion of "Results of Operations" below. EBITDA should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Subscribers.    Subscribers include customers that subscribe to our Hughes segment's HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Years Ended December 31,		Variance
Statement of Operations Data	2013	2012	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue	$987,023	$941,804	$45,219	4.8
Services and other revenue—DISH Network	291,924	211,560	80,364	38.0
Equipment revenue	194,825	255,636	(60,811)	(23.8)
Equipment revenue—DISH Network	69,119	23,757	45,362	*

Total revenue	1,542,891	1,432,757	110,134	7.7

Costs and Expenses:
Cost of sales—services and other	502,134	480,040	22,094	4.6
% of Total services and other revenue	39.3%	41.6%
Cost of sales—equipment	237,103	232,690	4,413	1.9
% of Total equipment revenue	89.8%	83.3%
Selling, general and administrative expenses (including DISH Network)	239,264	222,986	16,278	7.3
% of Total revenue	15.5%	15.6%
Research and development expenses	21,845	21,264	581	2.7
% of Total revenue	1.4%	1.5%
Depreciation and amortization	403,476	352,367	51,109	14.5
Impairment of long-lived assets	34,664	22,000	12,664	57.6

Total costs and expenses	1,438,486	1,331,347	107,139	8.0

Operating income	104,405	101,410	2,995	3.0

Other Income (Expense):
Interest income	7,487	2,212	5,275	*
Interest expense, net of amounts capitalized	(197,062)	(153,955)	(43,107)	28.0
Equity in earnings of unconsolidated affiliate	4,288	2,540	1,748	68.8
Other, net	10,534	24,672	(14,138)	(57.3)

Total other expense, net	(174,753)	(124,531)	(50,222)	40.3

Loss before income taxes	(70,348)	(23,121)	(47,227)	*
Income tax benefit, net	35,525	10,895	24,630	*

Net loss	(34,823)	(12,226)	(22,597)	*
Less: Net income (loss) attributable to noncontrolling interests	876	(35)	911	*

Net loss attributable to HSS	$(35,699)	$(12,191)	$(23,508)	*

Other Data:
EBITDA	$521,827	$481,024	$40,803	8.5

Subscribers, end of period	860,000	636,000	224,000	35.2

*
Percentage is not meaningful.

Services and other revenue—other.    "Services and other revenue—other" totaled $987.0 million for the year ended December 31, 2013, an increase of $45.2 million or 4.8%, compared to the same period in 2012.

  Services and other revenue—other from our Hughes segment for the year ended December 31, 2013 increased by $41.1 million, or 4.7%, to $909.6 million compared to the same period in 2012. The increase was primarily attributable to an increase in sales of broadband services in our enterprise and consumer markets.

  Services and other revenue—other from our EchoStar Satellite Services segment for the year ended December 31, 2013 increased by $6.4 million, or 8.3%, to $82.9 million compared to the same period in 2012. The increase was mainly due to an increase of $6.4 million in sales of transponder services.

Services and other revenue—DISH Network.    "Services and other revenue—DISH Network" totaled $291.9 million for the year ended December 31, 2013, an increase of $80.4 million or 38.0%, compared to the same period in 2012.

  Services and other revenue—DISH Network from our Hughes segment for the year ended December 31, 2013 increased by $34.5 million to $44.8 million compared to the same period in 2012. The increase was primarily attributable to revenue earned pursuant to the Distribution Agreement we entered into with dishNET in October 2012.

  Services and other revenue—DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2013 increased by $45.9 million, or 22.8%, to $247.2 million compared to the same period in 2012. The increase was mainly due to a $99.2 million increase in revenue related to the lease of capacity on the EchoStar XVI satellite which began in January 2013 and services provided on the lease of transponders of the Quetzsat-1 satellite to DISH Network beginning in February 2013. This increase was partially offset by a $43.7 million decrease relating to the expiration of our satellite capacity lease agreement for the EchoStar VI satellite, a $5.1 million decrease relating to the renewal of our satellite capacity agreement for the EchoStar VIII satellite, and a $5.3 million decrease in revenue related to DISH Network's use of our right to the 61.5 degree west longitude orbital location.

Equipment revenue—other.    "Equipment revenue—other" totaled $194.8 million for the year ended December 31, 2013, a decrease of $60.8 million or 23.8% compared to the same period in 2012. The decrease was mainly due to a decrease in sales of mobile satellite systems equipment of $30.4 million and international broadband equipment of $29.5 million.

Equipment revenue—DISH Network.    "Equipment revenue—DISH Network" for the year ended December 31, 2013 increased by $45.4 million to $69.1 million compared to the same period in 2012. The increase was primarily due to the commencement of broadband equipment sales to DISH Network pursuant to the Distribution Agreement we entered into with dishNET in October 2012 such that a full year of revenue has been included in the 2013 period.

Cost of sales—services and other.    "Cost of sales—services and other" totaled $502.1 million for the year ended December 31, 2013, an increase of $22.1 million, or 4.6%, compared to the same period in 2012.

  Cost of sales—services and other from our Hughes segment for the year ended December 31, 2013 increased by $28.4 million, or 6.7%, to $450.3 million compared to the same period in 2012. The increase included a $23.9 million increase in cost of sales related to an increase in sales of broadband services in our consumer and enterprise markets and a $4.4 million increase in cost of sales primarily related to the Distribution Agreement we entered into with dishNET in October 2012.

  Cost of sales—services and other from our EchoStar Satellite Services segment for the year ended December 31, 2013 decreased by $4.0 million, or 6.5%, to $56.9 million compared to the same period in 2012. The decrease was primarily attributable to an $8.4 million decrease in lease expense due to the termination of our satellite lease agreement with DISH Network for EchoStar I in July 2012, partially offset by a $4.4 million increase in cost of sales related to the increase in transponder revenue in 2013.

Cost of sales—equipment.    "Cost of sales—equipment" increased by $4.4 million, or 1.9%, to $237.1 million compared to the same period in 2012. The increase was primarily attributable to an increase in the cost of sales of broadband equipment sold to DISH Network of $35.7 million, primarily related to the Distribution Agreement we entered into with dishNET. The increase was primarily offset by a decrease in cost of sales of $17.2 million, primarily the result of a decrease in sales of telecom systems equipment, and a decrease of $14.3 million in cost of sales related to international broadband equipment.

Selling, general and administrative expenses.    "Selling, general and administrative expenses" totaled $239.3 million for the year ended December 31, 2013, an increase of $16.3 million or 7.3%, compared to the same period in 2012. The increase was mainly due to a $23.8 million increase in marketing expenses related to our Hughes segment, offset partially by a $7.2 million decrease in general and administrative expenses in our ESS segment.

Depreciation and amortization.    "Depreciation and amortization" expense totaled $403.5 million for the year ended December 31, 2013, an increase of $51.1 million or 14.5%, compared to the same period in 2012. The increase was primarily related to an increase in depreciation of $25.3 million from our Hughes segment related to depreciation from EchoStar XVII, which was placed into service in October 2012, an increase of $24.4 million in depreciation from our EchoStar Satellite Services segment, primarily due to the depreciation of EchoStar XVI, which was placed into service in January 2013, and a $17.4 million increase in depreciation associated with customer rental equipment,. These increases in depreciation were partially offset by a decrease in depreciation of $13.5 million on EchoStar VI, which was fully depreciated in August 2012.

Impairment of long-lived assets.    "Impairment of long-lived assets" totaled $34.7 million for the year ended December 31, 2013, an increase of $12.7 million or 57.6%, compared to the same period in 2012. Impairment losses in 2013 consisted primarily of a $34.7 million impairment of our EchoStar XII satellite. Impairment losses in 2012 consisted of a $22.0 million impairment on certain contract rights associated with the Hughes Acquisition that were determined to have a lower probability of being realized than was assumed in prior estimates.

Interest expense, net of amounts capitalized.    "Interest expense, net of amounts capitalized" totaled $197.1 million for the year ended December 31, 2013, an increase of $43.1 million or 28.0%, compared to the same period in 2012. The increase was mainly due to a decrease in capitalization of interest expense of $41.7 million associated with EchoStar XVII and EchoStar XVI satellites which were placed into service in October 2012 and January 2013, respectively.

Other, net.    "Other, net" totaled $10.5 million for the year ended December 31, 2013, a decrease of $14.1 million, or 57.3%, compared to the same period in 2012. The decrease was primarily related to gains recognized in 2012, including a $10.5 million gain on the sale of one of our strategic investments in a public company and a gain of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite. This decrease was partially offset by a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013.

Earnings before interest, taxes, depreciation and amortization.    EBITDA was $521.8 million for the year ended December 31, 2013, an increase of $40.8 million or 8.5%, compared to the same period in 2012. The increase was primarily due to an increase of $66.7 million in operating income excluding depreciation and amortization and impairment losses. This increase was partially offset by additional impairment costs of $34.7 million related to the impairment of EchoStar XII satellite in 2013 offset by a $22.0 million impairment in 2012 on certain contract rights associated with the Hughes Acquisition and a decrease in gains on investments of $13.0 million recognized from the sale of one of our strategic investments in a public company in 2012. The following table reconciles EBITDA to the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
EBITDA	$521,827	$481,024	$40,803	8.5
Interest income and expense, net	(189,575)	(151,743)	(37,832)	24.9
Income tax benefit, net	35,525	10,895	24,630	*
Depreciation and amortization	(403,476)	(352,367)	(51,109)	14.5

Net loss attributable to HSS	$(35,699)	$(12,191)	$(23,508)	*

*
Percentage is not meaningful.

Income tax benefit, net.    Income tax benefit totaled $35.5 million for the year ended December 31, 2013, an increase of $24.6 million compared to the same period in 2012. Our effective income tax rate was 50.5% for the year ended December 31, 2013 versus 47.1% for the same period in 2012. The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to current year research and experimentation credits, and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013. For the same period in 2012, the variation from a U.S. federal statutory rate was primarily attributable to the establishment of the valuation allowances on certain current year foreign losses. In addition, significant fluctuation in the effective tax rate from a U.S. federal statutory rate resulted from our pre-tax losses in the current year.

Net loss attributable to HSS.    Net loss attributable to HSS was $35.7 million for the year ended December 31, 2013, an increase of $23.5 million, compared to the same period in 2012. The increase in net loss attributable to HSS was primarily attributable to a decrease in gains of $10.5 million recognized from the sale of one of our strategic investments in a public company in 2012, increased impairment costs of $12.7 million related to the impairment of our EchoStar XII satellite in 2013, and a decrease in capitalized interest of $45.1 million associated with EchoStar XVII and EchoStar XVI, which were placed into service in October 2012 and January 2013, respectively. These reductions in net loss attributable to HSS were offset partially by an increase in income tax benefit of $24.6 million, an increase of equity in earnings of $1.7 million, and an increase of $15.7 million in operating income, including depreciation and amortization.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2013
Total revenue	$1,218,126	$330,177	$(5,412)	$1,542,891
Capital expenditures	$186,561	$12,700	$—	$199,261
EBITDA	$281,513	$235,993	$4,321	$521,827
For the Year Ended December 31, 2012
Total revenue	$1,158,714	$277,985	$(3,942)	$1,432,757
Capital expenditures	$292,222	$118,998	$—	$411,220
EBITDA	$265,755	$212,549	$2,720	$481,024

Hughes Segment

	For the Year Ended December 31		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$1,218,126	$1,158,714	$59,412	5.1
Capital expenditures	$186,561	$292,222	$(105,661)	(36.2)
EBITDA	$281,513	$265,755	$15,758	5.9

Revenue

Hughes segment total revenue for the year ended December 31, 2013 increased by $59.4 million, or 5.1%, compared to the same period in 2012. This increase was primarily due to an increase in both service and hardware revenue from DISH Network of $34.5 million and $45.4 million, respectively. This increase in revenue from DISH Network was primarily a result of an increase in sales of broadband equipment and services pursuant to the Distribution Agreement we entered into with dishNET in October 2012. Also contributing to the increase in our Hughes segment revenue was an increase of $41.1 million of other service revenue related to an increase in sales of broadband services. These increases were offset partially by a decrease of $61.5 million in equipment revenue as a result of a decrease in sales of mobile satellite systems equipment and international broadband equipment.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2013 decreased by $105.7 million, or 36.2%, compared to the same period in 2012, primarily due to a decrease in satellite expenditures related to EchoStar XVII, which was launched in July 2012.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2013 was $281.5 million, an increase of $15.8 million, or 5.9%, compared to the same period in 2012. The increase was due primarily to a $22.0 million impairment loss in 2012 on certain contract rights associated with the Hughes Acquisition that did not occur in 2013 and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013. These increases were offset partially by a decrease in gains on marketable investment securities of $10.5 million compared to the same period in 2012.

EchoStar Satellite Services Segment

	For the Year Ended December 31		Variance
	2013	2012	Amount	%
	(Dollars in thousands)
Total revenue	$330,177	$277,985	$52,192	18.8
Capital expenditures	$12,700	$118,998	$(106,298)	(89.3)
EBITDA	$235,993	$212,549	$23,444	11.0

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2013 increased by $52.2 million, or 18.8%, compared to the same period in 2012, primarily due to an increase in sales of transponder services to DISH Network.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2013 decreased by $106.3 million, or 89.3%, compared to the same period in 2012, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012.

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2013 was $236.0 million, an increase of $23.4 million, or 11.0%, compared to the same period in 2012. The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to a $64.1 million increase in operating income excluding depreciation and amortization and impairment losses primarily related to an increase in the sales of transponder services provided in 2013 compared to 2012 and a decrease in cost of sales related to the termination of our satellite lease contract with DISH Network on EchoStar I, which was effective in July 2012. The increase in operating income was partially offset by the impairment loss of our EchoStar XII satellite of $34.7 million in June 2013 and a decrease in gains of $5.9 million as a result of a reduction of the capital lease obligation for the AMC-16 satellite when compared to the same period in 2012.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2013, our cash, cash equivalents and current marketable investment securities had a fair value of $280.6 million. All of that amount was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) variable rate demand notes ("VRDNs") convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $273.4 million as of December 31, 2013, a hypothetical 10% change in average interest rates during 2013 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2013 of 0.4%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2013 would have an insignificant impact to our annual interest income.

Other Investments

As of December 31, 2013, we had $30.2 million of noncurrent nonpublic equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical 10% adverse change in the value of these equity instruments would result in a decrease of approximately $3.0 million in the value of these investments.

Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies' businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars. Our international business is conducted in a variety of foreign currencies, and it is, therefore, exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions. As of December 31, 2013, we had $26.2 million of foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $8.4 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of December 31, 2013. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of December 31, 2013.

Derivative Financial Instruments

We generally do not use derivative financial instruments for speculative purposes and we generally do not apply hedge accounting treatment to our derivative financial instruments. However, as of December 31, 2013, we had foreign currency forward contracts with notional value of $8.4 million in place to partially mitigate foreign currency exchange risk. We evaluate our derivative financial instruments from time to time but there can be no assurance that we will not enter into additional foreign currency forward contracts, or take other measures, in the future to mitigate our foreign exchange risk.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.    OTHER INFORMATION

Satellite and Tracking Stock Transaction.

On February 20, 2014, EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar will issue two series of preferred tracking stocks in exchange for the transfer by DISH Network of five satellites (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, we will lease to DISH Network certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction").

Item 1.01.    Entry into a Material Definitive Agreement.

Transaction Agreement.    On February 20, 2014, EchoStar Corporation, HSS, and certain of EchoStar's other subsidiaries entered into a Transaction Agreement (the "Transaction Agreement") with DISH Operating L.L.C. ("DOLLC") and DISH Network L.L.C. ("DNLLC" and, together with DOLLC, the "DISH Investors"), each an indirect wholly-owned subsidiary of DISH Network Corporation ("DISH Network"), and EchoStar XI Holding L.L.C., a wholly-owned subsidiary of DNLLC, pursuant to which on March 1, 2014, EchoStar Corporation and HSS will among other things, issue an aggregate of 6,290,499 shares (the "EchoStar Tracking Stock") and 81.128 shares (the "HSS Tracking Stock", and together with the EchoStar Tracking Stock, the "Tracking Stock"), respectively, of preferred tracking stock to the DISH Investors in exchange for the transfer by the DISH Investors and their respective subsidiaries, as applicable, to EchoStar Corporation and HSS, as applicable, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations of approximately $58.9 million) and approximately $11.4 million in cash (the "Transaction"). The Tracking Stock will generally track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSS ("Hughes"), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the "Hughes Retail Group"). The shares of the Tracking Stock to be issued to the DISH Investors will represent an aggregate 80.0% economic interest in the Hughes Retail Group. In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar will retain all economic interest in the wholesale satellite broadband business. The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased to DISH.    On February 20, 2014, we and certain subsidiaries of DISH Network entered into certain satellite capacity agreements pursuant to which beginning March 1, 2014, DISH Network will, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV satellites. The total fees for the services provided under these satellite capacity agreements depend, among other things, upon the number of transponders on the applicable satellite and the length of the lease. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date based upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.    On February 20, 2014, EchoStar and HSS entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the DISH Investors with respect to the Tracking Stock. The Investor Rights Agreement provides for, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock for one year, with continuing transfer restrictions (including right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock. The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSS-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

Item 3.02.    Unregistered Sales of Equity Securities.

The disclosures under Item 1.01 of this Item 9B are incorporated into this Item 3.02 by reference. The Tracking Stock will be issued and sold pursuant to the Transaction Agreement in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

The above disclosures are included under this "Item 9B Other Information" in lieu of Items 1.01 and 3.02 disclosure under a timely Form 8-K.

PART III

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2014.    KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2013. EchoStar Corporation's ("EchoStar") Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if EchoStar's Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
	2013	2012
Audit fees(1)	$1,546,976	$1,628,205
Audit-related fees(2)	159,536	119,076

Total audit and audited related fees	1,706,511	1,747,281
Tax fees	22,661	13,404

Total fees	$1,729,172	$1,760,685

(1)
Consisted of fees paid by us for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012 and for other services provided to us during 2013 and 2012, including the review of our quarterly consolidated financial statements and statutory audits of our foreign subsidiaries.

(2)
Consisted of fees for audit of financial statements of certain services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Board of Directors has delegated to EchoStar's Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm. EchoStar's Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to EchoStar's Audit Committee in one of the following ways:

  •
  Request for approval of services at a meeting of EchoStar's Audit Committee; or

  •
  Request for approval of services by members of EchoStar's Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. Fees paid by us to KPMG LLP for services rendered in 2013 were pre-approved by EchoStar's Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements

(3)
Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 15, 2011, Commission File No. 1-33040).****
3.1(a)*
Articles of Incorporation of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of March 16, 2011 (incorporated by reference to Exhibit 3.1(a) to the Company's Registration Statement on Form S-4, Registration No. 333-179121).
3.1(b)*
Articles of Amendment of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of October 26, 2011 (incorporated by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form S-4, Registration No. 333-179121).
3.1(c)(H)	Articles of Amendment of Hughes Satellite Systems Corporation, dated as of December 30, 2013.
3.1(d)(H)	Articles of Amendment of Hughes Satellite Systems Corporation, dated as of January 21, 2014.
3.2*	Bylaws of EH Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No. 333-179121).
4.1*
Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 6 1/2% Senior Secured Notes due 2019, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).

Exhibit No.	Description
4.2*	Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).
4.3*
Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
4.4*
Supplemental Indenture relating to the 7 5/8% Senior Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
4.5*
Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation's Current Report on Form 8-K filed June 2, 2011, Commission File No. 001-33807).
4.6*
Security Agreement, dated as of June 8, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation's Current Report on Form 8-K filed June 9, 2011, Commission File No. 001-33807).
4.7*	Form of Note for 6 1/2% Senior Secured Notes due 2019 (included as part of Exhibit 4.1).
4.8*	Form of Note for 7 5/8% Senior Notes due 2021 (included as part of Exhibit 4.2).
10.1*
Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
10.2*
Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).**
10.3*
Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).
10.4*
Form of Management Services Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).

Exhibit No.	Description
10.5*	Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, Commission File No.0-26176).***
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

Exhibit No.	Description
10.16*	Amendment No. 4 to Satellite Service Agreement, dated April 6, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***
10.17*
Amendment No. 5 to Satellite Service Agreement, dated June 20, 2005, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended June 30, 2005, Commission File No. 0-26176).***
10.18*
Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 of EchoStar Corporation's Form 10 dated December 28, 2007, Commission File No. 001-33807).**
10.19*
Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to Form 10 of EchoStar Corporation filed on December 26, 2007, Commission File No. 001-33807).
10.20*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.21*
QuetzSat-1 Transponder Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, Commission File No. 001-33807).***
10.22*
Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).**
10.23*
Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).**
10.24*
Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option Plan (incorporated by reference to EchoStar Corporation's Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).
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

Exhibit No.	Description
10.27*	Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended September 30, 2009, Commission File No. 001-33807).***
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
10.37*	First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C.***
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.

Exhibit No.	Description
32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101*****
The following materials from the Annual Report on Form 10-K of Hughes Satellite Systems Corporation for the year ended December 31, 2013, filed on February 21, 2014, formatted in eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

*****
In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed "filed" for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION
By:	/s/ DAVID J. RAYNER David J. Rayner Executive Vice President, Chief Financial Officer and Treasurer

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. DUGAN Michael T. Dugan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2014
/s/ DAVID J. RAYNER David J. Rayner	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2014
/s/ CHARLES W. ERGEN Charles W. Ergen	Chairman and Director	February 21, 2014
/s/ DEAN A. MANSON Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
Hughes Satellite Systems Corporation:

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado
February 21, 2014

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$163,709	$136,219
Marketable investment securities	116,860	42,422
Trade accounts receivable, net of allowance for doubtful accounts of $10,737 and $14,918, respectively	132,955	186,848
Trade accounts receivable—DISH Network, net of allowance for doubtful accounts of zero	68,091	36,340
Advances to affiliates, net	740	1,999
Inventory	56,993	59,675
Deferred tax assets	63,786	23,451
Prepaids and deposits	27,127	28,242
Other current assets	27,389	9,447

Total current assets	657,650	524,643

Noncurrent Assets:
Restricted cash and cash equivalents	15,114	28,066
Property and equipment, net of accumulated depreciation of $1,676,182 and $1,488,265, respectively	1,983,281	2,158,891
Regulatory authorizations	471,658	562,712
Goodwill	504,173	504,173
Other intangible assets, net	213,747	274,914
Other investments	30,212	29,133
Other noncurrent assets, net	165,976	134,005

Total noncurrent assets	3,384,161	3,691,894

Total assets	$4,041,811	$4,216,537

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$91,000	$128,456
Trade accounts payable—DISH Network	5	6,322
Current portion of long-term debt and capital lease obligations	67,300	64,418
Advances from affiliates, net	10,711	64,890
Taxes other than income taxes	4,268	5,878
Deferred revenue and other	55,086	44,585
Accrued compensation	19,741	19,779
Accrued expenses and other	80,293	75,765

Total current liabilities	328,404	410,093

Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,351,572	2,420,245
Deferred tax liabilities	266,674	266,433
Advances from affiliates	8,221	8,424
Long-term deferred revenue and other long-term liabilities	62,122	51,431

Total noncurrent liabilities	2,688,589	2,746,533

Total liabilities	3,016,993	3,156,626

Commitments and Contingencies (Note 13)
Shareholder's Equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,106,463	1,100,276
Accumulated other comprehensive loss	(18,644)	(13,539)
Accumulated deficit	(71,862)	(36,163)

Total HSS shareholder's equity	1,015,957	1,050,574
Noncontrolling interests	8,861	9,337

Total shareholders' equity	1,024,818	1,059,911

Total liabilities and shareholders' equity	$4,041,811	$4,216,537

The accompanying notes are an integral part of these consolidated financial statements.

 HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Services and other revenue	$987,023	$941,804	$574,590
Services and other revenue—DISH Network	291,924	211,560	216,100
Equipment revenue	194,825	255,636	161,313
Equipment revenue—DISH Network	69,119	23,757	600

Total revenue	1,542,891	1,432,757	952,603

Costs and Expenses:
Cost of sales—services and other (exclusive of depreciation and amortization)	502,134	480,040	305,652
Cost of sales—equipment (exclusive of depreciation and amortization)	237,103	232,690	128,491
Selling, general and administrative expenses (including DISH Network)	239,264	222,986	148,386
Research and development expenses	21,845	21,264	11,668
Depreciation and amortization	403,476	352,367	266,051
Impairment of long-lived assets	34,664	22,000	—

Total costs and expenses	1,438,486	1,331,347	860,248

Operating income	104,405	101,410	92,355

Other Income (Expense):
Interest income	7,487	2,212	3,759
Interest expense, net of amounts capitalized	(197,062)	(153,955)	(88,343)
Hughes Acquisition costs	—	—	(35,300)
Equity in earnings of unconsolidated affiliate	4,288	2,540	2,196
Other, net (includes reclassification of realized gains on available-for-sale ("AFS") securities out of accumulated other comprehensive loss of $32, $13,189 and zero, respectively)	10,534	24,672	7,593

Total other expense, net	(174,753)	(124,531)	(110,095)

Loss before income taxes	(70,348)	(23,121)	(17,740)
Income tax benefit, net	35,525	10,895	3,972

Net loss	(34,823)	(12,226)	(13,768)
Less: Net income (loss) attributable to noncontrolling interests	876	(35)	635

Net loss attributable to HSS	$(35,699)	$(12,191)	$(14,403)

Comprehensive Income (Loss):
Net loss	$(34,823)	$(12,226)	$(13,768)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7,981)	(3,278)	(11,340)
Unrealized gains (losses) on AFS securities and other	2,022	10,936	2,222
Recognition of previously unrealized gains on AFS securities included in net loss	(32)	(13,189)	—

Total other comprehensive loss, net of tax	(5,991)	(5,531)	(9,118)

Comprehensive loss	(40,814)	(17,757)	(22,886)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	59	(569)

Comprehensive loss attributable to HSS	$(40,804)	$(17,816)	$(22,317)

The accompanying notes are an integral part of these consolidated financial statements.

 HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	HSS Shareholder's Equity (Note 2)
	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Owner's Net Investment	Noncontrolling Interests	Total
Balance, January 31, 2011	$—	$—	$—	$480,633	$—	$480,633

Owner's net investment reclass upon formation of HSS	490,202	—	—	(490,202)	—	—
Contributions from owner	608,852	—	—	—	—	608,852
Stock-based compensation	485	—	—	—	—	485
Other	(33)	—	—	—	—	(33)
Acquisition of Hughes Communications	—	—	—	—	9,679	9,679
Comprehensive income (loss):
Net income (loss)	—	—	(23,972)	9,569	635	(13,768)
Foreign currency translation adjustment	—	(10,136)	—	—	(1,204)	(11,340)
Unrealized gains on AFS securities, net	—	2,222	—	—	—	2,222

Balance, December 31, 2011	1,099,506	(7,914)	(23,972)	—	9,110	1,076,730

Stock-based compensation	770	—	—	—	—	770
Other	—	—	—	—	168	168
Comprehensive income (loss):
Net loss	—	—	(12,191)	—	(35)	(12,226)
Foreign currency translation adjustment	—	(3,372)	—	—	94	(3,278)
Unrealized losses on AFS securities, net and other	—	(2,253)	—	—	—	(2,253)

Balance, December 31, 2012	1,100,276	(13,539)	(36,163)	—	9,337	1,059,911

Stock-based compensation	1,769	—	—	—	—	1,769
Other	4,418	—	—	—	(466)	3,952
Comprehensive income (loss):
Net income (loss)	—	—	(35,699)	—	876	(34,823)
Foreign currency translation adjustment	—	(7,095)	—	—	(886)	(7,981)
Unrealized gains on AFS securities, net and other	—	1,990	—	—	—	1,990

Balance, December 31, 2013	$1,106,463	$(18,644)	$(71,862)	$—	$8,861	$1,024,818

The accompanying notes are an integral part of these consolidated financial statements.

 HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(34,823)	$(12,226)	$(13,768)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	403,476	352,367	266,051
Equity in earnings of unconsolidated affiliate	(4,288)	(2,540)	(2,196)
Amortization of debt issuance costs	5,401	5,010	2,768
Realized gains on marketable investment securities and other investments, net	(1,681)	(13,173)	—
Impairment of long-lived assets	34,664	22,000	—
Stock-based compensation	1,769	770	485
Deferred tax benefit	(41,107)	(15,369)	(9,596)
Changes in current assets and current liabilities, net
Trade accounts receivable	54,086	(12,656)	(17,930)
Allowance for doubtful accounts	(3,520)	(1,850)	12,044
Trade accounts receivable—DISH Network	(31,751)	(3,212)	(673)
Inventory	947	(12,585)	9,984
Other current assets	(3,038)	16,350	(10,750)
Trade accounts payable	(26,758)	21,125	18,102
Trade accounts payable—DISH Network	(6,317)	(3,778)	(2,592)
Accrued expenses and other	14,720	(28,136)	(16,903)
Changes in noncurrent assets and noncurrent liabilities, net	(26,214)	(8,640)	(1,844)
Other, net	(13,518)	(10,876)	(4,353)

Net cash flows from operating activities	322,048	292,581	228,829

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(125,802)	(92,727)	(304,863)
Sales and maturities of marketable investment securities	57,399	317,431	510,291
Purchases of property and equipment	(199,261)	(411,220)	(275,772)
Acquisition of regulatory authorizations	—	(98,477)	—
Proceeds from the transfer of regulatory authorization to DISH Network	23,148	—	—
Acquisition of Hughes Communications, net of cash acquired of $98,900	—	—	(2,075,713)
Changes in restricted cash and cash equivalents	12,952	(4,526)	(1,729)
Other, net	(15,052)	(12,772)	(5,286)

Net cash flows from investing activities	(246,616)	(302,291)	(2,153,072)

Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(63,506)	(56,525)	(58,079)
Debt issuance costs	—	(229)	(57,825)
Proceeds from issuance of long-term debt	—	1,641	2,000,000
Contributions from parent	10,219	—	166,379
Advances from affiliates	—	72,538	—
Other	2,716	(764)	292

Net cash flows from financing activities	(50,571)	16,661	2,050,767

Effect of exchange rates on cash and cash equivalents	2,629	4,265	(1,627)

Net increase in cash and cash equivalents	27,490	11,216	124,897
Cash and cash equivalents, beginning of period	136,219	125,003	106

Cash and cash equivalents, end of period	$163,709	$136,219	$125,003

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$188,169	$192,534	$118,476

Capitalized interest	$—	$45,058	$38,359

Cash paid to EchoStar for income taxes	$138	$1,007	$270

Cash paid for income taxes	$9,151	$8,198	$3,968

Satellites and other assets financed under capital lease obligations	$1,301	$24,355	$196,977

Capitalized in-orbit incentive obligations	$18,000	$24,950	$—

Reduction of capital lease obligation and associated asset value	$—	$—	$20,214

Reduction of capital lease obligation for AMC-16	$6,694	$12,599	$6,616

Capital expenditures included in accounts payable	$3,284	$13,325	$11,775

Transfer of regulatory authorization to EchoStar	$65,535	$—	$—

Marketable investment securities included in capital contributions	$—	$—	$422,473

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (together with its subsidiaries is referred to as "HSS," the "Company," "we," "us" and/or "our") is a holding company and a direct, wholly-owned subsidiary of EchoStar Corporation ("EchoStar"). We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments. We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the "Hughes Acquisition") of Hughes Communications, Inc. and its subsidiaries ("Hughes Communications") and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.

We currently operate in two business segments.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries ("DISH Network"), and secondarily to Dish Mexico, S. de R.L. de C.V. ("Dish Mexico"), a joint venture that we entered into in 2008, as well as United States ("U.S") government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the consolidated financial statements. Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar's stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations. Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency. Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates. The resulting translation adjustments are recorded in other comprehensive income (loss) as "Foreign currency translation adjustments" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities, and transactions into the functional currency are recognized in "Other, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss). We occasionally enter into forward exchange contracts to mitigate foreign currency exchange risks related to certain of our assets and liabilities and forecasted transactions. These forward contracts are not designated as qualified hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings. For the years ended December 31, 2013, 2012 and 2011, the net transactions gains and losses that resulted from the re-measurement of the foreign currency and the related derivative gains and losses were not material in each of the periods presented herein.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2013 and 2012 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper. The cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available for sale, except in certain instances where we have accounted for certain securities as trading securities or are using the fair value method. We report our available-for-sale securities at fair value and generally recognize the difference between fair value and amortized cost as unrealized gains and losses in other comprehensive income as "Unrealized gains (losses) on available-for-sale securities and other" in our Consolidated Statements of Operations and Comprehensive Income (Loss). Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in earnings thus establishing a new cost basis for such investment. Interest and dividend income from marketable investment securities is

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

reported in "Interest income" and "Other, net," respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss). Dividend income is recognized on the ex-dividend date.

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

  •
  any market and company specific factors related to each security; and

  •
  our intent and ability to hold the investment to recovery.

Where the fair value of a debt security has declined below its amortized cost, we consider the decline to be other-than-temporary if any of the following factors apply:

  •
  we intend to sell the security,

  •
  it is more likely than not that we will be required to sell the security before maturity or recovery, or

  •
  we do not expect to recover the security's entire amortized cost basis, even if there is no intent to sell the security.

In general, we use the first-in, first-out ("FIFO") method to determine the cost basis on sales of marketable investment securities.

Other Investment Securities—Cost and Equity Method

Generally, we account for our non-marketable equity investments using either the equity method or cost method of accounting. It is not practicable to regularly estimate the fair value of our equity securities that are not publicly traded. We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, cash flow concerns, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, and the impairment is other-than-temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Investments in which we own at least 20% of the voting securities or have significant influence are accounted for using the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reflected in "Equity in earnings (losses) of unconsolidated affiliates, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment.

Accounts Receivable

We estimate allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors. Past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value. We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories. Inventories are adjusted to net realizable value using our best estimates of future use. In making assessments of future use or recovery, we consider the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. The cost of our satellites includes construction costs, including the present value of in-orbit incentives payable to the satellite manufacturer, launch costs, capitalized interest, and related insurance premiums. Depreciation is recorded on a straight-line basis over lives ranging from one to 30 years. Repair and maintenance costs are charged to expense when incurred. Costs of renewals and betterments are capitalized.

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets held and used in operations, the asset is impaired if the carrying amount of the asset exceeded its undiscounted estimated future net cash flows. When an asset is impaired, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist in interim periods. Our goodwill consists entirely of goodwill assigned to reporting units of our Hughes segment in connection with the 2011 acquisition of Hughes Communications, Inc. and its subsidiaries ("the Hughes Acquisition"). We test Hughes goodwill for impairment in the second fiscal quarter. There are two steps to the goodwill impairment test. Step one compares the fair value of a reporting

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

unit with its carrying amount, including goodwill. We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates. If the reporting unit's carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss. We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill. See Note 8 for further discussion of our goodwill impairment testing.

Regulatory Authorizations and Other Intangible Assets

At acquisition and periodically thereafter, we evaluate our intangible assets to determine whether their useful lives are finite or indefinite. We consider our intangible assets to have indefinite lives when no significant legal, regulatory, contractual, competitive, economic, or other factors limit the useful life.

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to 20 years. When we expect to incur significant costs to renew or extend finite-lived intangible assets, we amortize the total initial and estimated renewal costs over the combined initial and assumed renewal terms. In such instances, actual renewal costs are capitalized when they are incurred. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as discussed above under "Impairment of Long-lived Assets."

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment annually or more frequently if circumstances indicate that it is more likely than not that the asset may be impaired. Costs incurred to renew or extend indefinite-lived intangible assets are expensed as incurred.

Our indefinite-lived intangible assets include Federal Communications Commission ("FCC") authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively "Regulatory Authorizations"). We have determined that our FCC authorizations have indefinite useful lives due to the following:

  •
  FCC authorizations are non-depleting assets;

  •
  renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative, and legal environment;

  •
  expenditures required to maintain the authorization are not significant; and

  •
  we intend to use these authorizations indefinitely.

Income Taxes

We establish a provision for income taxes currently payable or receivable and for income tax amounts deferred to future periods based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities. Deferred tax assets are

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future.

From time to time, we engage in transactions where the income tax consequences may be subject to uncertainty. We recognize tax benefits when, in management's judgment, a tax filing position is more likely than not of being sustained if challenged by the tax authorities. For tax positions that meet the more likely than not threshold, we may not recognize a portion of a tax benefit depending on management's assessment of how the tax position will ultimately be settled. Due to the fact that we have substantial net operating loss carryforwards, our reserves for unrecognized tax benefits are netted against the deferred tax assets associated with our net operating loss carryforwards. We adjust our estimates periodically based on ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax expense.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the years ended December 31, 2013 or 2012.

As of December 31, 2013 and 2012, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. See Note 9 for the fair value of our long-term debt. As of December 31, 2013 and 2012, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $48.4 million and $30.0 million, respectively. We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales generally is recognized upon shipment to customers. Revenue from leasing equipment or services are recognized ratably over the lease period. Revenue from digital broadcast operations and other services are recognized when the related services are performed. Upfront fees collected in connection with the service arrangements for customers in our Hughes segment consumer market are deferred and recognized as service revenue over the estimated subscriber life.

In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated for revenue recognition purposes using the relative selling price method. We offer a rebate to qualifying new consumer subscribers in our Hughes segment and reduce related revenue based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Our Hughes segment has a consumer equipment rental program, under which customers enter into a contract which requires that the customer pay rental and service charges for a minimum term of 24 months and the early cancellation of service is subject to payment of a termination charge. Once the initial 24 month term ends, it converts to a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis as service revenue over the customer contract term. In October 2012, our Hughes segment entered into a wholesale service agreement with dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network. Under this agreement, dishNET has the right, but not the obligation, to purchase certain broadband equipment, and to market, sell, and distribute Hughes satellite internet service. We recognize a monthly subscriber wholesale service fee as we provide the service.

In addition to providing standard product and service offerings, our Hughes segment also enters into contracts to design, develop, and deliver complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Sales under these contracts are recognized using the percentage-of-completion method of accounting.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Depending on the nature of the deliverables in each arrangement, we recognize revenue under the cost-to-cost method or the units of delivery method. Under the cost-to-cost method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, which is consistent with the ratio of costs incurred to estimated total costs at completion multiplied by the total estimated contract revenue. Under the units of delivery method, sales are recorded as products are delivered and costs are recognized based on the expected profit for the entire agreement. Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

We report revenue net of sales taxes imposed on our goods and services in our Consolidated Statements of Operations and Comprehensive Income (Loss). Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in "Interest expense, net of amounts capitalized" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Deferred Subscriber Acquisition Costs ("SAC")

Deferred SAC is included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations and hardware upgrades and, in certain cases, the cost of hardware and installation services provided to customers at the inception of service or hardware upgrade. SAC is deferred when a customer commits to a service agreement, and then the deferred SAC is amortized over the contractual term, in proportion to when the related service revenue is earned. We monitor the recoverability of SAC and are entitled to an early termination fee if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred SAC is reasonably assured

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.

Capitalized Software Costs

Development costs related to software for internal use and externally marketed are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Internal use capitalized software costs are included in "Property and equipment, net" and externally marketed capitalized software costs are included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. Software program reviews for externally marketed capitalized software costs are conducted at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of December 31, 2013 and 2012, the net carrying amount of externally marketed software was $31.4 million and $15.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recorded $1.7 million, $0.3 million and minimal, respectively, of amortization expense relating to our externally marketed software.

Advertising Costs

Advertising costs are expensed as incurred and are included in "Selling, general and administrative expenses" in our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2013, 2012 and 2011, we incurred advertising expense of $42.2 million, $40.8 million and $21.3 million, respectively.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 amending requirements for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. ASU No. 2013-11 is effective for annual and interim periods beginning after December 15, 2013. Early adoption is permitted. We adopted ASU No. 2013-11 in our Consolidated Balance Sheet as of December 31, 2013, but did not retrospectively apply the standard to our Consolidated Balance Sheet as of December 31, 2012. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

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

Accumulated other comprehensive income includes cumulative foreign currency translation losses of $20.6 million, $13.5 million and $10.1 million as of December 31, 2013, 2012 and 2011, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$97,807	$33,035
VRDNs	7,460	6,860
Strategic equity security	7,159	—
Other	4,434	2,527

Total marketable investment securities—current	116,860	42,422

Other investments—noncurrent:
Cost method	15,438	17,074
Equity method	14,774	12,059

Total other investments—noncurrent	30,212	29,133

Total marketable and other investments	$147,072	$71,555

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

Corporate bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

Variable rate demand notes ("VRDNs")

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

Strategic Equity Securities

Our strategic investment portfolio consists of an investment in shares of common stock of a public company, which are highly speculative and have experienced and continue to experience volatility. The value of our investment portfolio depends on the value of such shares of common stock. We did not receive any dividend income for the years ended December 31, 2013, 2012 and 2011.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Investment Securities (Continued)

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including government bonds.

Other Investments—Noncurrent

We have several strategic investments in certain equity securities that are accounted for using either the equity or the cost method of accounting. Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies' businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

		Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
As of December 31, 2013
Debt securities:
Corporate bonds	$97,846	$25	$(64)	$97,807
VRDNs	7,460	—	—	7,460
Other	4,433	1	—	4,434
Equity security—strategic	4,834	2,325	—	7,159

Total marketable investment securities	$114,573	$2,351	$(64)	$116,860

As of December 31, 2012
Debt securities:
Corporate bonds	$33,033	$21	$(19)	$33,035
VRDNs	6,860	—	—	$6,860
Other	2,526	1	—	$2,527

Total marketable investment securities	$42,419	$22	$(19)	$42,422

As of December 31, 2013, restricted and non-restricted marketable investment securities included debt securities of $103.6 million with contractual maturities of one year or less and $6.1 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position. We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature. In addition, we

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Investment Securities (Continued)

are not aware of any specific factors indicating that the underlying issuers of these securities would not be able to pay interest as it becomes due or repay the principal at maturity. Therefore, we believe that these changes in the estimated fair values of these securities are primarily related to temporary market fluctuations.

	As of December 31,
	2013		2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Less than 12 months	$75,987	$(64)	$18,253	$(19)

Total	$75,987	$(64)	$18,253	$(19)

Realized Gains (Losses) on Marketable Investment Securities

We recognized gains from the sales of our available-for-sale marketable investment securities of $13.2 million for the year ended December 31, 2012. We did not recognize any gains from the sales of our available-for-sale marketable investment securities for the years ended December 31, 2013 and 2011. We recognized minimal losses from the sales of our available-for-sale marketable investment securities for the years ended December 31, 2013, 2012 and 2011.

Proceeds from sales of our available-for-sale marketable investment securities totaled $8.6 million, $155.3 million and $434.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2013 and 2012, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2013			2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$115,635	$8,665	$106,970	$25,678	$598	$25,080

Debt securities:
Corporate bonds	$97,807	$—	$97,807	$33,035	$—	$33,035
VRDNs	7,460	—	7,460	6,860	—	6,860
Other	4,434	—	4,434	2,527	—	2,527
Equity security—strategic	7,159	7,159	—	—	—	—

Total marketable investment securities	$116,860	$7,159	$109,701	$42,422	$—	$42,422

In 2013, 2012 and 2011 we did not have any investments that were accounted for using the fair value method.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$136,063	$161,962
Contracts in process, net	7,629	39,804

Total trade accounts receivable	143,692	201,766
Allowance for doubtful accounts	(10,737)	(14,918)
Trade accounts receivable—DISH Network	68,091	36,340

Total trade accounts receivable, net	$201,046	$223,188

As of December 31, 2013 and 2012, progress billings offset against contracts in process amounted to $2.6 million and $5.4 million, respectively.

Note 6. Inventory

Our inventory consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Finished goods	$45,068	$46,060
Raw materials	5,871	8,688
Work-in process	6,054	4,927

Total inventory	$56,993	$59,675

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Depreciable Life (In Years)
		2013	2012
		(In thousands)
Land	—	$11,663	$11,383
Buildings and improvements	1–30	72,559	69,509
Furniture, fixtures, equipment and other	1–12	296,896	252,928
Customer rental equipment	2–4	374,689	251,707
Satellites—owned(1)	1.5–15	1,949,040	1,762,264
Satellites acquired under capital leases	10–15	935,104	935,104
Construction in progress	—	19,512	364,261

Total property and equipment		3,659,463	3,647,156
Accumulated depreciation(1)		(1,676,182)	(1,488,265)

Property and equipment, net		$1,983,281	$2,158,891

(1)
Balances previously reported as of December 31, 2012 have been reduced to exclude a fully-depreciated satellite that was retired from commercial service prior to December 31, 2012.

As of December 31, 2013 and 2012, accumulated depreciation included accumulated depreciation of satellites acquired under capital leases of $421.8 million and $362.1 million, respectively.

"Construction in progress" consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EchoStar XVI	$—	$345,090
Other	100	6,500
Uplinking equipment	3,362	3,242
Other	16,050	9,429

Construction in progress	$19,512	$364,261

For the years ended December 31, 2013, 2012 and 2011, we recorded zero, $45.1 million and $38.4 million, respectively, of capitalized interest related to our satellites under construction.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment (Continued)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Satellites	$180,517	$150,034	$112,026
Furniture, fixtures, equipment and other	49,581	50,120	30,927
Customer rental equipment	98,076	80,690	40,877
Buildings and improvements	5,041	4,710	2,470

Total depreciation expense	$333,215	$285,554	$186,300

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $59.7 million, $59.7 million and $33.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our depreciation expense increased in 2012 and 2011 as a result of the Hughes Acquisition. See Note 12 for further discussion.

Satellites

As of December 31, 2013, we utilized 12 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator. Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Information for our satellite fleet is presented below.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (West Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3(4)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar III(1)(2)	ESS	October 1997	61.5	12
EchoStar VI	ESS	July 2000	96.2	12
EchoStar VIII(1)	ESS	August 2002	77	12
EchoStar IX(1)	ESS	August 2003	121	12
EchoStar XII(1)(5)	ESS	July 2003	61.5	1.5
EchoStar XVI(1)	ESS	November 2012	61.5	15
Leased from Other Third Parties(3):
AMC-15	ESS	December 2004	105	10
AMC-16	ESS	January 2005	85	10
Nimiq 5(1)	ESS	September 2009	72.7	15
QuetzSat-1(1)	ESS	September 2011	77	10

(1)
See Note 16 for further discussion of our transactions with DISH Network.
(2)
Fully depreciated and currently an in-orbit spare.
(3)
These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.
(4)
Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.
(5)
Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment (Continued)

Recent Developments

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, EchoStar XIV.    On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS will issue shares of preferred tracking stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, DISH Network will lease certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction"). See Note 18 for a discussion of our subsequent events.

EchoStar VI and VIII.    DISH Network leases satellite capacity from us on certain of our satellites. The leases for the EchoStar VI and VIII satellites expired in accordance with their terms in the first quarter of 2013. EchoStar VI was fully depreciated in August 2012. In May 2013, DISH Network began leasing capacity from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

EchoStar XVI.    In November 2012, we launched the EchoStar XVI satellite, a direct broadcast satellite ("DBS"). EchoStar XVI is leased to DISH Network for the delivery of direct-to-home ("DTH") broadcast services to DISH Network customers in the United States. We began leasing capacity on EchoStar XVI to DISH Network in January 2013.

QuetzSat-1.    In 2008, we entered into a transponder service agreement with SES to lease all of the capacity on QuetzSat-1. Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which, DISH Network agreed to lease 24 of the DBS transponders on QuetzSat-1 when it is placed into commercial operation at the 77 degree west longitude orbital location. In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and commenced commercial operations in February 2013. See Note 16 in the Notes to our Consolidated Financial Statements in Item 15 of this report for further discussion of our agreement with DISH Network relating to QuetzSat-1.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or commercial operations. There can be no assurance that future anomalies will not further impact the remaining useful life and commercial operation of any of the satellites in our fleet. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail. We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII. The recent satellite anomalies that have affected certain of our satellites are discussed below.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment (Continued)

Owned Satellites

EchoStar III.    EchoStar III was originally designed to operate a maximum of 32 DBS transponders in a mode that provides service to the entire continental United States ("CONUS"). As a result of the failure of traveling wave tube amplifiers ("TWTAs") in previous years, including the most recent failures in February 2013 and April 2013, only six transponders are currently available for use. It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite. EchoStar III was fully depreciated in 2009 and is currently used as an in-orbit spare.

EchoStar VI.    EchoStar VI was designed to operate 32 DBS transponders with a minimum 12-year useful life. Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, the solar array anomalies impacted the commercial operation of the satellite. EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft. The anomalies in 2012 did not impact current commercial operation or the estimated useful life of the satellite. However, there can be no assurance that these anomalies or any future anomalies will not reduce the satellite's useful life or impact its commercial operation. EchoStar VI was fully depreciated in August 2012.

EchoStar VIII.    EchoStar VIII was designed to operate 32 DBS transponders in the CONUS at approximately 120 watts per channel, switchable to 16 DBS transponders operating at approximately 240 watts per channel. Prior to and during 2011, EchoStar VIII experienced several anomalies. In January 2011, EchoStar VIII experienced an anomaly which temporarily disrupted electrical power to some components, causing an interruption of broadcast service and causing one of the two on-board computers used to control the satellite to fail. These anomalies have not impacted the commercial operation or estimated useful life of the satellite. However, if the remaining on-board computer fails, the commercial operation of the satellite would cease and result in a complete loss of the satellite.

EchoStar XII.    EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs or hybrid CONUS/spot beam mode. We currently operate EchoStar XII in spot beam mode. Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays. In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII. An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013. Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future.

Leased Satellites

AMC-16.    AMC-16, a FSS satellite, commenced commercial operation during February 2005. AMC-16 was designed to operate 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band pay load consisting of 12 spot beams. In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused additional partial loss of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment (Continued)

satellite capacity. As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010. Thereafter, subsequent reductions in our capital lease obligation resulting from reductions in our recurring lease payments are recognized as gains in "Other, net" on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Upon determination of related reductions in our monthly recurring payments, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $12.6 million in 2012 and $6.7 million in 2013. There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16's useful life or further impact its commercial operations.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite. However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Property and Equipment (Continued)

EchoStar XII.    Prior to 2012, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated. In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced electrical power available. Our ongoing engineering analysis, completed in consultation with the satellite manufacturer, has indicated that further loss of available electrical power and resulting capacity loss is likely. The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite. In the second quarter of 2013, we determined that the undiscounted cash flows from DISH Network were not likely to be sufficient to recover the carrying amount of the satellite as a result of expected reductions in the monthly recurring lease payments due to future capacity loss. Consequently, in the second quarter of 2013, we recognized a $34.7 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11.3 million as of June 30, 2013. Our fair value estimate was determined using probability weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy. Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power. In connection with our impairment analysis, we revised our estimate of the useful life of the satellite. Effective July 2013, the $11.3 million adjusted carrying amount of EchoStar XII is depreciated on a straight-line basis over its then remaining estimated useful life of 18 months. The carrying amount of EchoStar XII, net of accumulated depreciation, as of December 31, 2013 was $7.5 million.

Note 8. Goodwill, Regulatory Authorizations and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill. Goodwill is assigned to our reporting units of our operating segments, and is subject to our annual impairment testing, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

As of December 31, 2013, all of our goodwill is assigned to the Hughes segment. During the second quarter of 2013, we applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment. Based on our assessment as of that date, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill, Regulatory Authorizations and Other Intangible Assets (Continued)

Regulatory Authorizations

Regulatory Authorizations included amounts with finite and indefinite useful lives as follows:

	As of December 31,
	2013	2012
	(In thousands)
Indefinite lives	$471,658	$491,657
Finite lives	—	71,055

Total regulatory authorizations	$471,658	$562,712

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

As discussed in Note 16, in August 2013, we transferred our Brazil Authorization with a carrying amount of $65.5 million to a subsidiary of EchoStar. In accordance with accounting principles that apply to transfers of assets between companies under common control, we did not recognize any gain on this transaction. Rather, we increased our additional paid-in capital to reflect the excess of the consideration received (cash and loan forgiveness) over the carrying amount of the Brazil Authorization, net of related income taxes.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, and primarily resulted from our acquisition of Hughes in 2011, consisted of the following:

		As of December 31,
		2013			2012
	Weighted Average Useful life (in Years)
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(129,022)	$141,278	$270,300	$(90,289)	$180,011
Contract-based	4	64,800	(49,132)	15,668	64,800	(37,930)	26,870
Technology-based	6	51,417	(22,147)	29,270	51,417	(13,577)	37,840
Trademark portfolio	20	29,700	(3,836)	25,864	29,700	(2,351)	27,349
Favorable leases	4	4,707	(3,040)	1,667	4,707	(1,863)	2,844

Total other intangible assets.		$420,924	$(207,177)	$213,747	$420,924	$(146,010)	$274,914

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. For the years

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill, Regulatory Authorizations and Other Intangible Assets (Continued)

ended December 31, 2013, 2012 and 2011, intangible asset amortization expense was $70.3 million, $66.8 million and $79.8 million, respectively.

Future Amortization

As of December 31, 2013, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2014	$56,647
2015	41,680
2016	34,685
2017	22,153
2018	14,631
Thereafter	43,951

Total	$213,747

Impairments of Intangible Assets

In connection with the Hughes Acquisition, we acquired contractual rights to receive $44.0 million in cash discounts on future launch services ("Credits") and assigned an estimated fair value of $22.0 million to the Credits on the acquisition date. In November 2012, we entered into an agreement for alternative launch services and determined that the potential to realize value from the Credits was less than previously estimated. Based on an updated fair value estimate using unobservable inputs that considered factors such as the viability of the launch services provider and marketability of the Credits, we recognized a $22.0 million impairment loss to reduce the carrying amount of the Credits to their estimated fair value of zero as of December 31, 2012.

The impairment losses recognized in the fourth quarter of 2012 were based primarily on fair value estimates using probability-weighted discounted cash flow techniques and limited market data. Our fair value estimates included significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 9. Debt and Capital Lease Obligations

As of December 31, 2013 and 2012, our debt primarily consisted of our Senior Secured Notes and Senior Notes, as defined below (collectively, the "Notes"), and our capital lease obligations. The Notes are registered with the Securities and Exchange Commission.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Capital Lease Obligations (Continued)

The following table summarizes the carrying amounts and fair values of our debt:

		As of December 31,
		2013		2012
	Interest Rates	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$1,100,000	$1,193,500	$1,100,000	$1,210,000
7 5/8% Senior Notes due 2021	7.625%	900,000	$1,001,250	900,000	1,026,450
Other	5.50%–15.75%	1,496	1,496	1,902	1,902

Subtotal		2,001,496	$2,196,246	2,001,902	$2,238,352

Capital lease obligations(1)		417,376		482,761

Total debt and capital lease obligations		2,418,872		2,484,663
Less: Current portion		(67,300)		(64,418)

Long-term portion of debt and capital lease obligations		$2,351,572		$2,420,245

(1)
Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019

On June 1, 2011, we issued $1.10 billion aggregate principal amount of our 6 1/2% Senior Secured Notes (the "Senior Secured Notes") at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the "Secured Indenture"). The Senior Secured Notes mature on June 15, 2019. Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Secured Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a "make-whole" premium, as defined in the Secured Indenture, together with accrued and unpaid interest, if any, to the date of redemption. Prior to June 15, 2014, we may also redeem up to 35.0 of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 106.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions. In addition, prior to June 15, 2015, we may redeem up to 10.0% of the outstanding Senior Secured Notes per year at a redemption price equal to 103.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

  •
  our general secured obligations;

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Capital Lease Obligations (Continued)

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

In the event of a change of control, as defined in the Secured Indenture, we would be required to make an offer to repurchase all or any part of a holder's Senior Secured Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As discussed above, we and certain of our subsidiaries have granted a first priority security interest in substantially all of our assets, subject to certain exceptions and permitted liens, in connection with the issuance of $1.10 billion aggregate principal amount of its Senior Secured Notes.

7 5/8% Senior Notes due 2021

On June 1, 2011, we issued $900.0 million aggregate principal amount of its 7 5/8% Senior Notes (the "Senior Notes") at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Capital Lease Obligations (Continued)

(the "Unsecured Indenture"). The Senior Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Senior Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount plus a "make-whole" premium, as defined in the Unsecured Indenture, together with accrued and unpaid interest, if any, to the date of redemption. Prior to June 15, 2014, we may also redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 107.625% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings or capital contributions.

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

In the event of a change of control, as defined in the Unsecured Indenture, we would be required to make an offer to repurchase all or any part of a holder's Senior Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Capital Lease Obligations (Continued)

Debt Issuance Costs

In connection with the issuance of the Notes, we incurred $58.1 million of debt issuance costs, which are included in "Other noncurrent assets, net" in our Consolidated Balance Sheets. For the years ended December 31, 2013, 2012 and 2011, we amortized $5.4 million, $5.0 million and $2.8 million of debt issuance costs, respectively, which are included in "Interest expense, net of amounts capitalized" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 7). These agreements require monthly recurring payments, which include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance. The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity. Certain of these agreements provide for extension of the initial lease term at our option. The effective interest rates for our satellite capital lease obligations range from 7.78% to 10.97%, with a weighted average of 9.87% as of December 31, 2013. As discussed in Note 16, we have subleased transponders on certain of our leased satellites to DISH Network.

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

QuetzSat-1.    In 2008, we entered into a ten-year satellite service agreement with SES Latin America S.A. ("SES Latin America") to lease all of the capacity on QuetzSat-1. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location. We commenced payments under our agreement with SES Latin America upon the placement of the QuetzSat-1 satellite at the 67.1 degree west longitude orbital location. In 2008, we also entered into an agreement with DISH Network pursuant to which DISH Network has agreed to lease certain of the DBS transponders on QuetzSat-1 from us when it was placed into commercial operation at the 77 degree west longitude orbital location, which occurred in January 2013. See Note 16 for further discussion on our agreement with DISH Network relating to QuetzSat-1.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Capital Lease Obligations (Continued)

Future minimum lease payments under these capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2013, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2014	$141,524
2015	89,030
2016	87,965
2017	87,965
2018	87,807
Thereafter	433,585

Total minimum lease payments	927,876
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(276,007)

Net minimum lease payments	651,869
Less: Amount representing interest	(234,493)

Present value of net minimum lease payments	417,376
Less: Current portion	(65,918)

Long-term portion of capital lease obligations	$351,458

For the years ended December 31, 2013, 2012 and 2011, we received sublease rental income of approximately $126.7 million, $78.9 million and $62.2 million, respectively. As of December 31, 2013, our future minimum sublease rental income was $ 875.9 million relating to our satellites. See "Nimiq 5 Agreement" and "QuetzSat-1 Agreement" in Note 16 for further discussion on our lease agreements with DISH Network.

Note 10. Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$(82,846)	$(41,384)	$(35,509)
Foreign	12,498	18,263	17,769

Total loss before income taxes	$(70,348)	$(23,121)	$(17,740)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current benefit (provision):
Federal	$23	$2,075	$—
State	(376)	(211)	(1,403)
Foreign	(5,229)	(6,338)	(4,221)

Total current provision	(5,582)	(4,474)	(5,624)

Deferred benefit (provision):
Federal	30,789	15,709	8,677
State	11,375	(270)	919
Foreign	(1,057)	(70)	—

Total deferred benefit	41,107	15,369	9,596

Total income tax benefit, net	$35,525	$10,895	$3,972

The actual tax provisions for the years ended December 31, 2013, 2012 and 2011 reconcile to the amounts computed by applying the statutory federal tax rate to income (loss) before income taxes as shown below:

	For the Years Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	15.6%	(7.7)%	(1.8)%
Permanent differences	(2.9)%	(5.2)%	(16.9)%
Valuation allowance	(0.2)%	22.1%	3.6%
Other	3.0%	2.9%	2.5%

Total effective tax rate	50.5%	47.1%	22.4%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$620,768	$541,708
Unrealized loss on investments, net	7,101	6,939
Accrued expenses	25,165	20,244
Stock-based compensation	1,691	5,766
Other assets	12,225	2,824

Total deferred tax assets	666,950	577,481
Valuation allowance	(30,908)	(22,907)

Deferred tax assets after valuation allowance	636,042	554,574

Deferred tax liabilities:
Depreciation and amortization	(837,091)	(794,610)
Other liabilities	(755)	(1,456)

Total deferred tax liabilities	(837,846)	(796,066)

Total net deferred tax liabilities	$(201,804)	$(241,492)

Current portion of net deferred tax assets	$63,786	$23,451
Noncurrent portion of net deferred tax liabilities	(265,590)	(264,943)

Total net deferred tax liabilities	$(201,804)	$(241,492)

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized. Overall, our net deferred tax assets were offset by a valuation allowance of $30.9 million and $22.9 million as of December 31, 2013 and 2012, respectively. The change in the valuation allowance primarily relates to an increase in realized and unrealized losses that are capital in nature and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Net operating loss carryforwards for tax purposes were $1.6 billion as of December 31, 2013. A substantial portion of these operating loss carryforwards will begin to expire in 2020. Tax credits available to offset future tax liabilities are $11.0 million as of December 31, 2013. A substantial portion of these tax credits will begin to expire in 2026.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

As of December 31, 2013, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. As of December 31, 2013, we are currently under a U.S. federal income tax examination for fiscal year 2009 and 2010. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions where we have insignificant operations. We generally are open to income tax examination in these foreign jurisdictions in taxable years beginning in 2003. As of December 31, 2013, we have no on-going significant current income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2013	2012	2011
	(In thousands)
Balance as of beginning of period	$3,480	$20,032	$16,066
Additions based on tax positions related to the current year	81	—	3,119
Additions based on tax positions related to prior years	186	376	1,721
Reductions based on tax positions related to prior years	—	(341)	(874)
Reductions based on tax settlements	(115)	(16,587)	—

Balance as of end of period	$3,632	$3,480	$20,032

As of December 31, 2013, we had $3.6 million of unrecognized income tax benefits, of which $3.6 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $3.5 million of unrecognized income tax benefits, of which $3.5 million, if recognized, would affect our effective tax rate. We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

Our policy related to interest and penalties for uncertain tax positions is to record them as a component of income tax expense in the accompanying statement of operations. During 2013, 2012 and 2011, we recorded an insignificant amount of interest and penalties as a component of income tax expense on the accompanying statements of operations.

Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes (Continued)

materially different from these estimates. In such an event, we will record additional income tax provision or income tax benefit in the period in which such resolution occurs.

Note 11. Employee Benefit Plans

Employee Stock Purchase Plan

Our eligible employees can participate in EchoStar's employee stock purchase plan (the "ESPP"), under which EchoStar is authorized to issue 2.5 million shares of Class A common stock. As of December 31, 2013, EchoStar had 1.4 million shares of Class A common stock which remain available for issuance under this plan. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar's capital stock under all of EchoStar's stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85.0% of the closing price of EchoStar's Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP. Employee purchases of Class A common stock through the ESPP were insignificant for each of the years ended December 31, 2013, 2012 and 2011.

401(k) Employee Savings Plans

During 2011 and 2012, we had two 401(k) employee savings plans; one for eligible employees of Hughes Communications which was in place prior to the Hughes Acquisition (the "Hughes 401(k) Plan") and one for all of our other eligible employees (the "EchoStar 401(k) Plan"). Effective January 1, 2013, all participant account balances under the EchoStar 401(k) Plan were transferred to the Hughes 401(k) Plan, which was then renamed, the EchoStar 401(k) Plan (the "Plan"), resulting in a single 401(k) employee savings plan for all of our eligible employees.

Under the Plan, eligible employees may contribute up to 75.0% of their compensation on a pre-tax basis, subject to the Internal Revenue Service ("IRS") limit of $17,500 in 2013. Employee contributions are immediately vested. The Company will match 50 cents on the dollar for the first 6.0% of the employee's salary that they contribute to the Plan for a total of 3.0% match. The Company will match a maximum of $7,500. The Company match is calculated each pay period there is an employee contribution. Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions. Our Board of Directors may also authorize an annual discretionary contribution to the Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock. Matching contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of service. Matching contributions for eligible employees who participated in the Hughes 401(k) Plan prior to the conversion of the two plans, vest 100.0% after the eligible employees have completed three years of service. For the year ended December 31, 2013, we recognized matching contributions, net of forfeitures, of $2.9 million and discretionary stock contributions, net of forfeitures of $5.0 million to the Plan. For the years ended December 31, 2012 and 2011, we recognized $6.9 million and $3.5 million of matching contributions, respectively, to the Hughes 401(k) Plan.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Acquisition

Hughes Communications

On June 8, 2011, EchoStar completed the Hughes Acquisition, pursuant to an agreement and plan of merger (the "Hughes Agreement") by and between certain of its subsidiaries, including EchoStar Satellite Services L.L.C., and Hughes Communications, Inc. Pursuant to the Hughes Agreement, 100.0% of the issued and outstanding shares of common stock and vested stock options of Hughes Communications, Inc. were converted into the right to receive $60.70 (minus any applicable exercise price) in cash and substantially all of the outstanding debt of Hughes Communications, Inc. was repaid. The funding of the Hughes Acquisition was supported by the issuance of the Notes. See Note 9 for further discussion.

In connection with the Hughes Acquisition, each share of unvested restricted stock and unvested stock option of Hughes Communications, Inc. was converted into the right to receive $60.70 (minus any applicable exercise price) in cash on the vesting date of the stock award. As of December 31, 2013, our maximum liability for these unvested stock awards of Hughes Communications, Inc. was approximately $4.4 million, which is payable based on the original vesting terms of the stock award. Of the $4.4 million, $3.5 million was accrued as of December 31, 2013, the remainder of which will be recognized over the remaining vesting period associated with the original stock award, the last of which expires in 2014.

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

During 2011, in connection with the Hughes Acquisition, we incurred $35.3 million of acquisition related transaction costs consisting primarily of banking, bond forfeiture, legal and accounting fees.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Acquisition (Continued)

These costs are included in "Hughes Acquisition costs" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The following unaudited pro forma consolidated operating results for the year ended December 31, 2011 give effect to the Hughes Acquisition as if it occurred on January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date and should not be used as a predictive measure of our future financial position, results of operations or liquidity. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Supplemental pro forma financial information (Unaudited)	For the Year Ended December 31, 2011
(In thousands)
Total revenue	$1,417,892

Net income (loss) attributable to HSS	$3,540

Effective June 9, 2011, revenue and expenses associated with the Hughes Acquisition are included within the Hughes segment in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14 for further information.

Note 13. Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due in the Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Long-term debt obligations	$2,001,497	$1,383	$107	$7	$—	$—	$2,000,000
Capital lease obligations	417,375	65,917	27,023	29,074	32,415	35,949	226,997
Interest expense on long-term debt and capital lease obligations	1,142,946	180,417	175,809	172,990	169,863	166,378	277,489
Satellite-related obligations	621,924	138,920	88,918	66,317	52,414	45,914	229,441
Operating lease obligations	55,628	15,353	13,796	9,840	7,619	2,790	6,230
Purchase and other obligations	5,064	5,064	—	—	—	—	—

Total	$4,244,434	$407,054	$305,653	$278,228	$262,311	$251,031	$2,740,157

"Satellite-related obligations" primarily includes, among other things, payment pursuant to agreements for the construction of the EchoStar XVI and EchoStar XVII satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites.

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our noncurrent liabilities as the timing of any payments is

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies (Continued)

uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Rent Expense

For the years ended December 31, 2013, 2012 and 2011, we recorded $18.5 million, $18.1 million and $10.9 million, respectively, of operating lease expense relating to the leases of office, equipment, and other facilities. Rent expense excludes satellite-related expenses incurred of $145.8 million, $161.6 million and $109.7 million for the years ended December 31, 2013, 2012 and 2011, respectively

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Contingencies

Separation Agreement

In 2008, DISH Network Corporation contributed its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to EchoStar (the "Spin-off"). In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network's acts or omissions following the Spin-off.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies (Continued)

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of the possible loss or range of possible loss can be made. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Legal fees and other costs of defending litigation are charged to expense as incurred.

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

California Institute of Technology

On October 1, 2013, the California Institute of Technology ("Caltech") filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled "Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes." Caltech appears to assert that encoding data as specified by the DVB-S2 standard, infringes each of the asserted patents.

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

E-Contact Technologies, LLC

On February 22, 2012, E-Contact Technologies, LLC ("E-Contact") filed suit against Hughes Communications, Inc. and Hughes Network Systems, LLC, in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 5,347,579, which is entitled "Personal Computer Diary." E-Contact appeared to assert that some portion of HughesNet email services infringed that patent. On April 17, 2013, the Court ordered E-Contact to show cause as to why the case should not be dismissed in light of a number of E-Contact's patent claims being invalidated in

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies (Continued)

an associated case, E-Contact Technologies, Inc. v. Apple, Inc. et al., 1:11-cv-432 (E.D. Tex.). On April 22, 2013, the Court granted a stipulated motion that dismissed with prejudice E-Contact's claims against us, and the matter is now concluded.

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC ("NAT") filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the "710 patent"), which is entitled "System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links." NAT re-filed its case on July 19, 2013. NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, as well as an ongoing royalty obligation. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

TQP Development, LLC

On November 14, 2012, TQP Development, LLC ("TQP") filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled "Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys." TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Note 14. Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker ("CODM"), who for HSS, is EchoStar's Chief Executive Officer. Under this definition, we operate two primary business segments.

  •
  Hughes—which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets. The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Segment Reporting (Continued)

  •
  EchoStar Satellite Services—which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and secondarily to Dish Mexico, United States government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Our segment operating results do not include real estate and other activities, costs of certain business development activities, expenses of various corporate departments and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt. These activities are accounted for in the "All Other and Eliminations" column in the table below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis. For the years ended December 31, 2013, 2012 and 2011, transactions between segments were not significant.

The following tables present revenue, capital expenditures, and EBITDA for each of our operating segments and reconciles total consolidated EBITDA to reported "Loss before income taxes" in our Consolidated Statements of Operations and Comprehensive Income (Loss):

Year Ended December 31,	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
2013
Net revenue:
External revenue	$1,215,783	$326,828	$—	$1,542,611
Intersegment revenue	$2,343	$3,349	$(5,412)	$280
Total revenue	$1,218,126	$330,177	$(5,412)	$1,542,891
Capital expenditures	$186,561	$12,700	$—	$199,261
EBITDA	$281,513	$235,993	$4,321	$521,827
2012
Net revenue:
External revenue	$1,156,590	$275,280	$—	$1,431,870
Intersegment revenue	$2,124	$2,705	$(3,942)	$887
Total revenue	$1,158,714	$277,985	$(3,942)	$1,432,757
Capital expenditures	$292,222	$118,998	$—	$411,220
EBITDA	$265,755	$212,549	$2,720	$481,024
2011
Net revenue:
External revenue	$675,586	$276,819	$—	$952,405
Intersegment revenue	$636	$—	$(438)	$198
Total revenue	$676,222	$276,819	$(438)	$952,603
Capital expenditures	$156,768	$119,004	$—	$275,772
EBITDA	$167,100	$198,262	$(33,102)	$332,260

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Segment Reporting (Continued)

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
EBITDA	$521,827	$481,024	$332,260
Interest income and expense, net	(189,575)	(151,743)	(84,584)
Depreciation and amortization	(403,476)	(352,367)	(266,051)
Net income (loss) attributable to noncontrolling interests	876	(35)	635

Loss before income taxes	$(70,348)	$(23,121)	$(17,740)

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

The following table summarizes total long-lived assets and revenue attributed to the North America and other foreign locations.

	As of December 31,
Long-lived assets:	2013	2012
	(In thousands)
North America:
United States	$3,144,345	$3,402,059
Other	542	40
All other	27,972	98,592

Total long-lived assets	$3,172,859	$3,500,691

	For the Years Ended December 31,
Revenue:	2013	2012	2011
	(In thousands)
North America:
United States	$1,226,326	$1,117,969	$769,553
Other	85,145	70,671	26,630
All other	231,420	244,117	156,420

Total revenue	$1,542,891	$1,432,757	$952,603

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Segment Reporting (Continued)

Transactions with Major Customers.    For the years ended December 31, 2013, 2012 and 2011, our revenue included sales to one major customer. The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$113,869	$34,017	$1,854
EchoStar Satellite Services segment	247,174	201,300	214,846

Total DISH Network	361,043	235,317	216,700
All other	1,181,848	1,197,440	735,903

Total revenue	$1,542,891	$1,432,757	$952,603

Percentage of total revenue:
DISH Network	23.4%	16.4%	22.7%

All other	76.6%	83.6%	77.3%

Note 15. Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2013:
Total revenue	$362,555	$397,871	$386,967	$395,498
Operating income	$18,012	$6,918	$35,947	$43,528
Net income (loss)	$(9,352)	$(27,005)	$(3,449)	$4,983
Net income (loss) attributable to HSS	$(9,392)	$(27,181)	$(3,766)	$4,640
Year ended December 31, 2012:
Total revenue	$347,337	$352,879	$350,774	$381,767
Operating income	$34,578	$32,354	$26,092	$8,386
Net income (loss)	$(1,134)	$397	$15,375	$(26,864)
Net income (loss) attributable to HSS	$(1,047)	$629	$15,660	$(27,433)

For the quarter ended December 31, 2012, our operating results included a $22.0 million impairment of a contract credit for launch services.

Note 16. Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology. In

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy. These services are provided at cost. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice. We recorded expenses for services received from EchoStar of $11.6 million, $9.2 million, and 7.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In April 2012, HNS Americas Comunicações LTDA ("Hughes Brazil"), a wholly-owned subsidiary of Hughes Communications, entered into an agreement with EchoStar pursuant to which EchoStar loaned Hughes Brazil approximately $8.0 million (the "EchoStar Loan"). The EchoStar Loan matures in April 2017. Interest accrues at the one year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and is payable quarterly in cash or capitalized into the outstanding principal amount. In addition, in August 2012, Hughes Brazil entered into a Brazilian real denominated loan agreement (the "Brazil Loan") with EchoStar do Brasil Participações LTDA. ("EchoStar Brazil"), a wholly-owned subsidiary of EchoStar, pursuant to which EchoStar Brazil loaned Hughes Brazil approximately 131.5 million Brazilian reais. The Brazil Loan was subsequently assigned to EchoStar 45 Telecomunicações Ltda ("EchoStar 45"), a wholly-owned subsidiary of EchoStar Brazil. Interest accrued at the one-year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and was payable together with the principal amount.

In July 2013, Anatel, the Brazilian communications regulatory authority, granted Hughes Brazil permission to transfer the acquired right to use the 45 degree west longitude orbital location ("Brazil Authorization"), to EchoStar 45. This transfer was completed in August 2013 in exchange for the forgiveness of the Brazil Loan, which had a balance including accrued interest of 133.2 million reais (approximately $59.7 million) on the transfer date and 23.1 million reais (approximately $10.2 million) in cash to cover the balance of the EchoStar Loan and costs incurred by Hughes Brazil associated with the Brazil Authorization. As of December 31, 2013 and December 31, 2012, we had aggregate outstanding loan balances of $8.2 million and $72.5 million, respectively, including accrued interest, for the EchoStar Loan and the Brazil Loan included in current and noncurrent "Advances from affiliates, net" on our Consolidated Balance Sheet.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

The following is a summary of the terms of the principal agreements that we or EchoStar have entered into with DISH Network that may have an impact on our financial position and results of operations.

"Services and other revenue—DISH Network"

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

  EchoStar VI, VIII and XII.    The leases for EchoStar VI, VIII and XII generally terminate upon the earlier of: (i) the end of life or replacement of the satellite (unless, in the case of EchoStar VI or XII, DISH Network determines to renew on a year-to-year basis); (ii) the date the satellite fails; (iii) the date the transponders on which service is being provided fail; or (iv) a certain date, which depends upon, among other things, the estimated useful life of the satellite, whether the replacement satellite fails at launch or in orbit prior to being placed into service, and the exercise of certain renewal options. DISH Network has the option to renew the lease of EchoStar VI or XII on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any option to renew such agreement will be exercised. Beginning in the first quarter of 2013, the leases for the EchoStar VI and VIII satellite expired in accordance with their terms; DISH Network no longer leases capacity from us on the EchoStar VI satellite; however in May 2013, DISH Network began leasing capacity from us on EchoStar VIII as an in orbit spare. Effective March 1, 2014, this lease will be converted to a month-to-month lease. Both parties have the right to terminate this lease with 30 days notice.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

Satellite and Tracking Stock Transaction    On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS will issue shares of preferred tracking stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, DISH Network will lease certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction"). See Note 18 for a discussion of our subsequent events.

Nimiq 5 Agreement.    During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada ("Telesat") to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the "Telesat Transponder Agreement"). During 2009, we also entered into a satellite service agreement (the "DISH Nimiq 5 Agreement") with DISH Network, pursuant to which DISH Network leases from us all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.    During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network leases 24 of the DBS transponders on QuetzSat-1. QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location. In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location. During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we sublease back from DISH Network five of the 24 DBS transponders on the QuetzSat-1 satellite leased to DISH Network. In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

103 Degree Orbital Location/SES-3.    During May 2012, we entered into a spectrum development agreement (the "103 Spectrum Development Agreement") with Ciel Satellite Holdings Inc. ("Ciel") to develop certain spectrum rights at the 103 degree west longitude orbital location (the "103 Spectrum Rights"). During June 2013, we and DISH Network entered into a spectrum development agreement (the "DISH 103 Spectrum Development Agreement") pursuant to which DISH Network may use and develop the 103 Spectrum Rights. During the third quarter 2013, DISH Network made a payment to us in exchange for these rights. Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights Agreement.

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we lease certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree orbital location (the "103 Service Agreement"). During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network leases certain satellite capacity from us on the SES-3 satellite (the "DISH 103 Service Agreement"). Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term. Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date. Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.    Effective January 1, 2012, we entered into a telemetry, tracking and control ("TT&C") agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the "2012 TT&C Agreement"). The fees for services provided under the 2012 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days notice.

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. See Note 18 for a discussion of subsequent events.

In connection with the Spin-off, we entered into a telemetry, tracking and control ("TT&C") agreement pursuant to which we provided TT&C services to DISH Network for a period that ended on January 1, 2012 (the "Prior TT&C Agreement"). The fees for services provided under the Prior TT&C Agreement were calculated at cost plus a fixed margin. DISH Network was able to terminate the Prior TT&C Agreement for any reason upon 60 days notice.

Blockbuster.    On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the "Blockbuster Acquisition"). On June 8, 2011, we completed the Hughes Acquisition. HNS provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment. The term of the agreement is through October 31, 2014 and Blockbuster has the option to renew the agreement for an additional one year period.

Radio Access Network Agreement.    On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS will construct for DISH Network a ground-based satellite radio access network ("RAN") for a fixed fee. The completion of the RAN under this agreement is expected to occur on or before November 29, 2014. This agreement generally may be terminated by DISH Network at any time for convenience.

RUS Implementation Agreement.    In September 2010, DISH Broadband L.L.C. ("DISH Broadband"), DISH Network's wholly owned subsidiary, was selected by the Rural Utilities Service ("RUS") of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the "Grant Funds"). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the "RUS Agreement") pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband's RUS program. The initial term of the RUS Agreement continues until the earlier of: (i) September 24, 2013; or (ii) the date that the Grant Funds have been exhausted. In addition, DISH Broadband may terminate the RUS Agreement for convenience upon 45 days prior written notice to HNS. The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

TerreStar Agreement.    On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar. Prior to DISH Network's acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar's satellite gateway and associated ground infrastructure. These agreements generally may be terminated by DISH Network at any time for convenience.

Hughes Broadband Distribution Agreement.    Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. ("dishNET"), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the "Distribution Agreement") pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the "Hughes service"). dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber's service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds. The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement has a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

As part of the Satellite and Tracking Stock Transaction on February 20, 2014, Hughes and dishNET entered into an amendment to the Distribution Agreement which will, among other things, extend the initial term of the Distribution Agreement through March 1, 2024. See Note 18 for a discussion of our subsequent events.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

"General and administrative expenses—DISH Network"

Management Services Agreement.    EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which were primarily accounting services) to us and EchoStar. The Management Services Agreement automatically renewed on January 1, 2013 for an additional one year period until January 1, 2014. Effective June 15, 2013, we terminated the Management Services Agreement. EchoStar made payments to DISH Network based upon an allocable portion of the personnel costs and expenses incurred by DISH Network with respect to such DISH Network officers (taking into account wages and fringe benefits). These allocations were based upon the estimated percentages of time to be spent by the DISH Network executive officers performing services for us and EchoStar under the Management Services Agreement. EchoStar also reimbursed DISH Network for direct out-of-pocket costs incurred by DISH Network for management services provided to us and EchoStar. EchoStar and DISH Network evaluated all charges for reasonableness at least annually and made any adjustments to these charges as EchoStar and DISH Network mutually agreed upon. A portion of these costs and expenses have been allocated to us in the manner described above under the caption "EchoStar."

Professional Services Agreement.    In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement. During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. A portion of these costs and expenses have been allocated to us in the manner described above under the caption "EchoStar." The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days notice.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

Other Agreements—DISH Network

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

  D-1.     In November 2012, HNS entered into a satellite capacity agreement pursuant to which HNS leases certain satellite capacity from DISH Network on the D-1 satellite for research and development. This service agreement terminates upon the earlier of: (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

Tax Sharing Agreement.    As a subsidiary of EchoStar, we are an indirect party to EchoStar's tax sharing agreement with DISH Network that was entered into in connection with the Spin-off. This agreement governs EchoStar and DISH Network's respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off. Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes. However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended because of: (i) a direct or indirect acquisition of any of EchoStar's stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses. The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the tax sharing agreement, among other things, and in connection with EchoStar's consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS's examination of EchoStar's consolidated tax returns. As a result, DISH Network agreed to pay EchoStar an amount that includes $93.1 million of the federal tax benefit they received as a result of our operations.

DBSD North America Agreement.    On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. ("DBSD North America"). Prior to DISH Network's acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America's satellite gateway and associated ground infrastructure. This agreement was renewed for a one-year period ending on February 15, 2014, and renews for three successive one-year periods unless terminated by DBSD North America upon at least 30 days' notice prior to the expiration of any renewal term.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related Party Transactions (Continued)

Hughes Systique Corporation ("Hughes Systique")

We contract with Hughes Systique for software development services. In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar's Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique's outstanding shares as of December 31, 2013. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. We are considered the "primary beneficiary" of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans. As a result, we are required to consolidate Hughes Systique's financial statements in our Consolidated Financial Statements.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico. Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico. We recognized satellite services revenue from Dish Mexico of $22.6 million, $13.3 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, our accounts receivable balance due from Dish Mexico was $3.5 million and $3.1 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC ("Deluxe"), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. For the years ended December 31, 2013, 2012 and 2011 we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1.8 million, $1.6 million and $0.2 million, respectively. As of December 31, 2013, and 2012, we have receivables from Deluxe of approximately $1.1 million and $0.8 million, respectively.

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligations of the Company under the Notes, which were issued on June 1, 2011. See Note 9 for further information on the Notes.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

The condensed consolidating financial information should be read in conjunction with our consolidated financial statements and notes thereto included herein.

Consolidating Balance Sheet as of December 31, 2013
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$97,674	$34,340	$31,695	$—	$163,709
Marketable investment securities	109,702	7,158	—	—	116,860
Trade accounts receivable, net	—	86,726	46,229	—	132,955
Trade accounts receivable—DISH Network, net	—	68,037	54	—	68,091
Advances to affiliates, net	158,763	—	—	(158,023)	740
Inventory	—	47,021	9,972	—	56,993
Other current assets	38	99,888	22,856	(4,480)	118,302

Total current assets	366,177	343,170	110,806	(162,503)	657,650
Restricted cash and cash equivalents	7,004	7,500	610	—	15,114
Property and equipment, net	—	1,961,103	22,178	—	1,983,281
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	213,747	—	—	213,747
Investment in subsidiaries	—	65,453	—	(65,453)	—
Advances to affiliates	2,645,266	1,716	—	(2,646,982)	—
Other noncurrent assets, net	44,875	140,107	11,206	—	196,188

Total assets	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811

Liabilities and Shareholder's Equity (Deficit)
Trade accounts payable	$—	$78,093	$12,907	$—	$91,000
Trade accounts payable—DISH Network	5	—	—	—	5
Current portion of long-term debt
and capital lease obligations	—	65,430	1,870	—	67,300
Advances from affiliates, net	—	295,562	18,509	(303,360)	10,711
Accrued expenses and other	47,359	91,254	25,255	(4,480)	159,388

Total current liabilities	47,364	530,339	58,541	(307,840)	328,404
Long-term debt and capital lease
obligations, net of current portion	2,000,000	350,597	975	—	2,351,572
Advances from affiliates	—	2,644,566	10,637	(2,646,982)	8,221
Other long-term liabilities	—	328,463	333	—	328,796
Total HSS shareholder's equity (deficit)	1,015,958	(145,338)	65,453	79,884	1,015,957
Noncontrolling interests	—	—	8,861	—	8,861

Total liabilities and shareholder's equity	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Balance Sheet as of December 31, 2012
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$24,098	$88,623	$23,498	$—	$136,219
Marketable investment securities	42,422	—	—	—	42,422
Trade accounts receivable, net	—	127,994	58,854	—	186,848
Trade accounts receivable—DISH Network, net	—	36,153	187	—	36,340
Advances to affiliates, net	502,580	195	5,064	(505,840)	1,999
Inventory	—	49,834	9,841	—	59,675
Other current assets	8	36,255	24,877	—	61,140

Total current assets	569,108	339,054	122,321	(505,840)	524,643
Restricted cash and cash equivalents	12,079	15,036	951	—	28,066
Property and equipment, net	—	2,133,692	25,199	—	2,158,891
Regulatory authorizations	—	491,657	71,055	—	562,712
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	274,914	—	—	274,914
Investment in subsidiaries	—	65,357	—	(65,357)	—
Advances to affiliates	2,447,234	1,716	—	(2,448,950)	—
Other noncurrent assets, net	50,276	106,779	6,083	—	163,138

Total assets	$3,078,697	$3,932,378	$225,609	$(3,020,147)	$4,216,537

Liabilities and Shareholder's Equity (Deficit)
Trade accounts payable	$355	$106,177	$21,924	$—	$128,456
Trade accounts payable—DISH Network	5	6,317	—	—	6,322
Current portion of long-term debt
and capital lease obligations	—	62,144	2,274	—	64,418
Advances from affiliates, net	—	556,657	90,893	(582,660)	64,890
Accrued expenses and other	27,762	93,720	24,525	—	146,007

Total current liabilities	28,122	825,015	139,616	(582,660)	410,093
Long-term debt and capital lease
obligations, net of current portion	2,000,000	419,551	694	—	2,420,245
Advances from affiliates	—	2,446,884	10,490	(2,448,950)	8,424
Other long-term liabilities	—	317,749	115	—	317,864
Total HSS shareholder's equity (deficit)	1,050,575	(76,821)	65,357	11,463	1,050,574
Noncontrolling interests	—	—	9,337	—	9,337

Total liabilities and shareholder's equity	$3,078,697	$3,932,378	$225,609	$(3,020,147)	$4,216,537

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2013
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$854,266	$153,936	$(21,179)	$987,023
Services and other revenue—DISH Network	—	291,242	682	—	291,924
Equipment revenue	—	184,322	43,838	(33,335)	194,825
Equipment revenue—DISH Network	—	69,119	—	—	69,119

Total revenue	—	1,398,949	198,456	(54,514)	1,542,891

Costs and Expenses:
Costs of sales—services and other	—	417,183	105,659	(20,708)	502,134
Cost of sales—equipment	—	231,043	38,204	(32,144)	237,103
Selling, general and administrative
expenses (including DISH Network)	—	208,804	32,122	(1,662)	239,264
Research and development expenses	—	21,845	—	—	21,845
Depreciation and amortization	—	396,672	6,804	—	403,476
Impairment of long-lived asset	—	34,664	—	—	34,664

Total costs and expenses	—	1,310,211	182,789	(54,514)	1,438,486

Operating income	—	88,738	15,667	—	104,405

Other Income (Expense):
Interest income	198,979	5,680	1,280	(198,452)	7,487
Interest expense, net of amounts capitalized	(145,526)	(247,761)	(2,227)	198,452	(197,062)
Equity in earnings (losses) of subsidiaries, net	(69,638)	5,896	—	63,742	—
Other, net	32	16,812	(2,022)	—	14,822

Total other expense, net	(16,153)	(219,373)	(2,969)	63,742	(174,753)

Income (loss) before income taxes	(16,153)	(130,635)	12,698	63,742	(70,348)
Income tax benefit (provision), net	(19,546)	61,357	(6,286)	—	35,525

Net income (loss)	(35,699)	(69,278)	6,412	63,742	(34,823)
Less: Net income attributable to noncontrolling interests	—	—	876	—	876

Net income (loss) attributable to HSS	$(35,699)	$(69,278)	$5,536	$63,742	$(35,699)

Comprehensive Income (Loss):
Net income (loss)	$(35,699)	$(69,278)	$6,412	$63,742	$(34,823)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(7,981)	—	(7,981)
Unrealized gains (losses) on AFS securities and other	1,990	—	32	—	2,022
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(32)	—	—	—	(32)
Equity in other comprehensive loss of subsidiaries, net	(7,063)	(7,063)	—	14,126	—

Total other comprehensive loss, net of tax	(5,105)	(7,063)	(7,949)	14,126	(5,991)

Comprehensive loss	(40,804)	(76,341)	(1,537)	77,868	(40,814)
Less: Comprehensive loss attributable
to noncontrolling interests	—	—	(10)	—	(10)

Comprehensive loss attributable to HSS	$(40,804)	$(76,341)	$(1,527)	$77,868	$(40,804)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2012
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$811,158	$148,294	$(17,648)	$941,804
Services and other revenue—DISH Network	—	211,281	279	—	211,560
Equipment revenue	—	221,595	53,812	(19,771)	255,636
Equipment revenue—DISH Network	—	23,757	—	—	23,757

Total revenue	—	1,267,791	202,385	(37,419)	1,432,757

Costs and Expenses:
Costs of sales—services and other	—	395,874	101,264	(17,098)	480,040
Cost of sales—equipment	—	213,682	37,446	(18,438)	232,690
Selling, general and administrative
expenses (including DISH Network)	1,263	187,852	35,754	(1,883)	222,986
Research and development expenses	—	21,264	—	—	21,264
Depreciation and amortization	—	344,190	8,177	—	352,367
Impairment of assets	—	22,000	—	—	22,000

Total costs and expenses	1,263	1,184,862	182,641	(37,419)	1,331,347

Operating income (loss)	(1,263)	82,929	19,744	—	101,410

Other Income (Expense):
Interest income	185,087	229	3,051	(186,155)	2,212
Interest expense, net of amounts capitalized	(145,135)	(191,220)	(3,755)	186,155	(153,955)
Equity in earnings (losses) of subsidiaries, net	(36,876)	11,981	—	24,895	—
Other, net	161	28,362	(1,311)	—	27,212

Total other income (expense), net	3,237	(150,648)	(2,015)	24,895	(124,531)

Income (loss) before income taxes	1,974	(67,719)	17,729	24,895	(23,121)
Income tax benefit (provision), net	(14,165)	31,468	(6,408)	—	10,895

Net income (loss)	(12,191)	(36,251)	11,321	24,895	(12,226)
Less: Net loss attributable to noncontrolling interests	—	—	(35)	—	(35)

Net income (loss) attributable to HSS	$(12,191)	$(36,251)	$11,356	$24,895	$(12,191)

Comprehensive Income (Loss):
Net income (loss)	$(12,191)	$(36,251)	$11,321	$24,895	$(12,226)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(3,278)	—	(3,278)
Unrealized gains on AFS securities and other	1,195	9,775	(34)	—	10,936
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(161)	(13,028)	—	—	(13,189)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,659)	(3,406)	—	10,065	—

Total other comprehensive income (loss), net of tax	(5,625)	(6,659)	(3,312)	10,065	(5,531)

Comprehensive income (loss)	(17,816)	(42,910)	8,009	34,960	(17,757)
Less: Comprehensive loss attributable
to noncontrolling interests	—	—	59	—	59

Comprehensive income (loss) attributable to HSS	$(17,816)	$(42,910)	$7,950	$34,960	$(17,816)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2011
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$496,285	$86,618	$(8,313)	$574,590
Services and other revenue—DISH Network	—	216,100	—	—	216,100
Equipment revenue	—	145,373	33,317	(17,377)	161,313
Equipment revenue—DISH Network	—	600	—	—	600

Total revenue	—	858,358	119,935	(25,690)	952,603

Costs and Expenses:
Costs of sales—services and other	—	253,057	60,186	(7,591)	305,652
Cost of sales—equipment	—	120,920	23,762	(16,191)	128,491
Selling, general and administrative expenses (including DISH Network)	1,427	128,734	20,133	(1,908)	148,386
Research and development expenses	—	11,668	—	—	11,668
Depreciation and amortization	—	260,633	5,418	—	266,051

Total costs and expenses	1,427	775,012	109,499	(25,690)	860,248

Operating income (loss)	(1,427)	83,346	10,436	—	92,355

Other Income (expense):
Interest income	98,091	1,452	1,200	(96,984)	3,759
Interest expense, net of amounts capitalized	(84,507)	(99,886)	(934)	96,984	(88,343)
Hughes Acquisition costs	(35,300)	—	—	—	(35,300)
Equity in earnings of subsidiaries	3,881	6,074	—	(9,955)	—
Other, net	6	10,997	(1,214)	—	9,789

Total other expense, net	(17,829)	(81,363)	(948)	(9,955)	(110,095)

Income (loss) before income taxes	(19,256)	1,983	9,488	(9,955)	(17,740)
Income tax benefit (provision), net	5,488	2,434	(3,950)	—	3,972

Net income (loss)	(13,768)	4,417	5,538	(9,955)	(13,768)
Less: Net income attributable to interests	—	—	635	—	635

Net income (loss) attributable to HSS	$(13,768)	$4,417	$4,903	$(9,955)	$(14,403)

Comprehensive Loss:
Net income (loss)	$(13,768)	$4,417	$5,538	$(9,955)	$(13,768)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(11,340)	—	(11,340)
Unrealized holding gains (losses) on available-for-sale securities	(1,032)	3,254	—	—	2,222
Equity in other comprehensive loss of subsidiaries	(7,517)	(10,771)	—	18,288	—

Total other comprehensive loss, net of tax:	(8,549)	(7,517)	(11,340)	18,288	(9,118)

Comprehensive income (loss)	(22,317)	(3,100)	(5,802)	8,333	(22,886)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(569)	—	(569)

Comprehensive loss attributable to HSS	$(22,317)	$(3,100)	$(5,233)	$8,333	$(22,317)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2013
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(35,699)	$(69,278)	$6,412	$63,742	$(34,823)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	172,603	248,040	(30)	(63,742)	356,871

Net cash flows from operating activities	136,904	178,762	6,382	—	322,048

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(125,802)	—	—	—	(125,802)
Sales and maturities of marketable investment securities	57,399	—	—	—	57,399
Purchases of property and equipment	—	(188,862)	(10,399)	—	(199,261)
Transfer of regulatory authorization to DISH Network	—	23,148	—	—	23,148
Changes in restricted cash and cash equivalents	5,075	7,536	341	—	12,952
Other, net	—	(15,143)	91	—	(15,052)

Net cash flows from investing activities	(63,328)	(173,321)	(9,967)	—	(246,616)

Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(58,973)	(4,533)	—	(63,506)
Advances from affilates	—	—	10,219	—	10,219
Other	—	(751)	3,467	—	2,716

Net cash flows from financing activities	—	(59,724)	9,153	—	(50,571)

Effect of exchange rates on cash and cash equivalents	—	—	2,629	—	2,629

Net increase (decrease) in cash and cash equivalents	73,576	(54,283)	8,197	—	27,490
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219

Cash and cash equivalents, at end of period	$97,674	$34,340	$31,695	$—	$163,709

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(12,191)	$(36,251)	$11,321	$24,895	$(12,226)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(234,920)	563,217	1,405	(24,895)	304,807

Net cash flows from operating activities	(247,111)	526,966	12,726	—	292,581

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(92,727)	—	—	—	(92,727)
Sales and maturities of marketable investment securities	301,231	16,200	—	—	317,431
Purchases of property and equipment	—	(404,121)	(7,099)	—	(411,220)
Acquisition of Hughes Communications, net	—	(26,000)	(72,477)	—	(98,477)
Changes in restricted cash and cash equivalents	(7,669)	2,829	314	—	(4,526)
Other, net	—	(12,772)	—	—	(12,772)

Net cash flows from investing activities	200,835	(423,864)	(79,262)	—	(302,291)

Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(54,576)	(1,949)	—	(56,525)
Debt issuance costs	(229)	—	—	—	(229)
Proceeds from issuance of long-term debt	—	7	1,634	—	1,641
Advances from affiliates	—	—	72,538	—	72,538
Other	—	(764)	—	—	(764)

Net cash flows from financing activities	(229)	(55,333)	72,223	—	16,661

Effect of exchange rates on cash and cash equivalents	—	—	4,265	—	4,265

Net increase (decrease) in cash and cash equivalents	(46,505)	47,769	9,952	—	11,216
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003

Cash and cash equivalents, at end of period	$24,098	$88,623	$23,498	$—	$136,219

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Supplemental Guarantor and Non-Guarantor Financial Information (Continued)

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

Note 18. Subsequent Events

Satellite and Tracking Stock Transaction.

On February 20, 2014, EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar will issue two series of preferred tracking stocks in exchange for the transfer by DISH Network of five satellites (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) beginning on March 1, 2014, we will lease to DISH Network certain satellite capacity on these five satellites (collectively, the "Satellite and Tracking Stock Transaction").

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events (Continued)

Transaction Agreement.    On February 20, 2014, EchoStar Corporation, HSS, and certain of EchoStar's other subsidiaries entered into a Transaction Agreement (the "Transaction Agreement") with DISH Operating L.L.C. ("DOLLC") and DISH Network L.L.C. ("DNLLC" and, together with DOLLC, the "DISH Investors"), each an indirect wholly-owned subsidiary of DISH Network Corporation ("DISH Network"), and EchoStar XI Holding L.L.C., a wholly-owned subsidiary of DNLLC, pursuant to which on March 1, 2014, EchoStar Corporation and HSS will, among other things, issue an aggregate of 6,290,499 shares (the "EchoStar Tracking Stock") and 81.128 shares (the "HSS Tracking Stock", and together with the EchoStar Tracking Stock, the "Tracking Stock"), respectively, of preferred tracking stock to the DISH Investors in exchange for the transfer by the DISH Investors and their respective subsidiaries, as applicable, to EchoStar Corporation and HSS, as applicable, five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations of approximately $58.9 million and approximately $11.4 million in cash (the "Transaction"). The Tracking Stock will generally track the residential retail satellite broadband business of Hughes Network Systems, LLC, a wholly-owned subsidiary of HSS ("Hughes"), including without limitation the operations, assets and liabilities attributed to the Hughes residential retail satellite broadband business (collectively, the "Hughes Retail Group"). The shares of the Tracking Stock to be issued to the DISH Investors will represent an aggregate 80.0% economic interest in the Hughes Retail Group. In addition to the remaining 20.0% economic interest in the Hughes Retail Group, EchoStar will retain all economic interest in the wholesale satellite broadband business. The Transaction Agreement includes, among other things, customary mutual provisions for representations, warranties and indemnification.

Satellite Capacity Leased to DISH.    On February 20, 2014, we and certain subsidiaries of DISH Network entered into certain satellite capacity agreements pursuant to which beginning March 1, 2014, DISH Network will, among other things, lease certain satellite capacity on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV satellites. The total fees for the services provided under these satellite capacity agreements depend, among other things, upon the number of transponders on the applicable satellite and the length of the lease. The term of each satellite capacity agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date based upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each lease on a year-to-year basis through the end of the respective satellite's life. There can be no assurance that any options to renew such agreements will be exercised.

Investor Rights Agreement.    On February 20, 2014, EchoStar and HSS entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the DISH Investors with respect to the Tracking Stock. The Investor Rights Agreement provides for, among other things, certain information and consultation rights for the DISH Investors; certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock for one year, with continuing transfer restrictions (including right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions); certain registration rights; certain obligations to provide conversion and exchange rights of the Tracking Stock under certain circumstances; and certain protective covenants afforded to holders of the Tracking Stock. The Investor Rights Agreement generally will terminate as to the DISH Investors at such time as the DISH Investors no longer hold any shares of the HSS-issued Tracking Stock and any registrable securities under the Investor Rights Agreement.

HUGHES SATELLITE SYSTEMS CORPORATION

Schedule II—Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2013, 2012 and 2011 were as follows:

Allowance for doubtful accounts	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the year ended:
December 31, 2013	$14,918	$35,098	$(39,279)	$10,737
December 31, 2012	$16,769	$26,647	$(28,498)	$14,918
December 31, 2011	$4,725	$18,441	$(6,397)	$16,769