Form 10-Q
period 2014-03-31
Hughes Satellite Systems Corp
filed 2014-05-09
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

As of April 25, 2014, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01  par value per share.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our estimates, expectations, plans, objectives, strategies, results of operations and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•                  our reliance on our primary customer, DISH Network Corporation (“DISH Network”), for a significant portion of our revenue;

•                  our ability to bring advanced technologies to market to keep pace with our competitors;

•                  significant risks related to the construction, launch and operation of our satellites, such as risk of material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

•                  uncertainty in global economic conditions, which may, among others, cause consumers and enterprise customers to defer purchases;

•                  the failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

•                  the failure of third-party providers for components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$244,808	$163,709
Marketable investment securities	136,175	116,860
Trade accounts receivable, net of allowance for doubtful accounts of $11,971 and $10,737, respectively	139,486	132,955
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	67,211	68,091
Inventory	55,086	56,993
Deferred tax assets	63,888	63,786
Prepaids and deposits	31,292	27,127
Advances to affiliates, net	1,544	740
Other current assets	10,526	27,389
Total current assets	750,016	657,650
Noncurrent Assets:
Restricted cash and cash equivalents	18,125	15,114
Property and equipment, net of accumulated depreciation of $1,766,784 and $1,676,182, respectively	2,371,288	1,983,281
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	197,658	213,747
Other investments	28,599	30,212
Other noncurrent assets, net	172,253	165,976
Total noncurrent assets	3,763,754	3,384,161
Total assets	$4,513,770	$4,041,811
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$90,556	$91,000
Trade accounts payable - DISH Network	5	5
Current portion of long-term debt and capital lease obligations	58,719	67,300
Advances from affiliates, net	22,320	10,711
Deferred revenue and prepayments	55,378	55,086
Accrued interest	44,432	7,812
Accrued compensation	20,755	19,741
Accrued expenses and other	69,400	76,749
Total current liabilities	361,565	328,404
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,344,956	2,351,572
Deferred tax liabilities	407,856	266,674
Advances from affiliates	8,255	8,221
Other noncurrent liabilities	98,357	62,122
Total noncurrent liabilities	2,859,424	2,688,589
Total liabilities	3,220,989	3,016,993
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Hughes Retail Preferred Tracking Stock $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,359,817	1,106,463
Accumulated other comprehensive loss	(15,891)	(18,644)
Accumulated deficit	(60,540)	(71,862)
Total HSS shareholders’ equity	1,283,386	1,015,957
Noncontrolling interests	9,395	8,861
Total shareholders’ equity	1,292,781	1,024,818
Total liabilities and shareholders’ equity	$4,513,770	$4,041,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Services and other revenue - other	$261,667	$241,371
Services and other revenue - DISH Network	99,244	59,819
Equipment revenue - other	41,832	49,494
Equipment revenue - DISH Network	11,570	11,871
Total revenue	414,313	362,555
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	132,346	121,530
Cost of sales - equipment (exclusive of depreciation and amortization)	47,406	55,708
Selling, general and administrative expenses	63,271	61,011
Research and development expenses	4,492	5,120
Depreciation and amortization	108,185	101,174
Total costs and expenses	355,700	344,543
Operating income	58,613	18,012

Other Income (Expense):
Interest income	955	165
Interest expense, net of amounts capitalized	(48,747)	(49,624)
Equity in earnings of unconsolidated affiliate	770	32
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $8 and $17, respectively)	231	9,658
Total other expense, net	(46,791)	(39,769)
Income (loss) before income taxes	11,822	(21,757)
Income tax benefit (provision), net	(201)	12,405
Net income (loss)	11,621	(9,352)
Less: Net income attributable to noncontrolling interests	299	40
Net income (loss) attributable to HSS	$11,322	$(9,392)

Comprehensive Income (Loss):
Net income (loss)	$11,621	$(9,352)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,190	178
Unrealized gains (losses) on AFS securities and other	806	(68)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(8)	(17)
Total other comprehensive income, net of tax	2,988	93
Comprehensive income (loss)	14,609	(9,259)
Less: Comprehensive income attributable to noncontrolling interests	534	62
Comprehensive income (loss) attributable to HSS	$14,075	$(9,321)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other
	Paid-In	Comprehensive	Accumulated	Noncontrolling
	Capital	Loss	Deficit	Interests	Total
Balance, December 31, 2012	$1,100,277	$(13,539)	$(36,163)	$9,337	$1,059,912
Stock-based compensation	249	—	—	—	249
Other	—	—	—	(467)	(467)
Net income (loss)	—	—	(9,392)	40	(9,352)
Unrealized losses on AFS securities, net and other	—	(85)	—	—	(85)
Foreign currency translation adjustment	—	156	—	22	178
Balance, March 31, 2013	$1,100,526	$(13,468)	$(45,555)	$8,932	$1,050,435

Balance, December 31, 2013	$1,106,463	$(18,644)	$(71,862)	$8,861	$1,024,818
Stock-based compensation	619	—	—	—	619
Issuance of Hughes Retail Preferred Tracking Stock (Note 2)	252,990	—	—	—	252,990
Other, net	(255)	—	—	—	(255)
Net income	—	—	11,322	299	11,621
Unrealized gains on AFS securities, net and other	—	798	—	—	798
Foreign currency translation adjustment	—	1,955	—	235	2,190
Balance, March 31, 2014	$1,359,817	$(15,891)	$(60,540)	$9,395	$1,292,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$11,621	$(9,352)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	108,185	101,174
Equity in earnings of unconsolidated affiliate	(770)	(32)
Amortization of debt issuance costs	1,413	1,313
Realized gains on marketable investment securities and other investments, net	(8)	(2,569)
Stock-based compensation	619	248
Deferred tax benefit	(2,956)	(14,116)
Changes in current assets and current liabilities, net	40,726	11,777
Changes in noncurrent assets and noncurrent liabilities, net	(5,739)	1,833
Other, net	2,930	(7,392)
Net cash flows from operating activities	156,021	82,884
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(52,678)	(8,357)
Sales and maturities of marketable investment securities	36,271	10,404
Purchases of property and equipment	(46,001)	(56,612)
Changes in restricted cash and cash equivalents	(3,011)	7,576
Other, net	(4,723)	(3,441)
Net cash flows from investing activities	(70,142)	(50,430)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(17,193)	(19,605)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	11,404	—
Other	19	292
Net cash flows from financing activities	(5,770)	(19,313)
Effect of exchange rates on cash and cash equivalents	990	(1)
Net increase in cash and cash equivalents	81,099	13,140
Cash and cash equivalents, beginning of period	163,709	136,219
Cash and cash equivalents, end of period	$244,808	$149,359

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,794	$14,875
Cash paid for income taxes	$2,424	$2,411
Satellites and other assets financed under capital lease obligations	$663	$1,508
In-orbit incentive obligation for EchoStar XVI	$—	$18,000
Reduction of capital lease obligation for AMC-16	$—	$6,694
Capital expenditures included in accounts payable	$1,983	$2,772
Net assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$71,048	$—
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$315,643	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (together with its subsidiaries is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

We currently operate in two business segments.

•                  Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation (“DISH Network”), and also to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, as well as to United States (“U.S”) government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  As a result of the Satellite and Tracking Stock Transaction described in Note 2 below, effective March 1, 2014, we issued to DISH Network shares of our newly authorized preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment.

Note 2.                     Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations) and $11.4 million in cash; and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar contributed such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

HSS has adopted a policy statement (the “Policy Statement”) setting forth management and allocation policies for purposes of attributing all of the business and operations of HSS to either the Hughes Retail Group or the HSSC Group, which consists of all other operations of HSS, including all existing and future businesses, other than the Hughes Retail Group.  Among other things, the Policy Statement governs how assets, liabilities, revenue and expenses are attributed or allocated between

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

HRG and the HSSC Group.  Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of shareholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statement also does not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

See Note 8 for information about the five satellites received from DISH Network and Note 14 for information about the assumed in-orbit incentive obligations and information regarding the related satellite services agreements with DISH Network.  We provide unaudited attributed financial information for HRG and HSSC Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group, of which a 28.11% interest is issued as the HSS Tracking Stock.  In addition to the remaining 20% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Accordingly, holders of EchoStar Tracking Stock do not have any direct equity interest in HSS, but have an indirect interest through EchoStar’s ownership of our outstanding common stock.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  The outstanding shares of EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014. The outstanding shares of HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group. Following the issuance of the shares of EchoStar Tracking Stock and HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock.  Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; and (iii) certain protective covenants afforded to holders of the Tracking Stock.

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, subject to certain terms and conditions (including EchoStar’s right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock).  In connection with any demand for registration, DISH Network may require any outstanding shares of HSS Tracking Stock to be exchanged for shares of EchoStar Tracking Stock with an

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

equivalent economic interest in the Hughes Retail Group.  In the event that a registration of shares of EchoStar Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A common stock with equivalent market value.

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction (directly or indirectly through EchoStar) at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar.  All of the net assets received by EchoStar in the Satellite and Tracking Stock Transaction were immediately contributed to HSS and are being used by our EchoStar Satellite Services segment.  The historical carrying amounts of net assets transferred to HSS were as follows:

Transferred Net Assets
(In thousands)

Cash	$11,404
Property and equipment, net	432,080
Current liabilities	(6,555)
Noncurrent liabilities	(38,834)
Transferred net assets	$398,095

The transferred net assets increased HSS stockholders’ equity by amounts that reflect the carrying amounts of net assets that would be distributed to holders of the Tracking Stock and common stock in a hypothetical liquidation, which would be in proportion to the relative market values (as defined in applicable agreements) of each class of stock.  The amounts credited to equity were reduced by direct costs of the Tracking Stock issuance and deferred income tax liabilities arising from differences between the financial reporting carrying amounts and the tax bases of the transferred satellites.  The net amounts credited to HSS’ shareholders’ equity (primarily additional paid-in capital) were as follows:

Increase (Decrease) in Equity
(In thousands)
Transferred net assets	$398,095
Offering costs, net of tax	(609)
Deferred income taxes	(144,496)
Net increase in shareholders’ equity	$252,990

Note 3.                     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  Investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee we account for using the equity method.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the Condensed Consolidated Financial Statements.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, and royalty obligations.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances. Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the three months ended March 31, 2014 or 2013.

As of March 31, 2014 and December 31, 2013, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of March 31, 2014 and December 31, 2013, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $91.5 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies that typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 4.                     Other Comprehensive Income (Loss) and Related Tax Effects

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $18.6 million and $20.6 million as of March 31, 2014 and December 31, 2013, respectively.

Note 5.                     Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$120,949	$97,807
VRDNs	4,595	7,460
Strategic equity security	7,597	7,159
Other	3,034	4,434
Total marketable investment securities—current	136,175	116,860
Other investments—noncurrent:
Cost method	15,438	15,438
Equity method	13,161	14,774
Total other investments—noncurrent	28,599	30,212
Total marketable and other investments	$164,774	$147,072

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

Other Investments - Noncurrent

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2014
Debt securities:
Corporate bonds	$120,951	$60	$(62)	$120,949
VRDNs	4,595	—	—	4,595
Other	3,033	1	—	3,034
Equity security - strategic	4,834	2,763	—	7,597
Total marketable investment securities	$133,413	$2,824	$(62)	$136,175
As of December 31, 2013
Debt securities:
Corporate bonds	$97,846	$25	$(64)	$97,807
VRDNs	7,460	—	—	7,460
Other	4,433	1	—	4,434
Equity security - strategic	4,834	2,325	—	7,159
Total marketable investment securities	$114,573	$2,351	$(64)	$116,860

As of March 31, 2014, restricted and non-restricted marketable investment securities included debt securities of $105.1 million with contractual maturities of one year or less and $23.5 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	March 31, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$50,313	$(62)	$75,987	$(64)
Total	$50,313	$(62)	$75,987	$(64)

Realized Gains (Losses) on Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for the three months ended March 31, 2014 and $2.6 million for the three months ended March 31, 2013. We did not recognize any losses from the sales of our available-for-sale marketable investment securities for each of the three months ended March 31, 2014 and 2013.

Proceeds from sales of our available-for-sale marketable investment securities totaled zero and $2.1 million for the three months ended March 31, 2014 and 2013, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2014 and December 31, 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$185,234	$86	$185,148	$115,635	$8,665	$106,970
Debt securities:
Corporate bonds	$120,949	$—	$120,949	$97,807	$—	$97,807
VRDNs	4,595	—	4,595	7,460	—	7,460
Other	3,034	—	3,034	4,434	—	4,434
Equity security - strategic	7,597	7,597	—	7,159	7,159	—
Total marketable investment securities	$136,175	$7,597	$128,578	$116,860	$7,159	$109,701

Note 6.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$142,847	$136,063
Contracts in process, net	8,610	7,629
Total trade accounts receivable	151,457	143,692
Allowance for doubtful accounts	(11,971)	(10,737)
Trade accounts receivable - DISH Network	67,211	68,091
Total trade accounts receivable, net	$206,697	$201,046

As of March 31, 2014 and December 31, 2013, progress billings offset against contracts in process amounted to $7.0 million and $2.6 million, respectively.

Note 7.                     Inventory

Our inventory consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Finished goods	$43,664	$45,068
Raw materials	6,861	5,871
Work-in process	4,561	6,054
Total inventory	$55,086	$56,993

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 8.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$11,668	$11,663
Buildings and improvements	1 - 30	72,737	72,559
Furniture, fixtures, equipment and other	1 - 12	307,307	296,896
Customer rental equipment	2 - 4	407,492	374,689
Satellites - owned	2 - 15	2,381,120	1,949,040
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	22,644	19,512
Total property and equipment		4,138,072	3,659,463
Accumulated depreciation		(1,766,784)	(1,676,182)
Property and equipment, net		$2,371,288	$1,983,281

As of March 31, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of March 31, 2014 was $4.0 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the transfer date.

Construction in progress consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(In thousands)
Uplinking equipment	$5,412	$3,362
Other	17,232	16,150
Construction in progress	$22,644	$19,512

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2014	2013

Satellites	$47,563	$46,544
Furniture, fixtures, equipment and other	14,243	12,714
Customer rental equipment	27,892	23,287
Buildings and improvements	1,450	1,240
Total depreciation expense	$91,148	$83,785

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellites

As of March 31, 2014, we utilized 17 of our owned and leased satellites in geostationary orbit approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (5)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar I (1) (2) (3)	ESS	December 1995	77	—
EchoStar III (3)	ESS	October 1997	61.5	12
EchoStar VI (3)	ESS	July 2000	96.2	12
EchoStar VII (1) (2)	ESS	February 2002	119	3
EchoStar VIII (1)	ESS	August 2002	77	12
EchoStar XII (1)(6)	ESS	July 2003	61.5	2
EchoStar IX (1)	ESS	August 2003	121	12
EchoStar X (1) (2)	ESS	February 2006	110	7
EchoStar XI (1) (2)	ESS	July 2008	110	9
EchoStar XIV (1) (2)	ESS	March 2010	119	11
EchoStar XVI (1)	ESS	November 2012	61.5	15

Leased from Third Parties (4):
AMC-15	ESS	October 2004	105	10
AMC-16	ESS	December 2004	85	10
Nimiq 5 (1)	ESS	September 2009	72.7	15
QuetzSat-1 (1)	ESS	September 2011	77	10

(1)                     See Note 14 for further discussion of our transactions with DISH Network.

(2)                     Depreciable life represents the remaining useful life as of March 1, 2014, the date we received the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2).

(3)                     Fully depreciated assets.

(4)                     These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

(5)                      Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition (as defined below).

(6)                      Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

Recent Developments

EUTELSAT 65 West A.  In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our wholly-owned subsidiary, the service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed in service in the second quarter of 2016.

EchoStar XIX.  In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against Space Systems/Loral, LLC (“SS/L”), the manufacturer of EchoStar XVII and EchoStar XIX.  In the first-filed case, ViaSat alleged, among other things, that SS/L infringed three patents and breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII.  A jury trial was held in that case in March and April 2014, and the jury found that in connection with EchoStar XVII, SS/L directly infringed the asserted patents and that SS/L breached certain agreements with ViaSat.  While we are not a party to this matter, the adverse decision against SS/L may have an impact on our ability to make use of EchoStar XIX or other satellites from SS/L and may adversely affect our business operations and results of operations.  Until there are further developments in the case, including post-trial motions and appeals, we cannot determine whether there will be an adverse impact and, if so, the extent of any such impact.

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.  As discussed in Note 2, we received five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction. These satellites are BSS communications satellites operating in Ku-band frequencies, and DISH Network is receiving certain services from us on these satellites as of March 1, 2014.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this arrangement upon 30 days’ notice.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.

We have previously disclosed in our financial statements as of and for the year ended December 31, 2013, anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report, that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue and require recognition of a satellite impairment loss. See Satellite Impairment below.

The five satellites received from DISH Network pursuant to the Satellite and Tracking Stock Transaction have experienced certain anomalies prior to March 1, 2014, the effective date of the Satellite and Tracking Stock Transaction as described below.

EchoStar I.  During the first quarter 2012, DISH Network determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from the uplink center for transmission by the satellite to customers.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I is fully depreciated.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter 2012, DISH Network determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar X.  During the second and third quarters of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17. While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XI.  During the first quarter 2012, DISH Network determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter 2011 and the first quarter 2012, DISH Network determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above, and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.  There have been no satellite impairments in 2014 as of the date of this report.

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013.  Additional solar array anomalies are likely, and if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future. EchoStar XII has experienced no additional electrical power loss to date in 2014.

Note 9.                     Goodwill and Other Intangible Assets

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

As of March 31, 2014, all of our goodwill was assigned to reporting units of the Hughes segment.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2013, we determined that no further testing of goodwill for impairment as of that date was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	March 31, 2014			December 31, 2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(137,207)	$133,093	$270,300	$(129,022)	$141,278
Contract-based	4	64,800	(54,228)	10,572	64,800	(49,132)	15,668
Technology-based	6	51,417	(24,289)	27,128	51,417	(22,147)	29,270
Trademark portfolio	20	29,700	(4,208)	25,492	29,700	(3,836)	25,864
Favorable leases	4	4,707	(3,334)	1,373	4,707	(3,040)	1,667
Total other intangible assets.		$420,924	$(223,266)	$197,658	$420,924	$(207,177)	$213,747

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense was $17.0 million and $17.4 million for the three months ended March 31, 2014 and 2013, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 10.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	March 31, 2014		Decmber 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,212,750	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	900,000	1,017,000	900,000	1,001,250
Other	1,540	1,540	1,496	1,496
Subtotal	2,001,540	$2,231,290	2,001,496	$2,196,246
Capital lease obligations (1)	402,135		417,376
Total debt and capital lease obligations	2,403,675		2,418,872
Less: Current portion	(58,719)		(67,300)
Long-term portion of debt and capital lease obligations	$2,344,956		$2,351,572

(1)         Disclosure regarding the fair value of capital lease obligations is not required.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

Note 11.              Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, income and losses from investments, changes in tax laws and relative changes of expenses or losses for which tax benefits are not recognized.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax expense was approximately $0.2 million for the three months ended March 31, 2014 compared to an income tax benefit of $12.4 million for the three months ended March 31, 2013.  Our effective income tax rate was 1.7% for the three months ended March 31, 2014 compared to 57.0% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to a lower state effective tax rate. For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the current year research and experimentation credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Note 12.              Commitments and Contingencies

Commitments

As of the date of this Quarterly Report on Form 10-Q our satellite-related obligations were approximately $787.6 million (including the agreement we entered into in April 2014 with Eutelsat). See discussion of subsequent events in Note 16 for further information.  Our satellite-related obligations primarily include, among other things, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard, infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the Hopper set top box, as well as certain of our Hughes subsidiaries’ satellite broadband products and services infringe the asserted patents by implementing the DVB-S2 standard.

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

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

Note 13.              Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is EchoStar’s Chief Executive Officer.  Under this definition, we operate two primary business segments.

•                  Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

also to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs of certain business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

The following tables present revenue, EBITDA and capital expenditures for each of our operating segments and reconcile total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March, 31, 2014
External revenue	$314,371	$99,872	$—	$414,243
Intersegment revenue	$400	$949	$(1,279)	$70
Total revenue	$314,771	$100,821	$(1,279)	$414,313
EBITDA	$81,939	$84,782	$779	$167,500
Capital expenditures (1)	$45,972	$29	$—	$46,001
For the Three Months Ended March, 31, 2013
External revenue	$289,181	$73,346	$—	$362,527
Intersegment revenue	$218	$856	$(1,046)	$28
Total revenue	$289,399	$74,202	$(1,046)	$362,555
EBITDA	$63,981	$64,806	$49	$128,836
Capital expenditures (1)	$44,340	$12,272	$—	$56,612

(1)         Capital expenditures consist of purchases of property and equipment reported in our Condensed Consolidated Statements of Cash Flows and do not include satellites transferred in the Satellite and Tracking Stock Transaction or other noncash capital expenditures.

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
EBITDA	$167,500	$128,836
Interest income and expense, net	(47,792)	(49,459)
Depreciation and amortization	(108,185)	(101,174)
Net income attributable to noncontrolling interests	299	40
Income (loss) before income taxes	$11,822	$(21,757)

Note 14.              Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

services received from EchoStar of $2.8 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Satellite Services Provided to DISH Network.  Since the Spin-off, we have entered into certain satellite capacity agreements pursuant to which DISH Network receives satellite services on certain satellites owned or leased by us.  The fees for the services provided under these satellite service agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the capacity arrangements.  The term of each capacity arrangement is set forth below:

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, VII, X, XI and XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in orbit spare. Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar IX.  DISH Network receives satellite services from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on EchoStar IX on a month-to-month basis.

EchoStar XII.  DISH Network receives satellite services from us on EchoStar XII.  The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew the agreement on a year-to-year basis through the end of the satellite’s life. There can be no assurance that any options to renew this agreement will be exercised.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network to receive satellite services from us on EchoStar XVI, a DBS satellite.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  We began to provide satellite services on EchoStar XVI to DISH Network in January 2013.

Satellite and Tracking Stock Transaction.  On February 20, 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) on March 1, 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including related in-orbit incentive obligations and interest payments of approximately $58.9 million) and approximately $11.4 million in cash; and (ii) on March 1, 2014, DISH Network began receiving certain satellite services on these five satellites from us. See Note 2 for further information.

Nimiq 5 Agreement.  During 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  During 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network receives satellite services from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite on which DISH Network receives satellite services from us.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began to provide service to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue to provide service through the remainder of the service term.  Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021.  Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

year basis through the end of life of the QuetzSat-1 satellite.  Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

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

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location (the “103 Service Agreement”).  During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

TT&C Agreement.  Effective January 1, 2012, we entered into a new telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending on December 31, 2016 (the “2012 TT&C Agreement”).  The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off. The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  As of March 1, 2014, we provide TT&C services for the D-1 satellite.

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Network System, LLC (“HNS”) provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

Effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement initially had a five year term with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  On February 20, 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Management Services Agreement.  EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which were primarily accounting services) to us and EchoStar.  Effective June 15, 2013, we terminated the Management Services Agreement.

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

Other Agreements — DISH Network

Satellite Services Received from DISH Network.  Since the Spin-off, EchoStar entered into certain satellite services agreements pursuant to which, it acquires certain satellite services from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite services agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service term.  The term of each satellite service agreement is set forth below:

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS receives satellite services from DISH Network on the D-1 satellite for research and development.  This satellite service agreement terminates upon the earlier of:  (i) the end-of-life of the satellite; (ii) the date the satellite fails; (iii) the date the spectrum capacity on which service is being provided under the agreement fails; or (iv) June 30, 2014.

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

agreement was renewed for a one-year period ending on February 15, 2015, and renews for two successive one-year periods unless terminated by DBSD North America upon at least 30 days’ notice prior to the expiration of any renewal term.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico. We recognized satellite services revenue from Dish Mexico of $5.8 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and December 31, 2013, our accounts receivable balance due from Dish Mexico was $2.3 million and $3.5 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  For the three months ended March 31, 2014 and 2013, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.9 million and $0.4 million, respectively.  As of March 31, 2014 and December 31, 2013, we had receivables from Deluxe of approximately $1.4 million and $1.1 million, respectively.

Note 15.              Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 6 1/2% senior secured notes due 2019 and 7 5/8 % senior notes due 2021 (collectively, the “Notes”), which were issued on June 1, 2011.  See Note 10 for further information on the Notes.

In lieu of separate financial statements of the Guarantor Subsidiaries, condensed consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the condensed balance sheet information, the condensed statement of operations and comprehensive income (loss) information and the condensed statement of cash flows information of HSS, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of HSS on a combined basis and the eliminations necessary to arrive at the corresponding information of HSS on a consolidated basis.

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

The condensed consolidating financial information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included herein.

Condensed Consolidating Balance Sheet as of March 31, 2014

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$167,353	$48,430	$29,025	$—	$244,808
Marketable investment securities	128,578	7,597	—	—	136,175
Trade accounts receivable, net	—	90,385	49,101	—	139,486
Trade accounts receivable - DISH Network, net	—	67,100	111	—	67,211
Advances to affiliates, net	379,928	—	—	(378,384)	1,544
Inventory	—	44,958	10,128	—	55,086
Other current assets	12	85,137	25,038	(4,481)	105,706
Total current assets	675,871	343,607	113,403	(382,865)	750,016
Restricted cash and cash equivalents	10,076	7,500	549	—	18,125
Property and equipment, net	—	2,346,791	24,497	—	2,371,288
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	197,658	—	—	197,658
Investment in subsidiaries	—	69,714	—	(69,714)	—
Advances to affiliates	2,645,266	1,716	—	(2,646,982)	—
Other noncurrent assets, net	43,462	147,149	10,241	—	200,852
Total assets	$3,374,675	$4,089,966	$148,690	$(3,099,561)	$4,513,770
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$75,797	$14,759	$—	$90,556
Trade accounts payable - DISH Network	5	—	—	—	5
Current portion of long-term debt and capital lease obligations	—	56,729	1,990	—	58,719
Advances from affiliates, net	—	271,002	17,372	(266,054)	22,320
Accrued expenses and other	85,613	85,582	23,251	(4,481)	189,965
Total current liabilities	85,618	489,110	57,372	(270,535)	361,565
Long-term debt and capital lease obligations, net of current portion	2,000,000	343,510	1,446	—	2,344,956
Advances from affiliates	—	2,644,566	10,671	(2,646,982)	8,255
Other noncurrent liabilities	5,672	500,449	92	—	506,213
Total HSS shareholders’ equity (deficit)	1,283,385	112,331	69,714	(182,044)	1,283,386
Noncontrolling interests	—	—	9,395	—	9,395
Total liabilities and shareholders’ equity	$3,374,675	$4,089,966	$148,690	$(3,099,561)	$4,513,770

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$97,674	$34,340	$31,695	$—	$163,709
Marketable investment securities	109,702	7,158	—	—	116,860
Trade accounts receivable, net	—	86,726	46,229	—	132,955
Trade accounts receivable - DISH Network, net	—	68,037	54	—	68,091
Advances to affiliates, net	158,763	—	—	(158,023)	740
Inventory	—	47,021	9,972	—	56,993
Other current assets	38	99,888	22,856	(4,480)	118,302
Total current assets	366,177	343,170	110,806	(162,503)	657,650
Restricted cash and cash equivalents	7,004	7,500	610	—	15,114
Property and equipment, net	—	1,961,103	22,178	—	1,983,281
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	213,747	—	—	213,747
Investment in subsidiaries	—	65,453	—	(65,453)	—
Advances to affiliates	2,645,266	1,716	—	(2,646,982)	—
Other noncurrent assets, net	44,875	140,107	11,206	—	196,188
Total assets	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$78,093	$12,907	$—	$91,000
Trade accounts payable - DISH Network	5	—	—	—	5
Current portion of long-term debt and capital lease obligations	—	65,430	1,870	—	67,300
Advances from affiliates, net	—	295,562	18,509	(303,360)	10,711
Accrued expenses and other	47,359	91,254	25,255	(4,480)	159,388
Total current liabilities	47,364	530,339	58,541	(307,840)	328,404
Long-term debt and capital lease obligations, net of current portion	2,000,000	350,597	975	—	2,351,572
Advances from affiliates	—	2,644,566	10,637	(2,646,982)	8,221
Other noncurrent liabilities	—	328,463	333	—	328,796
Total HSS shareholders’ equity (deficit)	1,015,958	(145,338)	65,453	79,884	1,015,957
Noncontrolling interests	—	—	8,861	—	8,861
Total liabilities and shareholders’ equity	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$227,607	$40,260	$(6,200)	$261,667
Services and other revenue - DISH Network	—	99,079	165	—	99,244
Equipment revenue	—	37,642	7,925	(3,735)	41,832
Equipment revenue - DISH Network	—	11,570	—	—	11,570
Total revenue	—	375,898	48,350	(9,935)	414,313
Costs and Expenses:
Costs of sales - services and other	—	109,821	28,725	(6,200)	132,346
Cost of sales - equipment	—	45,151	5,585	(3,330)	47,406
Selling, general and administrative expenses	—	55,749	7,927	(405)	63,271
Research and development expenses	—	4,492	—	—	4,492
Depreciation and amortization	—	105,771	2,414	—	108,185
Total costs and expenses	—	320,984	44,651	(9,935)	355,700
Operating income	—	54,914	3,699	—	58,613
Other Income (Expense):
Interest income	52,634	31	710	(52,420)	955
Interest expense, net of amounts capitalized	(36,445)	(64,099)	(624)	52,421	(48,747)
Equity in earnings (losses) of subsidiaries, net	990	2,075	—	(3,065)	—
Other, net	8	822	171	—	1,001
Total other income (expense), net	17,187	(61,171)	257	(3,064)	(46,791)
Income (loss) before income taxes	17,187	(6,257)	3,956	(3,064)	11,822
Income tax benefit (provision), net	(5,865)	7,337	(1,673)	—	(201)
Net income (loss)	11,322	1,080	2,283	(3,064)	11,621
Less: Net income attributable to noncontrolling interests	—	—	299	—	299
Net income (loss) attributable to HSS	$11,322	$1,080	$1,984	$(3,064)	$11,322
Comprehensive Income (Loss):
Net income (loss)	$11,322	$1,080	$2,283	$(3,064)	$11,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,190	—	2,190
Unrealized gains on AFS securities and other	798	—	8	—	806
Recognition of previously unrealized gains on AFS securities included in net income	(8)	—	—	—	(8)
Equity in other comprehensive income (loss) of subsidiaries, net	1,963	1,963	—	(3,926)	—
Total other comprehensive income (loss), net of tax	2,753	1,963	2,198	(3,926)	2,988
Comprehensive income (loss)	14,075	3,043	4,481	(6,990)	14,609
Less: Comprehensive income attributable to noncontrolling interests	—	—	534	—	534
Comprehensive income (loss) attributable to HSS	$14,075	$3,043	$3,947	$(6,990)	$14,075

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$209,394	$36,592	$(4,615)	$241,371
Services and other revenue - DISH Network	—	59,632	187	—	59,819
Equipment revenue	—	48,686	5,889	(5,081)	49,494
Equipment revenue - DISH Network	—	11,871	—	—	11,871
Total revenue	—	329,583	42,668	(9,696)	362,555
Costs and Expenses:
Costs of sales - services and other	—	99,787	26,169	(4,426)	121,530
Cost of sales - equipment	—	56,013	4,483	(4,788)	55,708
Selling, general and administrative expenses	—	53,648	7,845	(482)	61,011
Research and development expenses	—	5,120	—	—	5,120
Depreciation and amortization	—	99,250	1,924	—	101,174
Total costs and expenses	—	313,818	40,421	(9,696)	344,543
Operating income	—	15,765	2,247	—	18,012
Other Income (Expense):
Interest income	48,561	31	58	(48,485)	165
Interest expense, net of amounts capitalized	(36,344)	(61,194)	(571)	48,485	(49,624)
Equity in earnings (losses) of subsidiaries, net	(17,146)	694	—	16,452	—
Other, net	17	9,301	372	—	9,690
Total other expense, net	(4,912)	(51,168)	(141)	16,452	(39,769)
Income (loss) before income taxes	(4,912)	(35,403)	2,106	16,452	(21,757)
Income tax benefit (provision), net	(4,480)	18,357	(1,472)	—	12,405
Net income (loss)	(9,392)	(17,046)	634	16,452	(9,352)
Less: Net loss attributable to noncontrolling interests	—	—	40	—	40
Net income (loss) attributable to HSS	$(9,392)	$(17,046)	$594	$16,452	$(9,392)
Comprehensive Income (Loss):
Net income (loss)	$(9,392)	$(17,046)	$634	$16,452	$(9,352)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	178	—	178
Unrealized gains (loss) on AFS securities and other	(85)	—	17	—	(68)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(17)	—	—	—	(17)
Equity in other comprehensive income (loss) of subsidiaries, net	173	178	—	(351)	—
Total other comprehensive income (loss), net of tax	71	178	195	(351)	93
Comprehensive income (loss)	(9,321)	(16,868)	829	16,101	(9,259)
Less: Comprehensive income attributable to noncontrolling interests	—	—	62	—	62
Comprehensive income (loss) attributable to HSS	$(9,321)	$(16,868)	$767	$16,101	$(9,321)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$11,322	$1,080	$2,283	$(3,064)	$11,621
Adjustments to reconcile net income (loss) to net cash flows from operating activities	77,836	67,640	(4,140)	3,064	144,400
Net cash flows from operating activities	89,158	68,720	(1,857)	—	156,021
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(52,678)	—	—	—	(52,678)
Sales and maturities of marketable investment securities	36,271	—	—	—	36,271
Purchases of property and equipment	—	(44,336)	(1,665)	—	(46,001)
Changes in restricted cash and cash equivalents	(3,072)	—	61	—	(3,011)
Investment in subsidiary	(11,404)	—	—	11,404	—
Other, net	—	(4,723)	—	—	(4,723)
Net cash flows from investing activities	(30,883)	(49,059)	(1,604)	11,404	(70,142)
Cash Flows from Financing Activities:
Proceeds from issuance of Hughes Retail preferred tracking stock, net of offering cost	11,404	11,404	—	(11,404)	11,404
Repayment of long-term debt and capital lease obligations	—	(15,789)	(1,404)	—	(17,193)
Other	—	(1,186)	1,205	—	19
Net cash flows from financing activities	11,404	(5,571)	(199)	(11,404)	(5,770)
Effect of exchange rates on cash and cash equivalents	—	—	990	—	990
Net increase (decrease) in cash and cash equivalents	69,679	14,090	(2,670)	—	81,099
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$167,353	$48,430	$29,025	$—	$244,808

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(9,392)	$(17,046)	$634	$16,452	$(9,352)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	20,762	91,566	(3,640)	(16,452)	92,236
Net cash flows from operating activities	11,370	74,520	(3,006)	—	82,884
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(8,357)	—	—	—	(8,357)
Sales and maturities of marketable investment securities	10,404	—	—	—	10,404
Purchases of property and equipment	—	(54,030)	(2,582)	—	(56,612)
Changes in restricted cash and cash equivalents	76	7,536	(36)	—	7,576
Other, net	—	(3,493)	52	—	(3,441)
Net cash flows from investing activities	2,123	(49,987)	(2,566)	—	(50,430)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(18,122)	(1,483)	—	(19,605)
Other	—	—	292	—	292
Net cash flows from financing activities	—	(18,122)	(1,191)	—	(19,313)
Effect of exchange rates on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	13,493	6,411	(6,764)	—	13,140
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of period	$37,591	$95,034	$16,734	$—	$149,359

Note 16.              Subsequent Events

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda. the service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15 year term.  The satellite is scheduled to be placed in service in the second quarter of 2016.  We are required to fund the cost of the Ka-band capacity in quarterly installments while the satellite is under construction.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks, and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.  Further, such forward looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a direct subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in two business segments, which are differentiated primarily by their operational focus:  Hughes and EchoStar Satellite Services. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker.

Highlights from our financial results are as follows:

2014 First Quarter Consolidated Results of Operations

•                  Revenue of $414.3 million

•                  Operating income of $58.6 million

•                  Net income of $11.6 million

•                  Net income attributable to HSS of $11.3 million

•                  EBITDA of $167.5 million (see non-GAAP reconciliation on page 37)

Consolidated Financial Condition as of March 31, 2014

•                  Total assets of $4.51 billion

•                  Total liabilities of $3.22 billion

•                  Total stockholders’ equity of $1.29 billion

•                  Cash, cash equivalents and current marketable investment securities of $381.0 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.  We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.   The addition of new subscribers, and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  As a satellite fills and beams become congested, this growth rate flattens and growth is constrained until the next satellite launch or additional capacity becomes available to continue the next phase of growth.  Therefore, our focus is to balance subscriber acquisition costs and subscriber growth, with capacity availability and plans aligned with the timing of additional satellite capacity becoming available.

Our Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.  The fixed pricing nature of our long term enterprise contracts minimizes any significant quarter to quarter fluctuations.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.  However, the growth of our enterprise businesses relies heavily on global economic conditions.

As of March 31, 2014 and December 31, 2013, our Hughes segment had approximately 914,000 and 860,000 broadband subscribers, respectively, and approximately $1.19 billion and $1.15 billion of contracted revenue backlog, respectively.  Subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using 15 of our owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, and also to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers. We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment. Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell. The satellites we currently have under construction are expected to ultimately produce revenue once launched and placed into operation, and therefore, anything that interferes with our construction and launch schedules will impact our expected revenue growth. In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenues and financial performance.  In particular, our service arrangement for the AMC-15 satellite is scheduled to expire on December 24, 2014, which if not renewed, could affect our ability to sell or renew current customer commitments and could impact our revenues. Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

As of March 31, 2014 and December 31, 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $2.01 billion and $1.14 billion, respectively.   The increase in backlog is primarily the result of the Satellite and Tracking Stock Transaction, pursuant to which DISH Network receives certain satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV beginning on March 1, 2014.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. We continue to pursue various paths to launch a Brazilian service and remain committed to delivering a pay-TV service to Brazil via a high-powered Broadcast Satellite Service (“BSS”) satellite.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,		Variance
Statement of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$261,667	$241,371	$20,296	8.4
Services and other revenue - DISH Network	99,244	59,819	39,425	65.9
Equipment revenue - other	41,832	49,494	(7,662)	(15.5)
Equipment revenue - DISH Network	11,570	11,871	(301)	(2.5)
Total revenue	414,313	362,555	51,758	14.3
Costs and Expenses:
Cost of sales - services and other	132,346	121,530	10,816	8.9
% of Total services and other revenue	36.7%	40.3%
Cost of sales - equipment	47,406	55,708	(8,302)	(14.9)
% of Total equipment revenue	88.8%	90.8%
Selling, general and administrative expenses (including DISH Network)	63,271	61,011	2,260	3.7
% of Total revenue	15.3%	16.8%
Research and development expenses	4,492	5,120	(628)	(12.3)
% of Total revenue	1.1%	1.4%
Depreciation and amortization	108,185	101,174	7,011	6.9
Total costs and expenses	355,700	344,543	11,157	3.2
Operating income	58,613	18,012	40,601	*
Other Income (Expense):
Interest income	955	165	790	*
Interest expense, net of amounts capitalized	(48,747)	(49,624)	877	(1.8)
Equity in earnings of unconsolidated affiliate	770	32	738	*
Other, net	231	9,658	(9,427)	(97.6)
Total other expense, net	(46,791)	(39,769)	(7,022)	17.7
Income (loss) before income taxes	11,822	(21,757)	33,579	*
Income tax benefit (provision), net	(201)	12,405	(12,606)	*
Net income (loss)	11,621	(9,352)	20,973	*
Less: Net income attributable to noncontrolling interests	299	40	259	*
Net income (loss) attributable to HSS	$11,322	$(9,392)	$20,714	*

Other Data:
EBITDA	$167,500	$128,836	$38,664	30.0
Subscribers, end of period	914,000	692,000	222,000	32.1

* Percentage is not meaningful.

(1) For your information, we include an explanation of our key metrics on page 39 and 40.

Services and other revenue — other.  “Services and other revenue — other” totaled $261.7 million for the three months ended March 31, 2014, an increase of $20.3 million or 8.4%, compared to the same period in 2013.

Services and other revenue — other from our Hughes segment for the three months ended March 31, 2014 increased by $22.1 million, or 10.0%, to $243.3 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue — other from our EchoStar Satellite Services segment for the three months ended March 31, 2014 decreased by $1.6 million, or 7.5%, to $19.6 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $1.5 million in sales of transponder services in the first quarter of 2014 compared to the same period in 2013.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $99.2 million for the three months ended March 31, 2014, an increase of $39.4 million or 65.9%, compared to the same period in 2013.

Services and other revenue — DISH Network from our Hughes segment for the three months ended March 31, 2014 increased by $11.2 million to $18.1 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended March 31, 2014 increased by $28.2 million, or 53.3%, to $81.2 million compared to the same period in 2013.  The increase was mainly due to an increase of $14.8 million in revenue recognized from the services provided for certain satellite capacity to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction, an increase of $10.1 million from the renewal of our satellite agreement and services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed again in the second quarter of 2013, and an increase of $2.9 million in revenue for the services provided on the capacity arrangement of transponders of the QuetzSat-1 satellite provided to DISH Network beginning February 2013.  We expect services and other revenue — DISH Network to increase in the second quarter of 2014 as a result of the Satellite and Tracking Stock Transaction, effective March 1, 2014.

Equipment revenue — other.  “Equipment revenue — other” totaled $41.8 million for the three months ended March 31, 2014, a decrease of $7.7 million or 15.5%, compared to the same period in 2013. The decrease was mainly due to a decrease in sales of broadband equipment of $5.4 million due to lower sales to wholesale customers and lower sales to subscribers who purchase equipment directly, as well as a $2.8 million decrease in revenue from our international customers.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $11.6 million for the three months ended March 31, 2014, a decrease of $0.3 million, or 2.5%, compared to the same period in 2013.  The decrease was primarily due to the decrease in the sale of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $132.3 million for the three months ended March 31, 2014, an increase of $10.8 million, or 8.9%, compared to the same period in 2013.  The increase was primarily attributable to a $10.9 million increase in cost of sales of our Hughes segment as a result of an increase in sales of broadband services to our enterprise and international customers.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $47.4 million for the three months ended March 31, 2014, a decrease of $8.3 million, or 14.9%, compared to the same period in 2013. The decrease was primarily attributable to a decrease of $5.4 million in the cost of sales of broadband equipment to our enterprise and international customers and a decrease in the cost of sales of broadband equipment sold to DISH Network of $2.6 million related to the Distribution Agreement with dishNET.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $63.3 million for the three months ended March 31, 2014, an increase of $2.3 million or 3.7%, compared to the same period in 2013.  The increase was mainly due to a $3.7 million increase in marketing expenses related to our Hughes segment, offset partially by a $1.3 million decrease in general and administrative expenses.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $108.2 million for the three months ended March 31, 2014, an increase of $7.0 million or 6.9%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $4.6 million associated with customer rental equipment from our Hughes segment, an increase in depreciation of $4.0 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction, and a $1.3 million increase in the amortization of intangibles from our Hughes segment, primarily related to the amortization of customer relationships and contracts. The increase in depreciation and amortization was partially offset by a decrease in depreciation of $2.9 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $48.7 million for the three months ended March 31, 2014, a decrease of $0.9 million or 1.8%, compared to the same period in 2013 primarily related to the decrease in interest expense of our capital leased satellites.

Other, net.  “Other, net” totaled $0.2 million for the three months ended March 31, 2014, a decrease of $9.4 million, or 97.6%, compared to the same period in 2013.  The decrease was primarily related to a non-recurring gain of

$6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite in 2013 and a reduction in gains of $2.6 million which resulted from a conversion of a certain one of our investments into a marketable investment security in 2013.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $167.5 million for the three months ended March 31, 2014, an increase of $38.7 million or 30.0%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income of $47.6 million, an increase of $0.7 million in equity in earnings of unconsolidated affiliates, an increase in interest income of $0.8 million and a decrease in interest expense, net of amounts capitalized of $0.9 million. This increase in the first quarter of 2014 was partially offset by a decrease in Other, net gain related to a gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million resulting from a conversion of a certain one of our investments into a marketable investment security in 2013.  We expect EBITDA to increase in the second quarter of 2014 as a result of the Satellite and Tracking Stock Transaction. EBITDA is a non-GAAP measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Income (loss) before taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$167,500	$128,836	$38,664	30.0
Interest income and expense, net	(47,792)	(49,459)	1,667	(3.4)
Depreciation and amortization	(108,185)	(101,174)	(7,011)	6.9
Net income attributable to noncontrolling interests	299	40	259	*
Income (loss) before income taxes	$11,822	$(21,757)	$33,579	*

* Percentage is not meaningful.

Income tax benefit (provision), net.  Income tax expense was $0.2 million for the three months ended March 31, 2014, compared to income tax benefit of $12.4 million for the same period in 2013.  Our effective income tax rate was 1.7% for the three months ended March 31, 2014, compared to 57.0% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to a lower state effective tax rate. For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the current year research and experimentation credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to HSS.  Net income attributable to HSS was $11.3 million for the three months ended March 31, 2014, an increase of $20.7 million, compared to Net loss attributable to HSS of $9.4 million for the same period in 2013.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $40.6 million, partially offset by a gain of $6.7 million recognized in 2013 as a result of a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million resulting from a conversion of a certain one of our investments into a marketable investment security in the same period in 2013, and a decrease in income tax benefit of $12.6 million.

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2014
Total revenue	$314,771	$100,821	$(1,279)	$414,313
Capital expenditures	$45,972	$29	$—	$46,001
EBITDA	$81,939	$84,782	$779	$167,500

For the Three Months Ended March 31, 2013
Total revenue	$289,399	$74,202	$(1,046)	$362,555
Capital expenditures	$44,340	$12,272	$—	$56,612
EBITDA	$63,981	$64,806	$49	$128,836

Hughes Segment

	For the Three Months Ended
	March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$314,771	$289,399	$25,372	8.8
Capital expenditures	$45,972	$44,340	$1,632	3.7
EBITDA	$81,939	$63,981	$17,958	28.1

Revenue

Hughes segment total revenue for the three months ended March 31, 2014, increased by $25.4 million, or 8.8%, compared to the same period in 2013, primarily due to an increase in service revenue of $33.3 million mainly attributable to the increase in wholesale subscribers on dishNET and an increase in sales of broadband services to our consumer and international customers, partially offset by a decrease in equipment revenue of $8.0 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2014, increased by $1.6 million, or 3.7%, compared to the same period in 2013, primarily as a result of an increase in expenditures related to consumer broadband rental equipment as well as machinery and equipment related to our U.S broadband network.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2014, was $81.9 million, an increase of $18.0 million, or 28.1%, compared to the same period in 2013.  The increase was attributable to higher operating income of $21.0 million, partially offset by a gain of $2.6 million resulted from a conversion of certain of our investment into a marketable investment security in 2013.

EchoStar Satellite Services Segment

	For the Three Months Ended
	March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$100,821	$74,202	$26,619	35.9
Capital expenditures	$29	$12,272	$(12,243)	(99.8)
EBITDA	$84,782	$64,806	$19,976	30.8

Revenue

EchoStar Satellite Services segment total revenue for the three months ended March 31, 2014, increased by $26.6 million, or 35.9%, compared to the same period in 2013, due to a $26.6 million increase in service revenue, primarily related to transponder services provided to DISH Network.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended March 31, 2014, decreased by $12.2 million, or 99.8%, compared to the same period in 2013, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012 and the satellite being placed into service in January 2013.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended March 31, 2014, was $84.8 million, an increase of $20.0 million, or 30.8%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to the increase of $28.2 million in the sales of transponder services provided to DISH Network.  The increase was partially offset by a non-recurring gain of $6.7 million resulting from a reduction of the capital lease obligation for the AMC-16 satellite 2013.  We expect EBITDA in our EchoStar Satellite Services segment to increase in the second quarter of 2014 as a result of the Satellite and Tracking Stock Transaction effective March 1, 2014.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue.  “Services and other revenue” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue” also includes revenue associated with satellite and transponder services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.  Beginning in October 2012, “Services and other revenue — DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Equipment revenue — other.  “Equipment revenue — other” primarily includes the sales of broadband equipment and networks sold to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder services, satellite uplinking/downlinking, signal processing, conditional access management, telemetry, tracking and control, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

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

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt and capital lease obligations (net of capitalized interest), and amortization of debt issuance costs.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income (loss) attributable to HSS” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

Subscribers.  Subscribers include customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors.  Except as provided below, for the three months ended March 31, 2014, there have been no material changes in our risk factors as previously disclosed.

Our capital structure may create conflicts of interest for our board of directors and management, and our board of directors may make decisions that could adversely affect only one group of holders.

Our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Colorado law requires that our board of directors and officers act in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances and in a manner they reasonably believe to be in the best interests of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of shareholders.  Decisions deemed to be in the best interests of our company may not always align with the best interests of a particular group of our shareholders when considered independently.  Examples include:

•                                          decisions as to the terms of any business relationships that may be created between the HSSC Group and the Hughes Retail Group and the terms of any reattributions of assets between the groups;

•                                          decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•                                          decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

•                                          decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups; and

•                                          decisions as to the disposition of assets of either of our groups.

In addition, as our preferred tracking stock is currently held by DISH Network, questions relating to conflicts of interest may also arise between DISH Network and us due to EchoStar and DISH Network’s common ownership and management.

Provisions of Colorado law and our articles of incorporation may protect decisions of our board of directors and officers that have a disparate impact on one group of shareholders.  Our shareholders may have limited or no legal remedies under Colorado law with respect to such decisions even if the actions of our directors or officers adversely affect the market value of our common stock.

Our board of directors has the ability to change our attribution policies at any time without a vote of our common shareholders.

Our board of directors has adopted certain management and allocation policies regarding the relationships between the HSSC Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items. Our board of directors may at any time change or make exceptions to these policies with only the consent of holders of a majority of the shares of Hughes Retail Preferred Tracking Stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving our company or a sale of substantially all of our assets, no approval from our common shareholders is required with respect to the changes or exceptions to these policies.  A decision to change, or make exceptions to these policies or adopt additional policies could disadvantage one group while advantaging the other.

We could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the HSSC Group or the Hughes Retail Group and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. Although our management and allocation policies generally require that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

Item 6.         EXHIBITS

Exhibit No.	Description

3.1(a) (H)	Articles of Amendment to Articles of Incorporation of Hughes Satellite Systems Corporation.

3.1(b)(H)

Hughes Satellite Systems Corporation Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions, and Relative Rights of the Hughes Retail Preferred Tracking Stock.

4.1*

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, Commission File No. 001-33807).

4.2*

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, Commission File No. 001-33807).

4.3*

Joinder Agreement, dated as of March 28, 2014, to the Security Agreement dated as of June 8, 2011, by and among EchoStar XI Holding L.L.C., EchoStar XIV Holding L.L.C., and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, Commission File No. 001-33807).

10.1*

Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, Commission File No. 001-33807).**

10.2*

Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, Commission File No. 001-33807).**

10.3*

Form of Satellite Transponder Service Agreement by and between EchoStar Satellite Operating Corporation and DISH Operating L.L.C. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of EchoStar Corporation for the quarter ended March 31, 2014, Commission File No. 001-33807).**

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101

The following materials from the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

(H)       Filed herewith.

*           Incorporated by reference.

**    Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 9, 2014	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: May 9, 2014	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)