Form 10-Q
period 2014-06-30
Hughes Satellite Systems Corp
filed 2014-08-07
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

As of August 1, 2014, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01  par value per share.

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

•                  significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

•                  uncertainty in global economic conditions, which may, among other things, cause consumers and enterprise customers to defer purchases;

•                  the failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

•                  the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

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

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by federal securities laws.

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$267,266	$163,709
Marketable investment securities	204,035	116,860
Trade accounts receivable, net of allowance for doubtful accounts of $11,664 and $10,737, respectively	149,767	132,955
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	18,562	68,091
Inventory	53,718	56,993
Deferred tax assets	63,756	63,786
Prepaids and deposits	29,960	27,127
Advances to affiliates, net	954	740
Other current assets	10,303	27,389
Total current assets	798,321	657,650
Noncurrent Assets:
Restricted cash and cash equivalents	18,200	15,114
Property and equipment, net of accumulated depreciation of $1,865,483 and $1,676,182, respectively	2,324,579	1,983,281
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	182,671	213,747
Other investments	29,854	30,212
Other noncurrent assets, net	176,217	165,976
Total noncurrent assets	3,707,352	3,384,161
Total assets	$4,505,673	$4,041,811
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$87,138	$91,000
Trade accounts payable - DISH Network	26	5
Current portion of long-term debt and capital lease obligations	48,715	67,300
Advances from affiliates, net	28,984	10,711
Deferred revenue and prepayments	55,975	55,086
Accrued compensation	20,839	19,741
Accrued expenses and other	83,183	84,561
Total current liabilities	324,860	328,404
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,339,103	2,351,572
Deferred tax liabilities	416,311	266,674
Advances from affiliates	8,287	8,221
Other noncurrent liabilities	96,419	62,122
Total noncurrent liabilities	2,860,120	2,688,589
Total liabilities	3,184,980	3,016,993
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized:
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,360,201	1,106,463
Accumulated other comprehensive loss	(16,379)	(18,644)
Accumulated deficit	(32,966)	(71,862)
Total HSS shareholders’ equity	1,310,856	1,015,957
Noncontrolling interests	9,837	8,861
Total shareholders’ equity	1,320,693	1,024,818
Total liabilities and shareholders’ equity	$4,505,673	$4,041,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Services and other revenue - other	$268,815	$247,346	$530,482	$488,717
Services and other revenue - DISH Network	128,861	70,818	228,105	130,637
Equipment revenue - other	53,666	54,345	95,498	103,839
Equipment revenue - DISH Network	6,329	25,362	17,899	37,233
Total revenue	457,671	397,871	871,984	760,426
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	132,969	122,883	265,315	244,413
Cost of sales - equipment (exclusive of depreciation and amortization)	52,791	67,873	100,197	123,581
Selling, general and administrative expenses	64,528	58,525	127,799	119,536
Research and development expenses	4,654	5,496	9,146	10,616
Depreciation and amortization	115,818	101,512	224,003	202,686
Impairment of long-lived asset	—	34,664	—	34,664
Total costs and expenses	370,760	390,953	726,460	735,496
Operating income	86,911	6,918	145,524	24,930

Other Income (Expense):
Interest income	620	293	1,575	458
Interest expense, net of amounts capitalized	(48,595)	(49,406)	(97,342)	(99,030)
Equity in earnings of unconsolidated affiliate	1,244	572	2,014	604
Other, net (includes reclassification of realized gains on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $2, $5, $10 and $22 respectively)	245	(1,188)	476	8,470
Total other expense, net	(46,486)	(49,729)	(93,277)	(89,498)
Income (loss) before income taxes	40,425	(42,811)	52,247	(64,568)
Income tax benefit (provision), net	(12,423)	15,806	(12,624)	28,211
Net income (loss)	28,002	(27,005)	39,623	(36,357)
Less: Net income attributable to noncontrolling interests	428	176	727	216
Net income (loss) attributable to HSS	$27,574	$(27,181)	$38,896	$(36,573)

Comprehensive Income (Loss):
Net income (loss)	$28,002	$(27,005)	$39,623	$(36,357)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,161	(5,778)	3,351	(5,600)
Unrealized losses on AFS securities and other	(1,633)	(249)	(827)	(317)
Recognition of previously unrealized gains on
AFS securities included in net income (loss)	(2)	(5)	(10)	(22)
Total other comprehensive income (loss), net of tax	(474)	(6,032)	2,514	(5,939)
Comprehensive income (loss)	27,528	(33,037)	42,137	(42,296)
Less: Comprehensive income (loss) attributable to noncontrolling interests	442	(470)	976	(408)
Comprehensive income (loss) attributable to HSS	$27,086	$(32,567)	$41,161	$(41,888)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other
	Paid-In	Comprehensive	Accumulated	Noncontrolling
	Capital	Loss	Deficit	Interests	Total
Balance, December 31, 2012	$1,100,276	$(13,539)	$(36,163)	$9,337	$1,059,911
Stock-based compensation	784	—	—	—	784
Other	1,610	—	—	(467)	1,143
Net income (loss)	—	—	(36,573)	216	(36,357)
Unrealized losses on AFS securities, net and other	—	(339)	—	—	(339)
Foreign currency translation adjustment	—	(4,976)	—	(624)	(5,600)
Balance, June 30, 2013	$1,102,670	$(18,854)	$(72,736)	$8,462	$1,019,542

Balance, December 31, 2013	$1,106,463	$(18,644)	$(71,862)	$8,861	$1,024,818
Stock-based compensation	1,300	—	—	—	1,300
Issuance of Hughes Retail Preferred Tracking Stock (Note 2)	252,990	—	—	—	252,990
Other, net	(552)	—	—	—	(552)
Net income	—	—	38,896	727	39,623
Unrealized gains on AFS securities, net and other	—	(837)	—	—	(837)
Foreign currency translation adjustment	—	3,102	—	249	3,351
Balance, June 30, 2014	$1,360,201	$(16,379)	$(32,966)	$9,837	$1,320,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$39,623	$(36,357)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	224,003	202,686
Equity in earnings of unconsolidated affiliate	(2,014)	(604)
Amortization of debt issuance costs	2,853	2,651
Realized gains on marketable investment securities and other investments, net	(10)	(2,574)
Impairment of long-lived asset	—	34,664
Stock-based compensation	1,300	784
Deferred tax benefit	5,623	(31,759)
Changes in current assets and current liabilities, net	61,545	(37,834)
Changes in noncurrent assets and noncurrent liabilities, net	(6,663)	(3,112)
Other, net	3,447	(6,925)
Net cash flows from operating activities	329,707	121,620
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(163,798)	(35,964)
Sales and maturities of marketable investment securities	74,554	30,120
Purchases of property and equipment	(97,506)	(102,165)
Changes in restricted cash and cash equivalents	(3,086)	7,961
Other, net	(12,316)	(4,613)
Net cash flows from investing activities	(202,152)	(104,661)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(34,604)	(35,172)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	10,601	—
Other	(1,907)	816
Net cash flows from financing activities	(25,910)	(34,356)
Effect of exchange rates on cash and cash equivalents	1,912	94
Net increase in cash and cash equivalents	103,557	(17,303)
Cash and cash equivalents, beginning of period	163,709	136,219
Cash and cash equivalents, end of period	$267,266	$118,916

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$93,468	$98,275
Cash paid for income taxes	$4,978	$4,882
Satellites and other assets financed under capital lease obligations	$1,382	$1,249
Capitalized in-orbit obligations	$—	$18,000
Transfer of regulatory authorization to DISH Network included in accounts receivable	$—	$23,000
Reduction of capital lease obligation for AMC-16	$—	$6,694
Increase (decrease) in capital expenditures included in accounts payable	$(1,169)	$(9,304)
Net assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$71,048	$—
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$315,643	$—

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

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation (“DISH Network”), and also to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, as well as to United States (“U.S.”) government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

Note 2.                     Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network  pursuant to which effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations) and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

HSS has adopted a policy statement (the “Policy Statement”) setting forth management and allocation policies for purposes of attributing all of the business and operations of HSS to either the Hughes Retail Group or the “HSSC

Group”, which is defined as all other operations of HSS, including all existing and future businesses, other than the Hughes Retail Group.  Among other things, the Policy Statement governs how assets, liabilities, revenue and expenses are attributed or allocated between HRG and the HSSC Group.  Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of shareholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statement also does not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

See Note 8 for information about the five satellites received from DISH Network, Note 12 for information about the assumed in-orbit incentive obligations, and Note 14 for information regarding the related satellite services agreements with DISH Network.  We provide unaudited attributed financial information for HRG and the HSSC Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group, of which a 28.11% interest is issued as the HSS Tracking Stock.  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Accordingly, holders of EchoStar Tracking Stock do not have any direct equity interest in HSS, but have an indirect interest through EchoStar’s ownership of our outstanding common stock.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  The outstanding shares of EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock.  Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to EchoStar in connection with a change of control of DISH Network and a right to require EchoStar to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; and (iii) certain protective covenants afforded to holders of the Tracking Stock.

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking

Stock under the Securities Act of 1933, subject to certain terms and conditions (including EchoStar’s right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock).  In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group.  In the event that a registration of shares of EchoStar Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A Common Stock with equivalent market value.

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction (directly or indirectly through EchoStar) at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar.  All of the net assets received by EchoStar in the Satellite and Tracking Stock Transaction were immediately transferred to HSS and are being used by our EchoStar Satellite Services segment.  The historical carrying amounts of net assets transferred to HSS were as follows:

Net Assets Transferred
(In thousands)

Cash	$11,404
Property and equipment, net	432,080
Current liabilities	(6,555)
Noncurrent liabilities	(38,834)
Transferred net assets	$398,095

The transferred net assets increased HSS shareholders’ equity by amounts that reflect the carrying amounts of net assets that would be distributed to holders of the Tracking Stock and common stock in a hypothetical liquidation, which would be in proportion to the relative market values (as defined in applicable agreements) of each class of stock. The amounts credited to equity were reduced by direct costs of the Tracking Stock issuance and deferred income tax liabilities arising from differences between the financial reporting carrying amounts and the tax bases of the transferred satellites. The net amounts credited to HSS’ shareholders’ equity (primarily additional paid-in capital) were as follows:

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  We use the equity method to account for investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the Condensed Consolidated Financial Statements.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, goodwill impairment testing and royalty obligations.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the six months ended June 30, 2014 or 2013.

As of June 30, 2014 and December 31, 2013, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in marketable debt securities generally are based on Level 2 measurements, as the markets for debt securities are less active.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of June 30, 2014 and December 31, 2013, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $89.0 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies that typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our financial statements and related disclosures.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $17.5 million and $20.6 million as of June 30, 2014 and December 31, 2013, respectively.

Note 5.                     Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$188,935	$97,807
VRDNs	4,580	7,460
Strategic equity security	5,969	7,159
Other	4,551	4,434
Total marketable investment securities—current	204,035	116,860
Other investments—noncurrent:
Cost method	15,438	15,438
Equity method	14,416	14,774
Total other investments—noncurrent	29,854	30,212
Total marketable and other investments	$233,889	$147,072

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2014
Debt securities:
Corporate bonds	$188,968	$49	$(82)	$188,935
VRDNs	4,580	—	—	4,580
Other	4,551	—	—	4,551
Equity security - strategic	4,834	1,135	—	5,969
Total marketable investment securities	$202,933	$1,184	$(82)	$204,035
As of December 31, 2013
Debt securities:
Corporate bonds	$97,846	$25	$(64)	$97,807
VRDNs	7,460	—	—	7,460
Other	4,433	1	—	4,434
Equity security - strategic	4,834	2,325	—	7,159
Total marketable investment securities	$114,573	$2,351	$(64)	$116,860

As of June 30, 2014, restricted and non-restricted marketable investment securities included debt securities of $140.3 million with contractual maturities of one year or less and $57.7 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$126,480	$(82)	$75,987	$(64)
12 months or more	—	—	—	—
Total	$126,480	$(82)	$75,987	$(64)

Realized Gains (Losses) on Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for the three and six months ended June 30, 2014, respectively, and minimal and $2.6 million for the three and six months ended June 30, 2013, respectively.  We did not recognize any losses from the sales of our available-for-sale marketable investment securities for each of the three or six months ended June 30, 2014 and 2013.

Proceeds from sales of our available-for-sale marketable investment securities totaled $0.1 million and $0.1 million for the three and six months ended June 30, 2014, respectively, and $3.0 million and $5.1 million for the three and six months ended June 30, 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of June 30, 2014 and December 31, 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$215,970	$11	$215,959	$115,635	$8,665	$106,970
Debt securities:
Corporate bonds	$188,935	$—	$188,935	$97,807	$—	$97,807
VRDNs	4,580	—	4,580	7,460	—	7,460
Other	4,551	—	4,551	4,434	—	4,434
Equity security - strategic	5,969	5,969	—	7,159	7,159	—
Total marketable investment securities	$204,035	$5,969	$198,066	$116,860	$7,159	$109,701

Note 6.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$151,877	$136,063
Contracts in process, net	9,554	7,629
Total trade accounts receivable	161,431	143,692
Allowance for doubtful accounts	(11,664)	(10,737)
Trade accounts receivable - DISH Network	18,562	68,091
Total trade accounts receivable, net	$168,329	$201,046

As of June 30, 2014 and December 31, 2013, progress billings offset against contracts in process amounted to $13.0 million and $2.6 million, respectively.

Note 7.                     Inventory

Our inventory consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$40,337	$45,068
Raw materials	5,394	5,871
Work-in process	7,987	6,054
Total inventory	$53,718	$56,993

Note 8.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$11,668	$11,663
Buildings and improvements	1 - 30	73,192	72,559
Furniture, fixtures, equipment and other	1 - 12	322,013	296,896
Customer rental equipment	2 - 4	436,998	374,689
Satellites - owned	2 - 15	2,381,120	1,949,040
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	29,967	19,512
Total property and equipment		4,190,062	3,659,463
Accumulated depreciation		(1,865,483)	(1,676,182)
Property and equipment, net		$2,324,579	$1,983,281

As of June 30, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of June 30, 2014 was $15.9 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the effective date of the Satellite and Tracking Stock Transaction.

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EUTELSAT 65WA	$10,337	$—
Other	100	100
Uplinking equipment	6,660	3,362
Other	12,870	16,050
Construction in progress	$29,967	$19,512

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Satellites	$55,576	$46,529	$103,139	$93,073
Furniture, fixtures, equipment and other	12,327	12,394	25,105	25,108
Customer rental equipment	29,016	23,793	56,908	47,080
Buildings and improvements	1,325	1,245	2,771	2,485
Total depreciation expense	$98,244	$83,961	$187,923	$167,746

Satellites

As of June 30, 2014, we utilized 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

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

(2)                     Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2).

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

Recent Developments

EUTELSAT 65 West A.  In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda, our wholly-owned subsidiary, the fixed broadband service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed into service in the second quarter of 2016.

EchoStar XIX.  In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against Space Systems Loral, LLC (“SSL”), the manufacturer of EchoStar XVII and EchoStar XIX.  In the first-filed case, ViaSat alleged, among other things, that SSL infringed three patents and breached its contractual obligations through the use of such patented technology to manufacture EchoStar XVII.  A jury trial was held in that case in March and April 2014, and the jury found that in connection with EchoStar XVII, SSL directly infringed the asserted patents and that SSL breached certain agreements with ViaSat.  While we are not a party to this matter, the adverse decision against SSL may have an impact on our ability to make use of EchoStar XIX or other satellites from SSL and may adversely affect our business operations and results of operations.  Until there are further developments in the case, including rulings on post-trial motions and appeals, we cannot determine whether there will be an adverse impact and, if so, the extent of any such impact.

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.  As discussed in Note 2, we received  five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction. These satellites are BSS communications satellites operating in Ku-band frequencies, and DISH Network began receiving certain services from us on these satellites effective March 1, 2014.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this arrangement upon 30 days’ notice.

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for SPACEWAY 3, EchoStar XVI, and EchoStar XVII.

We have previously disclosed in our financial statements as of and for the year ended December 31, 2013, anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue and require recognition of a satellite impairment loss.  See Satellite Impairments below.

The five satellites received from DISH Network pursuant to the Satellite and Tracking Stock Transaction have experienced certain anomalies prior to March 1, 2014, the effective date of the Satellite and Tracking Stock Transaction as described below.

EchoStar I.  During the first quarter of 2012, DISH Network determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from the uplink center for transmission by the satellite to customers.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I is fully depreciated.

EchoStar VII.  Prior to 2012, EchoStar VII experienced certain thruster failures.  During the fourth quarter of 2012, DISH Network determined that EchoStar VII experienced an additional thruster failure.  Thrusters control the satellite’s location and orientation.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar X.  During the second and third quarters of 2010, EchoStar X experienced anomalies which affected seven solar array circuits reducing the number of functional solar array circuits to 17. While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XI.  During the first quarter of 2012, DISH Network determined that EchoStar XI experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

EchoStar XIV.  During the third quarter of 2011 and the first quarter of 2012, DISH Network determined that EchoStar XIV experienced solar array anomalies that reduced the total power available for use by the satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

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

EchoStar XII.  Prior to 2010, EchoStar XII experienced anomalies resulting in the loss of electrical power available from its solar arrays.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013.  Additional solar array anomalies are likely, and if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future. EchoStar XII has experienced no additional electrical power loss or solar array anomalies in 2014 as of the date of this report.

Note 9.                     Goodwill and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill. Goodwill is assigned to our reporting units of our operating segments and is subject to our annual impairment testing, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

As of June 30, 2014, all of our goodwill was assigned to reporting units of the Hughes segment.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2014, we determined that no further testing of goodwill for impairment as of that date was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	June 30, 2014			December 31, 2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
	(In thousands)
Customer relationships	8	$270,300	$(145,392)	$124,908	$270,300	$(129,022)	$141,278
Contract-based	4	64,800	(58,223)	6,577	64,800	(49,132)	15,668
Technology-based	6	51,417	(26,431)	24,986	51,417	(22,147)	29,270
Trademark portfolio	20	29,700	(4,579)	25,121	29,700	(3,836)	25,864
Favorable leases	4	4,707	(3,628)	1,079	4,707	(3,040)	1,667
Total other intangible assets		$420,924	$(238,253)	$182,671	$420,924	$(207,177)	$213,747

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense was $15.0 million and $17.6 million for the three months ended June 30, 2014 and 2013, respectively, and $31.1 million and $34.9 million for the six months ended June 30, 2014 and 2013, respectively.

Note 10.              Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,226,500	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	900,000	1,030,500	900,000	1,001,250
Other	1,267	1,267	1,496	1,496
Subtotal	2,001,267	$2,258,267	2,001,496	$2,196,246
Capital lease obligations (1)	386,551		417,376
Total debt and capital lease obligations	2,387,818		2,418,872
Less: Current portion	(48,715)		(67,300)
Long-term portion of debt and capital lease obligations	$2,339,103		$2,351,572

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

Income tax expense was approximately $12.6 million for the six months ended June 30, 2014 compared to an income tax benefit of $28.2 million for the six months ended June 30, 2013.  Our effective income tax rate was 24.2% for the six months ended June 30, 2014 compared to 43.7% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to a lower state effective tax rate. For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the current year research and experimentation credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Note 12.              Commitments and Contingencies

Commitments

As of June 30, 2014, our satellite-related obligations were approximately $771.8 million.  Our satellite-related obligations primarily include, among other things, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

Contingencies

Separation Agreement

In 2008, DISH Network Corporation contributed its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to EchoStar (the “Spin-off”).  In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our indirect wholly-owned subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On May 22, 2014, NAT filed a stipulation dismissing the litigation without prejudice and the matter is now concluded.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us, EchoStar, EchoStar Technologies, L.L.C, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (“the ‘456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the ‘456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  Previously, on October 11, 2012, TQP filed suit in the same venue against Sling Media, Inc., an indirect, wholly-owned subsidiary of EchoStar, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.  On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to lease capacity on a full-time and occasional-use basis primarily to DISH Network, and also to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2014
External revenue	$329,795	$127,742	$134	$457,671
Intersegment revenue	$463	$797	$(1,260)	$—
Total revenue	$330,258	$128,539	$(1,126)	$457,671
EBITDA	$90,316	$112,228	$1,246	$203,790
Capital expenditures (1)	$51,505	$—	$—	$51,505
For the Three Months Ended June 30, 2013
External revenue	$313,748	$84,079	$44	$397,871
Intersegment revenue	$1,200	$793	$(1,993)	$—
Total revenue	$314,948	$84,872	$(1,949)	$397,871
EBITDA	$73,394	$33,667	$577	$107,638
Capital expenditures (1)	$45,493	$60	$—	$45,553
For the Six Months Ended June 30, 2014
External revenue	$644,166	$227,614	$204	$871,984
Intersegment revenue	$863	$1,746	$(2,609)	$—
Total revenue	$645,029	$229,360	$(2,405)	$871,984
EBITDA	$172,255	$197,010	$2,025	$371,290
Capital expenditures (1)	$97,477	$29	$—	$97,506
For the Six Months Ended June 30, 2013
External revenue	$602,929	$157,425	$72	$760,426
Intersegment revenue	$1,418	$1,649	$(3,067)	$—
Total revenue	$604,347	$159,074	$(2,995)	$760,426
EBITDA	$137,375	$98,473	$626	$236,474
Capital expenditures (1)	$89,833	$12,332	$—	$102,165

(1)         Capital expenditures consist of purchases of property and equipment reported in our Condensed Consolidated Statements of Cash Flows and do not include satellites transferred in the Satellite and Tracking Stock Transaction or other noncash capital expenditures.

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
EBITDA	$203,790	$107,638	$371,290	$236,474
Interest income and expense, net	$(47,975)	(49,113)	$(95,767)	(98,572)
Depreciation and amortization	$(115,818)	(101,512)	$(224,003)	(202,686)
Net income attributable to noncontrolling interests	$428	176	727	216
Income (loss) before income taxes	$40,425	$(42,811)	$52,247	$(64,568)

Note 14.              Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $3.4 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, and $6.2 and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 2 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

The following is a summary of terms of the principal agreements that we or EchoStar have entered into with DISH Network that may have an impact on our financial position and results of operations

“Services and other revenue — DISH Network”

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite capacity agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we provide TT&C services for the D-1 satellite.

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Network Systems, LLC (“HNS”) provided certain broadband products and services to Blockbuster pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  The RUS Agreement expired in June 2013 when the Grant Funds were exhausted.

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement was renewed for a one-year period ending on February 15, 2015, and renews for two successive one-year periods unless terminated by DBSD North America upon at least 30 days’ notice prior to the expiration of any renewal term.

“Cost of sales — services and other — DISH Network”

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

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS receives satellite services from DISH Network on the D-1 satellite for research and development.  This lease terminated on June 30, 2014.

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

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

American Fork Occupancy License Agreement.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement.

“Other agreements — DISH Network”

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our Condensed Consolidated Financial Statements.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of $5.8 million and $6.4 million for the three months ended June 30, 2014 and 2013, respectively, and $11.7 million and $11.0 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, our accounts receivable balance due from Dish Mexico was $4.0 million and $3.5 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.8 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, we had receivables from Deluxe of approximately $1.0 million and $1.1 million, respectively.

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

The condensed consolidating financial information presented below should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included herein.

Condensed Consolidating Balance Sheet as of June 30, 2014

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$205,088	$38,013	$24,165	$—	$267,266
Marketable investment securities	198,066	5,969	—	—	204,035
Trade accounts receivable, net	—	100,076	49,691	—	149,767
Trade accounts receivable - DISH Network, net	—	18,502	60	—	18,562
Advances to affiliates, net	164,755	—	—	(163,801)	954
Inventory	—	44,651	9,067	—	53,718
Other current assets	95	83,113	25,291	(4,480)	104,019
Total current assets	568,004	290,324	108,274	(168,281)	798,321
Restricted cash and cash equivalents	10,066	7,500	634	—	18,200
Property and equipment, net	—	2,288,812	35,767	—	2,324,579
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	182,671	—	—	182,671
Investment in subsidiaries	—	73,912	—	(73,912)	—
Advances to affiliates	2,750,046	1,716	—	(2,751,762)	—
Other noncurrent assets, net	42,022	153,588	10,461	—	206,071
Total assets	$3,370,138	$3,974,354	$155,136	$(2,993,955)	$4,505,673
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$70,495	$16,643	$—	$87,138
Trade accounts payable - DISH Network	—	26	—	—	26
Current portion of long-term debt and capital lease obligations	—	46,927	1,788	—	48,715
Advances from affiliates, net	—	46,670	16,896	(34,582)	28,984
Accrued expenses and other	47,584	93,582	23,311	(4,480)	159,997
Total current liabilities	47,584	257,700	58,638	(39,062)	324,860
Long-term debt and capital lease obligations, net of current portion	2,000,000	337,150	1,953	—	2,339,103
Advances from affiliates	—	2,749,346	10,703	(2,751,762)	8,287
Other noncurrent liabilities	11,698	500,939	93	—	512,730
Total HSS shareholders’ equity (deficit)	1,310,856	129,219	73,912	(203,131)	1,310,856
Noncontrolling interests	—	—	9,837	—	9,837
Total liabilities and shareholders’ equity	$3,370,138	$3,974,354	$155,136	$(2,993,955)	$4,505,673

Condensed Consolidating Balance Sheet as of December 31, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$97,674	$34,340	$31,695	$—	$163,709
Marketable investment securities	109,702	7,158	—	—	116,860
Trade accounts receivable, net	—	86,726	46,229	—	132,955
Trade accounts receivable - DISH Network, net	—	68,037	54	—	68,091
Advances to affiliates, net	158,763	—	—	(158,023)	740
Inventory	—	47,021	9,972	—	56,993
Other current assets	38	99,888	22,856	(4,480)	118,302
Total current assets	366,177	343,170	110,806	(162,503)	657,650
Restricted cash and cash equivalents	7,004	7,500	610	—	15,114
Property and equipment, net	—	1,961,103	22,178	—	1,983,281
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	213,747	—	—	213,747
Investment in subsidiaries	—	65,453	—	(65,453)	—
Advances to affiliates	2,645,266	1,716	—	(2,646,982)	—
Other noncurrent assets, net	44,875	140,107	11,206	—	196,188
Total assets	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$78,093	$12,907	$—	$91,000
Trade accounts payable - DISH Network	5	—	—	—	5
Current portion of long-term debt and capital lease obligations	—	65,430	1,870	—	67,300
Advances from affiliates, net	—	295,562	18,509	(303,360)	10,711
Accrued expenses and other	47,359	91,254	25,255	(4,480)	159,388
Total current liabilities	47,364	530,339	58,541	(307,840)	328,404
Long-term debt and capital lease obligations, net of current portion	2,000,000	350,597	975	—	2,351,572
Advances from affiliates	—	2,644,566	10,637	(2,646,982)	8,221
Other noncurrent liabilities	—	328,463	333	—	328,796
Total HSS shareholders’ equity (deficit)	1,015,958	(145,338)	65,453	79,884	1,015,957
Noncontrolling interests	—	—	8,861	—	8,861
Total liabilities and shareholders’ equity	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$231,247	$43,641	$(6,073)	$268,815
Services and other revenue - DISH Network	—	128,701	160	—	128,861
Equipment revenue	—	50,553	8,033	(4,920)	53,666
Equipment revenue - DISH Network	—	6,329	—	—	6,329
Total revenue	—	416,830	51,834	(10,993)	457,671
Costs and Expenses:
Costs of sales - services and other	—	108,931	30,111	(6,073)	132,969
Cost of sales - equipment	—	50,859	6,457	(4,525)	52,791
Selling, general and administrative expenses	—	56,472	8,451	(395)	64,528
Research and development expenses	—	4,654	—	—	4,654
Depreciation and amortization	—	113,822	1,996	—	115,818
Total costs and expenses	—	334,738	47,015	(10,993)	370,760
Operating income	—	82,092	4,819	—	86,911
Other Income (Expense):
Interest income	53,109	137	248	(52,874)	620
Interest expense, net of amounts capitalized	(36,471)	(64,640)	(358)	52,874	(48,595)
Equity in earnings (losses) of subsidiaries, net	16,960	2,990	—	(19,950)	—
Other, net	3	1,306	180	—	1,489
Total other income (expense), net	33,601	(60,207)	70	(19,950)	(46,486)
Income (loss) before income taxes	33,601	21,885	4,889	(19,950)	40,425
Income tax benefit (provision), net	(6,027)	(4,836)	(1,560)	—	(12,423)
Net income (loss)	27,574	17,049	3,329	(19,950)	28,002
Less: Net income attributable to noncontrolling interests	—	—	428	—	428
Net income (loss) attributable to HSS	$27,574	$17,049	$2,901	$(19,950)	$27,574
Comprehensive Income (Loss):
Net income (loss)	$27,574	$17,049	$3,329	$(19,950)	$28,002
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	1,161	—	1,161
Unrealized gains (losses) on AFS securities and other	(1,635)	—	2	—	(1,633)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(2)	—	—	—	(2)
Equity in other comprehensive loss of subsidiaries, net	1,149	1,149	—	(2,298)	—
Total other comprehensive loss, net of tax	(488)	1,149	1,163	(2,298)	(474)
Comprehensive income (loss)	27,086	18,198	4,492	(22,248)	27,528
Less: Comprehensive loss attributable to noncontrolling interests	—	—	442	—	442
Comprehensive income (loss) attributable to HSS	$27,086	$18,198	$4,050	$(22,248)	$27,086

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$213,728	$39,154	$(5,536)	$247,346
Services and other revenue - DISH Network	—	70,646	172	—	70,818
Equipment revenue	—	48,277	23,980	(17,912)	54,345
Equipment revenue - DISH Network	—	25,362	—	—	25,362
Total revenue	—	358,013	63,306	(23,448)	397,871
Costs and Expenses:
Costs of sales - services and other	—	102,983	25,291	(5,391)	122,883
Cost of sales - equipment	—	62,006	23,446	(17,579)	67,873
Selling, general and administrative expenses	—	50,942	8,061	(478)	58,525
Research and development expenses	—	5,496	—	—	5,496
Depreciation and amortization	—	99,839	1,673	—	101,512
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	355,930	58,471	(23,448)	390,953
Operating income	—	2,083	4,835	—	6,918
Other Income (expense):
Interest income	48,928	29	142	(48,806)	293
Interest expense, net of amounts capitalized	(36,369)	(61,331)	(512)	48,806	(49,406)
Equity in earnings (loss) of subsidiaries, net	(35,144)	1,622	—	33,522	—
Other, net	5	913	(1,534)	—	(616)
Total other income (expense)	(22,580)	(58,767)	(1,904)	33,522	(49,729)
Income (loss) before income taxes	(22,580)	(56,684)	2,931	33,522	(42,811)
Income tax benefit (provision), net	(4,601)	21,634	(1,227)	—	15,806
Net income (loss)	(27,181)	(35,050)	1,704	33,522	(27,005)
Less: Net loss attributable to noncontrolling interests	—	—	176	—	176
Net income (loss) attributable to HSS	$(27,181)	$(35,050)	$1,528	$33,522	$(27,181)
Comprehensive Income (Loss):
Net income (loss)	$(27,181)	$(35,050)	$1,704	$33,522	$(27,005)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,778)	—	(5,778)
Unrealized gains on AFS securities and other	(254)	—	5	—	(249)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries	(5,127)	(5,132)	—	10,259	—
Total other comprehensive income (loss), net of tax	(5,386)	(5,132)	(5,773)	10,259	(6,032)
Comprehensive income (loss)	(32,567)	(40,182)	(4,069)	43,781	(33,037)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(470)	—	(470)
Comprehensive income attributable to HSS	$(32,567)	$(40,182)	$(3,599)	$43,781	$(32,567)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$458,854	$83,901	$(12,273)	$530,482
Services and other revenue - DISH Network	—	227,780	325	—	228,105
Equipment revenue	—	88,195	15,958	(8,655)	95,498
Equipment revenue - DISH Network	—	17,899	—	—	17,899
Total revenue	—	792,728	100,184	(20,928)	871,984
Costs and Expenses:
Costs of sales - services and other	—	218,752	58,836	(12,273)	265,315
Cost of sales - equipment	—	96,010	12,042	(7,855)	100,197
Selling, general and administrative expenses	—	112,221	16,378	(800)	127,799
Research and development expenses	—	9,146	—	—	9,146
Depreciation and amortization	—	219,593	4,410	—	224,003
Total costs and expenses	—	655,722	91,666	(20,928)	726,460
Operating income	—	137,006	8,518	—	145,524
Other Income (Expense):
Interest income	105,744	168	958	(105,295)	1,575
Interest expense, net of amounts capitalized	(72,916)	(128,739)	(982)	105,295	(97,342)
Equity in earnings (losses) of subsidiaries, net	17,950	5,065	—	(23,015)	—
Other, net	10	2,128	352	—	2,490
Total other income (expense), net	50,788	(121,378)	328	(23,015)	(93,277)
Income (loss) before income taxes	50,788	15,628	8,846	(23,015)	52,247
Income tax benefit (provision), net	(11,892)	2,501	(3,233)	—	(12,624)
Net income (loss)	38,896	18,129	5,613	(23,015)	39,623
Less: Net income attributable to noncontrolling interests	—	—	727	—	727
Net income (loss) attributable to HSS	$38,896	$18,129	$4,886	$(23,015)	$38,896
Comprehensive Income (Loss):
Net income (loss)	$38,896	$18,129	$5,613	$(23,015)	$39,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	3,351	—	3,351
Unrealized gains on AFS securities and other	(837)	—	10	—	(827)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(10)	—	—	—	(10)
Equity in other comprehensive income (loss) of subsidiaries, net	3,112	3,112	—	(6,224)	—
Total other comprehensive income (loss), net of tax	2,265	3,112	3,361	(6,224)	2,514
Comprehensive income (loss)	41,161	21,241	8,974	(29,239)	42,137
Less: Comprehensive income attributable to noncontrolling interests	—	—	976	—	976
Comprehensive income (loss) attributable to HSS	$41,161	$21,241	$7,998	$(29,239)	$41,161

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$423,122	$75,746	$(10,151)	$488,717
Services and other revenue - DISH Network	—	130,278	359	—	130,637
Equipment revenue	—	96,963	29,869	(22,993)	103,839
Equipment revenue - DISH Network	—	37,233	—	—	37,233
Total revenue	—	687,596	105,974	(33,144)	760,426
Costs and Expenses:
Costs of sales - services and other	—	202,770	51,460	(9,817)	244,413
Cost of sales - equipment	—	118,019	27,929	(22,367)	123,581
Selling, general and administrative expenses	—	104,590	15,906	(960)	119,536
Research and development expenses	—	10,616	—	—	10,616
Depreciation and amortization	—	199,089	3,597	—	202,686
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	669,748	98,892	(33,144)	735,496
Operating income	—	17,848	7,082	—	24,930
Other Income (Expense):
Interest income	97,489	60	200	(97,291)	458
Interest expense, net of amounts capitalized	(72,713)	(122,525)	(1,083)	97,291	(99,030)
Equity in earnings (losses) of subsidiaries, net	(52,290)	2,316	—	49,974	—
Other, net	22	10,214	(1,162)	—	9,074
Total other expense, net	(27,492)	(109,935)	(2,045)	49,974	(89,498)
Income (loss) before income taxes	(27,492)	(92,087)	5,037	49,974	(64,568)
Income tax benefit (provision), net	(9,081)	39,991	(2,699)	—	28,211
Net income (loss)	(36,573)	(52,096)	2,338	49,974	(36,357)
Less: Net income attributable to noncontrolling interests	—	—	216	—	216
Net income (loss) attributable to HSS	$(36,573)	$(52,096)	$2,122	$49,974	$(36,573)
Comprehensive Income (Loss):
Net income (loss)	$(36,573)	$(52,096)	$2,338	$49,974	$(36,357)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(5,600)	—	(5,600)
Unrealized gains (loss) on AFS securities and other	(339)	—	22	—	(317)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(22)	—	—	—	(22)
Equity in other comprehensive income (loss) of subsidiaries, net	(4,954)	(4,954)	—	9,908	—
Total other comprehensive loss, net of tax	(5,315)	(4,954)	(5,578)	9,908	(5,939)
Comprehensive loss	(41,888)	(57,050)	(3,240)	59,882	(42,296)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(408)	—	(408)
Comprehensive loss attributable to HSS	$(41,888)	$(57,050)	$(2,832)	$59,882	$(41,888)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$38,896	$18,129	$5,613	$(23,015)	$39,623
Adjustments to reconcile net income to net cash flows from operating activities	160,825	106,665	(421)	23,015	290,084
Net cash flows from operating activities	199,721	124,794	5,192	—	329,707
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(163,798)	—	—	—	(163,798)
Sales and maturities of marketable investment securities	74,554	—	—	—	74,554
Purchases of property and equipment	—	(83,538)	(13,968)	—	(97,506)
Changes in restricted cash and cash equivalents	(3,062)	—	(24)	—	(3,086)
Investment in subsidiary	(10,601)	—	—	10,601	—
Other, net	—	(12,316)	—	—	(12,316)
Net cash flows from investing activities	(102,907)	(95,854)	(13,992)	10,601	(202,152)
Cash Flows from Financing Activities:
Proceeds from issuance of Hughes Retail preferred tracking stock	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(31,950)	(2,654)	—	(34,604)
Other	(1)	(3,918)	2,012	—	(1,907)
Net cash flows from financing activities	10,600	(25,267)	(642)	(10,601)	(25,910)
Effect of exchange rates on cash and cash equivalents	—	—	1,912	—	1,912
Net increase (decrease) in cash and cash equivalents	107,414	3,673	(7,530)	—	103,557
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$205,088	$38,013	$24,165	$—	$267,266

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

2014 Consolidated Results of Operations

•                  Revenue of $872.0 million

•                  Operating income of $145.5 million

•                  Net income of $39.6 million

•                  Net income attributable to HSS of $38.9 million

•                  EBITDA of $371.3 million (see non-GAAP reconciliation on page 41)

Consolidated Financial Condition as of June 30, 2014

•                  Total assets of $4.51 billion

•                  Total liabilities of $3.19 billion

•                  Total stockholders’ equity of $1.32 billion

•                  Cash, cash equivalents and current marketable investment securities of $471.3 million

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

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises. In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed pricing nature of our long term enterprise contracts minimizes significant quarter to quarter fluctuations.  We continue to monitor the competitive landscape for pricing

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

in relation to our competitors and alternative technologies.  However, the growth of our enterprise businesses relies heavily on global economic conditions.

As of June 30, 2014 and December 31, 2013, our Hughes segment had approximately 935,000 and 860,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions were up slightly in the second quarter of 2014 compared to the same period in 2013.  However, our average monthly subscriber churn for the second quarter of 2014 increased across all major channels as compared to the same period in 2013. As a result, for the quarter ended June 30, 2014, net subscriber additions of 22,000 were lower than the same period last year primarily due to a higher number of subscriber disconnections associated with the higher churn in combination with the larger subscriber base compared to the second quarter of 2013.

As of June 30, 2014 and December 31, 2013, our Hughes segment had approximately $1.40 billion and $1.15 billion, respectively of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  Our enterprise business continued to close long-term orders led by North America, Brazil, India and our Mobile Satellite Systems.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using 15 of our owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, and also to Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers.  We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment. Therefore, the results of operations of our EchoStar Satellite Services segment are and will be closely linked to the performance of DISH Network’s pay-TV service as well as changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell. The satellites we currently have under construction are expected to ultimately produce revenue once launched and placed into operation, and therefore, anything that interferes with our construction and launch schedules will impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  In particular, our service arrangement for the AMC-15 satellite is scheduled to expire on December 24, 2014, which if not renewed, could affect our ability to sell or renew current customer commitments and could impact our revenue.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

As of June 30, 2014 and December 31, 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.91 billion and $1.14 billion, respectively.  The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, pursuant to the Satellite and Tracking Stock Transaction.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

In 2012, we acquired the right to use various frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) from ANATEL, the Brazilian communications regulatory agency.  The Brazilian Authorization is intended for use in providing pay-TV services in Brazil. We continue to pursue various plans to launch a Brazilian service and remain committed to delivering a pay-TV service to Brazil via a high-powered Broadcast Satellite

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

Service (“BSS”) satellite.

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda. the service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed into service in the second quarter of 2016.  We are required to fund the cost of the Ka-band capacity in quarterly installments while the satellite is under construction.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the Six Months Ended June 30,		Variance
Statement of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$530,482	$488,717	$41,765	8.5
Services and other revenue - DISH Network	228,105	130,637	97,468	74.6
Equipment revenue - other	95,498	103,839	(8,341)	(8.0)
Equipment revenue - DISH Network	17,899	37,233	(19,334)	(51.9)
Total revenue	871,984	760,426	111,558	14.7
Costs and Expenses:
Cost of sales - services and other	265,315	244,413	20,902	8.6
% of Total services and other revenue	35.0%	39.5%
Cost of sales - equipment	100,197	123,581	(23,384)	(18.9)
% of Total equipment revenue	88.4%	87.6%
Selling, general and administrative expenses (including DISH Network)	127,799	119,536	8,263	6.9
% of Total revenue	14.7%	15.7%
Research and development expenses	9,146	10,616	(1,470)	(13.8)
% of Total revenue	1.0%	1.4%
Depreciation and amortization	224,003	202,686	21,317	10.5
Impairment of long-lived assets	—	34,664	(34,664)	(100.0)
Total costs and expenses	726,460	735,496	(9,036)	(1.2)
Operating income	145,524	24,930	120,594		*
Other Income (Expense):
Interest income	1,575	458	1,117		*
Interest expense, net of amounts capitalized	(97,342)	(99,030)	1,688	(1.7)
Equity in earnings of unconsolidated affiliate	2,014	604	1,410		*
Other, net	476	8,470	(7,994)	(94.4)
Total other expense, net	(93,277)	(89,498)	(3,779)	4.2
Income (loss) before income taxes	52,247	(64,568)	116,815		*
Income tax benefit (provision), net	(12,624)	28,211	(40,835)		*
Net income (loss)	39,623	(36,357)	75,980		*
Less: Net income attributable to noncontrolling interests	727	216	511		*
Net income (loss) attributable to HSS	$38,896	$(36,573)	$75,469		*

Other Data:
EBITDA	$371,290	$236,474	134,816	57.0
Subscribers, end of period	935,000	736,000	199,000	27.0

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 43 and 44.

Services and other revenue — other.  “Services and other revenue — other” totaled $530.5 million for the six months ended June 30, 2014, an increase of $41.8 million or 8.5%, compared to the same period in 2013.

Services and other revenue — other from our Hughes segment for the six months ended June 30, 2014 increased by $47.3 million, or 10.6%, to $494.1 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue — other from our EchoStar Satellite Services segment for the six months ended June 30, 2014 decreased by $6.1 million, or 13.6%, to $38.8 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $5.7 million in sales of transponder services in the first half of 2014 compared to the same period in 2013.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $228.1 million for the six months ended June 30, 2014, an increase of $97.5 million or 74.6%, compared to the same period in 2013.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

Services and other revenue — DISH Network from our Hughes segment for the six months ended June 30, 2014 increased by $21.1 million to $37.6 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the six months ended June 30, 2014 increased by $76.4 million, or 67.0%, to $190.5 million compared to the same period in 2013.  The increase was mainly due to an increase of $59.1 million in revenue recognized from the services provided for certain satellite capacity to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $16.2 million from the renewal of our satellite agreement and services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed again in the second quarter of 2013.

Equipment revenue — other.  “Equipment revenue — other” totaled $95.5 million for the six months ended June 30, 2014, a decrease of $8.3 million, or 8.0%, compared to the same period in 2013. The decrease was mainly due to a decrease in sales of broadband equipment of $14.9 million primarily due to lower sales to wholesale and international customers partially offset by a $6.5 million increase in telecom system equipment.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $17.9 million for the six months ended June 30, 2014, a decrease of $19.3 million, or 51.9%, compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $265.3 million for the six months ended June 30, 2014, an increase of $20.9 million, or 8.6%, compared to the same period in 2013.  The increase was primarily attributable to an increase in cost of sales of our Hughes segment as a result of an increase in sales of broadband services to our enterprise and international customers.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $100.2 million for the six months ended June 30, 2014, a decrease of $23.4 million, or 18.9%, compared to the same period in 2013. The decrease was primarily attributable to a decrease of $19.0 million in the cost of sales of broadband equipment sold to dishNET due to a decrease in the sales of new equipment and an increase in the sales of reconditioned equipment as compared to the same period in 2013 and a decrease of $8.6 million in the cost of sales of broadband equipment to our consumer and international customers.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $127.8 million for the six months ended June 30, 2014, an increase of $8.3 million or 6.9%, compared to the same period in 2013.  The increase was mainly due to a $7.7 million increase in marketing expenses related to our Hughes segment.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $224.0 million for the six months ended June 30, 2014, an increase of $21.3 million or 10.5%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $15.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation of $9.8 million associated with customer rental equipment from our Hughes segment. The increase in depreciation and amortization was partially offset by a decrease in depreciation of $5.7 million on EchoStar XII due to the impairment of the satellite’s carrying amount that occurred in the second quarter of 2013.

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled zero for the six months ended June 30, 2014, a decrease of $34.7 million, compared to the same period in 2013 due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.  See Note 8 in the Notes to our Condensed Consolidated Financial Statements for further discussion of our impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $97.3 million for the six months ended June 30, 2014, a decrease of $1.7 million or 1.7%, compared to the same period in 2013, primarily related to the decrease in interest expense of our capital leased satellites.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

Other, net.  “Other, net” totaled $0.5 million for the six months ended June 30, 2014, a decrease of $8.0 million, or 94.4%, compared to the same period in 2013.  The decrease was primarily related to a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million in 2013 resulting from the conversion of one of our investments into a marketable investment security. The decrease was partially offset by an increase of $1.3 million in foreign exchange gains.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $371.3 million for the six months ended June 30, 2014, an increase of $134.8 million or 57.0%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $141.9 million and an increase of $1.4 million in equity from earnings of unconsolidated affiliates, net. The increase in the first half of 2014 was partially offset by a decrease in Other, net related to a gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million in 2013 resulting from a conversion of one of our investments into a marketable investment security.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months Ended June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$371,290	$236,474	$134,816	57.0
Interest income and expense, net	(95,767)	(98,572)	2,805	(2.8)
Depreciation and amortization	(224,003)	(202,686)	(21,317)	10.5
Net income attributable to noncontrolling interests	727	216	511		*
Income (loss) before income taxes	$52,247	$(64,568)	$116,815		*

* Percentage is not meaningful.

Income tax benefit (provision), net.  Income tax expense was $12.6 million for the six months ended June 30, 2014, compared to an income tax benefit of $28.2 million for the same period in 2013.  Our effective income tax rate was 24.2% for the six months ended June 30, 2014, compared to 43.7% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to a lower state effective tax rate. For the same period in 2013, the variation in our effective tax rate from a U.S. federal statutory rate was primarily due to the current year research and experimentation credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to HSS.  Net income attributable to HSS was $38.9 million for the six months ended June 30, 2014, an increase of $75.5 million, compared to Net loss attributable to HSS of $36.6 million for the same period in 2013.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $120.6 million, partially offset by a decrease in income tax benefit of $40.8 million, a gain of $6.7 million recognized in 2013 as a result of a reduction of the capital lease obligation for the AMC-16 satellite, and a reduction in gains of $2.6 million resulting from the conversion of one of our investments into a marketable investment security.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

		EchoStar	All
	Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Six Months Ended June 30, 2014
Total revenue	$645,029	$229,360	$(2,405)	$871,984
Capital expenditures	$97,477	$29	$—	$97,506
EBITDA	$172,255	$197,010	$2,025	$371,290

For the Six Months Ended June 30, 2013
Total revenue	$604,347	$159,074	$(2,995)	$760,426
Capital expenditures	$89,833	$12,332	$—	$102,165
EBITDA	$137,375	$98,473	$626	$236,474

Hughes Segment

	For the Six Months Ended
	June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$645,029	$604,347	$40,682	6.7
Capital expenditures	$97,477	$89,833	$7,644	8.5
EBITDA	$172,255	$137,375	$34,880	25.4

Revenue

Hughes segment total revenue for the six months ended June 30, 2014 increased by $40.7 million, or 6.7%, compared to the same period in 2013, primarily due to an increase in service revenue of $47.3 million mainly attributable to an increase in sales of broadband services to our consumer and international customers, and an increase of $21.1 million in service revenue from DISH Network due to the increase in wholesale subscribers on dishNet. The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $19.3 million and a decrease in other equipment revenue of $8.3 million.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2014 increased by $7.6 million, or 8.5%, compared to the same period in 2013, primarily as a result of an increase in expenditures related to consumer broadband rental equipment as well as machinery and equipment related to our U.S. broadband network.

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2014 was $172.3 million, an increase of $34.9 million, or 25.4%, compared to the same period in 2013.  The increase was primarily attributable to a $43.6 million increase in gross margin, partially offset by an $8.4 million increase in selling, general and administrative expenses.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

EchoStar Satellite Services Segment

	For the Six Months Ended
	June 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$229,360	$159,074	$70,286	44.2
Capital expenditures	$29	$12,332	$(12,303)	(99.8)
EBITDA	$197,010	$98,473	$98,537		*

Revenue

EchoStar Satellite Services segment total revenue for the six months ended June 30, 2014 increased by $70.3 million, or 44.2%, compared to the same period in 2013, due to a $70.3 million increase in service revenue, primarily related to transponder services provided to DISH Network as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the six months ended June 30, 2014 decreased by $12.3 million, or 99.8%, compared to the same period in 2013, primarily related to a decrease in satellite expenditures due to the launch of EchoStar XVI in November 2012 and the satellite being placed into service in January 2013.

EBITDA

EchoStar Satellite Services segment EBITDA for the six months ended June 30, 2014 was $197.0 million, an increase of $98.5 million compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily attributable to an increase of $70.1 million in gross margin and a $34.7 million decrease in loss on impairments due to the impairment of our EchoStar XII satellite in June 2013.  The increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

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

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar, DISH Network and other third parties.

Impairment of long-lived asset.  “Impairment of long-lived asset” includes our impairment losses related to our property and equipment.

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

Equity in earnings of unconsolidated affiliates, net.  “Equity in earnings of unconsolidated affiliates, net” includes earnings or losses from our investments accounted for under the equity method.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income (loss) before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

Subscribers.  Subscribers includes customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2014, there have been no material changes in our risk factors as previously disclosed.

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

In addition, as the Tracking Stock is currently held by DISH Network, questions relating to conflicts of interest may also arise between DISH Network and us due to EchoStar and DISH Network’s common ownership and management.

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

Our board of directors has adopted a policy statement (the “Policy Statement”) regarding the relationships between the HSSC Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items. Our board of directors may at any time change or make exceptions to the Policy Statement with only the consent of holders of a majority of the outstanding shares of Hughes Retail Preferred Tracking Stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving the Company or a sale of substantially all of our assets, no approval from our common shareholders is required with respect to the changes or exceptions to the Policy Statement.  A decision to change, or make exceptions to these policies or adopt additional policies could disadvantage one group while advantaging the other.

We could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the HSSC Group or the Hughes Retail Group and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. Although the Policy Statement generally requires that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 6.         EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101

The following materials from the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii)  Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 7, 2014	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: August 7, 2014	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)