Form 10-Q
period 2014-09-30
Hughes Satellite Systems Corp
filed 2014-11-06
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

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

As of October 29, 2014, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Narrative Analysis of Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults upon Securities	*

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

	Signatures	49

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$328,304	$163,709
Marketable investment securities	267,436	116,860
Trade accounts receivable, net of allowance for doubtful accounts of $12,342 and $10,737, respectively	153,643	132,955
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	21,532	68,091
Inventory	55,742	56,993
Deferred tax assets	63,833	63,786
Prepaids and deposits	30,859	27,127
Advances to affiliates, net	1,082	740
Other current assets	9,221	27,389
Total current assets	931,652	657,650
Noncurrent Assets:
Restricted cash and cash equivalents	17,802	15,114
Property and equipment, net of accumulated depreciation of $1,958,794 and $1,676,182, respectively	2,291,381	1,983,281
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	169,886	213,747
Other investments	31,581	30,212
Other noncurrent assets, net	175,893	165,976
Total noncurrent assets	3,662,374	3,384,161
Total assets	$4,594,026	$4,041,811
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$98,944	$91,000
Trade accounts payable - DISH Network	20	5
Current portion of long-term debt and capital lease obligations	42,285	67,300
Advances from affiliates, net	31,963	10,711
Deferred revenue and prepayments	60,153	55,086
Accrued compensation	20,638	19,741
Accrued interest	43,483	7,812
Accrued expenses and other	87,178	76,749
Total current liabilities	384,664	328,404
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,332,439	2,351,572
Deferred tax liabilities	424,217	266,674
Advances from affiliates	8,320	8,221
Other noncurrent liabilities	94,066	62,122
Total noncurrent liabilities	2,859,042	2,688,589
Total liabilities	3,243,706	3,016,993
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at September 30, 2014 and zero shares issued and outstanding at December 31, 2013	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized:
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at September 30,2014 and December 31, 2013	—	—
Additional paid-in capital	1,360,669	1,106,463
Accumulated other comprehensive loss	(23,741)	(18,644)
Accumulated earnings (deficit)	3,385	(71,862)
Total HSS shareholders’ equity	1,340,313	1,015,957
Noncontrolling interests	10,007	8,861
Total shareholders’ equity	1,350,320	1,024,818
Total liabilities and shareholders’ equity	$4,594,026	$4,041,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Services and other revenue - other	$273,361	$244,088	$803,843	$732,805
Services and other revenue - DISH Network	129,389	79,246	357,494	209,883
Equipment revenue - other	56,580	44,043	152,078	147,882
Equipment revenue - DISH Network	6,350	19,590	24,249	56,823
Total revenue	465,680	386,967	1,337,664	1,147,393
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	134,884	129,067	400,199	373,480
Cost of sales - equipment (exclusive of depreciation and amortization)	54,693	58,562	154,890	182,143
Selling, general and administrative expenses	63,790	57,919	191,589	177,455
Research and development expenses	5,168	5,807	14,314	16,423
Depreciation and amortization	115,828	99,665	339,831	302,352
Impairment of long-lived asset	—	—	—	34,664
Total costs and expenses	374,363	351,020	1,100,823	1,086,517
Operating income	91,317	35,947	236,841	60,876

Other Income (Expense):
Interest income	836	962	2,411	1,420
Interest expense, net of amounts capitalized	(47,468)	(48,794)	(144,810)	(147,824)
Equity in earnings of unconsolidated affiliate	1,725	1,876	3,739	2,480
Other, net (includes reclassification of realized (gains) losses on available-for-sale (“AFS”) securities out of accumulated other comprehensive loss of $52, ($9), $42 and ($31), respectively)	(247)	(857)	229	7,613
Total other expense, net	(45,154)	(46,813)	(138,431)	(136,311)
Income (loss) before income taxes	46,163	(10,866)	98,410	(75,435)
Income tax benefit (provision), net	(9,436)	7,417	(22,060)	35,628
Net income (loss)	36,727	(3,449)	76,350	(39,807)
Less: Net income attributable to noncontrolling interests	376	317	1,103	533
Net income (loss) attributable to HSS	$36,351	$(3,766)	$75,247	$(40,340)

Comprehensive Income (Loss):
Net income (loss)	$36,727	$(3,449)	$76,350	$(39,807)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,644)	(1,093)	(2,293)	(6,693)
Unrealized losses on AFS securities and other	(1,976)	(365)	(2,803)	(682)
Recognition of previously unrealized (gains) losses on AFS securities included in net income (loss)	52	(9)	42	(31)
Total other comprehensive loss, net of tax	(7,568)	(1,467)	(5,054)	(7,406)
Comprehensive income (loss)	29,159	(4,916)	71,296	(47,213)
Less: Comprehensive income (loss) attributable to noncontrolling interests	170	(36)	1,146	(444)
Comprehensive income (loss) attributable to HSS	$28,989	$(4,880)	$70,150	$(46,769)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (In thousands)

(Unaudited)

		Accumulated
	Additional	Other
	Paid-In	Comprehensive	Accumulated	Noncontrolling
	Capital	Loss	Deficit	Interests	Total
Balance, December 31, 2012	$1,100,276	$(13,539)	$(36,163)	$9,337	$1,059,911
Stock-based compensation	1,247	—	—	—	1,247
Net income (loss)	—	—	(40,340)	533	(39,807)
Unrealized losses on AFS securities, net and other	—	(713)	—	—	(713)
Foreign currency translation adjustment	—	(5,716)	—	(977)	(6,693)
Other	4,628	—	—	(467)	4,161
Balance, September 30, 2013	$1,106,151	$(19,968)	$(76,503)	$8,426	$1,018,106

Balance, December 31, 2013	$1,106,463	$(18,644)	$(71,862)	$8,861	$1,024,818
Stock-based compensation	1,944	—	—	—	1,944
Issuance of Hughes Retail Preferred Tracking Stock (Note 2)	252,990	—	—	—	252,990
Other, net	(728)	—	—	—	(728)
Net income	—	—	75,247	1,103	76,350
Unrealized losses on AFS securities, net and other	—	(2,761)	—	—	(2,761)
Foreign currency translation adjustment	—	(2,336)	—	43	(2,293)
Balance, September 30, 2014	$1,360,669	$(23,741)	$3,385	$10,007	$1,350,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$76,350	$(39,807)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	339,831	302,352
Equity in earnings of unconsolidated affiliate	(3,739)	(2,480)
Amortization of debt issuance costs	4,319	4,013
Realized (gains) losses on marketable investment securities and other investments, net	42	(2,583)
Impairment of long-lived asset	—	34,664
Stock-based compensation	1,944	1,247
Deferred tax (benefit) expense	13,331	(40,119)
Changes in current assets and current liabilities, net	100,924	12,820
Changes in noncurrent assets and noncurrent liabilities, net	(7,041)	(12,642)
Other, net	3,840	(3,498)
Net cash flows from operating activities	529,801	253,967
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(269,215)	(77,604)
Sales and maturities of marketable investment securities	130,997	47,714
Purchases of property and equipment	(166,002)	(151,679)
Transfer of regulatory authorization to DISH Network	—	23,148
Changes in restricted cash and cash equivalents	(2,688)	14,138
Other, net	(17,531)	(10,021)
Net cash flows from investing activities	(324,439)	(154,304)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(49,904)	(51,922)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	10,601	—
Other	(1,116)	11,558
Net cash flows from financing activities	(40,419)	(40,364)
Effect of exchange rates on cash and cash equivalents	(348)	3,074
Net increase in cash and cash equivalents	164,595	62,373
Cash and cash equivalents, beginning of period	163,709	136,219
Cash and cash equivalents, end of period	$328,304	$198,592

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$106,100	$110,296
Capitalized interest	$903	$—
Cash paid for income taxes	$7,608	$6,677
Satellites and other assets financed under capital lease obligations	$1,527	$1,299
Capitalized in-orbit incentive obligations	$—	$18,000
Transfer of regulatory authorization to EchoStar	$—	$65,535
Reduction of capital lease obligation for AMC-16	$—	$6,694
Increase (decrease) in capital expenditures included in accounts payable, net	$696	$(11,449)
Net assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$71,048	$—
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$315,643	$—

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

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  As a result of the Satellite and Tracking Stock Transaction described in Note 2 below, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment.

Note 2.                   Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations) and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

HSS has adopted a policy statement (the “Policy Statement”) setting forth management and allocation policies for purposes of attributing all of the business and operations of HSS to either the Hughes Retail Group or the “HSSC Group,” which is defined as all other operations of HSS, including all existing and future businesses, other than the

Hughes Retail Group.  Among other things, the Policy Statement governs how assets, liabilities, revenue and expenses are attributed or allocated between HRG and the HSSC Group.  Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of shareholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statement also does not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

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

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group, of which a 28.11% interest is issued as the HSS Tracking Stock.  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Accordingly, holders of EchoStar Tracking Stock do not have any direct equity interest in HSS, but have an indirect interest in HSS through EchoStar’s ownership of our outstanding common stock.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  The outstanding shares of EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

Initial Recording of the Satellite and Tracking Stock Transaction

EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction (directly or indirectly through EchoStar) at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar.  All of the net assets received by EchoStar as part of the Satellite and Tracking Stock Transaction were immediately transferred to HSS and are being used by our EchoStar Satellite Services segment.  The historical carrying amounts of net assets transferred to HSS were as follows:

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to the condensed consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods of deferred revenue and deferred subscriber acquisition costs, percentage-of-completion related to revenue recognition, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and amortization methods of property, equipment and intangible assets, goodwill impairment testing, and royalty obligations.  We base our estimates and assumptions on historical experience and on various other factors that we believe to be relevant under the circumstances.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for the nine months ended September 30, 2014 or 2013.

As of September 30, 2014 and December 31, 2013, the carrying amount of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  See Note 10 for the fair value of our long-term debt.  As of September 30, 2014 and December 31, 2013, the fair values of our orbital incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $86.7 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies that typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and externally marketed capitalized software costs are included in “Other noncurrent assets, net” in our Consolidated Balance Sheets.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of September 30, 2014 and December 31, 2013, the net carrying amount of externally marketed software was $45.1 million and $31.4 million, respectively.  We capitalized $5.1 million and $5.2 million of costs related to development of externally marketed software for the three months ended September 30, 2014 and 2013, respectively, and capitalized $17.6 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014 and 2013, we recorded $1.9 million and $0.5 million, respectively, of amortization expense relating to our externally marketed software.  For the nine months ended September 30, 2014 and 2013, we recorded $3.6 million and $1.1 million, respectively, of amortization expense relating to our externally marketed software.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $22.9 million and $20.6 million as of September 30, 2014 and December 31, 2013, respectively.

Note 5.                   Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$238,026	$97,807
VRDNs	4,420	7,460
Strategic equity securities	13,543	7,159
Other	11,447	4,434
Total marketable investment securities—current	267,436	116,860
Other investments—noncurrent:
Cost method	15,438	15,438
Equity method	16,143	14,774
Total other investments—noncurrent	31,581	30,212
Total marketable and other investments	$299,017	$147,072

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility.  The value of our investment portfolio depends on the value of such shares of common stock.

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2014
Debt securities:
Corporate bonds	$238,141	$45	$(160)	$238,026
VRDNs	4,420	—	—	4,420
Other	11,449	—	(2)	11,447
Equity securities - strategic	14,176	568	(1,201)	13,543
Total marketable investment securities	$268,186	$613	$(1,363)	$267,436
As of December 31, 2013
Debt securities:
Corporate bonds	$97,846	$25	$(64)	$97,807
VRDNs	7,460	—	—	7,460
Other	4,433	1	—	4,434
Equity securities - strategic	4,834	2,325	—	7,159
Total marketable investment securities	$114,573	$2,351	$(64)	$116,860

As of September 30, 2014, restricted and non-restricted marketable investment securities included debt securities of $164.1 million with contractual maturities of one year or less and $89.8 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that these changes in the estimated fair values of these securities are primarily related to temporary market conditions.

	As of
	September 30, 2014		December 31, 2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$168,939	$(1,363)	$75,987	$(64)
12 months or more	—	—	—	—
Total	$168,939	$(1,363)	$75,987	$(64)

Realized Gains (Losses) on Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2013, we recognized gains from the sales of our available-for-sale marketable investment securities of minimal and $2.6 million, respectively.  We recognized losses from the sales of our available-for-sale marketable investment securities of $0.1 million for each of the three and nine months ended September 30, 2014 and minimal for the three and nine months ended September 30, 2013.

Proceeds from sales of our available-for-sale marketable investment securities totaled zero and $0.1 million for the three and nine months ended September 30, 2014, respectively, and $3.5 million and $8.6 million for the three and nine months ended September 30, 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2014 and December 31, 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$266,176	$2,593	$263,583	$115,635	$8,665	$106,970
Debt securities:
Corporate bonds	$238,026	$—	$238,026	$97,807	$—	$97,807
VRDNs	4,420	—	4,420	7,460	—	7,460
Other	11,447	—	11,447	4,434	—	4,434
Equity securities - strategic	13,543	13,543	—	7,159	7,159	—
Total marketable investment securities	$267,436	$13,543	$253,893	$116,860	$7,159	$109,701

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$151,556	$136,063
Contracts in process, net	14,429	7,629
Total trade accounts receivable	165,985	143,692
Allowance for doubtful accounts	(12,342)	(10,737)
Trade accounts receivable - DISH Network	21,532	68,091
Total trade accounts receivable, net	$175,175	$201,046

As of September 30, 2014 and December 31, 2013, progress billings offset against contracts in process amounted to $1.5 million and $2.6 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$41,364	$45,068
Raw materials	5,038	5,871
Work-in process	9,340	6,054
Total inventory	$55,742	$56,993

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$12,025	$11,663
Buildings and improvements	1 - 30	73,369	72,559
Furniture, fixtures, equipment and other	1 - 12	331,014	296,896
Customer rental equipment	2 - 4	464,957	374,689
Satellites - owned	2 - 15	2,381,120	1,949,040
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	52,586	19,512
Total property and equipment		4,250,175	3,659,463
Accumulated depreciation		(1,958,794)	(1,676,182)
Property and equipment, net		$2,291,381	$1,983,281

As of September 30, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of September 30, 2014 was $27.8 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the effective date of the Satellite and Tracking Stock Transaction.

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Progress amounts for satellite construction, including certain amounts prepaid under satellite service agreements and launch costs:
EUTELSAT 65 West A	$18,975	$—
EchoStar 105/SES-11	11,692	—
Other	100	100
Uplinking equipment	11,638	3,362
Other	10,181	16,050
Construction in progress	$52,586	$19,512

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Satellites	$55,643	$43,722	$158,782	$136,795
Furniture, fixtures, equipment and other	14,091	12,446	42,157	37,555
Customer rental equipment	29,892	24,611	86,800	71,691
Buildings and improvements	1,299	1,275	4,078	3,760
Total depreciation expense	$100,925	$82,054	$291,817	$249,801

Satellites

As of September 30, 2014, we utilized 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  Four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar I (2) (3) (4)	ESS	December 1995	77	—
EchoStar III (4)	ESS	October 1997	61.5	12
EchoStar VI (4)	ESS	July 2000	96.2	12
EchoStar VII (2) (3)	ESS	February 2002	119	3
EchoStar VIII (2)	ESS	August 2002	77	12
EchoStar XII (2) (5)	ESS	July 2003	61.5	2
EchoStar IX (2)	ESS	August 2003	121	12
EchoStar X (2) (3)	ESS	February 2006	110	7
EchoStar XI (2) (3)	ESS	July 2008	110	9
EchoStar XIV (2) (3)	ESS	March 2010	119	11
EchoStar XVI (2)	ESS	November 2012	61.5	15

Leased from Third Parties (6):
AMC-15	ESS	October 2004	105	10
AMC-16	ESS	December 2004	85	10
Nimiq 5 (2)	ESS	September 2009	72.7	15
QuetzSat-1 (2)	ESS	September 2011	77	10

(1)                           Depreciable life represents the remaining useful life as of the date of the Hughes Acquisition.

(2)                           See Note 14 for further discussion of our transactions with DISH Network.

(3)                           Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 2).

(4)                           Fully depreciated assets.

(5)                           Depreciable life represents the remaining useful life as of June 30, 2013, the date EchoStar XII was impaired.

(6)                           These satellites are accounted for as capital leases and their launch dates represent dates that the satellites were placed into service.

Recent Developments

EUTELSAT 65 West A.  In April 2014, EchoStar entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda, our indirect wholly-owned subsidiary, the fixed broadband service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed into service in the second quarter of 2016.

EchoStar XIX.  In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications filed lawsuits in the U.S. District Court for the Southern District of California against Space Systems Loral, LLC (“SSL”), the manufacturer of EchoStar XVII and EchoStar XIX.  Those cases, to which we were not a party, have settled with no material impact on the design, construction or planned operations of EchoStar XIX.

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

EchoStar 105/SES-11.  In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads;

(ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite service on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.  We expect to account for the satellite service we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

AMC-15. In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into an agreement with SES to extend our existing agreement for satellite services on certain transponders on AMC-15 through the in-service date of EchoStar 105/SES-11. Such extension will be accounted for as an operating lease with a term commencing upon expiration of the existing capital lease in December 2014.

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

We have previously disclosed in our financial statements as of and for the year ended December 31, 2013, anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  In the third quarter of 2014, AMC-16 experienced further power degradation, however this anomaly did not affect the commercial operation of the satellite.  We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue and require recognition of a satellite impairment loss.  See Satellite Impairments below.

The five satellites received from DISH Network pursuant to the Satellite and Tracking Stock Transaction have experienced certain anomalies prior to March 1, 2014, the effective date of the Satellite and Tracking Stock Transaction as described below.

EchoStar I.  During the first quarter of 2012, DISH Network determined that EchoStar I experienced a communications receiver anomaly.  The communications receivers process signals sent from the uplink center for transmission by the satellite to customers.  While this anomaly did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not impact its future commercial operation.  EchoStar I was fully depreciated prior to the date of the Satellite and Tracking Stock Transaction.

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

We are not aware of any additional anomalies that have occurred on these five satellites since March 1, 2014.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies discussed above and previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

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

As of September 30, 2014, all of our goodwill was assigned to reporting units of the Hughes segment.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2014, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	September 30, 2014			December 31, 2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(153,577)	$116,723	$270,300	$(129,022)	$141,278
Contract-based	4	64,800	(60,017)	4,783	64,800	(49,132)	15,668
Technology-based	6	51,417	(28,572)	22,845	51,417	(22,147)	29,270
Trademark portfolio	20	29,700	(4,950)	24,750	29,700	(3,836)	25,864
Favorable leases	4	4,707	(3,922)	785	4,707	(3,040)	1,667
Total other intangible assets		$420,924	$(251,038)	$169,886	$420,924	$(207,177)	$213,747

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense was $13.0 million and $17.6 million for the three months ended September 30, 2014 and 2013, respectively, and $44.4 million and $52.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,177,000	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	900,000	983,250	900,000	1,001,250
Other	1,273	1,273	1,496	1,496
Subtotal	2,001,273	$2,161,523	2,001,496	$2,196,246
Capital lease obligations (1)	373,451		417,376
Total debt and capital lease obligations	2,374,724		2,418,872
Less: Current portion	(42,285)		(67,300)
Long-term portion of debt and capital lease obligations	$2,332,439		$2,351,572

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

Income tax expense was approximately $22.1 million for the nine months ended September 30, 2014 compared to an income tax benefit of $35.6 million for the nine months ended September 30, 2013.  Our effective income tax rate was 22.4% for the nine months ended September 30, 2014 on the income tax expense compared to 47.2% for the same period in 2013 on the income tax benefit.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to research and experimentation tax credits and a lower state effective tax rate.  For the same period in 2013, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the current year research and experimentation tax credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Note 12.            Commitments and Contingencies

Commitments

As of September 30, 2014, our satellite-related obligations were approximately $939.2 million.  Our satellite-related obligations primarily include, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, including certain satellites received from DISH Network as a result of the Satellite and Tracking Stock Transaction.

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

For certain cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  The Court has not yet ruled on that request.  Additionally, on November 4, 2014, the court ruled that the patent claims at issue in the suit are directed to patentable subject matter.

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

Network Acceleration Technologies, LLC

On November 30, 2012, Network Acceleration Technologies, LLC (“NAT”) filed suit against Hughes Network Systems, LLC, our subsidiary, in the United States District Court for the District of Delaware alleging infringement of United States Patent No. 6,091,710 (the “710 patent”), which is entitled “System and Method for Preventing Data Slow Down Over Asymmetric Data Transmission Links.”  NAT re-filed its case on July 19, 2013.  NAT is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On May 22, 2014, NAT filed a stipulation dismissing the litigation without prejudice and the matter is now concluded.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us, EchoStar, EchoStar Technologies, L.L.C, and Sling Media, Inc., in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  Previously, on October 11, 2012, TQP filed suit in the same venue against Sling Media, Inc., a subsidiary of EchoStar, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling without prejudice.  On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

Note 13.            Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.  Under this definition, we operate two primary business segments.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2014
External revenue	$338,617	$126,944	$119	$465,680
Intersegment revenue	$451	$660	$(1,111)	$—
Total revenue	$339,068	$127,604	$(992)	$465,680
EBITDA	$94,955	$111,563	$1,729	$208,247
Capital expenditures (1)	$56,724	$11,772	$—	$68,496

For the Three Months Ended September 30, 2013
External revenue	$301,696	$85,138	$133	$386,967
Intersegment revenue	$521	$807	$(1,328)	$—
Total revenue	$302,217	$85,945	$(1,195)	$386,967
EBITDA	$65,620	$68,808	$1,886	$136,314
Capital expenditures (1)	$49,443	$71	$—	$49,514

For the Nine Months Ended September 30, 2014
External revenue	$982,783	$354,558	$323	$1,337,664
Intersegment revenue	$1,314	$2,406	$(3,720)	$—
Total revenue	$984,097	$356,964	$(3,397)	$1,337,664
EBITDA	$267,210	$308,573	$3,754	$579,537
Capital expenditures (1)	$154,201	$11,801	$—	$166,002

For the Nine Months Ended September 30, 2013
External revenue	$904,625	$242,562	$206	$1,147,393
Intersegment revenue	$1,939	$2,457	$(4,396)	$—
Total revenue	$906,564	$245,019	$(4,190)	$1,147,393
EBITDA	$202,995	$167,281	$2,512	$372,788
Capital expenditures (1)	$139,276	$12,403	$—	$151,679

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

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
EBITDA	$208,247	$136,314	$579,537	$372,788
Interest income and expense, net	(46,632)	(47,832)	(142,399)	(146,404)
Depreciation and amortization	(115,828)	(99,665)	(339,831)	(302,352)
Net income attributable to noncontrolling interests	376	317	1,103	533
Income (loss) before income taxes	$46,163	$(10,866)	$98,410	$(75,435)

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $3.1 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $9.3 million and $8.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

“Services and other revenue — DISH Network”

Satellite Services Provided to DISH Network.  Since the Spin-off, we have entered into certain satellite service agreements pursuant to which DISH Network receives satellite services on certain satellites owned or leased by us.  The fees for the services provided under these satellite service agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the service arrangements.  The term of each service arrangement is set forth below:

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare. Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar IX.  Effective January 2008, DISH Network began receiving satellite services from us on EchoStar IX.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on EchoStar IX on a month-to-month basis.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date it was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on QuetzSat-1.  QuetzSat-1 was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, QuetzSat-1 was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we continue to provide TT&C services for the D-1 satellite.

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Network Systems, LLC (“HNS”) provided certain broadband products and services to Blockbuster, Inc. (“Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster may continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

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

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provides certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HSS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement has an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  On February 20, 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

D-1.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development.  This agreement terminated on June 30, 2014.

“General and administrative expenses — DISH Network”

Management Services Agreement.  In connection with the Spin-off, EchoStar entered into a Management Services Agreement with DISH Network pursuant to which DISH Network made certain of its officers available to provide services (which were primarily accounting services) to us and EchoStar.  Effective June 15, 2013, EchoStar terminated the Management Services Agreement.

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed on January 1, 2014 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The term of each of the leases is set forth below:

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015.  In addition to our 44.4% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 26.1%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

During 2008, EchoStar entered into a joint venture for a direct-to-home satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of $5.8 million and $5.8 million for the three months ended September 30, 2014 and 2013, respectively, and $17.5 million and $16.8 million for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, our accounts receivable balance due from Dish Mexico was $5.5 million and $3.5 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.8 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, we had receivables from Deluxe of approximately $0.7 million and $1.1 million, respectively.

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

Condensed Consolidating Balance Sheet as of September 30, 2014

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$263,270	$41,069	$23,965	$—	$328,304
Marketable investment securities	253,894	13,542	—	—	267,436
Trade accounts receivable, net	—	108,593	45,050	—	153,643
Trade accounts receivable - DISH Network, net	—	21,466	66	—	21,532
Advances to affiliates, net	131,007	76,576	—	(206,501)	1,082
Inventory	—	45,994	9,748	—	55,742
Other current assets	67	82,081	26,245	(4,480)	103,913
Total current assets	648,238	389,321	105,074	(210,981)	931,652
Restricted cash and cash equivalents	9,665	7,500	637	—	17,802
Property and equipment, net	—	2,248,122	43,259	—	2,291,381
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	169,886	—	—	169,886
Investment in subsidiaries	—	81,001	—	(81,001)	—
Advances to affiliates	2,750,046	1,716	—	(2,751,762)	—
Other noncurrent assets, net	40,555	157,339	9,580	—	207,474
Total assets	$3,448,504	$4,030,716	$158,550	$(3,043,744)	$4,594,026
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$85,526	$13,418	$—	$98,944
Trade accounts payable - DISH Network	—	20	—	—	20
Current portion of long-term debt and capital lease obligations	—	40,514	1,771	—	42,285
Advances from affiliates, net	—	63,506	17,972	(49,515)	31,963
Accrued expenses and other	89,814	104,385	21,733	(4,480)	211,452
Total current liabilities	89,814	293,951	54,894	(53,995)	384,664
Long-term debt and capital lease obligations, net of current portion	2,000,000	330,611	1,828	—	2,332,439
Advances from affiliates	—	2,749,346	10,737	(2,751,763)	8,320
Other noncurrent liabilities	18,378	499,822	83	—	518,283
Total HSS shareholders’ equity (deficit)	1,340,312	156,986	81,001	(237,986)	1,340,313
Noncontrolling interests	—	—	10,007	—	10,007
Total liabilities and shareholders’ equity	$3,448,504	$4,030,716	$158,550	$(3,043,744)	$4,594,026

Condensed Consolidating Balance Sheet as of December 31, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$97,674	$34,340	$31,695	$—	$163,709
Marketable investment securities	109,702	7,158	—	—	116,860
Trade accounts receivable, net	—	86,726	46,229	—	132,955
Trade accounts receivable - DISH Network, net	—	68,037	54	—	68,091
Advances to affiliates, net	158,763	—	—	(158,023)	740
Inventory	—	47,021	9,972	—	56,993
Other current assets	38	99,888	22,856	(4,480)	118,302
Total current assets	366,177	343,170	110,806	(162,503)	657,650
Restricted cash and cash equivalents	7,004	7,500	610	—	15,114
Property and equipment, net	—	1,961,103	22,178	—	1,983,281
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	213,747	—	—	213,747
Investment in subsidiaries	—	65,453	—	(65,453)	—
Advances to affiliates	2,645,266	1,716	—	(2,646,982)	—
Other noncurrent assets, net	44,875	140,107	11,206	—	196,188
Total assets	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$78,093	$12,907	$—	$91,000
Trade accounts payable - DISH Network	5	—	—	—	5
Current portion of long-term debt and capital lease obligations	—	65,430	1,870	—	67,300
Advances from affiliates, net	—	295,562	18,509	(303,360)	10,711
Accrued expenses and other	47,359	91,254	25,255	(4,480)	159,388
Total current liabilities	47,364	530,339	58,541	(307,840)	328,404
Long-term debt and capital lease obligations, net of current portion	2,000,000	350,597	975	—	2,351,572
Advances from affiliates	—	2,644,566	10,637	(2,646,982)	8,221
Other noncurrent liabilities	—	328,463	333	—	328,796
Total HSS shareholders’ equity (deficit)	1,015,958	(145,338)	65,453	79,884	1,015,957
Noncontrolling interests	—	—	8,861	—	8,861
Total liabilities and shareholders’ equity	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$239,490	$39,880	$(6,009)	$273,361
Services and other revenue - DISH Network	—	129,211	178	—	129,389
Equipment revenue	—	53,803	7,304	(4,527)	56,580
Equipment revenue - DISH Network	—	6,350	—	—	6,350
Total revenue	—	428,854	47,362	(10,536)	465,680
Costs and Expenses:
Costs of sales - services and other	—	112,280	28,612	(6,008)	134,884
Cost of sales - equipment	—	54,004	4,761	(4,072)	54,693
Selling, general and administrative expenses	—	56,024	8,222	(456)	63,790
Research and development expenses	—	5,168	—	—	5,168
Depreciation and amortization	—	113,899	1,929	—	115,828
Total costs and expenses	—	341,375	43,524	(10,536)	374,363
Operating income	—	87,479	3,838	—	91,317
Other Income (Expense):
Interest income	54,937	111	306	(54,518)	836
Interest expense, net of amounts capitalized	(36,497)	(65,463)	(27)	54,519	(47,468)
Equity in earnings (losses) of subsidiaries, net	24,583	1,843	—	(26,426)	—
Other, net	6	2,325	(853)	—	1,478
Total other income (expense), net	43,029	(61,184)	(574)	(26,425)	(45,154)
Income (loss) before income taxes	43,029	26,295	3,264	(26,425)	46,163
Income tax provision, net	(6,679)	(1,610)	(1,147)	—	(9,436)
Net income (loss)	36,350	24,685	2,117	(26,425)	36,727
Less: Net income attributable to noncontrolling interests	—	—	376	—	376
Net income (loss) attributable to HSS	$36,350	$24,685	$1,741	$(26,425)	$36,351
Comprehensive Income (Loss):
Net income (loss)	$36,350	$24,685	$2,117	$(26,425)	$36,727
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(5,644)	—	(5,644)
Unrealized losses on AFS securities and other	(1,924)	—	(52)	—	(1,976)
Recognition of previously unrealized losses on AFS securities included in net income (loss)	52	—	—	—	52
Equity in other comprehensive loss of subsidiaries, net	(5,489)	(5,490)	—	10,979	—
Total other comprehensive loss, net of tax	(7,361)	(5,490)	(5,696)	10,979	(7,568)
Comprehensive income (loss)	28,989	19,195	(3,579)	(15,446)	29,159
Less: Comprehensive income attributable to noncontrolling interests	—	—	170	—	170
Comprehensive income (loss) attributable to HSS	$28,989	$19,195	$(3,749)	$(15,446)	$28,989

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$212,257	$37,642	$(5,811)	$244,088
Services and other revenue - DISH Network	—	79,090	156	—	79,246
Equipment revenue	—	43,633	6,467	(6,057)	44,043
Equipment revenue - DISH Network	—	19,590	—	—	19,590
Total revenue	—	354,570	44,265	(11,868)	386,967
Costs and Expenses:
Costs of sales - services and other	—	108,465	26,276	(5,674)	129,067
Cost of sales - equipment	—	59,932	4,406	(5,776)	58,562
Selling, general and administrative expenses	—	50,941	7,396	(418)	57,919
Research and development expenses	—	5,807	—	—	5,807
Depreciation and amortization	—	97,825	1,840	—	99,665
Total costs and expenses	—	322,970	39,918	(11,868)	351,020
Operating income	—	31,600	4,347	—	35,947
Other Income (expense):
Interest income	50,547	463	366	(50,414)	962
Interest expense, net of amounts capitalized	(36,394)	(62,621)	(193)	50,414	(48,794)
Equity in earnings (loss) of subsidiaries, net	(12,773)	2,152	—	10,621	—
Other, net	10	1,929	(920)	—	1,019
Total other income (expense)	1,390	(58,077)	(747)	10,621	(46,813)
Income (loss) before income taxes	1,390	(26,477)	3,600	10,621	(10,866)
Income tax benefit (provision), net	(5,156)	13,784	(1,211)	—	7,417
Net income (loss)	(3,766)	(12,693)	2,389	10,621	(3,449)
Less: Net income attributable to noncontrolling interests	—	—	317	—	317
Net income (loss) attributable to HSS	$(3,766)	$(12,693)	$2,072	$10,621	$(3,766)
Comprehensive Income (Loss):
Net income (loss)	$(3,766)	$(12,693)	$2,389	$10,621	$(3,449)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,093)	—	(1,093)
Unrealized gains (losses) on AFS securities and other	(374)	—	9	—	(365)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(9)	—	—	—	(9)
Equity in other comprehensive income (loss) of subsidiaries	(731)	(731)	—	1,462	—
Total other comprehensive income (loss), net of tax	(1,114)	(731)	(1,084)	1,462	(1,467)
Comprehensive income (loss)	(4,880)	(13,424)	1,305	12,083	(4,916)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(36)	—	(36)
Comprehensive income (loss) attributable to HSS	$(4,880)	$(13,424)	$1,341	$12,083	$(4,880)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$698,344	$123,781	$(18,282)	$803,843
Services and other revenue - DISH Network	—	356,991	503	—	357,494
Equipment revenue	—	141,998	23,262	(13,182)	152,078
Equipment revenue - DISH Network	—	24,249	—	—	24,249
Total revenue	—	1,221,582	147,546	(31,464)	1,337,664
Costs and Expenses:
Costs of sales - services and other	—	331,032	87,448	(18,281)	400,199
Cost of sales - equipment	—	150,014	16,803	(11,927)	154,890
Selling, general and administrative expenses	—	168,245	24,600	(1,256)	191,589
Research and development expenses	—	14,314	—	—	14,314
Depreciation and amortization	—	333,492	6,339	—	339,831
Total costs and expenses	—	997,097	135,190	(31,464)	1,100,823
Operating income	—	224,485	12,356	—	236,841
Other Income (Expense):
Interest income	160,682	279	1,264	(159,814)	2,411
Interest expense, net of amounts capitalized	(109,413)	(194,202)	(1,009)	159,814	(144,810)
Equity in earnings (losses) of subsidiaries, net	42,533	6,908	—	(49,441)	—
Other, net	15	4,453	(500)	—	3,968
Total other income (expense), net	93,817	(182,562)	(245)	(49,441)	(138,431)
Income (loss) before income taxes	93,817	41,923	12,111	(49,441)	98,410
Income tax benefit (provision), net	(18,571)	891	(4,380)	—	(22,060)
Net income (loss)	75,246	42,814	7,731	(49,441)	76,350
Less: Net income attributable to noncontrolling interests	—	—	1,103	—	1,103
Net income (loss) attributable to HSS	$75,246	$42,814	$6,628	$(49,441)	$75,247
Comprehensive Income (Loss):
Net income (loss)	$75,246	$42,814	$7,731	$(49,441)	$76,350
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2,293)	—	(2,293)
Unrealized losses on AFS securities and other	(2,761)	—	(42)	—	(2,803)
Recognition of previously unrealized losses on AFS securities included in net income (loss)	42	—	—	—	42
Equity in other comprehensive income (loss) of subsidiaries, net	(2,377)	(2,378)	—	4,755	—
Total other comprehensive income (loss), net of tax	(5,096)	(2,378)	(2,335)	4,755	(5,054)
Comprehensive income (loss)	70,150	40,436	5,396	(44,686)	71,296
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,146	—	1,146
Comprehensive income (loss) attributable to HSS	$70,150	$40,436	$4,250	$(44,686)	$70,150

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2013

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$635,379	$113,388	$(15,962)	$732,805
Services and other revenue - DISH Network	—	209,368	515	—	209,883
Equipment revenue	—	140,596	36,336	(29,050)	147,882
Equipment revenue - DISH Network	—	56,823	—	—	56,823
Total revenue	—	1,042,166	150,239	(45,012)	1,147,393
Costs and Expenses:
Costs of sales - services and other	—	311,235	77,736	(15,491)	373,480
Cost of sales - equipment	—	177,951	32,335	(28,143)	182,143
Selling, general and administrative expenses	—	155,531	23,302	(1,378)	177,455
Research and development expenses	—	16,423	—	—	16,423
Depreciation and amortization	—	296,915	5,437	—	302,352
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	992,719	138,810	(45,012)	1,086,517
Operating income	—	49,447	11,429	—	60,876
Other Income (Expense):
Interest income	148,036	523	566	(147,705)	1,420
Interest expense, net of amounts capitalized	(109,107)	(185,146)	(1,276)	147,705	(147,824)
Equity in earnings (losses) of subsidiaries, net	(65,063)	4,468	—	60,595	—
Other, net	31	12,143	(2,081)	—	10,093
Total other expense, net	(26,103)	(168,012)	(2,791)	60,595	(136,311)
Income (loss) before income taxes	(26,103)	(118,565)	8,638	60,595	(75,435)
Income tax benefit (provision), net	(14,237)	53,775	(3,910)	—	35,628
Net income (loss)	(40,340)	(64,790)	4,728	60,595	(39,807)
Less: Net income attributable to noncontrolling interests	—	—	533	—	533
Net income (loss) attributable to HSS	$(40,340)	$(64,790)	$4,195	$60,595	$(40,340)
Comprehensive Income (Loss):
Net income (loss)	$(40,340)	$(64,790)	$4,728	$60,595	$(39,807)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(6,693)	—	(6,693)
Unrealized gains (loss) on AFS securities and other	(713)	—	31	—	(682)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(31)	—	—	—	(31)
Equity in other comprehensive income (loss) of subsidiaries, net	(5,685)	(5,685)	—	11,370	—
Total other comprehensive loss, net of tax	(6,429)	(5,685)	(6,662)	11,370	(7,406)
Comprehensive loss	(46,769)	(70,475)	(1,934)	71,965	(47,213)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(444)	—	(444)
Comprehensive loss attributable to HSS	$(46,769)	$(70,475)	$(1,490)	$71,965	$(46,769)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$75,246	$42,814	$7,731	$(49,441)	$76,350
Adjustments to reconcile net income to net cash flows from operating activities	231,330	160,259	12,421	49,441	453,451
Net cash flows from operating activities	306,576	203,073	20,152	—	529,801
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(269,215)	—	—	—	(269,215)
Sales and maturities of marketable investment securities	130,997	—	—	—	130,997
Purchases of property and equipment	—	(139,317)	(26,685)	—	(166,002)
Changes in restricted cash and cash equivalents	(2,661)	—	(27)	—	(2,688)
Investment in subsidiary	(10,601)	—	—	10,601	—
Other, net	(101)	(17,430)	—	—	(17,531)
Net cash flows from investing activities	(151,581)	(156,747)	(26,712)	10,601	(324,439)
Cash Flows from Financing Activities:
Proceeds from issuance of Hughes Retail Preferred Tracking Stock, net of offering cost	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(44,903)	(5,001)	—	(49,904)
Other	—	(5,295)	4,179	—	(1,116)
Net cash flows from financing activities	10,601	(39,597)	(822)	(10,601)	(40,419)
Effect of exchange rates on cash and cash equivalents	—	—	(348)	—	(348)
Net increase (decrease) in cash and cash equivalents	165,596	6,729	(7,730)	—	164,595
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$263,270	$41,069	$23,965	$—	$328,304

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(40,340)	$(64,790)	$4,728	$60,595	$(39,807)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	132,934	224,646	(3,211)	(60,595)	293,774
Net cash flows from operating activities	92,594	159,856	1,517	—	253,967
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(77,604)	—	—	—	(77,604)
Sales and maturities of marketable investment securities	47,714	—	—	—	47,714
Purchases of property and equipment	—	(143,411)	(8,268)	—	(151,679)
Transfer of regulatory authorization to DISH Network	—	23,148	—	—	23,148
Changes in restricted cash and cash equivalents	6,290	7,536	312	—	14,138
Other, net	—	(10,112)	91	—	(10,021)
Net cash flows from investing activities	(23,600)	(122,839)	(7,865)	—	(154,304)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(48,682)	(3,240)	—	(51,922)
Other	—	(826)	12,384	—	11,558
Net cash flows from financing activities	—	(49,508)	9,144	—	(40,364)
Effect of exchange rates on cash and cash equivalents	—	—	3,074	—	3,074
Net increase (decrease) in cash and cash equivalents	68,994	(12,491)	5,870	—	62,373
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of period	$93,092	$76,132	$29,368	$—	$198,592

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries. References to “$” are to United States dollars. The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

2014 Consolidated Results of Operations for the Nine Months Ended September 30, 2014

•                  Revenue of $1.34 billion

•                  Operating income of $236.8 million

•                  Net income of $76.4 million

•                  Net income attributable to HSS of $75.2 million

•                  EBITDA of $579.5 million (see non-GAAP reconciliation on page 41)

Consolidated Financial Condition as of September 30, 2014

•                  Total assets of $4.59 billion

•                  Total liabilities of $3.24 billion

•                  Total stockholders’ equity of $1.35 billion

•                  Cash, cash equivalents and current marketable investment securities of $595.7 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

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

In April 2014, EchoStar entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda. the fixed broadband service on the entire Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite is scheduled to be placed into service in the second quarter of 2016.  We are required to fund the cost of the Ka-band capacity in quarterly installments while the satellite is under construction.

As of September 30, 2014 and December 31, 2013, our Hughes segment had approximately 960,000 and 860,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the third quarter of 2014 compared to the same period in 2013 due primarily to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the third quarter of 2014 decreased as compared to the same period in 2013, however, total disconnects increased due to the increased number of subscribers.  As a result, for the quarter ended September 30, 2014, net subscriber additions of 25,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of September 30, 2014 and December 31, 2013, our Hughes segment had approximately $1.33 billion and $1.15 billion, respectively of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite service on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.  We expect to account for the satellite service we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

As of September 30, 2014 and December 31, 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.81 billion and $1.14 billion, respectively.  The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, pursuant to the Satellite and Tracking Stock Transaction.

New Business Opportunities

We are exploring opportunities to selectively pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the Nine Months Ended September 30,		Variance
Statement of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$803,843	$732,805	$71,038	9.7
Services and other revenue - DISH Network	357,494	209,883	147,611	70.3
Equipment revenue - other	152,078	147,882	4,196	2.8
Equipment revenue - DISH Network	24,249	56,823	(32,574)	(57.3)
Total revenue	1,337,664	1,147,393	190,271	16.6
Costs and Expenses:
Cost of sales - services and other	400,199	373,480	26,719	7.2
% of Total services and other revenue	34.5%	39.6%
Cost of sales - equipment	154,890	182,143	(27,253)	(15.0)
% of Total equipment revenue	87.8%	89.0%
Selling, general and administrative expenses (including DISH Network)	191,589	177,455	14,134	8.0
% of Total revenue	14.3%	15.5%
Research and development expenses	14,314	16,423	(2,109)	(12.8)
% of Total revenue	1.1%	1.4%
Depreciation and amortization	339,831	302,352	37,479	12.4
Impairment of long-lived assets	—	34,664	(34,664)	(100.0)
Total costs and expenses	1,100,823	1,086,517	14,306	1.3
Operating income	236,841	60,876	175,965	*
Other Income (Expense):
Interest income	2,411	1,420	991	69.8
Interest expense, net of amounts capitalized	(144,810)	(147,824)	3,014	(2.0)
Equity in earnings of unconsolidated affiliate	3,739	2,480	1,259	50.8
Other, net	229	7,613	(7,384)	(97.0)
Total other expense, net	(138,431)	(136,311)	(2,120)	1.6
Income (loss) before income taxes	98,410	(75,435)	173,845	*
Income tax benefit (provision), net	(22,060)	35,628	(57,688)	*
Net income (loss)	76,350	(39,807)	116,157	*
Less: Net income attributable to noncontrolling interests	1,103	533	570	*
Net income (loss) attributable to HSS	$75,247	$(40,340)	$115,587	*

Other Data:
EBITDA	$579,537	$372,788	$206,749	55.5
Subscribers, end of period	960,000	807,000	153,000	19.0

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 43 and 44.

Services and other revenue — other.  “Services and other revenue — other” totaled $803.8 million for the nine months ended September 30, 2014, an increase of $71.0 million or 9.7%, compared to the same period in 2013.

Services and other revenue — other from our Hughes segment for the nine months ended September 30, 2014 increased by $76.4 million, or 11.4%, to $749.0 million compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue — other from our EchoStar Satellite Services segment for the nine months ended September 30, 2014, decreased by $6.2 million, or 9.5%, to $58.3 million compared to the same period in 2013.  The decrease was mainly due to a decrease of $5.7 million in sales of uplink services in 2014 compared to the same period in 2013.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $357.5 million for the nine months ended September 30, 2014, an increase of $147.6 million or 70.3%, compared to the same period in 2013.

Services and other revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2014 increased by $29.5 million to $58.9 million compared to the same period in 2013.  The

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

increase was primarily attributable to an increase in wholesale subscribers receiving services from dishNET.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the nine months ended September 30, 2014 increased by $118.1 million, or 65.4%, to $298.6 million compared to the same period in 2013.  The increase was mainly due to an increase of $103.5 million in revenue recognized from certain satellite services provided to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $15.7 million from the renewal of our satellite agreement related to services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed in the second quarter of 2013.

Equipment revenue — other.  “Equipment revenue — other” totaled $152.1 million for the nine months ended September 30, 2014, an increase of $4.2 million, or 2.8%, compared to the same period in 2013. The increase was primarily due to a $16.5 million increase in sales of telecom system equipment, partially offset by a decrease in sales of broadband equipment of $12.3 million primarily due to lower sales to wholesale and international customers.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $24.2 million for the nine months ended September 30, 2014, a decrease of $32.6 million, or 57.3%, compared to the same period in 2013.  The decrease was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $400.2 million for the nine months ended September 30, 2014, an increase of $26.7 million, or 7.2%, compared to the same period in 2013.  The increase was primarily attributable to an increase in cost of sales of our Hughes segment as a result of an increase in sales of broadband services to our consumer and international customers.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $154.9 million for the nine months ended September 30, 2014, a decrease of $27.3 million, or 15.0%, compared to the same period in 2013. The decrease was primarily attributable to a decrease of $28.3 million in the cost of sales of broadband equipment sold to dishNET due to a decrease in the sales of new equipment and an increase in the sales of reconditioned equipment as compared to the same period in 2013 and a decrease of $9.5 million in the cost of sales of broadband equipment to our consumer and international customers. These decreases were partially offset by a $10.8 million increase in cost of sales of telecom system equipment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $191.6 million for the nine months ended September 30, 2014, an increase of $14.1 million or 8.0%, compared to the same period in 2013.  The increase was mainly due to an $11.7 million increase in marketing expenses primarily related to our Hughes segment.

Research and development.  “Research and development expenses” totaled $14.3 million for the nine months ended September 30, 2014, a decrease of $2.1 million or 12.8%, compared to the same period in 2013.  The decrease was primarily due to a $5.3 million increase in capitalized software projects for products and features to be marketed or sold to customers, that otherwise would have been included in research and development costs.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $339.8 million for the nine months ended September 30, 2014, an increase of $37.5 million or 12.4%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $27.8 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the additional five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation of $15.1 million associated with customer rental equipment from our Hughes segment. The increase in depreciation and amortization was partially offset by a decrease in depreciation of $5.7 million due to the impairment of the EchoStar XII satellite’s carrying amount that occurred in the second quarter of 2013.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

Impairment of long-lived asset.  “Impairment of long-lived asset” totaled zero for the nine months ended September 30, 2014, a decrease of $34.7 million, compared to the same period in 2013 due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.  See Note 8 in the notes to our condensed consolidated financial statements for further discussion of the impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $144.8 million for the nine months ended September 30, 2014, a decrease of $3.0 million or 2.0%, compared to the same period in 2013, primarily related to the decrease in interest expense of our capital leased satellites.

Other, net.  “Other, net” totaled $0.2 million for the nine months ended September 30, 2014, a decrease of $7.4 million, or 97.0%, compared to the same period in 2013.  The decrease was primarily related to a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million in 2013 resulting from the conversion of one of our investments into a marketable investment security. The decrease was partially offset by an increase of $1.4 million in foreign exchange gains.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $579.5 million for the nine months ended September 30, 2014, an increase of $206.7 million or 55.5%, compared to the same period in 2013.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $213.4 million and an increase of $1.3 million in equity from earnings of unconsolidated affiliate. The increase was partially offset by a non-recurring gain of $6.7 million recognized in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million recognized in 2013 resulting from a conversion of one of our investments into a marketable investment security.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Nine Months Ended September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$579,537	$372,788	$206,749	55.5
Interest income and expense, net	(142,399)	(146,404)	4,005	(2.7)
Depreciation and amortization	(339,831)	(302,352)	(37,479)	12.4
Net income attributable to noncontrolling interests	1,103	533	570	*
Income (loss) before income taxes	$98,410	$(75,435)	$173,845	*

* Percentage is not meaningful.

Income tax benefit (provision), net.  Income tax expense was $22.1 million for the nine months ended September 30, 2014, compared to an income tax benefit of $35.6 million for the same period in 2013.  Our effective income tax rate was 22.4% for the nine months ended September 30, 2014, compared to 47.2% for the same period in 2013.  The variation in our current year effective tax rate from the U.S. federal statutory rate for the current period was primarily due to research and experimentation tax credits and a lower state effective tax rate. For the same period in 2013, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the current year research and experimentation tax credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Net income (loss) attributable to HSS.  Net income attributable to HSS was $75.2 million for the nine months ended September 30, 2014, an increase of $115.6 million, compared to Net loss attributable to HSS of $40.3 million for the same period in 2013.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $176.0 million, partially offset by an increase in income tax expense of $57.7 million, a gain of $6.7 million recognized in 2013 as a result of a reduction of the capital lease obligation for the AMC-16 satellite, and a reduction in gains of $2.6 million resulting from the conversion of one of our investments into a marketable investment security in 2013.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Nine Months Ended September 30, 2014
Total revenue	$984,097	$356,964	$(3,397)	$1,337,664
Capital expenditures	$154,201	$11,801	$—	$166,002
EBITDA	$267,210	$308,573	$3,754	$579,537

For the Nine Months Ended September 30, 2013
Total revenue	$906,564	$245,019	$(4,190)	$1,147,393
Capital expenditures	$139,276	$12,403	$—	$151,679
EBITDA	$202,995	$167,281	$2,512	$372,788

Hughes Segment

	For the Nine Months Ended
	September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$984,097	$906,564	$77,533	8.6
Capital expenditures	$154,201	$139,276	$14,925	10.7
EBITDA	$267,210	$202,995	$64,215	31.6

Revenue

Hughes segment total revenue for the nine months ended September 30, 2014 increased by $77.5 million, or 8.6%, compared to the same period in 2013, primarily due to an increase in service revenue of $76.4 million mainly attributable to an increase in sales of broadband services to our consumer and international customers, an increase of $29.5 million in service revenue from DISH Network due to the increase in wholesale subscribers on dishNET and an increase in other equipment revenue of $4.2 million.  The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $32.6 million.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2014 increased by $14.9 million, or 10.7%, compared to the same period in 2013, primarily due to an increase in expenditures related to EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2014 was $267.2 million, an increase of $64.2 million, or 31.6%, compared to the same period in 2013.  The increase was primarily attributable to a $78.0 million increase in gross margin, partially offset by a $14.6 million increase in selling, general and administrative expenses.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS— Continued

EchoStar Satellite Services Segment

	For the Nine Months Ended
	September 30,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$356,964	$245,019	$111,945	45.7
Capital expenditures	$11,801	$12,403	$(602)	(4.9)
EBITDA	$308,573	$167,281	$141,292	84.5

Revenue

EchoStar Satellite Services segment total revenue for the nine months ended September 30, 2014 increased by $111.9 million, or 45.7%, compared to the same period in 2013, due to a $112.0 million increase in service revenue, primarily related to satellite services provided to DISH Network as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the nine months ended September 30, 2014 decreased by $0.6 million, or 4.9%, compared to the same period in 2013, primarily due to a decrease in satellite expenditures related to the EchoStar XVI satellite of $12.3 million in 2013, partially offset by an increase in the satellite expenditures related to the EchoStar 105/SES-11 satellite of $11.7 million in 2014.

EBITDA

EchoStar Satellite Services segment EBITDA for the nine months ended September 30, 2014 was $308.6 million, an increase of $141.3 million, or 84.5%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily attributable to an increase of $112.5 million in gross margin and a $34.7 million decrease in loss on impairments due to the impairment of our EchoStar XII satellite in June 2013.  The increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue— other.  “Services and other revenue— other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue— other” also includes revenue associated with satellite and transponder services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

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

Equipment revenue — other.  “Equipment revenue — other” primarily includes the sales of broadband equipment and networks to customers in our enterprise and consumer markets.

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

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, equity in earnings of unconsolidated affiliate, and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2014, there have been no material changes in our risk factors as previously disclosed.

Our capital structure may create conflicts of interest for our board of directors and management, and our board of directors may make decisions that could adversely affect only one group of holders.

Our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Colorado law requires that our board of directors and officers act in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances and in a manner they reasonably believe to be in the best interests of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of shareholders.  Decisions deemed to be in the interests of our company may not always align with the best interest of a particular group of our shareholders when considered independently.  Examples include:

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

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.         EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101

The following materials from the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements.

(H)       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 6, 2014	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Duly Authorized Officer)

Date: November 6, 2014	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)