Form 10-K
period 2014-12-31
Hughes Satellite Systems Corp
filed 2015-02-20
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2014 was $0.

As of February 13, 2015, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

·                  our reliance on our primary customer, DISH Network Corporation (“DISH Network”), for a significant portion of our revenue;

·                  our ability to bring advanced technologies to market to keep pace with our competitors;

·                  significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

·                  the failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

·                  the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors and Item 7. Management’s Narrative Analysis of Results of Operations of this Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I

Item 1.                           BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

We currently operate in two business segments.

·                  Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

·                  EchoStar Satellite Services (“ESS”)— which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture we entered into in 2008, United States (“U.S.”) government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may also be accessed free of charge through the website of our parent company, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.echostar.com.

Item 1A.                  RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition or results of operation could be materially and adversely affected.

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of broadband equipment and services, provision of satellite services and digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and adversely impact our results of operations.

DISH Network accounted for 28.8%, 23.4% and 16.4% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  Our EchoStar Satellite Services segment provides satellite services to DISH Network and DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a significant adverse effect on our business, results of operations, and financial condition.

DISH Network has only certain obligations to continue to purchase certain of our services from our EchoStar Satellite Services segment.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  In addition, because a significant portion of the revenue of our EchoStar Satellite Services segment is derived from DISH Network, the success of our EchoStar Satellite Services segment also depends to a significant degree on the continued success of DISH Network in attracting new subscribers and marketing programming packages and other services.

Furthermore, if we lose DISH Network as a customer, it may be difficult for us to replace, in whole or in part, our historical revenue from DISH Network because there are a relatively small number of potential customers for our products and services, and we have had limited success in attracting such potential customers in the past.  Historically, many potential customers of our EchoStar Satellite Services segment have perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared services).  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

We could face decreased demand and increased pricing pressure to our products and services due to competition.

·                  Our satellite services business competes against larger, well-established satellite service companies, such as Intelsat S.A., SES S.A., Telesat Canada, and Eutelsat Communications S.A.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance.  Our satellite services business also competes with fiber optic cable and other terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed.

·                  In our consumer market, we face competition primarily from digital subscriber line (“DSL”) and cable internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

·                  In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  The network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.  As the prices of our products decrease, we will need to sell more products and/ or reduce the per-unit costs to improve or maintain our results of operations. The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out.  It may become more difficult for us to compete with terrestrial providers as the number of these areas increases and the cost of their network and hardware services declines.  Terrestrial networks also have a competitive edge because of lower latency for data transmission.

We may have available satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

We have available satellite capacity in our EchoStar Satellite Services segment.  While we are currently evaluating various opportunities to make profitable use of our satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), we do not have firm plans to utilize all of our satellite capacity.  There can be no assurance that we can successfully develop the business opportunities we currently plan to pursue to utilize this capacity.  If we are unable to lease our satellite capacity to third parties, including DISH Network, our margins could be negatively impacted and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog, as well as anticipated future business.  If future demand does not meet our expectations, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations or we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  If we only purchase satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America. In addition, the fixed satellite service (“FSS”) industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by the FSS providers, our business and results of operations could be adversely affected.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

·                  Components.  A limited number of suppliers and in some cases a single supplier manufacture some of the key components required to build our products.  These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply.  If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis.  In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.

·                  Commodity Price Risk.  Fluctuations in pricing of raw materials have the ability to affect our product costs.  Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

·                  Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

·                  Installation and customer support services.  Each of our North American and international operations utilizes a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by offshore call centers.  Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the U.S. accounted for approximately 18.7%, 20.5% and 22.0% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  Collectively, we expect our foreign operations to continue to represent a significant portion of our business.  We have operations in Brazil, Canada, Germany, India, Italy, Mexico, the Russian Federation, the United Arab Emirates and the United Kingdom, among other nations.  Over the last 10 years, we have sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

·                  Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation.  We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships.  Many foreign legal regimes restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities.  Applicable law in such foreign countries may also limit our ability to distribute or access our assets in certain circumstances.  In such event, we will not have access to the cash flow and assets of our subsidiaries and joint ventures.

·                  Difficulties in following a variety of laws and regulations related to foreign operations.  Our international operations are subject to the laws of many different jurisdictions that may differ significantly from U.S. law.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.  Our policies mandate compliance with these laws.  However, we operate in many parts of the world that have experienced corruption to some degree.  Compliance with these laws may lead to increased operations costs or loss of business opportunities.  Violations of these laws could result in fines or other penalties or sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

·                  Restrictions on space station landing rights/coordination.  Satellite market access and landing rights are dependent on the national regulations established by foreign governments, including, but not limited to: (a) national authorization, coordination requirements and registration requirements for satellites; and (b) reporting requirements of national telecommunications regulators with respect to service provision and satellite performance.  Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries. If that were to be the case, we could be subject to sanctions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  The failure to obtain the authorizations necessary to operate satellites internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

·                  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the burden of creating and maintaining additional facilities and staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for “free,” which may impact our revenue.  In addition, if we ever need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

·                  Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control laws and regulations of the U.S. and other countries.  U.S. laws and regulations applicable to us include the Arms Export Control Act, the ITAR, the EAR and the trade sanctions laws and regulations administered by the OFAC.  The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR.  Other items are controlled for export by the DDTC under ITAR.  We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

·                  Changes in exchange rates between foreign currencies and the U.S. dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  These fluctuations in currency exchange rates have affected, and may in the future affect, revenue, profits and cash earned on international sales.  In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

·                  Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war.  As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes.  Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

·                  Competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors.  Many of the countries in which we conduct business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider.  We face competition from these favored and entrenched companies in countries that have not deregulated.  The slower pace of deregulation in these countries, particularly in Asia and Latin America, has adversely affected the growth of our business in these regions.

·                  Customer credit risks.  Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in certain of the foreign countries in which we operate.

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

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire other businesses or technologies or partner with other companies that could complement, enhance or expand our current business or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

·      the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

·      the ability and capacity of our management team to carry out all of our business plans, including with respect to our existing businesses and any businesses we acquire or embark on in the future;

·      possible adverse effects on our operating results during the integration process;

·      exposure to significant financial losses if the transactions and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction;

·      the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments; and

·      the risks associated with complying with regulations applicable to the acquired business which may cause us to incur substantial expenses.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any capital expenditures that we otherwise may have made.

We may not be able to generate cash to meet our debt service needs or fund our operations.

We have outstanding $1.10 billion of senior secured notes (the “Secured Notes”) and $900.0 million of senior unsecured notes (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), which are due in 2019 and 2021, respectively.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs.  If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We may not be able to implement any of these remedies on satisfactory terms, or at all.  The indentures governing the Notes also limit our ability to dispose of assets and use the proceeds from such dispositions.  Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.

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

The indentures governing the Notes contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

·                  pay dividends or make distributions on our capital stock or repurchase our capital stock;

·                  incur additional debt;

·                  make certain investments;

·                  create liens or enter into sale and leaseback transactions;

·                  merge or consolidate with another company;

·                  transfer and sell assets;

·                  enter into transactions with affiliates; and

·                  allow to exist certain restrictions on the ability of certain subsidiaries of us to pay dividends, make distributions, make other payments, or transfer assets to us or our subsidiaries.

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on our business or prospects.  If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes.  We and certain of our subsidiaries have pledged a significant portion of our assets as collateral under the indenture governing the Secured Notes.  If we do not have enough cash to service our debt or fund other liquidity needs, we may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital.  We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all, which could result in the trustee declaring the Notes to be immediately due and payable and/or foreclosing on the collateral.

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

Pursuant to the terms of our preferred tracking stock and related agreements and policies, we could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the HSSC Group (see Note 2 in the notes to consolidated financial statements in Item 15 of this report for a further discussion of the tracking stock, the HSSC Group and the Hughes Retail Group) and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. Although the Policy Statement generally requires that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

We generally do not carry in-orbit insurance on any of our satellites, other than SPACEWAY 3, EchoStar XV, EchoStar XVI and EchoStar XVII, and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance premiums is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

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

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations.  Such relocation would require FCC approval.  We cannot be certain that we could obtain such FCC approval.  In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without a substantial utilization of fuel.  Any such utilization of fuel would reduce the operational life of the replacement satellite.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Construction and launch delays could materially and adversely affect our ability to generate revenue.  One of our primary launch services providers is a Russian Federation state-owned company.  Recent ongoing political events, including the imposition of sanctions, have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we generally have not carried launch insurance for the launch of our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance premiums uneconomical.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite transmissions and the use of frequencies often are dependent on coordination with other satellite systems operated by U.S. or foreign satellite operators, including governments, and it can be difficult to determine the outcome of these coordination agreements with these other entities and governments.  The impact of a coordination agreement may result in the loss of rights to the use of certain frequencies or access to certain markets.  The significance of such a loss would vary and it can therefore be difficult to determine which portion of our revenue will be impacted.

Furthermore, the satellite coordination process is conducted under the guidance of the International Telecommunications Union (“ITU”) radio regulations and the national regulations of the satellites involved in the coordination process.  These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

We may face interference from other services sharing satellite spectrum.

The FCC and some other regulators have adopted rules or may adopt rules in the future that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as direct broadcast satellite (“DBS”) and FSS. The FCC has also authorized the use of multichannel video and data distribution service (“MVDDS”) in the DBS band. Several MVDDS systems are now being commercially deployed. Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral (“SS/L”) and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, United Launch Alliance, Space Exploration and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe.  In addition, patent applications in the U.S. and foreign countries are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware.  Further, the process of determining definitively whether a patent claim is valid and whether a particular product infringes a valid patent claim often involves expensive and protracted litigation, even if we are ultimately successful on the merits.  We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement cases can be substantial, and in certain circumstances, can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions and may assert our own actions against parties we suspect of infringing our patents and trademarks.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid, or that our products and services do not infringe on these rights.  We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.  The legal costs associated with defending patent suits and pursuing patent claims against others may be borne by us if we are not awarded reimbursement through the legal process.  Please see Item 3. Legal Proceedings of this Annual Report on Form 10-K.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business and damage our reputation, which could have a material adverse effect on our financial condition and operating results.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  An increasing number of companies recently disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks.  Our networks and those of our third-party service providers and our customers may also be vulnerable to such security breaches and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, falsification and accidental release or loss of information maintained on our information technology systems and networks, including customer, personnel and vendor data.  If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations.  We may also be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.  In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

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

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other entities, and in foreign countries by similar entities and internationally by the ITU.  These regulations are subject to the political process and do change, for political and other reasons, from time to time.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and the distribution and ownership of programming services and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our satellite licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  There can be no assurance that the FCC or other regulators will continue granting applications for new earth stations or for the renewal of existing ones.  If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of a replacement spectrum.  In addition, the legislative and executive branches of the U.S. government often consider legislation and regulatory requirements that could affect us, as could the actions that the FCC and foreign regulatory bodies take.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Because our customer contracts often include both telecommunications services, which create obligations to contribute to the Universal Service Fund (“USF”), and other goods and services which do not, it can be difficult to determine what portion of our revenue forms the basis for our required contribution to the USF and the amount that we can recover from our customers.  If the FCC, which oversees the USF, or a court or other governmental entity were to determine that we computed our USF contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties.  In addition, the FCC is considering substantial changes to its USF contribution and distribution rules.  These changes could impact our future contribution obligations and those of third parties that provide communication services to our business.  Any such change to the USF contribution rules could adversely affect our costs of providing service to our customers.  In addition, changes to the USF distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

OTHER RISKS

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 34.1% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by Mr. Ergen into Class A Common Stock) and possesses approximately 62.4% of the total voting power.  Mr. Ergen’s beneficial ownership of EchoStar, in each case, excludes 1,636 shares of EchoStar’s Class A Common Stock and 15,188,445 shares of its Class A Common Stock issuable upon conversion of shares of its Class B Common Stock currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 15.5% of EchoStar’s total equity securities (assuming conversion of only the Class B Common Stock held by such trusts into Class A Common Stock) and possess approximately 29.1% of EchoStar’s total voting power.  Thus, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and, therefore, is not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

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

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

·                  Cross officerships, directorships and stock ownership.  We have certain overlap in directors and executive officers with DISH Network, which may lead to conflicting interests.  EchoStar’s Board of Directors includes persons who are members of the Board of Directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of DISH Network, EchoStar and us.  The executive officers and the members of EchoStar’s Board of Directors who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of EchoStar’s directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen.  Furthermore, DISH Network holds shares of preferred tracking stock of EchoStar and us that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.  Furthermore, Charles W. Ergen, our Chairman is employed by both DISH Network and EchoStar.

·                  Intercompany agreements with DISH Network.  EchoStar entered into agreements with DISH Network pursuant to which DISH Network provides EchoStar and us certain professional services, for which EchoStar pays DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  In addition, EchoStar entered into a number of intercompany agreements covering matters such as tax sharing and its responsibility for certain liabilities previously undertaken by DISH Network for certain of its businesses.  EchoStar also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar.  In addition, DISH

Network or its affiliates will continue to enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

·                  Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  In addition, pursuant to a distribution agreement with dishNET Satellite Broadband, LLC (“dishNET”), a wholly-owned subsidiary of DISH Network, DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes segment’s broadband internet service under the dishNET brand which could compete with sales by our Hughes segment.  DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

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

We rely on EchoStar for a substantial portion of our administrative and management functions and services including human resources-related functions, accounting, tax administration, legal, external reporting, treasury administration, internal audit and insurance functions, information technology and telecommunications services and other support services.  While we have access to certain of Hughes Communications’ infrastructure, we do not have systems and resources in place to perform all these functions or services.  Instead, we generally receive these services pursuant to an arrangement between us and EchoStar.  EchoStar in turn receives certain of these services from DISH Network pursuant to a professional services agreement entered into between them.  We anticipate continuing to rely upon DISH Network to provide many of these services.  If our intercompany arrangement with EchoStar were to terminate, or if EchoStar no longer receives certain services from DISH Network, we would need to obtain agreements with third-party service providers or obtain additional internal resources, neither of which may be available on acceptable terms or at all.

The preferred tracking stock in our capital structure may create conflicts of interest for our board of directors and management, and our board of directors may make decisions that could adversely affect only one group of holders.

Our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Colorado law requires that our board of directors and officers act in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances and in a manner they reasonably believe to be in the best interest of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of shareholders.  Decisions deemed to be in the interest of our company may not always align with the best interest of a particular group of our shareholders when considered independently.  Examples include, but not limited to:

·                  decisions as to the terms of any business relationships that may be created between the HSSC Group and the Hughes Retail Group and the terms of any reattributions of assets between the groups;

·                  decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

·                  decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

·                  decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups; and

·                  decisions as to the disposition of assets of either of our groups.

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

Our board of directors has adopted a policy statement (the “Policy Statement”) regarding the relationships between the HSSC Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items. Our board of directors may at any time change or make exceptions to the Policy Statement with only the consent of holders of a majority of the outstanding shares of Hughes Retail Preferred Tracking Stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving the Company or a sale of substantially all of our assets, no approval from our common shareholders is required with respect to the changes or exceptions to these policies.  A decision to change, or make exceptions to the Policy Statement or adopt additional policies could disadvantage one group while advantaging the other.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”), EchoStar Satellite Services segment (“ESS”), and to our other operations and administrative functions (“Other”).  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (4)	Segment(s) Using Property	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Germantown
American Fork, Utah	Hughes	Leased	Office space and engineering offices
Toronto, Canada	Hughes	Leased	Subleased
Barueri, Brazil (1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices
Griesheim, Germany (1)	Hughes	Leased	Office space, shared hub, operations, warehouse
Bangalore, India (2)	Hughes	Leased	Office space and guest house
Gurgaon, India (1)(2)	Hughes	Leased	Subsidiary’s corporate headquarters, shared hub, operations, development center and warehouse
Mumbai, India (2)	Hughes	Leased	Warehouse and office space
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Rome, Italy	Hughes	Leased	Sales office
Moscow, Russia	Hughes	Leased	Sales office
Dubai, UAE	Hughes	Leased	Sales office
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering lab, network operations and shared hubs
Gilbert, Arizona (1)(3)	ESS	Leased	Digital broadcast operations center
Monee, Illinois (1)(3)	ESS	Leased	Regional digital broadcast operations center
Orange, New Jersey (1)(3)	ESS	Leased	Regional digital broadcast operations center
Black Hawk, South Dakota (1)(3)	ESS	Leased	Spacecraft autotrack operations center
New Braunfels, Texas (1)(3)	ESS	Leased	Regional digital broadcast operations center
Mt Jackson, Virginia (1)(3)	ESS	Leased	Regional digital broadcast operations center
Spokane, Washington (1)(3)	ESS	Leased	Regional digital broadcast operations center
Cheyenne, Wyoming (1)(3)	ESS	Leased	Digital broadcast operations center
Kankakee, Illinois (1)(3)	ESS	Owned	Regional digital broadcast operations center
Mustang Ridge, Texas (1)(3)	ESS	Owned	Micro digital broadcast center
Winchester, Virginia (1)(3)	ESS	Owned	Regional digital broadcast operations center
Englewood, Colorado (3)	Hughes/ ESS/Other	Owned	Corporate headquarters, gateways

(1)   We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)   These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)   These properties are owned by EchoStar Corporation or its subsidiaries.

(4)         In addition to the above properties, we have multiple gateways throughout the Western part of the U.S. that support the SPACEWAY 3, EchoStar XVII, and EchoStar XIX satellites.

Item 3.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 13 in the notes to consolidated financial statements in Item 15 of this report.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 17, 2015, all of our 1,000 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. On December 20, 2013, we amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock. As of February 17, 2015, 81.128 shares of our preferred stock were issued and outstanding.

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

Item 7.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States dollars. The following management’s narrative analysis of results of operations should be read in conjunction with the consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Annual Report on Form 10-K for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in two business segments, which are differentiated primarily by their operational focus:  Hughes and EchoStar Satellite Services. These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for HSS is the Company’s Chief Executive Officer.

Highlights from our financial results are as follows:

2014 Consolidated Results of Operations for the Year Ended December 31, 2014

·                  Revenue of $1.81 billion

·                  Operating income of $326.1 million

·                  Net income of $102.6 million

·                  Net income attributable to HSS of $101.2 million

·                  EBITDA of $781.5 million (See non-GAAP reconciliation in Note 14 in the notes to consolidated financial statements in Item 15 of this report.)

Consolidated Financial Condition as of December 31, 2014

·                  Total assets of $4.66 billion

·                  Total liabilities of $3.29 billion

·                  Total stockholders’ equity of $1.37 billion

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

·                  Cash, cash equivalents and current marketable investment securities of $620.5 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  In March 2013, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the second quarter of 2016.  EchoStar XIX is our next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our broadband services to the consumer market in North America. The costs associated with the construction and launch of EchoStar XIX are included in “All Other and Eliminations” in our segment reporting.

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

In April 2014, EchoStar entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, the fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments during the construction period.  The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and creates a platform to potentially allow for further development of our spectrum in Brazil.

As of December 31, 2014, 2013 and 2012 our Hughes segment had approximately 977,000, 860,000, and 636,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in 2014 compared to the same period in 2013 primarily due to satellite beams servicing certain areas reaching its capacity.  Our average monthly subscriber churn in 2014 remained at the same level as compared to the same period in 2013, however, total disconnects increased due to the increased number of subscribers.  As a result, for the year ended December 31, 2014, net subscriber additions of 117,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of December 31, 2014 and 2013, our Hughes segment had approximately $1.26 billion and $1.15 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  Of the total contracted revenue backlog as of December 31, 2014, we expect to recognize approximately $407.9 million of revenue in 2015.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its 16 owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation (“DISH Network”), Dish Mexico, S. de R.L. de C.V., U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers and private enterprise customers.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  The satellite we currently have under construction is expected to ultimately produce revenue once launched and placed into operation, and therefore, factors that interfere with our construction and launch schedules will impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite services on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.

As of December 31, 2014 and 2013, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.71 billion and $1.14 billion, respectively.  The increase in backlog is primarily the result of additional satellite services on EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV provided to DISH Network beginning March 1, 2014, as part of the Satellite and Tracking Stock Transaction.  See Note 2 in the notes to consolidated financial statements in Item 15 of this report for a further discussion of the Satellite and Tracking Stock Transaction.  Of the total contracted revenue backlog as of December 31, 2014, we expect to recognize approximately $398.1 million of revenue in 2015.

New Business Opportunities

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	For the Years Ended December 31,		Variance
Statement of Operations Data (1)	2014	2013	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$1,077,101	$987,023	$90,078	9.1
Services and other revenue - DISH Network	487,985	291,924	196,061	67.2
Equipment revenue - other	210,948	194,825	16,123	8.3
Equipment revenue - DISH Network	31,943	69,119	(37,176)	(53.8)
Total revenue	1,807,977	1,542,891	265,086	17.2
Costs and Expenses:
Cost of sales - services and other	535,918	502,134	33,784	6.7
% of Total services and other revenue	34.2%	39.3%
Cost of sales - equipment	209,022	237,103	(28,081)	(11.8)
% of Total equipment revenue	86.1%	89.8%
Selling, general and administrative expenses (including DISH Network)	264,610	239,264	25,346	10.6
% of Total revenue	14.6%	15.5%
Research and development expenses	20,192	21,845	(1,653)	(7.6)
% of Total revenue	1.1%	1.4%
Depreciation and amortization	452,138	403,476	48,662	12.1
Impairment of long-lived assets	—	34,664	(34,664)	(100.0)
Total costs and expenses	1,481,880	1,438,486	43,394	3.0
Operating income	326,097	104,405	221,692	*
Other Income (Expense):
Interest income	3,234	7,487	(4,253)	(56.8)
Interest expense, net of amounts capitalized	(191,258)	(197,062)	5,804	(2.9)
Other, net	4,604	14,822	(10,218)	(68.9)
Total other expense, net	(183,420)	(174,753)	(8,667)	5.0
Income (loss) before income taxes	142,677	(70,348)	213,025	*
Income tax benefit (provision), net	(40,095)	35,525	(75,620)	*
Net income (loss)	102,582	(34,823)	137,405	*
Less: Net income attributable to noncontrolling interests	1,389	876	513	58.6
Net income (loss) attributable to HSS	$101,193	$(35,699)	$136,892	*

Other Data:
EBITDA	$781,450	$521,827	$259,623	49.8
Subscribers, end of period	977,000	860,000	117,000	13.6

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 26 and 27

Services and other revenue — other.  “Services and other revenue — other” totaled $1.08 billion for the year ended December 31, 2014, an increase of $90.1 million or 9.1%, compared to the same period in 2013.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2014 increased by $94.6 million, or 10.4%, to $1.00 billion compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international customers.

Services and other revenue— other from our EchoStar Satellite Services segment for the year ended December 31, 2014 decreased by $5.8 million, or 7.0%, to $77.1 million compared to the same period in

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

2013.  The decrease was mainly due to a decrease of $5.4 million in sales of uplink services in 2014 compared to the same period in 2013.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $488.0 million for the year ended December 31, 2014, an increase of $196.1 million or 67.2%, compared to the same period in 2013.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2014 increased by $36.0 million, or 80.4%, to $80.8 million compared to the same period in 2013.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our distribution agreement with dishNET Satellite Broadband, LLC (“dishNET”), a wholly-owned subsidiary of DISH Network.

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2014 increased by $160.1 million, or 64.8%, to $407.2 million compared to the same period in 2013.  The increase was mainly due to an increase of $147.9 million in revenue recognized from certain satellite services provided to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase of $15.7 million from the renewal of our satellite agreement related to services provided by the EchoStar VIII satellite to DISH Network that expired in the first quarter of 2013 and was renewed in the second quarter of 2013. The increases were offset partially by a decrease of $3.5 million attributable to the amended telemetry, tracking and control (“TT&C”) agreement where we no longer provide TT&C services to DISH Network on the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.

Equipment revenue — other.  “Equipment revenue — other” totaled $210.9 million for the year ended December 31, 2014, an increase of $16.1 million or 8.3% compared to the same period in 2013.  The increase was mainly from our Hughes segment generating higher telecom systems equipment sales of $27.2 million and higher equipment sale of $4.8 million to our international enterprise customers.  The increase was partially offset by a decrease in sales of broadband equipment of $15.5 million primarily due to lower sales to our consumer and domestic enterprise markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $31.9 million for the year ended December 31, 2014, a decrease of $37.2 million, or 53.8%, compared to the same period in 2013.  The decrease from our Hughes segment and was primarily due to lower sales of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $535.9 million for the year ended December 31, 2014, an increase of $33.8 million, or 6.7%, compared to the same period in 2013.  The increase was primarily attributable to an increase in sales of broadband services to our consumer and international enterprise customers in our Hughes segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $209.0 million, for the year ended December 31, 2014, a decrease of $28.1 million, or 11.8%, compared to the same period in 2013.  The decrease was primarily attributable to reductions in (i) equipment costs of $28.6 million resulting from lower sales of broadband equipment to dishNET and (ii) equipment development costs of $6.0 million for DISH Network as compared to the same period in 2013.  These decreases were partially offset by higher equipment costs associated with the increase in sales of broadband equipment to our international enterprise customers and telecom systems equipment.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $264.6 million for the year ended December 31, 2014, an increase of $25.3 million or 10.6%, compared to the same period in 2013.  The increase was mainly due to a $16.3 million increase in marketing expenses primarily in our Hughes segment and an increase of $8.7 million in other general and administration expenses.

Research and development.  “Research and development” expenses totaled $20.2 million for the year ended December 31, 2014, a decrease of $1.7 million or 7.6%, compared to the same period in 2013.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

related development contracts.  The decrease was primarily due to a $6.1 million increase in the development of software projects for products and features to be marketed or sold to customers that were eligible to be capitalized.

Depreciation and amortization.  “Depreciation and amortization” expense totaled $452.1 million for the year ended December 31, 2014, an increase of $48.7 million or 12.1%, compared to the same period in 2013.  The increase was primarily related to an increase in depreciation of $39.7 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation of $18.6 million associated with customer rental equipment from our Hughes segment. The increase was partially offset by a decrease in depreciation of $5.7 million due to the impairment of the EchoStar XII satellite’s carrying amount that occurred in the second quarter of 2013.

Impairment of long-lived assets.  “Impairment of long-lived assets” totaled zero for the year ended December 31, 2014, a decrease of $34.7 million, compared to the same period in 2013 due to the impairment of our EchoStar XII satellite of $34.7 million in June 2013.  See Note 8 in the notes to consolidated financial statements for further discussion of the impairment in the second quarter of 2013.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $191.3 million for the year ended December 31, 2014, a decrease of $5.8 million or 2.9%, compared to the same period in 2013, primarily related to the decrease in interest expense of our capital leased satellites.

Other, net.  “Other, net” totaled $4.6 million for the year ended December 31, 2014, a decrease of $10.2 million or 68.9%, compared to the same period in 2013.  The decrease was primarily attributable to a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million in 2013 resulting from the conversion of one of our investments into a marketable investment security. The decrease was partially offset by an increase of $0.6 million in foreign exchange gains.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA was $781.5 million for the year ended December 31, 2014, an increase of $259.6 million or 49.8%, compared to the same period in 2013. The increase was primarily due to an increase in operating income, excluding depreciation and amortization and the net income attributable to noncontrolling interests, of $1.4 million. The increase was partially offset by a non-recurring gain of $6.7 million recognized in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite and a reduction in gains of $2.6 million recognized in 2013 resulting from a conversion of one of our investments into a marketable investment security. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Income (loss) before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
EBITDA	$781,450	$521,827	$259,623	49.8
Interest income and expense, net	(188,024)	(189,575)	1,551	(0.8)
Depreciation and amortization	(452,138)	(403,476)	(48,662)	12.1
Net income attributable to noncontrolling interests	1,389	876	513	58.6
Income (loss) before income taxes	$142,677	$(70,348)	$213,025	*

* Percentage is not meaningful.

Income tax benefit (provision), net.  Income tax expense totaled $40.1 million for the year ended December 31, 2014, a decrease of $75.6 million, compared to an income tax benefit of $35.5 million for the same period in 2013.  Our effective income tax rate was 28.1% for the year ended December 31, 2014 compared to 50.5% for the same period in 2013.  The variation in our current year effective tax rate from a U.S. federal statutory rate for the current period was primarily due to current year research and experimentation credits and a lower effective state tax rate. For the same period in 2013, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the research and experimentation tax credits and reinstatement of the research and experimentation tax credit for 2012, as provided by the American Taxpayer Relief Act enacted on January 2, 2013.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Net income (loss) attributable to HSS.  Net income attributable to HSS was $101.9 million for the year ended December 31, 2014, an increase of $137.6 million, compared to a net loss attributable to HSS of $35.7 million for the same period in 2013.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $221.7 million, partially offset by an increase in income tax expense of $74.9 million, a gain of $6.7 million recognized in 2013 as a result of a reduction of the capital lease obligation for the AMC-16 satellite, and a reduction in gains of $2.6 million resulting from the conversion of one of our investments into a marketable investment security in 2013.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

		EchoStar	All
		Satellite	Other and	Consolidated
For the Year Ended December 31, 2014	Hughes	Services	Eliminations	Total
	(In thousands)
Total revenue	$1,327,718	$484,455	$(4,196)	$1,807,977
Capital expenditures	$218,607	$28,734	$—	$247,341
EBITDA	$356,871	$419,442	$5,137	$781,450

For the Year Ended December 31, 2013
Total revenue	$1,218,126	$330,177	$(5,412)	$1,542,891
Capital expenditures	$186,561	$12,700	$—	$199,261
EBITDA	$281,513	$235,993	$4,321	$521,827

Hughes Segment

	For the Year Ended
	December 31		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$1,327,718	$1,218,126	$109,592	9.0
Capital expenditures	$218,607	$186,561	$32,046	17.2
EBITDA	$356,871	$281,513	$75,358	26.8

Revenue

Hughes segment total revenue for the year ended December 31, 2014 increased by $109.6 million, or 9.0%, compared to the same period in 2013, primarily due to an increase in service revenue of $94.6 million mainly attributable to an increase in sales of broadband services to our consumer and international customers, an increase of $36.0 million in service revenue from DISH Network as a result of the increase in wholesale subscribers on dishNET and an increase in other equipment revenue of $16.1 million.  The increase in revenue was partially offset by a decrease in equipment revenue from DISH Network of $37.2 million.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2014 increased by $32.0 million, or 17.2%, compared to the same period in 2013, primarily due to an increase in expenditures related to EUTELSAT 65 West A and the EchoStar XIX ground infrastructure.  Capital expenditures for the construction and launch of EchoStar XIX are reported in “All Other and Eliminations” in our segment reporting.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2014 was $356.9 million, an increase of $75.4 million or 26.8%, compared to the same period in 2013.  The increase was primarily attributable to a $104.6 million increase

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

in gross margin, partially offset by a $26.0 million increase in selling, general and administrative expenses and a gain of $2.6 million in connection with the settlement of certain accounts receivables in 2013.

EchoStar Satellite Services Segment

	For the Year Ended
	December 31		Variance
	2014	2013	Amount	%
	(Dollars in thousands)
Total revenue	$484,455	$330,177	$154,278	46.7
Capital expenditures	$28,734	$12,700	$16,034	*
EBITDA	$419,442	$235,993	$183,449	77.7

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2014 increased by $154.3 million, or 46.7%, compared to the same period in 2013, due to a $154.3 million increase in service revenue, primarily related to satellite services provided to DISH Network on the satellites received as part of the Satellite and Tracking Stock Transaction.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2014 increased by $16.0 million, compared to the same period in 2013, primarily due to an increase in the satellite expenditures related to the EchoStar 105/SES-11 satellite of $28.5 million in 2014, partially offset by a decrease in satellite expenditures related to the EchoStar XVI satellite of $12.3 million in 2013.  Capital expenditures for our EchoStar XXI and EchoStar XXIII satellite programs are reported in our corporate and other activities.

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2014 was $419.4 million, an increase of $183.4 million or 77.7%, compared to the same period in 2013.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily attributable to an increase of $154.4 million in gross margin and a $34.7 million decrease in loss on impairments due to the impairment of our EchoStar XII satellite in June 2013.  The increase was partially offset by a non-recurring gain of $6.7 million in 2013 resulting from a reduction of the capital lease obligation for the AMC-16 satellite.

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

Equipment revenue — other.  “Equipment revenue — other” primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” primarily includes sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Impairment of long-lived assets.  “Impairment of long-lived assets” includes our impairment losses related to our property and equipment, goodwill and intangible assets.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including premium amortization and discount accretion on debt securities.

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

Earnings before interest, taxes, depreciation and amortization.  EBITDA is defined as “Net income (loss) attributable to HSS” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income (loss) before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2014, our cash, cash equivalents and current marketable investment securities had a fair value of $620.5 million.  All of that amount was invested in: (a) cash; (b)  commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) variable rate demand notes (“VRDNs”) convertible into cash at par value plus accrued interest generally in five business days or less; (d) debt instruments of the U.S. government and its agencies;  and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $607.9 million as of December 31, 2014, a hypothetical 10% change in average interest rates during 2014 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2014 of 0.4%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2014 would have an insignificant impact to our annual interest income.

Other Investments

As of December 31, 2014, we had $33.0 million of noncurrent nonpublic equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these equity instruments would result in a decrease of approximately $3.3 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies, and it is, therefore, exposed to fluctuations in foreign currency exchange rates.  Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions.  As of December 31, 2014, we had $12.6 million of foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $5.0 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of December 31, 2014.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $9.3 million as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.      OTHER INFORMATION

None

PART III

Item 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2015.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2014.  EchoStar Corporation’s (“EchoStar”) Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if EchoStar’s Board of Directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014	2013
Audit fees (1)	$1,467,801	$1,546,976
Audit-related fees (2)	26,434	159,536
Total audit and audited related fees	1,494,235	1,706,512
Tax fees	22,987	22,661
Total fees	$1,517,222	$1,729,173

(1)         Consisted of fees paid by us for the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013 and for other services provided to us during 2014 and 2013, including the review of our quarterly consolidated financial statements and statutory audits of our foreign subsidiaries.

(2)         Consisted of fees for audit of financial statements and certain fees for other services that are normally provided by the accountant in connection with registration statement filings, issuance of consents and professional consultations with respect to accounting issues.

(3)         Consisted of fees for professional services rendered by the accountant in connection with tax compliance, tax advice and tax planning.

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

Requests are submitted to EchoStar’s Audit Committee in one of the following ways:

·                  Request for approval of services at a meeting of EchoStar’s Audit Committee; or

·                  Request for approval of services by members of EchoStar’s Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  Fees paid by us to KPMG LLP for services rendered in 2014 and 2013 were pre-approved by EchoStar’s Audit Committee.

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

3.1(c)*

Articles of Amendment of Hughes Satellite Systems Corporation, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1(c) to the Annual Report on Form 10-K of Hughes Satellite Systems Corporation, filed February 21, 2014, Commission File No. 222-179121.

3.1(d)*

Articles of Amendment of Hughes Satellite Systems Corporation, dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-K of Hughes Satellite Systems Corporation, filed February 21, 2014, Commission File No. 333-179121)..

3.1(e)*

Articles of Amendment of Hughes Satellite Systems Corporation, dated as of March 1, 2014 (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation, filed May 9, 2014, Commission File No. 333-179121).

Exhibit No.	Description
3.2*	Bylaws of EH Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Registration No. 333-179121).

3.3*

Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of the Hughes Retail Preferred Tracking Stock, dated February 28, 2014 (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation, filed May 9, 2014, Commission File No. 333-179121).

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

10.24*	Amended and Restated EchoStar Corporation 2008 Non-Employee Director Stock Option

Exhibit No.	Description
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

10.35*	Employment Agreement, dated as of April 23, 2005 by and between Hughes Network

Exhibit No.	Description
Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).**

10.36*

Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc., filed March 3, 2011 (File No. 001-33040)).**

10.37*

First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Hughes Satellite Systems Corporation, filed February 20, 2013, File No. 333-179121).***

10.48*

Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 9, 2014, Commission File No. 001-33807).***

10.49*

Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 9, 2014, Commission File No. 001-33807).***

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1 (H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101

The following materials from the Annual Report on Form 10-K of Hughes Satellite Systems Corporation for the year ended December 31, 2014, filed on February 20, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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
David J. Rayner
Executive Vice President, Chief Financial Officer, and Treasurer

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 20, 2015
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer, and Treasurer	February 20, 2015
David J. Rayner	(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman and Director	February 20, 2015
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	February 20, 2015
Dean A. Manson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hughes Satellite Systems Corporation:

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado
February 20, 2015

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$225,557	$163,709
Marketable investment securities	394,992	116,860
Trade accounts receivable, net of allowance for doubtful accounts of $11,950 and $10,737, respectively	140,193	132,955
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	19,249	68,091
Deferred tax assets	157,949	63,786
Inventory	51,597	56,993
Prepaids and deposits	30,938	27,127
Advances to affiliates, net	736	740
Other current assets	7,625	27,389
Total current assets	1,028,836	657,650
Noncurrent Assets:
Restricted cash and cash equivalents	17,652	15,114
Property and equipment, net of accumulated depreciation of $2,053,636 and $1,676,182, respectively	2,274,568	1,983,281
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	157,100	213,747
Other investments	32,969	30,212
Other noncurrent assets, net	177,628	165,976
Total noncurrent assets	3,635,748	3,384,161
Total assets	$4,664,584	$4,041,811
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$93,783	$91,000
Trade accounts payable - DISH Network	18	5
Current portion of long-term debt and capital lease obligations	39,746	67,300
Advances from affiliates, net	23,792	10,711
Deferred revenue and prepayments	61,063	55,086
Accrued compensation	20,128	19,741
Accrued expenses and other	91,423	84,561
Total current liabilities	329,953	328,404
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,325,417	2,351,572
Deferred tax liabilities	539,560	266,674
Advances from affiliates	8,352	8,221
Other noncurrent liabilities	91,705	62,122
Total noncurrent liabilities	2,965,034	2,688,589
Total liabilities	3,294,987	3,016,993
Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at December 31, 2014 and zero shares issued and outstanding at December 31, 2013	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,361,599	1,106,463
Accumulated other comprehensive loss	(31,346)	(18,644)
Accumulated earnings (deficit)	29,331	(71,862)
Total HSS shareholders’ equity	1,359,584	1,015,957
Noncontrolling interests	10,013	8,861
Total shareholders’ equity	1,369,597	1,024,818
Total liabilities and shareholders’ equity	$4,664,584	$4,041,811

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Services and other revenue - other	$1,077,101	$987,023	$941,804
Services and other revenue - DISH Network	487,985	291,924	211,560
Equipment revenue - other	210,948	194,825	255,636
Equipment revenue - DISH Network	31,943	69,119	23,757
Total revenue	1,807,977	1,542,891	1,432,757
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	535,918	502,134	480,040
Cost of sales - equipment (exclusive of depreciation and amortization)	209,022	237,103	232,690
Selling, general and administrative expenses	264,610	239,264	222,986
Research and development expenses	20,192	21,845	21,264
Depreciation and amortization	452,138	403,476	352,367
Impairment of long-lived assets	—	34,664	22,000
Total costs and expenses	1,481,880	1,438,486	1,331,347
Operating income	326,097	104,405	101,410

Other Income (Expense):
Interest income	3,234	7,487	2,212
Interest expense, net of amounts capitalized	(191,258)	(197,062)	(153,955)
Equity in earnings of unconsolidated affiliate	5,121	4,288	2,540
Other, net (includes reclassification of realized (gains) losses on available- for-sale (“AFS”) securities out of accumulated other comprehensive loss of $32, ($32), and ($13,189), respectively)	(517)	10,534	24,672
Total other expense, net	(183,420)	(174,753)	(124,531)
Income (loss) before income taxes	142,677	(70,348)	(23,121)
Income tax benefit (provision), net	(40,095)	35,525	10,895
Net income (loss)	102,582	(34,823)	(12,226)
Less: Net income (loss) attributable to noncontrolling interests	1,389	876	(35)
Net income (loss) attributable to HSS	$101,193	$(35,699)	$(12,191)

Comprehensive Income (Loss):
Net income (loss)	$102,582	$(34,823)	$(12,226)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,789)	(7,981)	(3,278)
Unrealized gains (losses) on AFS securities and other	(4,182)	2,022	10,936
Recognition of previously unrealized (gains) losses on AFS securities included in net income (loss)	32	(32)	(13,189)
Total other comprehensive loss, net of tax	(12,939)	(5,991)	(5,531)
Comprehensive income (loss)	89,643	(40,814)	(17,757)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,152	(10)	59
Comprehensive income (loss) attributable to HSS	$88,491	$(40,804)	$(17,816)

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Income/	Noncontrolling
	Capital	Loss	(Deficit)	Interests	Total
Balance, January 1, 2012	$1,099,506	$(7,914)	$(23,972)	$9,110	$1,076,730
Stock-based compensation	770	—	—	—	770
Other	—	—	—	168	168
Comprehensive income (loss):
Net loss	—	—	(12,191)	(35)	(12,226)
Foreign currency translation adjustment	—	(3,372)	—	94	(3,278)
Unrealized losses on AFS securities, net and other	—	(2,253)	—	—	(2,253)
Balance, December 31, 2012	1,100,276	(13,539)	(36,163)	9,337	1,059,911
Stock-based compensation	1,769	—	—	—	1,769
Other	4,418	—	—	(466)	3,952
Comprehensive income (loss):
Net income (loss)	—	—	(35,699)	876	(34,823)
Foreign currency translation adjustment	—	(7,095)	—	(886)	(7,981)
Unrealized gains on AFS securities, net and other	—	1,990	—	—	1,990
Balance, December 31, 2013	1,106,463	(18,644)	(71,862)	8,861	1,024,818
Stock-based compensation	3,152	—	—	—	3,152
Issuance of Hughes Retail Group
Tracking Stock Transaction	252,990	—	—	—	252,990
Other	(1,006)	—	—	—	(1,006)
Comprehensive income (loss):
Net income (loss)	—	—	101,193	1,389	102,582
Foreign currency translation adjustment	—	(8,552)	—	(237)	(8,789)
Unrealized losses on AFS securities, net and other	—	(4,150)	—	—	(4,150)
Balance, December 31, 2014	$1,361,599	$(31,346)	$29,331	$10,013	$1,369,597

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$102,582	$(34,823)	$(12,226)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	452,138	403,476	352,367
Equity in earnings of unconsolidated affiliate	(5,121)	(4,288)	(2,540)
Amortization of debt issuance costs	5,813	5,401	5,010
Realized (gains) losses on marketable investment securities and other investments, net.	32	(1,681)	(13,173)
Impairment of long-lived assets	—	34,664	22,000
Stock-based compensation	3,152	1,769	770
Deferred tax expense (benefit)	33,492	(41,107)	(15,369)
Other, net	2,080	(13,518)	(10,876)
Changes in current assets and current liabilities, net:
Trade accounts receivable	(22,424)	54,086	(12,656)
Allowance for doubtful accounts	1,213	(3,520)	(1,850)
Trade accounts receivable - DISH Network	48,842	(31,751)	(3,212)
Inventory	4,883	947	(12,585)
Other current assets	12,992	(3,038)	16,350
Trade accounts payable	597	(26,758)	21,125
Trade accounts payable - DISH Network	13	(6,317)	(3,778)
Accrued expenses and other	21,831	14,720	(28,136)
Changes in noncurrent assets and noncurrent liabilities, net	(8,543)	(26,214)	(8,640)
Net cash flows from operating activities	653,572	322,048	292,581
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(509,814)	(125,802)	(92,727)
Sales and maturities of marketable investment securities	234,970	57,399	317,431
Purchases of property and equipment	(247,341)	(199,261)	(411,220)
Acquisition of regulatory authorizations	—	—	(98,477)
Transfer of regulatory authorization to DISH Network	—	23,148	—
Changes in restricted cash and cash equivalents	(2,538)	12,952	(4,526)
Other, net	(22,990)	(15,052)	(12,772)
Net cash flows from investing activities	(547,713)	(246,616)	(302,291)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(59,835)	(63,506)	(56,525)
Debt issuance costs	—	—	(229)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	10,601	—	—
Contributions from parent	—	10,219	—
Advances from affiliates	—	—	72,538
Other	107	2,716	877
Net cash flows from financing activities	(49,127)	(50,571)	16,661
Effect of exchange rates on cash and cash equivalents	5,116	2,629	4,265
Net increase in cash and cash equivalents	61,848	27,490	11,216
Cash and cash equivalents, beginning of period	163,709	136,219	125,003
Cash and cash equivalents, end of period	$225,557	$163,709	$136,219

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$186,503	$188,169	$192,534
Capitalized interest	$2,168	$—	$45,058
Cash paid to EchoStar for income taxes	$—	$138	$1,007
Cash paid for income taxes	$8,577	$9,151	$8,198
Satellites and other assets financed under capital lease obligations	$1,535	$1,301	$24,355
Capitalized in-orbit incentive obligations	$—	$18,000	$24,950
Reduction of capital lease obligation for AMC-16	$—	$6,694	$12,599
Increase (decrease) in capital expenditures included in accounts payable, net	$4,377	$10,016	$13,325
Transfer of regulatory authorization to EchoStar	$—	$65,535	$—
Net noncash assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$59,644	$—	$—
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$315,643	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                    Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a direct subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.

We currently operate in two business segments.

·                  Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

·                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), and also to Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S”) government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

Note 2.                    Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network  pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

do not affect the amounts reported in our consolidated financial statements, except for the attribution of shareholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statement also does not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

See Note 8 for information about the five satellites received from DISH Network and Note 16 for information regarding the related satellite services agreements with DISH Network.  We provide unaudited attributed financial information for HRG and the HSSC Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group, of which a 28.11% interest was issued as the HSS Tracking Stock and a 51.89% interest was issued as the EchoStar Tracking Stock.  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Also, holders of EchoStar Tracking Stock do not have any direct equity interest in HSS, but have an indirect interest in HSS through EchoStar’s ownership of our outstanding common stock.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.   The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A Common Stock with equivalent market value.

Initial Recording of the Satellite and Tracking Stock Transaction

HSS, EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction (directly or indirectly through EchoStar) at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar.  All of the net assets received by EchoStar as part of the Satellite and Tracking Stock Transaction were immediately transferred to HSS and are being used by our EchoStar Satellite Services segment.  The historical carrying amounts of net assets transferred to HSS, inclusive of the net assets received by EchoStar were as follows:

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

Note 3.                    Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  We use the equity method to account for investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  When we do not have the ability to significantly influence the operating decisions of the investee, the cost method is used.  All significant intercompany balances and transactions have been eliminated in consolidation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred revenue and deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of awards granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and methods for depreciation and amortization of property, equipment and intangible assets, goodwill impairment testing, royalty obligations, and allocations that affect the periodic determination of net income or loss attributable to the Tracking Stock.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.   We review our estimates and assumptions periodically, and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency.  Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates.  The resulting translation adjustments are recorded in other comprehensive income (loss) as “Foreign currency translation adjustments” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains and losses resulting from re-measurement of assets and liabilities denominated in foreign currencies into the functional currency are recognized in “Other, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  We occasionally enter into forward exchange contracts to mitigate foreign currency exchange risks related to certain of our assets and liabilities and forecasted transactions.  We have not designated such contracts as qualified hedges; therefore, changes in the fair values of these derivatives are recognized in earnings.  We recognized net foreign currency transaction losses of $1.6 million, $2.2 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2014 and 2013 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper.  The amortized cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available for-sale, except in certain instances where we have accounted for certain securities as trading securities.  We report our available-for-sale securities at fair value and generally recognize the difference between fair value and amortized cost as “Unrealized gains (losses) on available-for-sale securities and other” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Declines in the fair value of available-for-sale securities that are determined to be other-than-temporary are recognized in earnings, thus establishing a new cost basis for the investment.  We did not record any other-than-temporary losses during the years ended December 31, 2014, 2013, or 2012.  Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net,” respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Dividend income is recognized on the ex-dividend date.

We evaluate our marketable investment securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary.  Our evaluation consists of reviewing, among other things:

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

·                  the fair value of each security compared to its amortized cost;

·                  the length of time and the extent to which the fair value of a security has been lower than amortized cost;

·                  the historical volatility of the price of each security;

·                  any market and company specific factors related to each security; and

·                  our intent and ability to hold the investment to recovery.

Where the fair value of a debt security has declined below its amortized cost, we consider the decline to be other-than-temporary if any of the following factors apply:

·                  we intend to sell the security,

·                  it is more likely than not that we will be required to sell the security before maturity or recovery, or

·                  we do not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security.

We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities.

Other Investment Securities — Cost and Equity Method

Generally, we account for our non-marketable equity investments using either the equity method or cost method of accounting.  It is not practicable to regularly estimate the fair value of our equity securities that are not publicly traded.  We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments.  Such factors may include, but are not limited to unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy.  When we determine that an investment is impaired, and the impairment is other-than-temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Investments in which we own at least 20% of the voting securities or otherwise have significant influence are accounted for using the equity method.  Equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings (losses) of unconsolidated affiliates, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee.  Dividends received from equity method investees reduce the carrying amount of the investment.

Accounts Receivable

We estimate allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors.  Past experience may not be indicative of future collections and therefore additional adjustments could be recognized in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value.  We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories.  We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  For assets held and used in operations, the asset is not recoverable if the carrying amount of the asset exceeds its undiscounted estimated future net cash flows.  When an asset is not recoverable, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed.  We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist.  Our goodwill as of December 31, 2014 consists entirely of goodwill assigned to reporting units of our Hughes segment. We test Hughes goodwill for impairment in the second fiscal quarter.  There are two steps to the goodwill impairment test.  Step one compares the fair value of a reporting unit with its carrying amount, including goodwill.  We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates.  If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss.  We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

Regulatory Authorizations and Other Intangible Assets

At acquisition and periodically thereafter, we evaluate our intangible assets to determine whether their useful lives are finite or indefinite.  We consider our intangible assets to have indefinite lives when no significant legal, regulatory, contractual, competitive, economic, or other factors limit the useful life.

Intangible assets that have finite lives are amortized over their estimated useful lives, ranging from approximately one to 20 years.  When we expect to incur significant costs to renew or extend finite-lived intangible assets, we amortize the total initial and estimated renewal costs over the combined initial and expected renewal terms. In such instances, actual renewal costs are capitalized when they are incurred.  We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as discussed above under “Impairment of Long-lived Assets.”

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment annually or more frequently if circumstances indicate that it is more likely than not that the asset may be impaired.  Costs incurred to renew or extend indefinite-lived intangible assets are expensed as incurred.

Our indefinite-lived intangible assets include Federal Communications Commission (“FCC”) authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively “Regulatory Authorizations”).  We have determined that our FCC authorizations have indefinite useful lives due to the following:

·                  FCC authorizations are non-depleting assets;

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

·                  renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative, and legal environment;

·                  expenditures required to maintain the authorization are not significant; and

·                  we intend to use these authorizations indefinitely.

Income Taxes

We are included in the consolidated federal income tax return of EchoStar. We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities.  Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future.

From time to time, we engage in transactions where the income tax consequences are uncertain.  We recognize tax benefits when, in management’s judgment, a tax filing position is more likely than not of being sustained if challenged by the tax authorities.  For tax positions that meet the more likely than not threshold, we may not recognize a portion of a tax benefit depending on management’s assessment of how the tax position will ultimately be settled.  Unrecognized tax benefits generally are netted against the deferred tax assets associated with our net operating loss carryforwards.  We adjust our estimates periodically based on ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax provision or benefit.

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.  We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

·                  Level 1, defined as observable inputs being quoted prices in active markets for identical assets;

·                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

·                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction for the asset or liability.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the years ended December 31, 2014 or 2013.

As of December 31, 2014 and 2013, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements as the markets for such debt securities are less active.  Trades of identical debt securities on or near the measurement

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of December 31, 2014 and 2013, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $85.8 million and $48.4 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue from the sale of equipment and services generally is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectability is reasonably assured, and the goods have been delivered or services have been rendered.  If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.  Revenue from equipment sales generally is recognized upon shipment to customers.  Revenue from recurring services generally is recognized ratably over the service term.  Upfront fees collected in connection with services to consumer subscribers in our Hughes segment are deferred and recognized as revenue over the estimated subscriber life.

We offer a rebate to qualifying new consumer subscribers in our Hughes segment and reduce related revenue based on an estimate of the number of rebates that will be redeemed.  This estimate is based on historical experience and actual sales during the promotion.

Services and other revenue includes revenue from leases of satellite capacity and equipment. We typically determine based on applicable criteria that our leasing arrangements are operating leases and recognize related revenue on a straight-line basis over the lease term.

In situations where customer offerings represent an arrangement for both services and equipment, revenue elements with standalone value to the customer are separated for revenue recognition purposes based on their selling prices if sold separately. We determine selling prices under a hierarchy that considers vendor specific objective evidence (“VSOE”), third-party evidence and estimated selling prices.  Typically, we derive VSOE from service renewal rates and optional equipment prices specified in customer contracts or we estimate prices based on the gross margin that we ordinarily realize in transactions with similarly situated customers.

In addition to equipment and service offerings, our Hughes segment also enters into contracts to design, develop, and deliver complex telecommunication networks to customers in its enterprise and mobile satellite systems markets.  Those contracts require significant effort to develop and construct the network over an extended time period.  Revenue from such contracts is recognized using the percentage-of-completion method.  Depending on the nature of the arrangement, we measure progress toward contract completion using the cost-to-cost method or the units-of-delivery method.  Under the cost-to-cost method, revenue reflects the ratio of costs incurred to estimated total costs at completion multiplied by the total estimated contract revenue.  Under the units-of-delivery method, revenue and related costs are recognized as products are delivered based on the expected profit for the entire agreement.  Profit margins on long-term contracts are based on estimates of revenue and costs at completion.  We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made.  Estimated losses on contracts are recorded in the period in which they are identified.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Equipment and Services

Cost of equipment primarily consists of materials and direct labor costs associated with the procurement and manufacture of our products and indirect overhead incurred in the procurement and production process, including freight and royalties.  Cost of equipment generally is recognized as products are delivered to customers and related revenue is recognized.  Cost of services primarily consists of costs of digital broadcast operations, transponder capacity service agreements, satellite services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the service provided.  Cost of services are charged to expense as incurred.

Research and Development

Research and development efforts not directly funded by our customers are expensed as incurred.  A significant portion of our research and development efforts have generally been conducted in direct response to the specific requirements of a customer’s order and, accordingly, the amounts for these customer funded development efforts are included in cost of sales.

The portion of our cost of sales, which includes research and development funded by customers for the years ended December 31, 2014, 2013 and 2012 was approximately $25.1 million, $25.1 million and $26.7 million, respectively.  In addition, we incurred $20.2 million, $21.8 million and $21.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, for research and development expenses funded by the Company.

Subscriber Acquisition Costs (“SAC”)

SAC consists of costs paid to third-party dealers and customer service representative commissions on new service activations and hardware upgrades and, in certain cases, the cost of hardware and installation services provided to non-wholesale consumer customers at the inception of service or hardware upgrade.  SAC is deferred when a customer enters into a service agreement and is subsequently amortized over the service agreement term in proportion to when the related service revenue is recognized.  We monitor the recoverability of deferred SAC and are entitled to an early termination fee if the subscriber cancels service prior to the end of the service agreement term.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.  Deferred SAC is included in “Other noncurrent assets, net” in our Consolidated Balance Sheets.

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Internal use capitalized software costs are included in “Property and equipment, net” and externally marketed capitalized software costs are included in “Other noncurrent assets, net” in our Consolidated Balance Sheets.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of December 31, 2014 and 2013, the net carrying amount of externally marketed software was $48.9 million and $31.4 million, respectively.  For the years ended December 31, 2014, 2013 and 2012, we capitalized $23.1 million, $17.0 million and $10.2 million, respectively, of costs related to development of externally marketed software.  For the years ended December 31, 2014, 2013 and 2012, we recorded $5.4 million, $1.7 million and $0.3 million, respectively, of amortization expense relating to our externally marketed software.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  For the years ended December 31, 2014, 2013 and 2012, we incurred advertising expense of $45.2 million, $42.2 million and $40.8 million, respectively.

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

Accumulated other comprehensive income includes cumulative foreign currency translation losses of $29.2 million, $20.6 million and $13.5 million as of December 31, 2014, 2013 and 2012, respectively.

Note 5.                    Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$367,291	$97,807
VRDNs	4,290	7,460
Strategic equity securities	12,669	7,159
Other	10,742	4,434
Total marketable investment securities—current	394,992	116,860
Other investments—noncurrent:
Cost method	15,438	15,438
Equity method	17,531	14,774
Total other investments—noncurrent	32,969	30,212
Total marketable and other investments	$427,961	$147,072

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, all of which are classified as available-for-sale.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. The value of our investment portfolio depends on the value of such shares of common stock.  We did not receive any dividend income for the years ended December 31, 2014, 2013 and 2012.

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of December 31, 2014
Debt securities:
Corporate bonds	$367,949	$8	$(666)	$367,291
VRDNs	4,290	—	—	4,290
Other	10,741	1	—	10,742
Equity securities - strategic	14,176	1,718	(3,225)	12,669
Total marketable investment securities	$397,156	$1,727	$(3,891)	$394,992
As of December 31, 2013
Debt securities:
Corporate bonds	$97,846	$25	$(64)	$97,807
VRDNs	7,460	—	—	7,460
Other	4,433	1	—	4,434
Equity security - strategic	4,834	2,325	—	7,159
Total marketable investment securities	$114,573	$2,351	$(64)	$116,860

As of December 31, 2014, restricted and non-restricted marketable investment securities included debt securities of $280.0 million with contractual maturities of one year or less and $102.3 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

our ability to sell these securities prior to their contractual maturity.

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

	As of December 31,
	2014		2013
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$357,887	$(3,891)	$75,987	$(64)
Total	$357,887	$(3,891)	$75,987	$(64)

Sales of Marketable Investment Securities

We recognized minimal gains and losses from the sales of our available-for-sale marketable investment securities for the years ended December 31, 2014, 2013 and 2012.

Proceeds from sales of our available-for-sale marketable investment securities totaled $42.8 million, $8.6 million and $155.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of December 31, 2014 and 2013, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2014			2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$148,645	$18,926	$129,719	$115,635	$8,665	$106,970
Debt securities:
Corporate bonds	$367,291	$—	$367,291	$97,807	$—	$97,807
VRDNs	4,290	—	4,290	7,460	—	7,460
Other	10,742	—	10,742	4,434	—	4,434
Equity securities - strategic	12,669	12,669	—	7,159	7,159	—
Total marketable investment securities	$394,992	$12,669	$382,323	$116,860	$7,159	$109,701

In 2014, 2013 and 2012 we did not have any investments that were accounted for using the fair value method.

Note 6.                    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$135,609	$136,063
Contracts in process, net	16,534	7,629
Total trade accounts receivable	152,143	143,692
Allowance for doubtful accounts	(11,950)	(10,737)
Trade accounts receivable - DISH Network	19,249	68,091
Total trade accounts receivable, net	$159,442	$201,046

As of December 31, 2014 and 2013, progress billings offset against contracts in process amounted to $2.5 million and $2.6 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7.                    Inventory

Our inventory consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Finished goods	$39,495	$45,068
Raw materials	5,170	5,871
Work-in process	6,932	6,054
Total inventory	$51,597	$56,993

Note 8.                    Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2014	2013
		(In thousands)
Land	—	$12,075	$11,663
Buildings and improvements	1 - 30	73,191	72,559
Furniture, fixtures, equipment and other	1 - 12	339,330	296,896
Customer rental equipment	2 - 4	498,181	374,689
Satellites - owned	10 - 15	2,381,120	1,949,040
Satellites acquired under capital leases	10 - 15	935,104	935,104
Construction in progress	—	89,203	19,512
Total property and equipment		4,328,204	3,659,463
Accumulated depreciation		(2,053,636)	(1,676,182)
Property and equipment, net		$2,274,568	$1,983,281

As of December 31, 2014 and 2013, accumulated depreciation included amounts for satellites acquired under capital leases of $481.5 million and $421.8 million, respectively.

As of December 31, 2014, our owned satellites included $432.1 million for the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction discussed in Note 2.  This amount represents the net carrying amount of those satellites in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  Accumulated depreciation for those satellites as of December 31, 2014 was $39.7 million, representing depreciation expense recognized in our consolidated financial statements for the period subsequent to the effective date of the Satellite and Tracking Stock Transaction.

Construction in progress consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch costs:
EUTELSAT 65 West A	$26,049	$—
EchoStar 105/SES-11	28,470	—
Other	101	100
Uplinking equipment	21,124	3,362
Other	13,459	16,050
Construction in progress	$89,203	$19,512

For the years ended December 31, 2014, 2013 and 2012, we recorded $2.2 million, zero and $45.1 million, respectively, of capitalized interest related to our satellites under construction.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Satellites	$210,763	$180,517	$150,034
Furniture, fixtures, equipment and other	50,492	49,581	50,120
Customer rental equipment	116,685	98,076	80,690
Buildings and improvements	5,357	5,041	4,710
Total depreciation expense	$383,297	$333,215	$285,554

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $59.7 million for each of the years ended December 31, 2014, 2013 and 2012.

Satellites

As of December 31, 2014, we utilized 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Two of our satellites are accounted for as an operating lease.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.

Information for our satellite fleet is presented below.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar I (2) (3) (4)	ESS	December 1995	77	—
EchoStar III (4)	ESS	October 1997	61.5	12
EchoStar VI (4)	ESS	July 2000	96.2	12
EchoStar VII (2) (3)	ESS	February 2002	119	3
EchoStar VIII (2)	ESS	August 2002	77	12
EchoStar XII (2) (5)	ESS	July 2003	61.5	2
EchoStar IX (2)	ESS	August 2003	121	12
EchoStar X (2) (3)	ESS	February 2006	110	7
EchoStar XI (2) (3)	ESS	July 2008	110	9
EchoStar XIV (2) (3)	ESS	March 2010	119	11
EchoStar XVI (2)	ESS	November 2012	61.5	15

Capital Leases:
AMC-16	ESS	December 2004	85	10
Nimiq 5 (2)	ESS	September 2009	72.7	15
QuetzSat-1 (2)	ESS	September 2011	77	10

Operating Lease:
EchoStar XV	ESS	October 2004	45 W	—
AMC-15	ESS	October 2004	105	—

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recent Developments

EUTELSAT 65 West A.  In April 2014, EchoStar entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda, our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite services agreement requires us to make prepayments during the satellite construction period.  The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and creates a platform to allow for further development of our spectrum in Brazil.

EchoStar XIX.  In February 2012 and September 2013, ViaSat and its subsidiary ViaSat Communications, filed lawsuits in the U.S. District Court for the Southern District of California against Space Systems Loral, LLC (“SS/L”), the manufacturer of EchoStar XVII and EchoStar XIX.  Those cases, to which we were not a party, were settled in 2014 with no material impact on the design, construction or planned operations of EchoStar XIX.

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV.  As discussed in Note 2, we received five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) from DISH Network as part of the Satellite and Tracking Stock Transaction. These satellites are satellites operating in Ku-band frequencies, and DISH Network began receiving certain services from us on these satellites effective March 1, 2014.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on EchoStar VIII as an in-orbit spare.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement. Both parties have the right to terminate this agreement upon 30 days’ notice.

EchoStar 105/SES-11.  In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite services on the entire Ku-band payload on EchoStar 105/SES-11 for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.   The satellite is scheduled to be placed into service in the first half of 2017. We expect to account for the satellite services we receive from SES on the Ku-band payload as a prepaid capital lease with a term equal to the 15-year estimated life of the satellite.

EchoStar XV.  In May 2013, we began receiving satellite services from DISH Network on EchoStar XV and relocated the satellite to the 45 degree west longitude orbital location.  Effective March 1, 2014, this service arrangement was converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into amendments that extend the terms of our existing agreements with SES for satellite services on AMC-15 and AMC-16.  As amended, our agreement for satellite services on certain transponders on AMC-15 was extended from December 2014 through the in-service date of EchoStar 105/SES-11.  The amended agreement for AMC-16 satellite services extends the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015.  The extended terms of these agreements are being accounted for as operating leases.

Satellite Anomalies and Impairments

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Owned Satellites

EchoStar III.  EchoStar III was originally designed to operate a maximum of 32 direct broadcast satellite (“DBS”) transponders in a mode that provides service to the entire continental United States (“CONUS”).  As a result of the failure of traveling wave tube amplifiers (“TWTAs”) in previous years, including failures in February 2013 and April 2013, only six transponders are currently available for use.  It is likely that additional TWTA failures will occur from time to time in the future and such failures could further impact commercial operation of the satellite.  EchoStar III was fully depreciated in 2009 and is currently used as an in-orbit spare.

EchoStar VI.  EchoStar VI was designed to operate 32 DBS transponders with a minimum 12-year useful life.  Prior to 2012, EchoStar VI experienced solar array anomalies and the loss of TWTAs that did not reduce its useful life; however, these solar array anomalies impacted the commercial operation of the satellite.  EchoStar VI lost (i) two additional TWTAs in March 2012, increasing the total number of TWTAs lost on the satellite to five out of 48 TWTAs and (ii) an additional solar array string during the second quarter of 2012, reducing the total power available for use by the spacecraft.  The anomalies in 2012 did not impact the current commercial operation or the estimated useful life of the satellite.  However, there can be no assurance that these anomalies or any future anomalies will not reduce the satellite’s useful life or impact its commercial operation.  EchoStar VI was fully depreciated in August 2012.

EchoStar XII.  EchoStar XII was designed to operate 13 DBS transponders at 270 watts per channel in CONUS mode, or 22 spot beams using a combination of 135 and 65 watt TWTAs or hybrid CONUS/spot beam mode.  We currently operate EchoStar XII in spot beam mode.  In September 2012, November 2012, and January 2013, EchoStar XII experienced additional solar array anomalies, which further reduced the electrical power available to operate EchoStar XII.  An engineering analysis completed in the second quarter of 2013 indicated further loss of available electrical power and resulting capacity loss was likely. As a result, we recognized a $34.7 million impairment loss in the second quarter of 2013.  Additional solar array anomalies are likely and, if they occur, they will continue to degrade the operational capability of EchoStar XII and could lead to additional impairment charges in the future.  EchoStar XII was fully depreciated in December 2014.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

satellite.  While these anomalies did not impact commercial operation of the satellite, there can be no assurance that future anomalies will not reduce its useful life or impact its commercial operation.

Leased Satellites

AMC-16.    AMC-16, a fixed satellite service (“FSS”)  satellite, commenced commercial operation during February 2005. AMC-16 was designed to operate 24 Ku-band FSS transponders that operate at approximately 120 watts per channel and a Ka-band payload consisting of 12 spot beams. In each of February 2012, April 2012, and November 2012, AMC-16 experienced a solar-power anomaly, which caused additional partial loss of satellite capacity. As a result of prior period depreciation and adjustments associated with satellite anomalies, the net carrying amount of AMC-16 was reduced to zero as of December 31, 2010.  Thereafter, subsequent reductions in our capital lease obligation resulting from reductions in our recurring lease payments are recognized as gains in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  Upon determination of related reductions in our monthly recurring payments, we reduced our capital lease obligation for AMC-16 and recognized corresponding gains of $12.6 million in 2012 and $6.7 million in 2013.  In the third quarter of 2014, AMC-16 experienced further power degradation, however this anomaly did not affect the commercial operation of the satellite.  There can be no assurance that the existing anomalies or any future anomalies will not reduce AMC-16’s useful life or further impact its commercial operations.

We are not aware of any additional anomalies that have occurred on any of our owned or leased satellites in 2014 as of the date of this report that affected the commercial operation of these satellites

Note 9.                    Goodwill, Regulatory Authorizations and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill. Goodwill is assigned to our reporting units of our operating segments and is subject to impairment testing annually, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

As of December 31, 2014, all of our goodwill is assigned to the Hughes segment.  During the second quarter of 2014, we applied a qualitative assessment in our annual impairment testing of goodwill assigned to reporting units of the Hughes segment.  Based on our assessment as of that date, we determined that no further testing of goodwill for impairment was necessary as it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

Regulatory authorizations included amounts with indefinite useful lives of $471.7 million as of December 31, 2014 and 2013.

In June 2013 we entered into an agreement with DISH Network pursuant to which we conveyed to DISH Network certain of our rights under a Canadian regulatory authorization to develop certain spectrum rights at the 103 degree west longitude orbital location, which we acquired for $20.0 million in cash in 2012.  In the third quarter of 2013, we received $23.1 million from DISH Network in exchange for these rights. In accordance with accounting principles that apply to transfers of assets between companies under common control, we did not recognize any gain on this transaction. Rather, we increased our additional paid-in capital to reflect the excess of the cash payment over the carrying amount of the derecognized intangible asset, net of related income taxes.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of December 31,
	Average	2014			2013
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(161,762)	$108,538	$270,300	$(129,022)	$141,278
Contract-based	4	64,800	(61,810)	2,990	64,800	(49,132)	15,668
Technology-based	6	51,417	(30,714)	20,703	51,417	(22,147)	29,270
Trademark portfolio	20	29,700	(5,321)	24,379	29,700	(3,836)	25,864
Favorable leases	4	4,707	(4,217)	490	4,707	(3,040)	1,667
Total other intangible assets		$420,924	$(263,824)	$157,100	$420,924	$(207,177)	$213,747

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For the years ended December 31, 2014, 2013 and 2012, intangible asset amortization expense was $68.8 million, $70.3 million and $66.8 million, respectively, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software.

Future Amortization

As of December 31, 2014, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2015	$41,680
2016	34,685
2017	22,152
2018	14,631
2019	14,631
Thereafter	29,321
Total	$157,100

Impairments of Intangible Assets

In connection with the Hughes Acquisition, we acquired contractual rights to receive $44.0 million in cash discounts on future launch services (“Credits”) and assigned an estimated fair value of $22.0 million to the Credits on the acquisition date.  In November 2012, we entered into an agreement for alternative launch services and determined that the potential to realize value from the Credits was less than previously estimated.  Based on an updated fair value estimate using unobservable inputs that considered factors such as the viability of the launch services provider and marketability of the Credits, we recognized a $22.0 million impairment loss to reduce the carrying amount of the Credits to their estimated fair value of zero as of December 31, 2012.

The impairment losses recognized in the fourth quarter of 2012 were based primarily on fair value estimates using probability-weighted discounted cash flow techniques and limited market data.  Our fair value estimates included significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Note 10.             Debt and Capital Lease Obligations

As of December 31, 2014 and 2013, our debt primarily consisted of our Senior Secured Notes and Senior Notes, as defined below (collectively, the “Notes”), and our capital lease obligations.  The Notes are registered with the Securities and Exchange Commission.

The following table summarizes the carrying amounts and fair values of our debt:

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		As of December 31,
		2014		2013
	Interest	Carrying	Fair	Carrying	Fair
	Rates	Amount	Value	Amount	Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$1,100,000	$1,177,000	$1,100,000	$1,193,500
7 5/8% Senior Notes due 2021	7.625%	900,000	994,500	900,000	1,001,250
Other	5.5% - 14.9%	1,197	1,197	1,496	1,496
Subtotal		2,001,197	$2,172,697	2,001,496	$2,196,246
Capital lease obligations		363,966		417,376
Total debt and capital lease obligations		2,365,163		2,418,872
Less: Current portion		(39,746)		(67,300)
Long-term portion of debt and capital lease obligations		$2,325,417		$2,351,572

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Notes due 2021 (the “Notes”)

On June 1, 2011, we issued $1.10 billion aggregate principal amount of our 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. On June 1, 2011, we issued $900.0 million aggregate principal amount of its 7 5/8% Senior Notes (the “Senior Notes”) and together with the Senior Secured Notes, the (“Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “Unsecured Indenture”), and together with the Secured Indenture, the (“Indentures”).  The Senior Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

The Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the Indentures, together with accrued and unpaid interest, if any, to the date of redemption.  Prior to June 15, 2015, we may redeem up to 10.0% of the outstanding Senior Secured Notes per year at a redemption price equal to 103.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption.

The Senior Secured Notes are:

·                  our general secured obligations;

·                  secured by a first priority security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and Permitted Liens (as defined in the Secured Indenture);

·                  effectively junior to our obligations that are secured by assets that are not part of the Collateral (as defined in the Secured Indenture) that is securing the Senior Secured Notes, in each case to the extent of the value of the Collateral securing such obligations;

·                  effectively senior to our existing and future unsecured obligations to the extent of the value of the Collateral securing the Senior Secured Notes, after giving effect to Permitted Liens;

·                  senior in right of payment to all of our existing and future obligations that are expressly subordinated to the Senior Secured Notes;

·                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Secured Indenture); and

·                  unconditionally guaranteed, jointly and severally, on a general senior secured basis by each Guarantor (as defined in the Secured Indenture).

The Senior Notes are:

·                  our general unsecured obligations;

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

·                  effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;

·                  senior in right of payment to all of our existing and future obligations that are expressly subordinated to the Senior Notes;

·                  structurally junior to any existing and future obligations of any non-Guarantor Subsidiaries (as defined in the Unsecured Indenture); and

·                  unconditionally guaranteed, jointly and severally, on a general senior basis by each Guarantor (as defined in the Unsecured Indenture).

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of our Restricted Subsidiaries (as defined in the Indentures), to:

·                  pay dividends or make distributions on our capital stock or repurchase our capital stock;

·                  incur additional debt;

·                  make certain investments;

·                  create liens or enter into sale and leaseback transactions;

·                  merge or consolidate with another company;

·                  transfer and sell assets;

·                  enter into transactions with affiliates; and

·                  allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

In the event of a change of control, as defined in the Indentures, we would be required to make an offer to repurchase all or any part of a holder’s Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As discussed above, we and certain of our subsidiaries have granted a first priority security interest in substantially all of our assets, subject to certain exceptions and permitted liens, in connection with the issuance of $1.10 billion aggregate principal amount of its Senior Secured Notes.

Debt Issuance Costs

In connection with the issuance of the Notes, we incurred $58.1 million of debt issuance costs, which are included in “Other noncurrent assets, net” in our Consolidated Balance Sheets.  For the years ended December 31, 2014, 2013 and 2012, we amortized $5.8 million, $5.4 million and $5.0 million of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 7).  These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance.  The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity.  Certain of these agreements provide for extension of the initial lease term at our option.  The effective interest rates for our satellite capital lease obligations range from 7.73% to 10.97%, with a weighted average of 9.99% as of December 31, 2014.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021,

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

respectively.  As discussed in Note 14, we have subleased transponders on these satellites to DISH Network.  As discussed in Note 9, in August 2014, our existing capital lease agreements for the AMC-15 and AMC-16 satellites were extended and are being accounted for as operating leases for their extended terms.

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2014, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2015	$100,679
2016	88,347
2017	88,309
2018	88,122
2019	87,899
Thereafter	345,808
Total minimum lease payments	799,164
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(240,566)
Net minimum lease payments	558,598
Less: Amount representing interest	(194,632)
Present value of net minimum lease payments	363,966
Less: Current portion	(38,555)
Long-term portion of capital lease obligations	$325,411

For the years ended December 31, 2014, 2013 and 2012, we received rental income of approximately $132.4 million, $126.7 million and $78.9 million, respectively, from the sublease of our capital lease satellites.  As of December 31, 2014, our future minimum sublease rental income was $743.5 million relating to our satellites.

Note 11.             Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$132,081	$(82,846)	$(41,384)
Foreign	10,596	12,498	18,263
Income (loss) before income taxes	$142,677	$(70,348)	$(23,121)

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current benefit (provision):
Federal	$(989)	$23	$2,075
State	(151)	(376)	(211)
Foreign	(5,463)	(5,229)	(6,338)
Total current provision	(6,603)	(5,582)	(4,474)
Deferred benefit (provision):
Federal	(38,575)	30,789	15,709
State	4,238	11,375	(270)
Foreign	845	(1,057)	(70)
Total deferred benefit (provision)	(33,492)	41,107	15,369
Total income tax benefit (provision), net	$(40,095)	$35,525	$10,895

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The actual tax provisions for the years ended December 31, 2014, 2013 and 2012 reconcile to the amounts computed by applying the statutory federal tax rate to income (loss) before income taxes as shown below:

	For the Years Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(2.9)%	15.6%	(7.7)%
Permanent differences	0.6%	(2.9)%	(5.2)%
Valuation allowance	0.7%	(0.2)%	22.1%
Tax Credits	(5.5)%	—	—
Other	0.2%	3.0%	2.9%
Total effective tax rate	28.1%	50.5%	47.1%

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$488,404	$620,768
Unrealized loss on investments, net	8,718	7,101
Accrued expenses	28,614	25,165
Stock-based compensation	612	1,691
Other assets	10,642	12,225
Total deferred tax assets	536,990	666,950
Valuation allowance	(29,514)	(30,908)
Deferred tax assets after valuation allowance	507,476	636,042

Deferred tax liabilities:
Depreciation and amortization	(887,021)	(837,091)
Other liabilities	(748)	(755)
Total deferred tax liabilities	(887,769)	(837,846)
Total net deferred tax liabilities	$(380,293)	$(201,804)

Current portion of net deferred tax assets	$157,949	$63,786
Noncurrent portion of net deferred tax liabilities	(538,242)	(265,590)
Total net deferred tax liabilities	$(380,293)	$(201,804)

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $29.5 million and $30.9 million as of December 31, 2014 and 2013, respectively.  The change in the valuation allowance primarily relates to an increase in realized and unrealized losses that are capital in nature and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  Net operating loss carryforwards for tax purposes were $1.2 billion as of December 31, 2014.  A substantial portion of these operating loss carryforwards will begin to expire in 2020.  Tax credits available to offset future tax liabilities are $18.9 million as of December 31, 2014.  A substantial portion of these tax credits will begin to expire in 2026.

As of December 31, 2014, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax.  As of December 31, 2014, we are currently under a U.S. federal income tax examination for fiscal year 2009 and 2010.  We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions.  We generally are open to income tax examination in these foreign jurisdictions in taxable years beginning in 2003.  As of December 31, 2014, we have no on-going significant current income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2014	2013	2012
	(In thousands)
Balance as of beginning of period	$3,632	$3,480	$20,032
Additions based on tax positions related to the current year	—	81	—
Additions based on tax positions related to prior years	(81)	186	376
Reductions based on tax positions related to prior years	—	—	(341)
Reductions based on tax settlements	(43)	(115)	(16,587)
Balance as of end of period	$3,508	$3,632	$3,480

As of December 31, 2014, we had $3.5 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  As of December 31, 2013, we had $3.6 million of unrecognized income tax benefits, of which $3.6 million, if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2014, 2013 and 2012, our income tax provision or benefit included an insignificant amount of interest and penalties.

Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances.  However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.  In such an event, we will record additional income tax provision or benefit in the period in which such resolution occurs.

Note 12.     Employee Benefit Plans

Employee Stock Purchase Plan

Our eligible employees can participate in EchoStar’s employee stock purchase plan (the “ESPP”), under which EchoStar is authorized to issue 2.5 million shares of its Class A common stock.  As of December 31, 2014, EchoStar had 1.1 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase EchoStar’s capital stock under all of EchoStar’s stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85.0% of the closing price of EchoStar’s Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP.  Employee purchases of Class A common stock through the ESPP were 0.2 million shares, 0.1 million shares and minimal shares for the years ended December 31, 2014, 2013 and 2012, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

401(k) Employee Savings Plans

Prior to 2013, we had two 401(k) employee savings plans; one for eligible employees of Hughes Communications which was in place prior to the Hughes Acquisition (the “Hughes 401(k) Plan”) and one for all of our other eligible employees (the “EchoStar 401(k) Plan”).  Effective January 1, 2013, all participant account balances under the EchoStar 401(k) Plan were transferred to the Hughes 401(k) Plan, which was then renamed, the EchoStar 401(k) Plan (the “Plan”), resulting in a single 401(k) employee savings plan for all of our eligible employees.

Under the Plan, eligible employees may contribute up to 75.0% of their compensation on a pre-tax basis, subject to the Internal Revenue Service (“IRS”) limit of $17,500 in 2014.  Employee contributions are immediately vested.  The Company will match 50 cents on the dollar for the first 6.0% of the employee’s salary that they contribute to the Plan for a total of 3.0% match. The Company will match a maximum of $7,500. The Company match is calculated each pay period there is an employee contribution.  Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions.  Our Board of Directors may also authorize an annual discretionary contribution to the Plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.  These contributions may be made in cash or in our stock.  Matching contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of service.  Matching contributions for eligible employees who participated in the Hughes 401(k) Plan prior to the conversion of the two plans, vest 100.0% after the eligible employees have completed three years of service. For the year ended December 31, 2014, we recognized matching contributions net of forfeitures, of $3.3 million and discretionary stock contributions of $5.0 million to the Plan. For the years ended December 31, 2012 and 2011, we recognized $6.9 million and $3.5 million of matching contributions, respectively, to the Hughes 401(k) Plan.

Note 13.     Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2014:

	Payments due in the Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Long-term debt	$2,001,197	$1,191	$6	$—	$—	$1,100,000	$900,000
Capital lease obligations	363,966	38,555	29,366	32,697	36,232	40,114	187,002
Interest on long-term debt and capital lease obligations	962,917	176,008	173,081	169,924	166,410	126,962	150,532
Satellite-related obligations	944,729	314,725	206,434	73,231	58,555	53,479	238,305
Operating lease obligations	52,829	15,133	12,468	10,025	4,663	3,427	7,113
Total	$4,325,638	$545,612	$421,355	$285,877	$265,860	$1,323,982	$1,482,952

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under transponder agreements and in-orbit incentives relating to certain satellites, as well as commitments for long term satellite operating leases and transponder capacity arrangements. We incurred satellite related expenses of $127.4 million, $145.8 million and $161.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our noncurrent liabilities as the timing of any payments is uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rent Expense

For the years ended December 31, 2014, 2013 and 2012, we recorded $17.2 million, $18.5 million and $18.1 million, respectively, of operating lease expense relating to the leases of office, equipment, and other facilities.

Contingencies

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

Separation Agreement

In 2008, DISH Network Corporation contributed its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to EchoStar (the “Spin-off”).  In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against Hughes Communications, Inc. and Hughes Network Systems, LLC, our indirectly wholly owned subsidiary, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech appears to assert that encoding data as specified by the DVB-S2 standard, infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the court ruled that the patent claims at issue in the suit are directed to patentable subject matter. On February 17, 2015, Caltech filed a second complaint against the same defendants as in the first litigation, in the same District. The second complaint alleges that Hughes’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case. Trial in the first case is currently scheduled to commence on April 20, 2015.

We intend to vigorously defend these cases.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.  We cannot predict with any degree of certainty the outcome of the suits or determine the extent of any potential liability or damages.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems LLC, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite (“IPoS”) standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us, EchoStar Technologies, L.L.C, and Sling Media, Inc. (“Sling Media”), a subsidiary of EchoStar, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (“the ‘456 patent”), which is entitled “Method and Apparatus for Time and Space Domain

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the ‘456 patent, but has not specified the amount of damages that it is seeking in its suit.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is set for December 5, 2016.

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

TQP Development, LLC

On November 14, 2012, TQP Development, LLC (“TQP”) filed suit against Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent No. 5,412,730, which is entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.”  Previously, on October 11, 2012, TQP filed suit in the same venue against Sling Media, alleging infringement of the same patent.  TQP is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On July 8, 2013, the Court granted a joint motion to dismiss the claims against Sling Media without prejudice.  On February 24, 2014, the Court granted a joint motion to dismiss the claims against Hughes Network Systems, LLC, without prejudice and the matter is now concluded.

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

·      Hughes — which provides satellite broadband internet access to North American consumers and broadband network services and equipment to domestic and international enterprise markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

·      EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, state agencies, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt. These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews HRG financial information only to the extent such information is included in our periodic filings with the SEC. Therefore, we do not consider HRG to be a separate operating segment.

For the years ended December 31, 2014, 2013 and 2012, transactions between segments were not significant.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenue, capital expenditures, and EBITDA for each of our operating segments:

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Year Ended December 31, 2014
Net revenue:
External revenue	$1,325,887	$481,579	$511	$1,807,977
Intersegment revenue	$1,831	$2,876	$(4,707)	$—
Total revenue	$1,327,718	$484,455	$(4,196)	$1,807,977
Capital expenditures (1)	$218,607	$28,734	$—	$247,341
EBITDA	$356,871	$419,442	$5,137	$781,450
For the Year Ended December 31, 2013
Net revenue:
External revenue	$1,215,783	$326,828	$—	$1,542,611
Intersegment revenue	$2,343	$3,349	$(5,412)	$280
Total revenue	$1,218,126	$330,177	$(5,412)	$1,542,891
Capital expenditures (1)	$186,561	$12,700	$—	$199,261
EBITDA	$281,513	$235,993	$4,321	$521,827
For the Year Ended December 31, 2012
Net revenue:
External revenue	$1,156,590	$275,280	$—	$1,431,870
Intersegment revenue	$2,124	$2,705	$(3,942)	$887
Total revenue	$1,158,714	$277,985	$(3,942)	$1,432,757
Capital expenditures (1)	$292,222	$118,998	$—	$411,220
EBITDA	$265,755	$212,549	$2,720	$481,024

(1)         Capital expenditures consist of purchases of property and equipment reported in our Consolidated Statements of Cash Flows and do not include satellites transferred in the Satellite and Tracking Stock Transaction or other noncash capital expenditures.

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
EBITDA	$781,450	$521,827	$481,024
Interest income and expense, net	(188,024)	(189,575)	(151,743)
Depreciation and amortization	(452,138)	(403,476)	(352,367)
Net income (loss) attributable to noncontrolling interests	1,389	876	(35)
Income (loss) before income taxes	$142,677	$(70,348)	$(23,121)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes total long-lived assets and revenue attributed to the North America and other foreign locations.

	As of December 31,
Long-lived assets:	2014	2013
	(In thousands)
North America:
United States	$3,352,000	$3,144,345
Other	399	542
All other	55,100	27,972
Total long-lived assets	$3,407,499	$3,172,859

	For the Years Ended December 31,
Revenue:	2014	2013	2012
	(In thousands)
North America:
United States	$1,470,481	$1,226,326	$1,117,969
Other	80,264	85,145	70,671
All other	257,232	231,420	244,117
Total revenue	$1,807,977	$1,542,891	$1,432,757

Transactions with Major Customers.  For the years ended December 31, 2014, 2013 and 2012, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$112,692	$113,869	$34,017
EchoStar Satellite Services segment	407,236	247,174	201,300
Total DISH Network	519,928	361,043	235,317
All other	1,288,049	1,181,848	1,197,440
Total revenue	$1,807,977	$1,542,891	$1,432,757

Percentage of total revenue:
DISH Network	28.8%	23.4%	16.4%
All other	71.2%	76.6%	83.6%

Note 15.     Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2014:
Total revenue	$414,313	$457,671	$465,680	$470,313
Operating income	$58,613	$86,911	$91,317	$89,256
Net income	$11,621	$28,002	$36,727	$26,232
Net income attributable to HSS	$11,322	$27,574	$36,351	$25,946

Year ended December 31, 2013:
Total revenue	$362,555	$397,871	$386,967	$395,498
Operating income	$18,012	$6,918	$35,947	$43,528
Net income (loss)	$(9,352)	$(27,005)	$(3,449)	$4,983
Net income (loss) attributable to HSS	$(9,392)	$(27,181)	$(3,766)	$4,640

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16.             Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days notice.  We recorded expenses for services received from EchoStar of $13.2 million, $11.6 million and $9.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In April 2012, HNS Americas Comunicações LTDA (“Hughes Brazil”), a wholly-owned subsidiary of Hughes Communications, entered into an agreement with EchoStar pursuant to which EchoStar loaned Hughes Brazil approximately $8.0 million (the “EchoStar Loan”).  The EchoStar Loan matures in April 2017.  Interest accrues at the one year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and is payable quarterly in cash or capitalized into the outstanding principal amount.  In addition, in August 2012, Hughes Brazil entered into a Brazilian real denominated loan agreement (the “Brazil Loan”) with EchoStar do Brasil Participações LTDA. (“EchoStar Brazil”), a wholly-owned subsidiary of EchoStar, pursuant to which EchoStar Brazil loaned Hughes Brazil approximately 131.5 million Brazilian reais.  The Brazil Loan was subsequently assigned to EchoStar 45 Telecomunicações Ltda (“EchoStar 45”), a wholly-owned subsidiary of EchoStar Brazil.  Interest accrued at the one-year LIBOR rate, as adjusted on a quarterly basis, plus 1% per annum and was payable together with the principal amount.

In July 2013, Anatel, the Brazilian communications regulatory authority, granted Hughes Brazil permission to transfer the acquired right to use the 45 degree west longitude orbital location (“Brazil Authorization”), to EchoStar 45.  This transfer was completed in August 2013 in exchange for the forgiveness of the Brazil Loan, which had a balance including accrued interest of 133.2 million reais (approximately $59.7 million) on the transfer date and 23.1 million reais (approximately $10.2 million) in cash to cover the balance of the EchoStar Loan and costs incurred by Hughes Brazil associated with the Brazil Authorization. As of December 31, 2014 and 2013, we had aggregate outstanding loan balances of $8.4 million and $8.2 million, respectively, including accrued interest, for the EchoStar Loan and the Brazil Loan included in current and noncurrent “Advances from affiliates, net” on our Consolidated Balance Sheet.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services from us on EchoStar XVI.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  We began to provide satellite services on EchoStar XVI to DISH Network in January 2013.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we continue to provide TT&C services for DISH Network’s D-1 satellite.

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

Radio Access Network Agreement.  On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS constructed for DISH Network a ground-based satellite radio access network (“RAN”) for a fixed fee.  The parties mutually agreed to terminate this agreement in the fourth quarter of 2014.

RUS Implementation Agreement.  In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”).  Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program.  While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HSS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

DBSD North America Agreement.  On March 9, 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement automatically renewed for a one-year period ending on February 15, 2016, and will renew for one additional one-year period unless terminated by DBSD North America upon at least 30 days’ notice prior to the expiration of any renewal term.

“Cost of sales — services and other — DISH Network”

Satellite Services Received from DISH Network.  Since the Spin-off, EchoStar entered into certain satellite services agreements pursuant to which, it receives certain satellite services from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite services agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service term.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development.  This agreement terminated on June 30, 2014.

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

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired on January 1, 2010 and were replaced by a Professional Services Agreement.  During 2009, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed on January 1, 2015 for an additional one-year period and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In light of the tax sharing agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an amount that includes $93.1 million of the federal tax benefit they received as a result of our operations, which has been classified as other noncurrent assets in our consolidated balance sheets as of December 31, 2014 and 2013.

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  As a result, the Company is not obligated to provide any further funding to Hughes Systique under the term loan facility. In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, mature on May 1, 2015.  In addition to our 44.2% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.9%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2014.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dish Mexico

During 2008, EchoStar entered into a joint venture for a DTH satellite service in Mexico known as Dish Mexico.  Pursuant to these arrangements, we provide certain satellite capacity to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of $23.3 million, $22.6 million and $13.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014 and 2013, our accounts receivable balance due from Dish Mexico was $3.9 million and $3.5 million, respectively.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  For the years ended December 31, 2014, 2013 and 2012, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $3.3 million, $1.8 million and $1.6 million, respectively.  As of December 31, 2014 and 2013, we have receivables from Deluxe of approximately $0.2 million and $1.1 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The condensed consolidating financial information should be read in conjunction with our consolidated financial statements and notes thereto included herein.

Consolidating Balance Sheet as of December 31, 2014

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$142,762	$51,592	$31,203	$—	$225,557
Marketable investment securities	388,440	6,552	—	—	394,992
Trade accounts receivable, net	—	96,881	43,312	—	140,193
Trade accounts receivable - DISH Network, net	—	19,118	131	—	19,249
Advances to affiliates, net	10	191,384	—	(190,658)	736
Inventory	—	42,996	8,601	—	51,597
Other current assets	39	176,657	24,296	(4,480)	196,512
Total current assets	531,251	585,180	107,543	(195,138)	1,028,836
Restricted cash and cash equivalents	9,553	7,500	599	—	17,652
Property and equipment, net	—	2,225,085	49,483	—	2,274,568
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	157,100	—	—	157,100
Investment in subsidiaries	3,038,984	83,644	—	(3,122,628)	—
Advances to affiliates	700	1,716	—	(2,416)	—
Other noncurrent assets, net	39,062	161,763	9,772	—	210,597
Total assets	$3,619,550	$4,197,819	$167,397	$(3,320,182)	$4,664,584
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$295	$82,928	$10,560	$—	$93,783
Trade accounts payable - DISH Network	—	18	—	—	18
Current portion of long-term debt and capital lease obligations	—	37,979	1,767	—	39,746
Advances from affiliates, net	193,671	1,494	19,285	(190,658)	23,792
Accrued expenses and other	66,000	81,337	29,757	(4,480)	172,614
Total current liabilities	259,966	203,756	61,369	(195,138)	329,953
Long-term debt and capital lease obligations, net of current portion	2,000,000	323,889	1,528	—	2,325,417
Advances from affiliates	—	—	10,768	(2,416)	8,352
Other non-current liabilities	—	631,190	75	—	631,265
Total HSS shareholders’ equity (deficit)	1,359,584	3,038,984	83,644	(3,122,628)	1,359,584
Noncontrolling interests	—	—	10,013	—	10,013
Total liabilities and shareholders’ equity (deficit)	$3,619,550	$4,197,819	$167,397	$(3,320,182)	$4,664,584

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheet as of December 31, 2013

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$97,674	$34,340	$31,695	$—	$163,709
Marketable investment securities	109,702	7,158	—	—	116,860
Trade accounts receivable, net	—	86,726	46,229	—	132,955
Trade accounts receivable - DISH Network, net	—	68,037	54	—	68,091
Advances to affiliates, net	158,763	—	—	(158,023)	740
Inventory	—	47,021	9,972	—	56,993
Other current assets	38	99,888	22,856	(4,480)	118,302
Total current assets	366,177	343,170	110,806	(162,503)	657,650
Restricted cash and cash equivalents	7,004	7,500	610	—	15,114
Property and equipment, net	—	1,961,103	22,178	—	1,983,281
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	213,747	—	—	213,747
Investment in subsidiaries	—	65,453	—	(65,453)	—
Advances to affiliates	2,645,266	1,716	—	(2,646,982)	—
Other noncurrent assets, net	44,875	140,107	11,206	—	196,188
Total assets	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$78,093	$12,907	$—	$91,000
Trade accounts payable - DISH Network	5	—	—	—	5
Current portion of long-term debt and capital lease obligations	—	65,430	1,870	—	67,300
Advances from affiliates, net	—	295,562	18,509	(303,360)	10,711
Accrued expenses and other	47,359	91,254	25,255	(4,480)	159,388
Total current liabilities	47,364	530,339	58,541	(307,840)	328,404
Long-term debt and capital lease obligations, net of current portion	2,000,000	350,597	975	—	2,351,572
Advances from affiliates	—	2,644,566	10,637	(2,646,982)	8,221
Other non-current liabilities	—	328,463	333	—	328,796
Total HSS shareholders’ equity (deficit)	1,015,958	(145,338)	65,453	79,884	1,015,957
Noncontrolling interests	—	—	8,861	—	8,861
Total liabilities and shareholders’ equity	$3,063,322	$3,708,627	$144,800	$(2,874,938)	$4,041,811

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Operations for the Year Ended December 31, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$938,382	$162,400	$(23,681)	$1,077,101
Services and other revenue - DISH Network	—	487,286	699	—	487,985
Equipment revenue - other	—	196,921	31,907	(17,880)	210,948
Equipment revenue - DISH Network	—	31,943	—	—	31,943
Total revenue	—	1,654,532	195,006	(41,561)	1,807,977
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	441,777	117,822	(23,681)	535,918
Cost of sales - equipment (exclusive of depreciation and amortization)	—	201,890	23,331	(16,199)	209,022
Selling, general and administrative expenses	—	233,392	32,899	(1,681)	264,610
Research and development expenses	—	20,192	—	—	20,192
Depreciation and amortization	—	443,946	8,192	—	452,138
Total costs and expenses	—	1,341,197	182,244	(41,561)	1,481,880
Operating income	—	313,335	12,762	—	326,097
Other Income (Expense):
Interest income	197,610	344	1,454	(196,174)	3,234
Interest expense, net of amounts capitalized	(145,938)	(240,057)	(1,437)	196,174	(191,258)
Equity in earnings (losses) of subsidiaries, net	68,210	5,779	—	(73,989)	—
Other, net	25	5,886	(1,307)	—	4,604
Total other income (expense), net	119,907	(228,048)	(1,290)	(73,989)	(183,420)
Income (loss) before income taxes	119,907	85,287	11,472	(73,989)	142,677
Income tax provision, net	(18,716)	(16,705)	(4,674)	—	(40,095)
Net income (loss)	101,191	68,582	6,798	(73,989)	102,582
Less: Net income attributable to noncontrolling interests	—	—	1,389	—	1,389
Net income (loss) attributable to HSS	$101,191	$68,582	$5,409	$(73,989)	$101,193
Comprehensive Income (Loss):
Net income (loss)	$101,191	$68,582	$6,798	$(73,989)	$102,582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,789)	—	(8,789)
Unrealized gains (losses) on AFS securities and other	(4,150)	—	(32)	—	(4,182)
Recognition of previously unrealized gains on AFS securities included in net income (loss)	32	—	—	—	32
Equity in other comprehensive loss of subsidiaries, net	(8,582)	(8,584)	—	17,166	—
Total other comprehensive income (loss), net of tax	(12,700)	(8,584)	(8,821)	17,166	(12,939)
Comprehensive Income (Loss):	88,491	59,998	(2,023)	(56,823)	89,643
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,152	—	1,152
Comprehensive income (loss) attributable to HSS	$88,491	$59,998	$(3,175)	$(56,823)	$88,491

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 Consolidating Statement of Operations for the Year Ended December 31, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$854,266	$153,936	$(21,179)	$987,023
Services and other revenue - DISH Network	—	291,242	682	—	291,924
Equipment revenue - other	—	184,322	43,838	(33,335)	194,825
Equipment revenue - DISH Network	—	69,119	—	—	69,119
Total revenue	—	1,398,949	198,456	(54,514)	1,542,891
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	417,183	105,659	(20,708)	502,134
Cost of sales - equipment (exclusive of depreciation and amortization)	—	231,043	38,204	(32,144)	237,103
Selling, general and administrative expenses	—	208,804	32,122	(1,662)	239,264
Research and development expenses	—	21,845	—	—	21,845
Depreciation and amortization	—	396,672	6,804	—	403,476
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	1,310,211	182,789	(54,514)	1,438,486
Operating income	—	88,738	15,667	—	104,405
Other Income (Expense):
Interest income	198,979	5,680	1,280	(198,452)	7,487
Interest expense, net of amounts capitalized	(145,526)	(247,761)	(2,227)	198,452	(197,062)
Equity in earnings (losses) of subsidiaries, net	(69,638)	5,896	—	63,742	—
Other, net	32	16,812	(2,022)	—	14,822
Total other expense, net	(16,153)	(219,373)	(2,969)	63,742	(174,753)
Income (loss) before income taxes	(16,153)	(130,635)	12,698	63,742	(70,348)
Income tax benefit (provision), net	(19,546)	61,357	(6,286)	—	35,525
Net income (loss)	(35,699)	(69,278)	6,412	63,742	(34,823)
Less: Net income attributable to noncontrolling interests	—	—	876	—	876
Net income (loss) attributable to HSS	$(35,699)	$(69,278)	$5,536	$63,742	$(35,699)
Comprehensive Income (Loss):
Net income (loss)	$(35,699)	$(69,278)	$6,412	$63,742	$(34,823)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(7,981)	—	(7,981)
Unrealized gains on AFS securities and other	1,990	—	32	—	2,022
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(32)	—	—	—	(32)
Equity in other comprehensive income (loss) of subsidiaries, net	(7,063)	(7,063)	—	14,126	—
Total other comprehensive income (loss), net of tax	(5,105)	(7,063)	(7,949)	14,126	(5,991)
Comprehensive income (loss)	(40,804)	(76,341)	(1,537)	77,868	(40,814)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income (loss) attributable to HSS	$(40,804)	$(76,341)	$(1,527)	$77,868	$(40,804)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 Consolidating Statement of Operations for the Year Ended December 31, 2012

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$811,158	$148,294	$(17,648)	$941,804
Services and other revenue - DISH Network	—	211,281	279	—	211,560
Equipment revenue - other	—	221,595	53,812	(19,771)	255,636
Equipment revenue - DISH Network	—	23,757	—	—	23,757
Total revenue	—	1,267,791	202,385	(37,419)	1,432,757
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	395,874	101,264	(17,098)	480,040
Cost of sales - equipment (exclusive of depreciation and amortization)	—	213,682	37,446	(18,438)	232,690
Selling, general and administrative expenses	1,263	187,852	35,754	(1,883)	222,986
Research and development expenses	—	21,264	—	—	21,264
Depreciation and amortization	—	344,190	8,177	—	352,367
Impairment of assets	—	22,000	—	—	22,000
Total costs and expenses	1,263	1,184,862	182,641	(37,419)	1,331,347
Operating income (loss)	(1,263)	82,929	19,744	—	101,410
Other Income (Expense):
Interest income	185,087	229	3,051	(186,155)	2,212
Interest expense, net of amounts capitalized	(145,135)	(191,220)	(3,755)	186,155	(153,955)
Equity in earnings (losses) of subsidiaries, net	(36,876)	11,981	—	24,895	—
Other, net	161	28,362	(1,311)	—	27,212
Total other income (expense), net	3,237	(150,648)	(2,015)	24,895	(124,531)
Income (loss) before income taxes	1,974	(67,719)	17,729	24,895	(23,121)
Income tax benefit (provision), net	(14,165)	31,468	(6,408)	—	10,895
Net income (loss)	(12,191)	(36,251)	11,321	24,895	(12,226)
Less: Net loss attributable to noncontrolling interests	—	—	(35)	—	(35)
Net income (loss) attributable to HSS	$(12,191)	$(36,251)	$11,356	$24,895	$(12,191)
Comprehensive Income (Loss):
Net income (loss)	$(12,191)	$(36,251)	$11,321	$24,895	$(12,226)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(3,278)	—	(3,278)
Unrealized gains on AFS securities and other	1,195	9,775	(34)	—	10,936
Recognition of previously unrealized gains on AFS securities included in net income (loss)	(161)	(13,028)	—	—	(13,189)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,659)	(3,406)	—	10,065	—
Total other comprehensive income (loss), net of tax	(5,625)	(6,659)	(3,312)	10,065	(5,531)
Comprehensive income (loss)	(17,816)	(42,910)	8,009	34,960	(17,757)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	59	—	59
Comprehensive income (loss) attributable to HSS	$(17,816)	$(42,910)	$7,950	$34,960	$(17,816)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$101,191	$68,582	$6,798	$(73,989)	$102,582
Adjustments to reconcile net income (loss) to net cash flows from operating activities	221,290	240,466	15,245	73,989	550,990
Net cash flows from operating activities	322,481	309,048	22,043	—	653,572
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(509,814)	—	—	—	(509,814)
Sales and maturities of marketable investment securities	234,970	—	—	—	234,970
Purchases of property and equipment	—	(220,664)	(26,677)	—	(247,341)
Changes in restricted cash and cash equivalents	(2,549)	—	11	—	(2,538)
Other, net	(10,601)	(22,990)	—	10,601	(22,990)
Net cash flows from investing activities	(287,994)	(243,654)	(26,666)	10,601	(547,713)
Cash Flows from Financing Activities:
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(53,467)	(6,368)	—	(59,835)
Other	—	(5,276)	5,383	—	107
Net cash flows from financing activities	10,601	(48,142)	(985)	(10,601)	(49,127)
Effect of exchange rates on cash and cash equivalents	—	—	5,116	—	5,116
Net increase (decrease) in cash and cash equivalents	45,088	17,252	(492)	—	61,848
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$142,762	$51,592	$31,203	$—	$225,557

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 Consolidating Statement of Cash Flows for the Year Ended December 31, 2013

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(35,699)	$(69,278)	$6,412	$63,742	$(34,823)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	172,603	248,040	(30)	(63,742)	356,871
Net cash flows from operating activities	136,904	178,762	6,382	—	322,048
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(125,802)	—	—	—	(125,802)
Sales and maturities of marketable investment securities	57,399	—	—	—	57,399
Purchases of property and equipment	—	(188,862)	(10,399)	—	(199,261)
Transfer of regulatory authorization to DISH Network	—	23,148	—	—	23,148
Changes in restricted cash and cash equivalents	5,075	7,536	341	—	12,952
Other, net	—	(15,143)	91	—	(15,052)
Net cash flows from investing activities	(63,328)	(173,321)	(9,967)	—	(246,616)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(58,973)	(4,533)	—	(63,506)
Advances from affiliates	—	—	10,219	—	10,219
Other	—	(751)	3,467	—	2,716
Net cash flows from financing activities	—	(59,724)	9,153	—	(50,571)
Effect of exchange rates on cash and cash equivalents	—	—	2,629	—	2,629
Net increase (decrease) in cash and cash equivalents	73,576	(54,283)	8,197	—	27,490
Cash and cash equivalents, at beginning of period	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of period	$97,674	$34,340	$31,695	$—	$163,709

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(12,191)	$(36,251)	$11,321	$24,895	$(12,226)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(234,920)	563,217	1,405	(24,895)	304,807
Net cash flows from operating activities	(247,111)	526,966	12,726	—	292,581
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(92,727)	—	—	—	(92,727)
Sales and maturities of marketable investment securities	301,231	16,200	—	—	317,431
Purchases of property and equipment	—	(404,121)	(7,099)	—	(411,220)
Acquisition of Hughes Communications, net	—	(26,000)	(72,477)	—	(98,477)
Changes in restricted cash and cash equivalents	(7,669)	2,829	314	—	(4,526)
Other, net	—	(12,772)	—	—	(12,772)
Net cash flows from investing activities	200,835	(423,864)	(79,262)	—	(302,291)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(54,576)	(1,949)	—	(56,525)
Debt issuance costs	(229)	—	—	—	(229)
Proceeds from issuance of long-term debt	—	7	1,634	—	1,641
Advances from affiliates	—	—	72,538	—	72,538
Other	—	(764)	—	—	(764)
Net cash flows from financing activities	(229)	(55,333)	72,223	—	16,661
Effect of exchange rates on cash and cash equivalents	—	—	4,265	—	4,265
Net increase (decrease) in cash and cash equivalents	(46,505)	47,769	9,952	—	11,216
Cash and cash equivalents, at beginning of period	70,603	40,854	13,546	—	125,003
Cash and cash equivalents, at end of period	$24,098	$88,623	$23,498	$—	$136,219

SCHEDULE II
Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2014, 2013 and 2012 were as follows:

Allowance for doubtful accounts	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the year ended:
December 31, 2014	$10,737	$46,948	$(45,735)	$11,950
December 31, 2013	$14,918	$35,098	$(39,279)	$10,737
December 31, 2012	$16,769	$26,647	$(28,498)	$14,918