Form 10-Q
period 2015-03-31
Hughes Satellite Systems Corp
filed 2015-05-07
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

As of April 29, 2015, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

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

•                  our failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment; and

•                  the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in our Form 10-K and those discussed in other documents we file with the SEC.

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described herein and should not place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$219,393	$225,557
Marketable investment securities	432,647	394,992
Trade accounts receivable, net of allowance for doubtful accounts of $11,627 and $11,950, respectively	139,175	140,193
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	18,470	19,249
Deferred tax assets	158,107	157,949
Inventory	62,656	51,597
Prepaids and deposits	34,793	30,938
Advances to affiliates, net	712	736
Other current assets	7,503	7,625
Total current assets	1,073,456	1,028,836
Noncurrent Assets:
Restricted cash and cash equivalents	18,698	17,652
Property and equipment, net of accumulated depreciation of $1,873,371 and $2,053,636, respectively	2,270,021	2,274,568
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	145,462	157,100
Other investments	34,375	32,969
Other noncurrent assets, net	174,781	177,628
Total noncurrent assets	3,619,168	3,635,748
Total assets	$4,692,624	$4,664,584
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$103,289	$93,783
Trade accounts payable - DISH Network	19	18
Current portion of long-term debt and capital lease obligations	28,895	39,746
Advances from affiliates, net	7,740	23,792
Deferred revenue and prepayments	53,441	61,063
Accrued interest	43,756	8,890
Accrued compensation	20,885	20,128
Accrued expenses and other	70,314	82,533
Total current liabilities	328,339	329,953
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,318,526	2,325,417
Deferred tax liabilities	556,702	539,560
Advances from affiliates	8,385	8,352
Other noncurrent liabilities	89,475	91,705
Total noncurrent liabilities	2,973,088	2,965,034
Total liabilities	3,301,427	3,294,987
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,362,500	1,361,599
Accumulated other comprehensive loss	(40,023)	(31,346)
Accumulated earnings	58,338	29,331
Total HSS shareholders’ equity	1,380,815	1,359,584
Noncontrolling interests	10,382	10,013
Total shareholders’ equity	1,391,197	1,369,597
Total liabilities and shareholders’ equity	$4,692,624	$4,664,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Services and other revenue - other	$269,679	$261,667
Services and other revenue - DISH Network	131,441	99,244
Equipment revenue - other	48,051	41,832
Equipment revenue - DISH Network	1,063	11,570
Total revenue	450,234	414,313
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	129,918	132,346
Cost of sales - equipment (exclusive of depreciation and amortization)	45,211	47,406
Selling, general and administrative expenses	70,545	63,271
Research and development expenses	5,554	4,492
Depreciation and amortization	108,014	108,185
Total costs and expenses	359,242	355,700
Operating income	90,992	58,613

Other Income (Expense):
Interest income	1,099	955
Interest expense, net of amounts capitalized	(45,086)	(48,747)
Equity in earnings of unconsolidated affiliate	1,397	770
Other, net (includes reclassification of realized (gains) losses on available- for-sale (“AFS”) securities out of accumulated other comprehensive loss of zero and $8, respectively)	(1,053)	231
Total other expense, net	(43,643)	(46,791)
Income before income taxes	47,349	11,822
Income tax provision, net	(17,973)	(201)
Net income	29,376	11,621
Less: Net income attributable to noncontrolling interests	369	299
Net income attributable to HSS	$29,007	$11,322

Comprehensive Income:
Net income	$29,376	$11,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,234)	2,190
Unrealized gains on AFS securities and other	1,557	806
Recognition of previously unrealized gains on AFS securities included in net income	—	(8)
Total other comprehensive income (loss), net of tax	(8,677)	2,988
Comprehensive income	20,699	14,609
Less: Comprehensive income attributable to noncontrolling interests	369	534
Comprehensive income attributable to HSS	$20,330	$14,075

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$29,376	$11,621
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	108,014	108,185
Equity in earnings of unconsolidated affiliate	(1,397)	(770)
Amortization of debt issuance costs	1,521	1,413
Realized gains on marketable investment securities and other investments, net	—	(8)
Stock-based compensation	1,220	619
Deferred tax expense (benefit)	17,035	(2,956)
Changes in current assets and current liabilities, net	(9,568)	40,726
Changes in noncurrent assets and noncurrent liabilities, net	2,504	(5,739)
Other, net	(1,824)	2,930
Net cash flows from operating activities	146,881	156,021
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(90,594)	(52,678)
Sales and maturities of marketable investment securities	52,683	36,271
Purchases of property and equipment	(92,310)	(46,001)
Changes in restricted cash and cash equivalents	(1,046)	(3,011)
Other, net	(4,953)	(4,723)
Net cash flows from investing activities	(136,220)	(70,142)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	(15,038)	(17,193)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	—	11,404
Other	779	19
Net cash flows from financing activities	(14,259)	(5,770)
Effect of exchange rates on cash and cash equivalents	(2,566)	990
Net increase (decrease) in cash and cash equivalents	(6,164)	81,099
Cash and cash equivalents, beginning of period	225,557	163,709
Cash and cash equivalents, end of period	$219,393	$244,808

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$10,820	$11,794
Capitalized interest	$2,355	$—
Cash paid for income taxes	$975	$2,424
Satellites and other assets financed under capital lease obligations	$160	$663
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$4,500	$—
Increase in capital expenditures included in accounts payable, net	$4,414	$1,151
Net noncash assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$—	$71,048
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$—	$315,643

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

•                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 2 below, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment.

Note 2.                   Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”) HSS has adopted a policy statement (the “Policy Statement”) setting forth management and allocation policies for purposes of attributing all of the business and operations of HSS to either the Hughes Retail Group or the “HSSC Group,” which is defined as all other operations of HSS, including all existing and future businesses, other than the Hughes Retail Group.  Among other things, the Policy Statement governs how assets, liabilities, revenue and expenses are attributed or allocated between HRG and the HSSC Group.  Such attributions and allocations generally do not affect the amounts reported in our consolidated financial statements, except for the attribution of shareholders’ equity and net income or loss between the holders of Tracking Stock and common stock.  The Policy Statement also does not significantly affect the way that management assesses operating performance and allocates resources within our Hughes segment.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We provide unaudited attributed financial information for HRG and the HSSC Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  See Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2014 for a description of the rights and obligations of EchoStar, HSS and DISH Network with respect to the Tracking Stock, the initial recording of the Satellite and Tracking Stock Transaction and the satellites received from DISH Network as part of the Satellite and Tracking Stock Transaction.  Set forth below is information about certain terms of the Tracking Stock.

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group, of which a 28.11% interest was issued as HSS Tracking Stock and a 51.89% interest was issued as EchoStar Tracking Stock.  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.  Also, holders of EchoStar Tracking Stock do not have any direct equity interest in HSS, but have an indirect interest in HSS through EchoStar’s ownership of our outstanding common stock.  Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.

Note 3.                   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in our notes to the condensed consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred revenue and deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of awards granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and methods for depreciation and amortization of property, equipment and intangible assets, goodwill impairment testing, royalty obligations, and allocations that affect the periodic determination of net income or loss attributable to the Tracking Stock.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

•                  Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3, defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the three months ended March 31, 2015 or 2014.

As of March 31, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our current marketable investment securities are based on a variety of observable market inputs.  For our investments in publicly traded equity securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets.  Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements, as the markets for such debt securities are less active.  Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value.  Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of March 31, 2015 and December 31, 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $85.1 million and $85.8 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

The portion of our cost of sales, consisting of research and development funded by customers was approximately $5.7 million for each of the three months ended March 31, 2015 and 2014.  In addition, we incurred $5.6 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively, for research and development expenses not funded by customers, which has been reflected as such within our condensed consolidated statements of operations and comprehensive income (loss).

Capitalized Software Costs

Development costs related to software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally included in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of March 31, 2015 and December 31, 2014, the net carrying amount of externally marketed software was $51.9 million and $48.9 million, respectively.  We capitalized $5.0 million of costs related to development of externally marketed software for each of the three months ended March 31, 2015 and 2014.  For the three months ended March 31, 2015 and 2014, we recorded $1.9 million and $0.8 million, respectively, of amortization expense relating to our externally marketed software.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption was not permitted.  In April 2015, the FASB proposed Accounting Standards Update that would defer for one year the effective date of the new revenue standard and also proposed to permit entities to early adopt the standard.  Management has not selected a transition method and is assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption. Early adoption is permitted.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption. Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $37.5 million and $39.1 million as of March 31, 2015 and December 31, 2014, respectively, as a reduction of our long-term debt balances.  We do not expect to adopt this standard prior to the effective date.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $39.4 million and $29.2 million as of March 31, 2015 and December 31, 2014, respectively.

Note 5.                   Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Marketable investment securities—current:
Corporate bonds	$406,373	$367,291
Strategic equity securities	13,815	12,669
Other	12,459	15,032
Total marketable investment securities—current	432,647	394,992
Other investments—noncurrent:
Cost method	15,438	15,438
Equity method	18,937	17,531
Total other investments—noncurrent	34,375	32,969
Total marketable and other investments	$467,022	$427,961

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and variable rate demand notes.

Other Investments - Noncurrent

We have several strategic investments in certain non-publicly traded equity securities that are accounted for using either the equity or the cost method of accounting.  Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans.  Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2015
Debt securities:
Corporate bonds	$406,727	$61	$(415)	$406,373
Other	12,458	1	—	12,459
Equity securities - strategic	14,176	1,574	(1,935)	13,815
Total marketable investment securities	$433,361	$1,636	$(2,350)	$432,647
As of December 31, 2014
Debt securities:
Corporate bonds	$367,949	$8	$(666)	$367,291
Other	15,031	1	—	15,032
Equity security - strategic	14,176	1,718	(3,225)	12,669
Total marketable investment securities	$397,156	$1,727	$(3,891)	$394,992

As of March 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $371.8 million with contractual maturities of one year or less and $47.0 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	March 31, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$327,266	$(2,349)	$357,887	$(3,891)
12 months or more	4,000	(1)	—	—
Total	$331,266	$(2,350)	$357,887	$(3,891)

Sales of Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three months ended March 31, 2015 and 2014.  We recognized minimal and zero losses from the sales of our available-for-sale marketable investment securities for the three months ended March 31, 2015 and 2014, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Proceeds from sales of our available-for-sale marketable investment securities totaled $7.5 million and zero for the three months ended March 31, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2015 and December 31, 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$162,433	$30,635	$131,798	$148,645	$18,926	$129,719
Debt securities:
Corporate bonds	$406,373	$—	$406,373	$367,291	$—	$367,291
Other	12,459	—	12,459	15,032	—	15,032
Equity securities - strategic	13,815	13,815	—	12,669	12,669	—
Total marketable investment securities	$432,647	$13,815	$418,832	$394,992	$12,669	$382,323

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Trade accounts receivable	$126,302	$135,609
Contracts in process, net	24,500	16,534
Total trade accounts receivable	150,802	152,143
Allowance for doubtful accounts	(11,627)	(11,950)
Trade accounts receivable - DISH Network	18,470	19,249
Total trade accounts receivable, net	$157,645	$159,442

As of March 31, 2015 and December 31, 2014, progress billings offset against contracts in process amounted to $2.9 million and $2.5 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Finished goods	$48,127	$39,495
Raw materials	5,654	5,170
Work-in process	8,875	6,932
Total inventory	$62,656	$51,597

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	March 31,	December 31,
	(In Years)	2015	2014
		(In thousands)
Land	-	$12,086	$12,075
Buildings and improvements	1 - 30	73,594	73,191
Furniture, fixtures, equipment and other	1 - 12	342,011	339,330
Customer rental equipment	2 - 4	527,043	498,181
Satellites - owned	10 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	665,518	935,104
Construction in progress	-	142,020	89,203
Total property and equipment		4,143,392	4,328,204
Accumulated depreciation		(1,873,371)	(2,053,636)
Property and equipment, net		$2,270,021	$2,274,568

Construction in progress consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch costs:
EUTELSAT 65 West A	$30,600	$26,049
EchoStar 105/SES-11	62,124	28,470
Other	100	101
Uplinking equipment	26,216	21,124
Other	22,980	13,459
Construction in progress	$142,020	$89,203

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Satellites	$49,087	$47,563
Furniture, fixtures, equipment and other	12,217	14,243
Customer rental equipment	30,187	27,892
Buildings and improvements	1,292	1,450
Total depreciation expense	$92,783	$91,148

Satellites

As of March 31, 2015, we utilized 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Three of our satellites are accounted for as operating leases.

Recent Developments

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to EchoStar 105/SES-11, we entered into amendments that extend the terms of our existing agreements with SES for satellite services on AMC-15 and AMC-16.  As amended, the term of our agreement for satellite services on certain transponders on AMC-15 was extended from December 2014 through the in-service date of EchoStar 105/SES-11.  The amended agreement for the AMC-16 satellite services extends the term for the satellite’s entire communications capacity, subject

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

to available power, for one year following expiration of the initial term in February 2015.  The extended terms of these agreements are being accounted for as operating leases.

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

We have previously disclosed in our financial statements as of and for the year ended December 31, 2014 anomalies in prior years that affect our in-service owned and leased satellites, including EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16.  We are not aware of any additional anomalies that have occurred with respect to any of our owned or leased satellites in 2015 as of the date of this report that affected the commercial operation of these satellites.  EchoStar III and EchoStar VI are fully depreciated and EchoStar III is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  EchoStar XII has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for EchoStar XII; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue.

Satellite Impairments

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Certain of the anomalies previously disclosed, may be considered to represent a significant adverse change in the physical condition of a particular satellite.  However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

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

As of March 31, 2015 and December 31, 2014, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	March 31, 2015			December 31, 2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(168,798)	$101,502	$270,300	$(161,762)	$108,538
Contract-based	4	64,800	(63,604)	1,196	64,800	(61,810)	2,990
Technology-based	6	51,417	(32,856)	18,561	51,417	(30,714)	20,703
Trademark portfolio	20	29,700	(5,693)	24,007	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,511)	196	4,707	(4,217)	490
Total other intangible assets.		$420,924	$(275,462)	$145,462	$420,924	$(263,824)	$157,100

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of externally marketed capitalized software, was $15.2 million and $17.0 million for the three months ended March 31, 2015 and 2014, respectively.

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$1,100,000	$1,203,422	$1,100,000	$1,177,000
7 5/8% Senior Notes due 2021	900,000	994,500	900,000	994,500
Other	1,777	1,777	1,197	1,197
Subtotal	2,001,777	$2,199,699	2,001,197	$2,172,697
Capital lease obligations	345,644		363,966
Total debt and capital lease obligations	2,347,421		2,365,163
Less: Current portion	(28,895)		(39,746)
Long-term portion of debt and capital lease obligations	$2,318,526		$2,325,417

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

Income tax expense was approximately $18.0 million for the three months ended March 31, 2015 compared to $0.2 million for the three months ended March 31, 2014.  Our effective income tax rate was 38.0% for the three months ended March 31, 2015 compared to 1.7% for the same period in 2014.  The variation in our effective tax rate from the U.S. federal statutory rate for the same period in 2014 was primarily due to lower state effective tax rate.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 12.            Commitments and Contingencies

Commitments

As of March 31, 2015, our satellite-related obligations were approximately $922.8 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long term satellite operating leases and satellite service arrangements.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard, infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that Hughes’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that complaint on March 24, 2015. The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set. On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems LLC, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On March 16, 2015, the defendants filed motions to dismiss portions of Elbit’s complaint.  On April 2, 2015, Elbit responded to those motions to dismiss and further filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant Country Home Investments, Inc.  On April 20, 2015, defendants filed motions to dismiss portions of Elbit’s amended complaint.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as us, EchoStar Technologies, L.L.C, and Sling Media, Inc., a subsidiary of EchoStar, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (“the ‘456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the ‘456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  Trial is set for January 12, 2016.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•                  EchoStar Satellite Services — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.  Our segment operating results do not include real estate and other activities, costs incurred in certain satellite development programs and other business development activities, expenses of various corporate departments, and our centralized treasury operations, including income from our investment portfolio and interest expense on our debt.  These activities are accounted for in the “All Other and Eliminations” column in the table below.  Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.  The Hughes Retail Group is included in our Hughes segment and our CODM reviews separate HRG financial information only to the extent such information is included in our periodic filings with the SEC.  Therefore, we do not consider HRG to be a separate operating segment.

Transactions between segments were not significant for the three months ended March 31, 2015 and 2014.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March, 31, 2015
External revenue	$324,950	$125,198	$86	$450,234
Intersegment revenue	$330	$200	$(530)	$—
Total revenue	$325,280	$125,398	$(444)	$450,234
Capital expenditures	$64,527	$27,783	$—	$92,310
EBITDA	$91,273	$106,419	$1,289	$198,981
For the Three Months Ended March, 31, 2014
External revenue	$314,371	$99,872	$—	$414,243
Intersegment revenue	$400	$949	$(1,279)	$70
Total revenue	$314,771	$100,821	$(1,279)	$414,313
Capital expenditures	$45,972	$29	$—	$46,001
EBITDA	$81,939	$84,782	$779	$167,500

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table reconciles total consolidated EBITDA to reported “Net income attributable to HSS” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
EBITDA	$198,981	$167,500
Interest income and expense, net	(43,987)	(47,792)
Depreciation and amortization	(108,014)	(108,185)
Income tax provision, net	(17,973)	(201)
Net income attributable to HSS	$29,007	$11,322

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $3.4 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

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

“Services and other revenue — DISH Network”

Satellite Services Provided to DISH Network.  Since the Spin-off, we have entered into certain satellite service agreements pursuant to which DISH Network receives satellite services on certain satellites owned or leased by us.  The fees for the services provided under these satellite service agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the service arrangements.  The terms of each service arrangement is set forth below:

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

In connection with the Satellite and Tracking Stock Transaction, on February 20, 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X,

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

EchoStar XI and EchoStar XIV satellites.  Effective March 1, 2014, we provide TT&C services for DISH Network’s D-1 satellite.

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  Hughes Network Systems, LLC (“HNS”) provided certain broadband products and services to Blockbuster, Inc. (“Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster could continue to purchase broadband products and services from our Hughes segment (the “Blockbuster VSAT Agreement”).

Effective February 1, 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

Radio Access Network Agreement.  On November 29, 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS constructed for DISH Network a ground-based satellite radio access network for a fixed fee.  The parties mutually agreed to terminate this agreement in the fourth quarter of 2014.

TerreStar Agreement.  On March 9, 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”).  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Real Estate Lease Agreements.  Since the Spin-off, we have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending on July 31, 2017, subject to the terms of the underlying lease agreement. This license was terminated during the fourth quarter of 2014.

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

In light of the tax sharing agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, during the third quarter of 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an amount that includes $93.1 million of the federal tax benefit they received as a result of our operations, which has been classified as other noncurrent assets in our consolidated balance sheets as of March 31, 2015 and December 31, 2014.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, Hughes agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, Hughes funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, Hughes Systique repaid $0.7 million of the outstanding principal of the loan and we extended the maturity date of the loan to May 1, 2016 on the same terms.  In addition to our 44.1% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s Board of Directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.9%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  We are considered the “primary beneficiary” of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique and our obligation to provide financial support in the form of term loans.  As a result, we are required to consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49% of an entity that provides direct-to-home satellite service in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $5.8 million for each of the three months ended March 31, 2015 and 2014.  As of March 31, 2015 and December 31, 2014, we had trade accounts receivable from Dish Mexico of approximately $3.9 million.

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, we had trade accounts receivable from Deluxe of approximately $0.1 million and $0.2 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

The condensed consolidating financial information presented below should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein.

Condensed Consolidating Balance Sheet as of March 31, 2015

(In thousands)

		Guarantor	Non- Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$157,464	$30,188	$31,741	$—	$219,393
Marketable investment securities	426,240	6,407	—	—	432,647
Trade accounts receivable, net	—	101,934	37,241	—	139,175
Trade accounts receivable - DISH Network, net	—	18,354	116	—	18,470
Inventory	—	52,084	10,572	—	62,656
Advances to affiliates, net	10	270,431	—	(269,729)	712
Other current assets	11	180,378	24,494	(4,480)	200,403
Total current assets	583,725	659,776	104,164	(274,209)	1,073,456
Restricted cash and cash equivalents	10,559	7,500	639	—	18,698
Property and equipment, net	—	2,217,402	52,619	—	2,270,021
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	145,462	—	—	145,462
Investment in subsidiaries	3,094,800	85,538	—	(3,180,338)	—
Advances to affiliates	700	1,716	—	(2,416)	—
Other noncurrent assets, net	51,829	163,600	8,016	(14,289)	209,156
Total assets	$3,741,613	$4,256,825	$165,438	$(3,471,252)	$4,692,624
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$92,156	$11,133	$—	$103,289
Trade accounts payable - DISH Network	—	19	—	—	19
Current portion of long-term debt and capital lease obligations	—	26,533	2,362	—	28,895
Advances from affiliates, net	256,154	1,824	19,491	(269,729)	7,740
Accrued expenses and other	104,644	64,113	24,119	(4,480)	188,396
Total current liabilities	360,798	184,645	57,105	(274,209)	328,339
Long-term debt and capital lease obligations, net of current portion	2,000,000	316,977	1,549	—	2,318,526
Advances from affiliates	—	—	10,801	(2,416)	8,385
Other non-current liabilities	—	660,403	63	(14,289)	646,177
Total HSS shareholders’ equity (deficit)	1,380,815	3,094,800	85,538	(3,180,338)	1,380,815
Noncontrolling interests	—	—	10,382	—	10,382
Total liabilities and shareholders’ equity (deficit)	$3,741,613	$4,256,825	$165,438	$(3,471,252)	$4,692,624

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2014

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
for the Three Months Ended March 31, 2015.

(In thousands)

	HSS	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$246,411	$36,531	$(13,263)	$269,679
Services and other revenue - DISH Network	—	131,262	179	—	131,441
Equipment revenue - other	—	44,854	5,981	(2,784)	48,051
Equipment revenue - DISH Network	—	1,063	—	—	1,063
Total revenue	—	423,590	42,691	(16,047)	450,234
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	118,087	25,094	(13,263)	129,918
Cost of sales - equipment (exclusive of depreciation and amortization)	—	43,056	4,590	(2,435)	45,211
Selling, general and administrative expenses	—	62,894	8,000	(349)	70,545
Research and development expenses	—	5,554	—	—	5,554
Depreciation and amortization	—	106,392	1,622	—	108,014
Total costs and expenses	—	335,983	39,306	(16,047)	359,242
Operating income	—	87,607	3,385	—	90,992
Other Income (Expense):
Interest income	833	58	251	(43)	1,099
Interest expense, net of amounts capitalized	(36,553)	(8,935)	359	43	(45,086)
Equity in earnings (losses) of subsidiaries, net	54,186	1,033	—	(55,219)	—
Other, net	(3,750)	5,957	(1,863)	—	344
Total other income (expense), net	14,716	(1,887)	(1,253)	(55,219)	(43,643)
Income (loss) before income taxes	14,716	85,720	2,132	(55,219)	47,349
Income tax benefit (provision), net	14,289	(31,444)	(818)	—	(17,973)
Net income (loss)	29,005	54,276	1,314	(55,219)	29,376
Less: Net income attributable to noncontrolling interests	—	—	369	—	369
Net income (loss) attributable to HSS	$29,005	$54,276	$945	$(55,219)	$29,007
Comprehensive Income (Loss):
Net income (loss)	$29,005	$54,276	$1,314	$(55,219)	$29,376
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(10,234)	—	(10,234)
Unrealized gains (losses) on AFS securities and other	1,557	—	—	—	1,557
Equity in other comprehensive loss of subsidiaries, net	(10,232)	(10,234)	—	20,466	—
Total other comprehensive income (loss), net of tax	(8,675)	(10,234)	(10,234)	20,466	(8,677)
Comprehensive income (loss)	20,330	44,042	(8,920)	(34,753)	20,699
Less: Comprehensive income attributable to noncontrolling interests	—	—	369	—	369
Comprehensive income (loss) attributable to HSS	$20,330	$44,042	$(9,289)	$(34,753)	$20,330

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$227,607	$40,260	$(6,200)	$261,667
Services and other revenue - DISH Network	—	99,079	165	—	99,244
Equipment revenue	—	37,642	7,925	(3,735)	41,832
Equipment revenue - DISH Network	—	11,570	—	—	11,570
Total revenue	—	375,898	48,350	(9,935)	414,313
Costs and Expenses:
Costs of sales - services and other	—	109,821	28,725	(6,200)	132,346
Cost of sales - equipment	—	45,151	5,585	(3,330)	47,406
Selling, general and administrative expenses	—	55,749	7,927	(405)	63,271
Research and development expenses	—	4,492	—	—	4,492
Depreciation and amortization	—	105,771	2,414	—	108,185
Total costs and expenses	—	320,984	44,651	(9,935)	355,700
Operating income	—	54,914	3,699	—	58,613
Other Income (Expense):
Interest income	52,634	31	710	(52,420)	955
Interest expense, net of amounts capitalized	(36,445)	(64,099)	(624)	52,421	(48,747)
Equity in earnings (losses) of subsidiaries, net	990	2,075	—	(3,065)	—
Other, net	8	822	171	—	1,001
Total other income (expense), net	17,187	(61,171)	257	(3,064)	(46,791)
Income (loss) before income taxes	17,187	(6,257)	3,956	(3,064)	11,822
Income tax benefit (provision), net	(5,865)	7,337	(1,673)	—	(201)
Net income	11,322	1,080	2,283	(3,064)	11,621
Less: Net income attributable to noncontrolling interests	—	—	299	—	299
Net income attributable to HSS	$11,322	$1,080	$1,984	$(3,064)	$11,322
Comprehensive Income (Loss):
Net income	$11,322	$1,080	$2,283	$(3,064)	$11,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,190	—	2,190
Unrealized gains on AFS securities and other	798	—	8	—	806
Recognition of previously unrealized gains on AFS securities included in net income	(8)	—	—	—	(8)
Equity in other comprehensive income (loss) of subsidiaries, net	1,963	1,963	—	(3,926)	—
Total other comprehensive income (loss), net of tax	2,753	1,963	2,198	(3,926)	2,988
Comprehensive income (loss)	14,075	3,043	4,481	(6,990)	14,609
Less: Comprehensive income attributable to noncontrolling interests	—	—	534	—	534
Comprehensive income (loss) attributable to HSS	$14,075	$3,043	$3,947	$(6,990)	$14,075

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$29,005	$54,276	$1,314	$(55,219)	$29,376
Adjustments to reconcile net income (loss) to net cash flows from operating activities	35,615	23,830	2,841	55,219	117,505
Net cash flows from operating activities	64,620	78,106	4,155	—	146,881
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(90,594)	—	—	—	(90,594)
Sales and maturities of marketable investment securities	52,683	—	—	—	52,683
Purchases of property and equipment	—	(79,881)	(12,429)	—	(92,310)
Changes in restricted cash and cash equivalents	(1,006)	—	(40)	—	(1,046)
Investment in subsidiary	(11,000)	—	—	11,000	—
Other, net	—	(4,953)	—	—	(4,953)
Net cash flows from investing activities	(49,917)	(84,834)	(12,469)	11,000	(136,220)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	—	11,000	(11,000)	—
Repayment of long-term debt and capital lease obligations	—	(13,857)	(1,181)	—	(15,038)
Other	(1)	(819)	1,599	—	779
Net cash flows from financing activities	(1)	(14,676)	11,418	(11,000)	(14,259)
Effect of exchange rates on cash and cash equivalents	—	—	(2,566)	—	(2,566)
Net increase (decrease) in cash and cash equivalents	14,702	(21,404)	538	—	(6,164)
Cash and cash equivalents, at beginning of period	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of period	$157,464	$30,188	$31,741	$—	$219,393

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(In thousands)

			Non-
		Guarantor	Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$11,322	$1,080	$2,283	$(3,064)	$11,621
Adjustments to reconcile net income (loss) to net cash flows from operating activities	77,836	67,640	(4,140)	3,064	144,400
Net cash flows from operating activities	89,158	68,720	(1,857)	—	156,021
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(52,678)	—	—	—	(52,678)
Sales and maturities of marketable investment securities	36,271	—	—	—	36,271
Purchases of property and equipment	—	(44,336)	(1,665)	—	(46,001)
Changes in restricted cash and cash equivalents	(3,072)	—	61	—	(3,011)
Investment in subsidiary	(11,404)	—	—	11,404	—
Other, net	—	(4,723)	—	—	(4,723)
Net cash flows from investing activities	(30,883)	(49,059)	(1,604)	11,404	(70,142)
Cash Flows from Financing Activities:
Proceeds from issuance of Hughes Retail preferred tracking stock (Note 2)	11,404	11,404	—	(11,404)	11,404
Repayment of long-term debt and capital lease obligations	—	(15,789)	(1,404)	—	(17,193)
Other	—	(1,186)	1,205	—	19
Net cash flows from financing activities	11,404	(5,571)	(199)	(11,404)	(5,770)
Effect of exchange rates on cash and cash equivalents	—	—	990	—	990
Net increase (decrease) in cash and cash equivalents	69,679	14,090	(2,670)	—	81,099
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$167,353	$48,430	$29,025	$—	$244,808

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States dollars. The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2015

•                  Revenue of $450.2 million

•                  Operating income of $91.0 million

•                  Net income attributable to HSS of $29.0 million

•                  EBITDA of $199.0 million (see non-GAAP reconciliation in Note 13 in the condensed consolidated financial statements.)

Consolidated Financial Condition as of March 31, 2015

•                  Total assets of $4.69 billion

•                  Total liabilities of $3.30 billion

•                  Total shareholders’ equity of $1.39 billion

•                  Cash, cash equivalents and current marketable investment securities of $652.0 million

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber growth while we manage subscriber growth across our satellite platform.  In March 2013, we entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the second half of 2016.  EchoStar XIX is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America.  The costs associated with the construction and launch of EchoStar XIX are included in “All Other and Eliminations” in our segment reporting.

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

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments during the satellite construction period.  The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil and create a platform to potentially allow for further development of our spectrum in Brazil.

As of March 31, 2015 and December 31, 2014, our Hughes segment had approximately 998,000 and 977,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the first quarter of 2015 compared to the same period in 2014 due primarily to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the first quarter of 2015 decreased as compared to the same period in 2014, however, total disconnects increased due to the increased number of subscribers.  As a result, for the quarter ended March 31, 2015, net subscriber additions of 22,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of March 31, 2015 and December 31, 2014, our Hughes segment had approximately $1.19 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its 16 owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  The satellite we currently have under construction is expected to ultimately produce revenue once launched and placed into operation, and therefore, factors that interfere with our construction and launch schedules will impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

As of March 31, 2015 and December 31, 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.61 billion and $1.71 billion, respectively.

New Business Opportunities

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the Three Months Ended March 31		Variance
Statement of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$269,679	$261,667	$8,012	3.1
Services and other revenue - DISH Network	131,441	99,244	32,197	32.4
Equipment revenue - other	48,051	41,832	6,219	14.9
Equipment revenue - DISH Network	1,063	11,570	(10,507)	(90.8)
Total revenue	450,234	414,313	35,921	8.7
Costs and Expenses:
Cost of sales - services and other	129,918	132,346	(2,428)	(1.8)
% of Total services and other revenue	32.4%	36.7%
Cost of sales - equipment	45,211	47,406	(2,195)	(4.6)
% of Total equipment revenue	92.1%	88.8%
Selling, general and administrative expenses (including DISH Network)	70,545	63,271	7,274	11.5
% of Total revenue	15.7%	15.3%
Research and development expenses	5,554	4,492	1,062	23.6
% of Total revenue	1.2%	1.1%
Depreciation and amortization	108,014	108,185	(171)	(0.2)
Total costs and expenses	359,242	355,700	3,542	1.0
Operating income	90,992	58,613	32,379	55.2
Other Income (Expense):
Interest income	1,099	955	144	15.1
Interest expense, net of amounts capitalized	(45,086)	(48,747)	3,661	(7.5)
Other, net	344	1,001	(657)	(65.6)
Total other expense, net	(43,643)	(46,791)	3,148	(6.7)
Income before income taxes	47,349	11,822	35,527	*
Income tax provision, net	(17,973)	(201)	(17,772)	*
Net income	29,376	11,621	17,755	*
Less: Net income attributable to noncontrolling interests	369	299	70	23.4
Net income attributable to HSS	$29,007	$11,322	$17,685	*

Other Data:
EBITDA	$198,981	$167,500	$31,481	18.8
Subscribers, end of period	998,000	914,000	84,000	9.2

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 36 and 37.

Services and other revenue — other.  “Services and other revenue — other” totaled $269.7 million for the three months ended March 31, 2015, an increase of $8.0 million or 3.1%, compared to the same period in 2014.

Services and other revenue — other from our Hughes segment for the three months ended March 31, 2015 increased by $10.1 million, or 4.2%, to $253.5 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $13.3 million in sales of broadband services to our domestic consumer and enterprise markets, partially offset by a decrease of $3.0 million in sales of broadband services to our international customers.

Services and other revenue — other from our EchoStar Satellite Services segment for the three months ended March 31, 2015 decreased by $2.9 million, or 14.7%, to $16.7 million compared to the same period in 2014.  The decrease was primarily attributable a decrease in sales of transponder services in the first quarter of 2015 compared to the same period in 2014.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $131.4 million for the three months ended March 31, 2015, an increase of $32.2 million or 32.4 % compared to the same period in 2014.

Services and other revenue — DISH Network from our Hughes segment for the three months ended March 31, 2015 increased by $4.7 million, or 26.1%, to $22.8 million compared to the same period in 2014.  The

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”).

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended March 31, 2015 increased by $27.5 million, or 33.9%, to $108.7 million compared to the same period in 2014.  The increase was mainly due to an increase of $29.6 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $1.3 million in services provided to DISH Network on the EchoStar XII satellite.

Equipment revenue — other.  “Equipment revenue — other” totaled $48.1 million for the three months ended March 31, 2015, an increase of $6.2 million, or 14.9% compared to the same period in 2014. The increase was mainly due to a $7.0 million increase in domestic sales of telecom systems equipment and an increase of $2.2 million in sales of broadband equipment to our international customers, partially offset by a decrease of $3.0 million in sales of broadband equipment to our consumer and domestic enterprise markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $1.1 million for the three months ended March 31, 2015, a decrease of $10.5 million, or 90.8%, compared to the same period in 2014.  The decrease was primarily due to the decrease in unit sales of broadband equipment to dishNET.  Sales of broadband equipment to dishNET have been steadily decreasing and we expect this trend to continue in the first half of 2015.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $129.9 million for the three months ended March 31, 2015, an decrease of $2.4 million, or 1.8%,compared to the same period in 2014.  The decrease was primarily attributable to a $3.6 million decrease in service costs directly related to the decrease in sales of our broadband services to our international customers, as well as reductions in the costs of our maintenance and service contracts.  Additionally, the cost of sales related to our domestic broadband services decreased $2.1 million due to a decrease in the cost of repairs for consumer hardware and the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform. These increases were partially offset by an increase of $3.3 million in cost of sales of our EchoStar Satellite Services segment related to the commencement of AMC-15 and AMC-16 operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $45.2 million for the three months ended March 31, 2015, a decrease of $2.2 million, or 4.6%, compared to the same period in 2014. The decrease was primarily attributable to lower sales of broadband equipment to DISH Network, primarily related to our Distribution Agreement with dishNET.  The decrease was partially offset by the increase in cost of sales of telecom system equipment and broadband equipment to international markets.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $70.5 million for the three months ended March 31, 2015, an increase of $7.3 million or 11.5%, compared to the same period in 2014.  The increase was mainly due to a $4.2 million increase in marketing and promotional expenses primarily in our Hughes segment and a $3.6 million increase in professional fees.

Research and development.  “Research and development expenses” totaled $5.6 million for the three months ended March 31, 2015, an increase of $1.1 million or 23.6%, compared to the same period in 2014.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $45.1 million for the three months ended March 31, 2015, a decrease of $3.7 million or 7.5%, compared to the same period in 2014, primarily related to the decrease in interest expense of our capital leased satellites.

Other, net.  “Other, net” totaled $0.3 million for the three months ended March 31, 2015, a decrease of $0.7 million, or 65.6%, compared to the same period in 2014.  The decrease was primarily related to a loss of $3.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees and an increase of $1.9 million in foreign exchange losses.  The decrease was partially offset by a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization. EBITDA was $199.0 million for the three months ended March 31, 2015, an increase of $31.5 million or 18.8%, compared to the same period in 2014. The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $32.2 million for the three months ended March 31, 2015. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below. The following table reconciles EBITDA to Net income attributable to HSS, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$198,981	$167,500	$31,481	18.8
Interest income and expense, net	(43,987)	(47,792)	3,805	(8.0)
Depreciation and amortization	(108,014)	(108,185)	171	(0.2)
Income tax provision, net	(17,973)	(201)	(17,772)	*
Net income attributable to HSS	$29,007	$11,322	$17,685	*

* Percentage is not meaningful.

Income tax provision, net.  Income tax expense was $18.0 million for the three months ended March 31, 2015, compared to $0.2 million for the same period in 2014.  Our effective income tax rate was 38.0% for the three months ended March 31, 2015, compared to 1.7% for the same period in 2014.  The variation in our effective tax rate from the U.S. federal statutory rate for the same period in 2014 was primarily due to lower state effective tax rate.

Net income attributable to HSS.  Net income attributable to HSS was $29.0 million for the three months ended March 31, 2015, an increase of $17.7 million compared to the same period in 2014.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $32.4 million and an increase in capitalization of interest expense of $2.4 million associated with the construction of the EUTELSAT 65 West A and EchoStar 105/SES-11 satellites partially offset by an increase in income tax expense of $17.8 million.

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended March 31, 2015
Total revenue	$325,280	$125,398	$(444)	$450,234
Capital expenditures	$64,527	$27,783	$—	$92,310
EBITDA	$91,273	$106,419	$1,289	$198,981

For the Three Months Ended March 31, 2014
Total revenue	$314,771	$100,821	$(1,279)	$414,313
Capital expenditures	$45,972	$29	$—	$46,001
EBITDA	$81,939	$84,782	$779	$167,500

Hughes Segment

	For the Three Months Ended
	March 31		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$325,280	$314,771	$10,509	3.3
Capital expenditures	$64,527	$45,972	$18,555	40.4
EBITDA	$91,273	$81,939	$9,334	11.4

Revenue

Hughes segment total revenue for the three months ended March 31, 2015 increased by $10.5 million, or 3.3%, compared to the same period in 2014. The increase was primarily due to increases in sales of broadband

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

equipment and services to our consumer markets of $9.4 million and telecom systems equipment and service of $4.7 million.  The increase was partially offset by a decrease in sales of broadband equipment and services to DISH Network pursuant to our Distribution Agreement with dishNET of $3.2 million.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2015 increased by $18.6 million, or 40.4%, compared to the same period in 2014, primarily the result of an increase in expenditures on EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2015 was $91.3 million, an increase of $9.3 million, or 11.4%, compared to the same period in 2014.  The increase was primarily the result of an increase in gross margin of $19.3 million, primarily the result of an increase in service revenue of $14.9 million and a decrease in cost of sales — services of $6.5 million, related to a $3.6 million decrease in service costs related to our international customers as well as reductions in the costs of our maintenance and service contracts and a $2.1 million decrease in the costs of repairs for consumer hardware and the decrease in Ku-band space segment costs, partially offset by a $6.8 million increase in selling, general and administrative expenses and a $1.9 million increase in foreign exchange losses.

EchoStar Satellite Services Segment

	For the Three Months Ended
	March 31		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$125,398	$100,821	$24,577	24.4
Capital expenditures	$27,783	$29	$27,754	*
EBITDA	$106,419	$84,782	$21,637	25.5

Revenue

EchoStar Satellite Services segment total revenue for the three months ended March 31, 2015 increased by $24.6 million, or 24.4%, compared to the same period in 2014, primarily due to a $27.5 million increase in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $2.9 million in other service revenue.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended March 31, 2015 increased by $27.8 million, compared to the same period in 2014, primarily related to the increase in satellite expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended March 31, 2015 was $106.4 million, an increase of $21.6 million, or 25.5%, compared to the same period in 2014.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $21.3 million in gross margin.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.  For the three months ended March 31, 2015, there were no material changes in our risk factors as previously disclosed.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.         EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)       Filed herewith.

(I)            Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 7, 2015	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)