Form 10-Q
period 2015-06-30
Hughes Satellite Systems Corp
filed 2015-08-06
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

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

As of July 28, 2015, the Registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•                  our reliance on our primary customer, DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in our Form 10-K, and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$148,654	$225,557
Marketable investment securities, at fair value	397,865	394,992
Trade accounts receivable, net of allowance for doubtful accounts of $11,895 and $11,950, respectively	156,623	140,193
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	18,868	19,249
Deferred tax assets	176,648	157,949
Inventory	61,814	51,597
Prepaids and deposits	32,469	30,938
Advances to affiliates, net	11,758	736
Other current assets	7,614	7,625
Total current assets	1,012,313	1,028,836
Noncurrent Assets:
Restricted cash and cash equivalents	19,159	17,652
Property and equipment, net of accumulated depreciation of $1,968,110 and $2,053,636, respectively	2,266,575	2,274,568
Regulatory authorizations, net	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	134,520	157,100
Other investments	35,616	32,969
Other noncurrent assets, net	225,418	177,628
Total noncurrent assets	3,657,119	3,635,748
Total assets	$4,669,432	$4,664,584
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$98,396	$93,783
Trade accounts payable - DISH Network	18	18
Current portion of long-term debt and capital lease obligations	28,893	39,746
Advances from affiliates, net	3,589	23,792
Deferred revenue and prepayments	70,354	61,063
Accrued compensation	19,669	20,128
Accrued expenses and other	84,495	91,423
Total current liabilities	305,414	329,953
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,201,410	2,325,417
Deferred tax liabilities	592,411	539,560
Advances from affiliates, net	8,419	8,352
Other noncurrent liabilities	87,114	91,705
Total noncurrent liabilities	2,889,354	2,965,034
Total liabilities	3,194,768	3,294,987
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,415,761	1,361,599
Accumulated other comprehensive loss	(37,291)	(31,346)
Accumulated earnings	85,384	29,331
Total HSS shareholders’ equity	1,463,854	1,359,584
Noncontrolling interests	10,810	10,013
Total shareholders’ equity	1,474,664	1,369,597
Total liabilities and shareholders’ equity	$4,669,432	$4,664,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Services and other revenue - other	$271,321	$268,815	$541,000	$530,482
Services and other revenue - DISH Network	131,483	128,861	262,924	228,105
Equipment revenue - other	53,849	53,666	101,900	95,498
Equipment revenue - DISH Network	2,823	6,329	3,886	17,899
Total revenue	459,476	457,671	909,710	871,984
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	132,548	132,969	262,466	265,315
Cost of sales - equipment (exclusive of depreciation and amortization)	48,783	52,791	93,994	100,197
Selling, general and administrative expenses	65,023	64,528	135,568	127,799
Research and development expenses	6,513	4,654	12,067	9,146
Depreciation and amortization	107,625	115,818	215,639	224,003
Total costs and expenses	360,492	370,760	719,734	726,460
Operating income	98,984	86,911	189,976	145,524

Other Income (Expense):
Interest income	1,157	620	2,256	1,575
Interest expense, net of amounts capitalized	(43,566)	(48,595)	(88,652)	(97,342)
Loss from partial redemption of debt	(5,044)	—	(5,044)	—
Other-than-temporary impairment loss on available-for-sale securities	(4,649)	—	(4,649)	—
Equity in earnings of unconsolidated affiliate	1,241	1,244	2,638	2,014
Other, net	(2,270)	245	(3,323)	476
Total other expense, net	(53,131)	(46,486)	(96,774)	(93,277)
Income before income taxes	45,853	40,425	93,202	52,247
Income tax provision, net	(18,380)	(12,423)	(36,353)	(12,624)
Net income	27,473	28,002	56,849	39,623
Less: Net income attributable to noncontrolling interests	428	428	797	727
Net income attributable to HSS	$27,045	$27,574	$56,052	$38,896

Comprehensive Income:
Net income	$27,473	$28,002	$56,849	$39,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	987	1,161	(9,247)	3,351
Unrealized gains (losses) on available-for-sale securities and other	1,756	(1,633)	3,313	(827)
Unrealized other-than-temporary loss on available-for-sale securities	4,649	—	4,649	—
Recognition of previously unrealized gains on available-for-sale securities in net income	(11)	(2)	(11)	(10)
Total other comprehensive income (loss), net of tax	7,381	(474)	(1,296)	2,514
Comprehensive income	34,854	27,528	55,553	42,137
Less: Comprehensive income attributable to noncontrolling interests	428	442	797	976
Comprehensive income attributable to HSS	$34,426	$27,086	$54,756	$41,161

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$56,849	$39,623
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	215,639	224,003
Equity in earnings of unconsolidated affiliate	(2,638)	(2,014)
Amortization of debt issuance costs	3,051	2,853
Loss from partial redemption of debt	5,044	—
Losses (gains) and impairment on marketable investment securities, net	6,262	(10)
Stock-based compensation	2,602	1,300
Deferred tax provision	34,584	5,623
Changes in current assets and current liabilities, net	(67,920)	61,545
Changes in noncurrent assets and noncurrent liabilities, net	3,831	(6,663)
Other, net	(3,330)	3,447
Net cash flows from operating activities	253,974	329,707
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(96,462)	(163,798)
Sales and maturities of marketable investment securities	104,423	74,554
Purchases of property and equipment	(187,305)	(97,506)
Changes in restricted cash and cash equivalents	(1,507)	(3,086)
Other, net	(11,669)	(12,316)
Net cash flows from investing activities	(192,520)	(202,152)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Notes Due 2019 and related premium	(113,300)	—
Repayment of long-term debt and capital lease obligations	(23,722)	(34,604)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	—	10,601
Other, net	(709)	(1,907)
Net cash flows from financing activities	(137,731)	(25,910)
Effect of exchange rates on cash and cash equivalents	(626)	1,912
Net increase (decrease) in cash and cash equivalents	(76,903)	103,557
Cash and cash equivalents, beginning of period	225,557	163,709
Cash and cash equivalents, end of period	$148,654	$267,266

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$91,653	$93,468
Capitalized interest	$5,656	$—
Cash paid for income taxes	$1,932	$4,978
Satellites and other assets financed under capital lease obligations	$328	$1,382
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$4,500	$—
Decrease in capital expenditures included in accounts payable, net	$(148)	$(1,169)
Net noncash assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$—	$71,048
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$—	$315,643
Transfer of EchoStar XXI launch contract from EchoStar to HNS	$52,250	$—

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

•                  EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

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

Note 2.                   Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network  pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The Satellite and Tracking Stock Transaction is consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, HSS has been able to increase short-term cash flow that it believes will better position it to achieve its strategic objectives.

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

Description of the Tracking Stock

Tracking stock is a type of capital stock that the issuing company intends to reflect or “track” the economic performance of a particular business component within the company, rather than reflect the economic performance of the company as a whole.  The Tracking Stock is intended to track the economic performance of the Hughes Retail Group.  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (the shares issued as HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group and the shares issued as EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group).  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The 80.0% economic interest was determined at the time of issuance based on the estimated fair value of the consideration received from DISH Network in exchange for the Tracking Stock, consisting of the five satellites and $11.4 million in cash, relative to the estimated fair value of the Hughes Retail Group.  The allocation of economic interest represented by the Tracking Stock of 51.89% issued as EchoStar Tracking Stock and 28.11% issued as HSS Tracking Stock reflected the relative assignment to HSS Tracking Stock and EchoStar Tracking Stock of the aggregate increase in equity resulting from DISH Network’s contribution of the satellites and cash. The tracking stock structure and the allocation of the tracking stock economic interest between EchoStar and HSS was advantageous to EchoStar from an economic and tax perspective by allowing the Company to increase cash flow by using the value of the Hughes Retail Group to purchase the satellites from DISH Network.

While DISH Network, as the holder of the Tracking Stock, holds an aggregate 80.0% economic interest in the Hughes Retail Group, the Hughes Retail Group is not a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.  Holders of the Tracking Stock have no direct claim to the assets of the Hughes Retail Group; rather, holders of the Tracking Stock are stockholders of its respective issuer (EchoStar or HSS) and are subject to all risks and liabilities of the issuer.

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

Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one-tenth (1/10th) of one vote.  In the event of a liquidation of HSS, holders of shares of HSS common stock and HSS Tracking Stock are entitled to receive their respective proportionate interests in the net assets of HSS, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of HSS Tracking Stock as compared to the aggregate market value of outstanding shares of HSS common stock.  Market values of HSS Tracking Stock and HSS common stock are to be determined by an independent appraisal to the extent such shares are not then listed or

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

quoted on any U.S. national or regional securities exchange or quotation system.  Similarly, in the event of a liquidation of EchoStar, holders of shares of EchoStar Class A Common Stock, EchoStar Class B Common Stock and the EchoStar Tracking Stock are entitled to receive their respective proportionate interests in the net assets of EchoStar, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of the EchoStar Tracking Stock (determined by an independent appraisal to the extent such shares are not then listed or quoted on any U.S. national or regional securities exchange or quotation system) as compared to the aggregate market value of outstanding shares of EchoStar Class A Common Stock and EchoStar Class B Common Stock.

Should our board of directors, or the board of directors of EchoStar, make a future determination to pay a dividend on any shares of capital stock, the respective board of directors may, in its sole discretion, declare dividends only on shares of common stock, only on shares of the Tracking Stock or on shares of both the common stock and the Tracking Stock of the respective company.  No dividend or other distribution may be paid on any shares of EchoStar Tracking Stock unless a dividend or distribution in an equivalent amount is paid on shares of HSS Tracking Stock and no dividend or other distribution may be paid on any shares of HSS Tracking Stock unless a dividend or distribution in an equivalent amount is paid on shares of EchoStar Tracking Stock.

EchoStar and HSS may each, at its option, redeem all of the outstanding shares of its Tracking Stock in exchange for shares of common stock in an HRG Holding Company (as defined below), which EchoStar is required to establish pursuant to the Investor Rights Agreement discussed below.

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock. Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; (iii) certain protective covenants afforded to holders of the Tracking Stock; and (iv) a requirement for EchoStar to establish a holding company subsidiary (an “HRG Holding Company”) that is directly or indirectly wholly-owned by EchoStar and that will hold the Hughes Retail Group.

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock). In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group.  In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A Common Stock with equivalent market value.

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling interest and variable interest entities where we are the primary beneficiary.  For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  We use the equity method to account for investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  We use the cost method when we do not have the ability to significantly influence the operating decisions of the investee.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our condensed consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred revenue and deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of awards granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairments, useful lives and methods for depreciation and amortization of long-lived assets, goodwill impairment testing, royalty obligations, and allocations that affect the net income or loss attributable to the Tracking Stock.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Weakened economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the six months ended June 30, 2015 or 2014.

As of June 30, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of June 30, 2015 and December 31, 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $82.2 million and $85.8 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

In addition to research and development expenses reported in our condensed consolidated statements of operations and comprehensive income (loss), our cost of sales includes research and development costs funded by customers of approximately $5.2 million and $6.5 million for the three months ended June 30, 2015 and 2014, respectively, and $10.9 million and $12.2 million for the six months ended June 30, 2015 and 2014, respectively.

Capitalized Software Costs

Development costs related to software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of June 30, 2015 and December 31, 2014, the net carrying amount of externally marketed software was $56.7 million and

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

$48.9 million, respectively.  We capitalized costs of $6.7 million and $7.5 million for the three months ended June 30, 2015 and 2014, respectively, and costs of $11.7 million and $12.5 million for the six months ended June 30, 2015 and 2014, respectively, related to the development of externally marketed software.  We recorded amortization expense relating to the development of externally marketed software of $2.0 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of June 30, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In July 2015, the FASB agreed to defer by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or related disclosures.  We do not expect to adopt this standard prior to the effective date.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $34.3 million and $39.1 million as of June 30, 2015 and December 31, 2014, respectively, as a reduction of our long-term debt balances.  We do not expect to adopt this standard prior to the effective date.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $38.4 million and $29.2 million as of June 30, 2015 and December 31, 2014, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

		For the Three Months		For the Six Months
	Affected Line Item in our Condensed	Ended June 30,		Ended June 30,
Accumulated Other Comprehensive Loss Components	Consolidated Statement of Operations	2015	2014	2015	2014
		(In thousands)
Realized gains on available-for-sale securities (1)	Gains (losses) on marketable investment securities, net	$(11)	$(2)	$(11)	$(10)
Other-than-temporary impairment on available-for-sale securities (2)	Other-than-temporary impairment on available-for-sale securities	4,649	—	4,649	—
Total reclassifications, net of tax and noncontrolling interests		$4,638	$(2)	$4,638	$(10)

(1)         When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as realized gains on available-for-sale securities on the condensed consolidated statement of operations.

(2)         In June 2015, we recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.  See Note 5 for further discussion of our other-than-temporary impairment loss.

Note 5.                   Investment Securities

Our marketable investment securities and other investments consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$358,183	$367,291
Strategic equity securities	26,538	12,669
Other	13,144	15,032
Total marketable investment securities—current	397,865	394,992
Other investments—noncurrent:
Cost method	15,438	15,438
Equity method	20,178	17,531
Total other investments—noncurrent	35,616	32,969
Total marketable and other investments	$433,481	$427,961

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale.  As of June 30, 2015, certain of our equity securities were classified as trading securities in order to reflect our investment strategy for those securities.

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

As of June 30, 2015 and December 31, 2014, our strategic equity securities included shares of certain common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long term contract.  For the three and six months ended June 30, 2015, “Other-than-temporary impairment loss on available-for-sale securities” included a $4.6 million other-than-temporary

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

impairment of our available-for-sale shares of this customer and “Other, net” includes a $1.6 million unrealized holding loss on our trading securities, which had a fair value of $15.6 million as of June 30, 2015.

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2015
Debt securities:
Corporate bonds	$358,510	$27	$(354)	$358,183
Other	13,145	—	(1)	13,144
Equity securities - strategic	9,526	1,435	—	10,961
Total marketable investment securities	$381,181	$1,462	$(355)	$382,288
As of December 31, 2014
Debt securities:
Corporate bonds	$367,949	$8	$(666)	$367,291
Other	15,031	1	—	15,032
Equity security - strategic	14,176	1,718	(3,225)	12,669
Total marketable investment securities	$397,156	$1,727	$(3,891)	$394,992

As of June 30, 2015, restricted and non-restricted marketable investment securities included debt securities of $369.3 million with contractual maturities of one year or less and $2.0 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$287,645	$(342)	$357,887	$(3,891)
12 months or more	12,130	(13)	—	—
Total	$299,775	$(355)	$357,887	$(3,891)

Sales of Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three and six months ended June 30, 2015 and 2014.  We recognized minimal losses from the sales of our available-for-sale marketable investment securities for each of the three and six months ended June 30, 2015 and zero losses for each of the three and six months ended June 30, 2014, respectively.

Proceeds from sales of our available-for-sale marketable investment securities totaled $3.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $10.6 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2015 and December 31, 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$82,075	$50	$82,025	$148,645	$18,926	$129,719
Debt securities:
Corporate bonds	$358,183	$—	$358,183	$367,291	$—	$367,291
Other	13,144	—	13,144	15,032	—	15,032
Equity securities - strategic	26,538	26,538	—	12,669	12,669	—
Total marketable investment securities	$397,865	$26,538	$371,327	$394,992	$12,669	$382,323

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$138,812	$135,609
Contracts in process, net	29,706	16,534
Total trade accounts receivable	168,518	152,143
Allowance for doubtful accounts	(11,895)	(11,950)
Trade accounts receivable - DISH Network	18,868	19,249
Total trade accounts receivable, net	$175,491	$159,442

As of June 30, 2015 and December 31, 2014, progress billings offset against contracts in process amounted to $0.2 million and $2.5 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$47,724	$39,495
Raw materials	6,017	5,170
Work-in process	8,073	6,932
Total inventory	$61,814	$51,597

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	June 30,	December 31,
	(In Years)	2015	2014
		(In thousands)
Land	-	$12,075	$12,075
Buildings and improvements	1 - 30	73,616	73,191
Furniture, fixtures, equipment and other	1 - 12	353,142	339,330
Customer rental equipment	2 - 4	556,927	498,181
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	665,518	935,104
Construction in progress	-	192,287	89,203
Total property and equipment		4,234,685	4,328,204
Accumulated depreciation		(1,968,110)	(2,053,636)
Property and equipment, net		$2,266,575	$2,274,568

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30,	December 31,
	2015	2014
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch costs:
EchoStar 105/SES-11	$84,012	$28,470
EUTELSAT 65 West A	41,242	26,049
Other	—	101
Uplinking equipment	49,328	21,124
Other	17,705	13,459
Construction in progress	$192,287	$89,203

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Satellites	$49,154	$55,576	$98,241	$103,139
Furniture, fixtures, equipment and other	15,058	12,327	27,275	25,105
Customer rental equipment	30,524	29,016	60,711	56,908
Buildings and improvements	1,275	1,325	2,567	2,771
Total depreciation expense	$96,011	$98,244	$188,794	$187,923

Satellites

As of June 30, 2015, we utilized 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Three of our satellites are accounted for as operating leases and are not included in property and equipment.

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

As of June 30, 2015 and December 31, 2014, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2015, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	June 30, 2015			December 31, 2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(175,835)	$94,465	$270,300	$(161,762)	$108,538
Contract-based	4	64,800	$(64,800)	—	64,800	(61,810)	2,990
Technology-based	6	51,417	$(34,998)	16,419	51,417	(30,714)	20,703
Trademark portfolio	20	29,700	$(6,064)	23,636	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,707)	—	4,707	(4,217)	490
Total other intangible assets		$420,924	$(286,404)	$134,520	$420,924	$(263,824)	$157,100

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of externally marketed capitalized software, was $11.6 million and $15.9 million for the three months ended June 30, 2015 and 2014, respectively, and $26.8 million and $32.8 million for the six months ended June 30, 2015 and 2014, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$990,000	$1,079,595	$1,100,000	$1,177,000
7 5/8% Senior Notes due 2021	900,000	990,000	900,000	994,500
Other	1,050	1,050	1,197	1,197
Subtotal	1,891,050	$2,070,645	2,001,197	$2,172,697
Capital lease obligations	339,253		363,966
Total debt and capital lease obligations	2,230,303		2,365,163
Less: Current portion	(28,893)		(39,746)
Long-term portion of debt and capital lease obligations	$2,201,410		$2,325,417

On June 12, 2015, we redeemed $110.0 million of our 6 1/2% Senior Secured Notes due 2019 at a redemption price equal to 103.0 % of the principal amount plus related accrued interest. As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and $1.7 million representing the write-off of related deferred financing costs.

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

Income tax expense was approximately $36.4 million and $12.6 million for the six months ended June 30, 2015 and 2014, respectively.  Our effective income tax rate was 39.0% and 24.2% for the six months ended June 30, 2015 and 2014, respectively.  The variation in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2014 was primarily due to lower state effective tax rate.

Note 12.            Commitments and Contingencies

Commitments

As of June 30, 2015, our satellite-related obligations were approximately $926.9 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EUTELSAT 65 West A, EchoStar 105/SES-11, and EchoStar XXI satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard, infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add us and EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that Hughes’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

date has yet to be set.  On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.  On May 14, 2015, the judge assigned to the case passed away.  A new judge has not yet been formally assigned.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, LLC, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On March 16, 2015, the defendants filed motions to dismiss portions of Elbit’s complaint.  On April 2, 2015, Elbit responded to those motions to dismiss and further filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, the defendants filed motions to dismiss portions of Elbit’s amended complaint.

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

Kappa Digital, LLC

On June 1, 2015, Kappa Digital LLC (“Kappa”) filed suit against our subsidiary Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,349,135, entitled “Method and System for a Wireless Digital Message Service.”  Kappa generally alleges that Hughes’ “HughesNet Gen 4 residential internet service/systems” and “HughesNet Business Broadband service/systems” infringe its asserted patent.  Kappa is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Michael Heskiaoff and Marc Langenohl

On July 10, 2015, Michael Heskiaoff and Marc Langenohl, purportedly on behalf of themselves and all other similarly situated, filed suit against our subsidiary Sling Media, Inc., in the United Stated District Court for the

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Southern District of New York.  The complaint alleges that Sling Media Inc.’s display of advertising to its customers violates a number of state statutes dealing with consumer deception.

We intend to vigorously defend this case.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability.

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On July 30, 2015, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“Hughes”) in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434, entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366, entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317, entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184, entitled “Automated Reply Generation Direct Marketing System”; 6,999,938, entitled “Automated Reply Generation Direct Marketing System”; 8,738,435, entitled “Method and Apparatus for Presenting Personalized Content Relating to Offered Products and Services”; and 7,860,744, entitled “System and Method for Automatically Providing Personalized Notices Concerning Financial Products and/or Services.”  Phoenix alleges that Hughes infringes the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include attorney’s fees or pre-and-post-judgment interest, and/or an injunction that could require us to materially modify the manner in which Hughes markets to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary Hughes Network Systems, LLC in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  Realtime generally alleges that the asserted patents are infringed by certain Hughes data compression products and services.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe any of the asserted patents, we may be subject to substantial damages, which may include supplemental damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

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

Transactions between segments were not significant for the three and six months ended June 30, 2015 and 2014.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended June 30, 2015
External revenue	$334,554	$124,402	$520	$459,476
Intersegment revenue	$631	$187	$(818)	$—
Total revenue	$335,185	$124,589	$(298)	$459,476
Capital expenditures	$70,527	$24,468	$—	$94,995
EBITDA	$103,414	$103,558	$(11,513)	$195,459
For the Three Months Ended June 30, 2014
External revenue	$329,795	$127,742	$134	$457,671
Intersegment revenue	$463	$797	$(1,260)	$—
Total revenue	$330,258	$128,539	$(1,126)	$457,671
Capital expenditures	$51,505	$—	$—	$51,505
EBITDA	$90,316	$112,228	$1,246	$203,790
For the Six Months Ended June 30, 2015
External revenue	$659,504	$249,600	$606	$909,710
Intersegment revenue	$961	$387	$(1,348)	$—
Total revenue	$660,465	$249,987	$(742)	$909,710
Capital expenditures	$135,054	$52,251	$—	$187,305
EBITDA	$194,687	$209,977	$(10,224)	$394,440
For the Six Months Ended June 30, 2014
External revenue	$644,166	$227,614	$204	$871,984
Intersegment revenue	$863	$1,746	$(2,609)	$—
Total revenue	$645,029	$229,360	$(2,405)	$871,984
Capital expenditures	$97,477	$29	$—	$97,506
EBITDA	$172,255	$197,010	$2,025	$371,290

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(In thousands)
EBITDA	$195,459	$203,790	$394,440	$371,290
Interest income and expense, net	(42,409)	(47,975)	(86,396)	(95,767)
Depreciation and amortization	(107,625)	(115,818)	(215,639)	(224,003)
Net income attributable to noncontrolling interests	428	428	797	727
Income before income taxes	$45,853	$40,425	$93,202	$52,247

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $4.6 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, and $8.2 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively.

EchoStar XXI Launch Facilitation and Operational Control Agreement.  To facilitate compliance with certain requirements of the UK Space Agency with respect to the development of EchoStar’s mobile satellite services business in Europe, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating Corporation (“EOC”), entered into an agreement in June 2015 to transfer to HNS Ltd., EOC’s launch service contract for the EchoStar XXI satellite and to grant HNS Ltd. certain rights to control the in-orbit operations of the satellite.  EOC retained ownership of EchoStar XXI, which is currently under construction and scheduled to be launched in 2016.  We recorded a $52.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the launch service contract as of June 30, 2015.  EOC also agreed to make future payments to HNS Ltd. totaling $1.9 million plus the remaining amounts that HNS Ltd. is required to pay under the launch service contract.  Those payments will be recorded as increases in our “Additional paid-in capital.”  HNS Ltd.’s future payments under the launch service contract are included in our disclosure of satellite-related obligations in Note 12.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network has elected not to renew the satellite services agreement relative to EchoStar I.  The agreement will expire pursuant to its terms effective November 1, 2015.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, HNS agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, HNS funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique entered into an amendment to the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, Hughes Systique repaid $0.7 million of the outstanding principal of the loan and we extended the maturity date of the loan to May 1, 2016 on the same terms.  In addition to our 44.1% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.9%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to significantly influence and direct the operating and financial decisions of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $5.8 million for each of the three months ended June 30, 2015 and 2014 and $11.7 million for each of the six months ended June 30, 2015 and 2014.  As of June 30, 2015 and December 31, 2014, we had trade accounts receivable from Dish Mexico of approximately $5.5 million and $3.9 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and December 31, 2014, we had trade accounts receivable from Deluxe of approximately $0.3 million and $0.2 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$73,970	$44,723	$29,961	$—	$148,654
Marketable investment securities	376,020	21,845	—	—	397,865
Trade accounts receivable, net	—	117,110	39,513	—	156,623
Trade accounts receivable - DISH Network, net	—	18,868	—	—	18,868
Inventory	—	49,713	12,101	—	61,814
Advances to affiliates, net	10	350,151	564	(338,967)	11,758
Other current assets	79	196,347	24,785	(4,480)	216,731
Total current assets	450,079	798,757	106,924	(343,447)	1,012,313
Restricted cash and cash equivalents	10,952	7,500	707	—	19,159
Property and equipment, net	—	2,202,501	64,074	—	2,266,575
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	134,520	—	—	134,520
Investment in subsidiaries	3,216,516	150,541	—	(3,367,057)	—
Advances to affiliates	700	1,016	—	(1,716)	—
Other noncurrent assets, net	65,916	167,105	59,662	(31,649)	261,034
Total assets	$3,744,163	$4,437,771	$231,367	$(3,743,869)	$4,669,432
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$86,755	$11,641	$—	$98,396
Trade accounts payable - DISH Network	—	18	—	—	18
Current portion of long-term debt and capital lease obligations	—	27,279	1,614	—	28,893
Advances from affiliates, net	317,695	2,091	22,770	(338,967)	3,589
Accrued expenses and other	72,614	84,131	22,253	(4,480)	174,518
Total current liabilities	390,309	200,274	58,278	(343,447)	305,414
Long-term debt and capital lease obligations, net of current portion	1,890,000	309,871	1,539	—	2,201,410
Advances from affiliates	—	—	10,135	(1,716)	8,419
Other non-current liabilities	—	711,110	64	(31,649)	679,525
Total HSS shareholders’ equity (deficit)	1,463,854	3,216,516	150,541	(3,367,057)	1,463,854
Noncontrolling interests	—	—	10,810	—	10,810
Total liabilities and shareholders’ equity (deficit)	$3,744,163	$4,437,771	$231,367	$(3,743,869)	$4,669,432

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2015

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$248,329	$35,433	$(12,441)	$271,321
Services and other revenue - DISH Network	—	131,544	(61)	—	131,483
Equipment revenue - other	—	54,288	7,483	(7,922)	53,849
Equipment revenue - DISH Network	—	2,823	—	—	2,823
Total revenue	—	436,984	42,855	(20,363)	459,476
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	119,707	24,798	(11,957)	132,548
Cost of sales - equipment (exclusive of depreciation and amortization)	—	50,831	5,470	(7,518)	48,783
Selling, general and administrative expenses	—	57,086	8,825	(888)	65,023
Research and development expenses	—	6,513	—	—	6,513
Depreciation and amortization	—	106,082	1,543	—	107,625
Total costs and expenses	—	340,219	40,636	(20,363)	360,492
Operating income	—	96,765	2,219	—	98,984
Other Income (Expense):
Interest income	868	61	259	(31)	1,157
Interest expense, net of amounts capitalized	(36,183)	(7,961)	547	31	(43,566)
Equity in earnings (losses) of subsidiaries, net	57,683	2,014	—	(59,697)	—
Other, net	(12,681)	1,343	616	—	(10,722)
Total other income (expense), net	9,687	(4,543)	1,422	(59,697)	(53,131)
Income (loss) before income taxes	9,687	92,222	3,641	(59,697)	45,853
Income tax benefit (provision), net	17,360	(34,446)	(1,294)	—	(18,380)
Net income (loss)	27,047	57,776	2,347	(59,697)	27,473
Less: Net income attributable to noncontrolling interests	—	—	428	—	428
Net income (loss) attributable to HSS	$27,047	$57,776	$1,919	$(59,697)	$27,045
Comprehensive Income (Loss):
Net income (loss)	$27,047	$57,776	$2,347	$(59,697)	$27,473
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	987	—	987
Unrealized gains on available-for-sale securities and other	1,745	—	11	—	1,756
Unrealized other-than-temporary loss on available-for-sale securities	4,649	—	—	—	4,649
Recognition of previously unrealized gains on available-for-sale securities included in net income (loss)	(11)	—	—	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	996	998	—	(1,994)	—
Total other comprehensive income (loss), net of tax	7,379	998	998	(1,994)	7,381
Comprehensive income (loss)	34,426	58,774	3,345	(61,691)	34,854
Less: Comprehensive income attributable to noncontrolling interests	—	—	428	—	428
Comprehensive income (loss) attributable to HSS	$34,426	$58,774	$2,917	$(61,691)	$34,426

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$231,247	$43,641	$(6,073)	$268,815
Services and other revenue - DISH Network	—	128,701	160	—	128,861
Equipment revenue	—	50,553	8,033	(4,920)	53,666
Equipment revenue - DISH Network	—	6,329	—	—	6,329
Total revenue	—	416,830	51,834	(10,993)	457,671
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	108,931	30,111	(6,073)	132,969
Cost of sales - equipment (exclusive of depreciation and amortization)	—	50,859	6,457	(4,525)	52,791
Selling, general and administrative expenses	—	56,472	8,451	(395)	64,528
Research and development expenses	—	4,654	—	—	4,654
Depreciation and amortization	—	113,822	1,996	—	115,818
Total costs and expenses	—	334,738	47,015	(10,993)	370,760
Operating income	—	82,092	4,819	—	86,911
Other Income (Expense):
Interest income	53,109	137	248	(52,874)	620
Interest expense, net of amounts capitalized	(36,471)	(64,640)	(358)	52,874	(48,595)
Equity in earnings (losses) of subsidiaries, net	16,960	2,990	—	(19,950)	—
Other, net	3	1,306	180	—	1,489
Total other income (expense), net	33,601	(60,207)	70	(19,950)	(46,486)
Income (loss) before income taxes	33,601	21,885	4,889	(19,950)	40,425
Income tax provision, net	(6,027)	(4,836)	(1,560)	—	(12,423)
Net income (loss)	27,574	17,049	3,329	(19,950)	28,002
Less: Net income attributable to noncontrolling interests	—	—	428	—	428
Net income (loss) attributable to HSS	$27,574	$17,049	$2,901	$(19,950)	$27,574
Comprehensive Income (Loss):
Net income (loss)	$27,574	$17,049	$3,329	$(19,950)	$28,002
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	1,161	—	1,161
Unrealized gains (losses) on available-for-sale securities and other	(1,635)	—	2	—	(1,633)
Recognition of previously unrealized gains on available-for-sale securities included in net income (loss)	(2)	—	—	—	(2)
Equity in other comprehensive income (loss) of subsidiaries, net	1,149	1,149	—	(2,298)	—
Total other comprehensive income (loss), net of tax	(488)	1,149	1,163	(2,298)	(474)
Comprehensive income (loss)	27,086	18,198	4,492	(22,248)	27,528
Less: Comprehensive income attributable to noncontrolling interests	—	—	442	—	442
Comprehensive income (loss) attributable to HSS	$27,086	$18,198	$4,050	$(22,248)	$27,086

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2015

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$494,740	$71,964	$(25,704)	$541,000
Services and other revenue - DISH Network	—	262,806	118	—	262,924
Equipment revenue - other	—	99,142	13,464	(10,706)	101,900
Equipment revenue - DISH Network	—	3,886	—	—	3,886
Total revenue	—	860,574	85,546	(36,410)	909,710
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	237,794	49,892	(25,220)	262,466
Cost of sales - equipment (exclusive of depreciation and amortization)	—	93,887	10,060	(9,953)	93,994
Selling, general and administrative expenses	—	119,980	16,825	(1,237)	135,568
Research and development expenses	—	12,067	—	—	12,067
Depreciation and amortization	—	212,474	3,165	—	215,639
Total costs and expenses	—	676,202	79,942	(36,410)	719,734
Operating income	—	184,372	5,604	—	189,976
Other Income (Expense):
Interest income	1,701	119	510	(74)	2,256
Interest expense, net of amounts capitalized	(72,736)	(16,896)	906	74	(88,652)
Equity in earnings (losses) of subsidiaries, net	111,869	3,047	—	(114,916)	—
Other, net	(16,431)	7,300	(1,247)	—	(10,378)
Total other income (expense), net	24,403	(6,430)	169	(114,916)	(96,774)
Income (loss) before income taxes	24,403	177,942	5,773	(114,916)	93,202
Income tax benefit (provision), net	31,649	(65,890)	(2,112)	—	(36,353)
Net income (loss)	56,052	112,052	3,661	(114,916)	56,849
Less: Net income attributable to noncontrolling interests	—	—	797	—	797
Net income (loss) attributable to HSS	$56,052	$112,052	$2,864	$(114,916)	$56,052
Comprehensive Income (Loss):
Net income (loss)	$56,052	$112,052	$3,661	$(114,916)	$56,849
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(9,247)	—	(9,247)
Unrealized gains on available-for-sale securities and other	3,302	—	11	—	3,313
Unrealized other-than-temporary loss on available-for-sale securities	4,649	—	—	—	4,649
Recognition of previously unrealized gains on available-for-sale securities included in net income (loss)	(11)	—	—	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	(9,236)	(9,236)	—	18,472	—
Total other comprehensive income (loss), net of tax	(1,296)	(9,236)	(9,236)	18,472	(1,296)
Comprehensive income (loss)	54,756	102,816	(5,575)	(96,444)	55,553
Less: Comprehensive income attributable to noncontrolling interests	—	—	797	—	797
Comprehensive income (loss) attributable to HSS	$54,756	$102,816	$(6,372)	$(96,444)	$54,756

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$458,854	$83,901	$(12,273)	$530,482
Services and other revenue - DISH Network	—	227,780	325	—	228,105
Equipment revenue	—	88,195	15,958	(8,655)	95,498
Equipment revenue - DISH Network	—	17,899	—	—	17,899
Total revenue	—	792,728	100,184	(20,928)	871,984
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	218,752	58,836	(12,273)	265,315
Cost of sales - equipment (exclusive of depreciation and amortization)	—	96,010	12,042	(7,855)	100,197
Selling, general and administrative expenses	—	112,221	16,378	(800)	127,799
Research and development expenses	—	9,146	—	—	9,146
Depreciation and amortization	—	219,593	4,410	—	224,003
Total costs and expenses	—	655,722	91,666	(20,928)	726,460
Operating income	—	137,006	8,518	—	145,524
Other Income (Expense):
Interest income	105,744	168	958	(105,295)	1,575
Interest expense, net of amounts capitalized	(72,916)	(128,739)	(982)	105,295	(97,342)
Equity in earnings (losses) of subsidiaries, net	17,950	5,065	—	(23,015)	—
Other, net	10	2,128	352	—	2,490
Total other income (expense), net	50,788	(121,378)	328	(23,015)	(93,277)
Income (loss) before income taxes	50,788	15,628	8,846	(23,015)	52,247
Income tax benefit (provision), net	(11,892)	2,501	(3,233)	—	(12,624)
Net income (loss)	38,896	18,129	5,613	(23,015)	39,623
Less: Net income attributable to noncontrolling interests	—	—	727	—	727
Net income (loss) attributable to HSS	$38,896	$18,129	$4,886	$(23,015)	$38,896
Comprehensive Income (Loss):
Net income (loss)	$38,896	$18,129	$5,613	$(23,015)	$39,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	3,351	—	3,351
Unrealized gains (losses) on available-for-sale securities and other	(837)	—	10	—	(827)
Recognition of previously unrealized gains on available-for-sale securities included in net income (loss)	(10)	—	—	—	(10)
Equity in other comprehensive income (loss) of subsidiaries, net	3,112	3,112	—	(6,224)	—
Total other comprehensive income (loss), net of tax	2,265	3,112	3,361	(6,224)	2,514
Comprehensive income (loss)	41,161	21,241	8,974	(29,239)	42,137
Less: Comprehensive income attributable to noncontrolling interests	—	—	976	—	976
Comprehensive income (loss) attributable to HSS	$41,161	$21,241	$7,998	$(29,239)	$41,161

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$56,052	$112,052	$3,661	$(114,916)	$56,849
Adjustments to reconcile net income (loss) to net cash flows from operating activities	2,889	77,888	1,432	114,916	197,125
Net cash flows from operating activities	58,941	189,940	5,093	—	253,974
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(96,462)	—	—	—	(96,462)
Sales and maturities of marketable investment securities	104,423	—	—	—	104,423
Purchases of property and equipment	—	(161,853)	(25,452)	—	(187,305)
Changes in restricted cash and cash equivalents	(1,399)	—	(108)	—	(1,507)
Investment in subsidiary	(21,000)	(21,000)	—	42,000	—
Other, net	—	(10,969)	—	(700)	(11,669)
Net cash flows from investing activities	(14,438)	(193,822)	(25,560)	41,300	(192,520)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	21,000	21,000	(42,000)	—
Repayment of Senior Secured Notes and related premium	(113,300)	—	—	—	(113,300)
Repayment of long-term debt and capital lease obligations	—	(20,217)	(3,505)	—	(23,722)
Other	5	(3,770)	2,356	700	(709)
Net cash flows from financing activities	(113,295)	(2,987)	19,851	(41,300)	(137,731)
Effect of exchange rates on cash and cash equivalents	—	—	(626)	—	(626)
Net decrease in cash and cash equivalents	(68,792)	(6,869)	(1,242)	—	(76,903)
Cash and cash equivalents, at beginning of period	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of period	$73,970	$44,723	$29,961	$—	$148,654

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$38,896	$18,129	$5,613	$(23,015)	$39,623
Adjustments to reconcile net income (loss) to net cash flows from operating activities	160,825	106,665	(421)	23,015	290,084
Net cash flows from operating activities	199,721	124,794	5,192	—	329,707
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(163,798)	—	—	—	(163,798)
Sales and maturities of marketable investment securities	74,554	—	—	—	74,554
Purchases of property and equipment	—	(83,538)	(13,968)	—	(97,506)
Changes in restricted cash and cash equivalents	(3,062)	—	(24)	—	(3,086)
Investment in subsidiary	(10,601)	—	—	10,601	—
Other, net	—	(12,316)	—	—	(12,316)
Net cash flows from investing activities	(102,907)	(95,854)	(13,992)	10,601	(202,152)
Cash Flows from Financing Activities:
Proceeds from issuance of Hughes Retail preferred tracking stock, net of offering cost	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(31,950)	(2,654)	—	(34,604)
Other	(1)	(3,918)	2,012	—	(1,907)
Net cash flows from financing activities	10,600	(25,267)	(642)	(10,601)	(25,910)
Effect of exchange rates on cash and cash equivalents	—	—	1,912	—	1,912
Net increase (decrease) in cash and cash equivalents	107,414	3,673	(7,530)	—	103,557
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$205,088	$38,013	$24,165	$—	$267,266

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

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite operations, video delivery solutions, and broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for enterprises and governments.  We currently operate in two business segments, which are differentiated primarily by their operational focus:  Hughes and EchoStar Satellite Services.  These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Six Months Ended June 30, 2015

•                  Revenue of $909.7 million

•                  Operating income of $190.0 million

•                  Net income attributable to HSS of $56.1 million

•                  EBITDA of $394.4 million (see reconciliation of this non-GAAP measure in Note 13 to the condensed consolidated financial statements.)

Consolidated Financial Condition as of June 30, 2015

•                  Total assets of $4.67 billion

•                  Total liabilities of $3.19 billion

•                  Total shareholders’ equity of $1.48 billion

•                  Cash, cash equivalents and current marketable investment securities of $546.5 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

growth while we manage subscriber growth across our satellite platform.  In March 2013, EchoStar entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  EchoStar XIX is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America.

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises.  In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed pricing nature of our long-term enterprise contracts minimizes significant quarter to quarter fluctuations; however, the growth of our enterprise business relies heavily on global economic conditions.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments while the satellite is under construction.  The satellite is scheduled to be placed into service in the second quarter of 2016 and will deliver consumer satellite broadband services in Brazil as well as create a platform to potentially allow for further development of our spectrum in Brazil.

In June 2015, EchoStar purchased a noncontrolling equity investment in WorldVu Satellites Limited (“WorldVu”), a low-earth orbiting satellite company, and we entered into an agreement with WorldVu to provide certain equipment and services in connection with the ground system for WorldVu’s low-earth orbiting satellites.

As of June 30, 2015 and December 31, 2014, our Hughes segment had approximately 1,014,000 and 977,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the second quarter of 2015 compared to the same period in 2014 due primarily to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the second quarter of 2015 decreased as compared to the same period in 2014, however, total disconnects increased due to the increased number of total subscribers.  As a result, for the quarter ended June 30, 2015, net subscriber additions of approximately 15,000 were lower than the same period last year primarily reflecting the decrease in gross subscriber additions and churn on the increasing base of subscribers.

As of June 30, 2015 and December 31, 2014, our Hughes segment had approximately $1.18 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its 16 owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.l. de C.v. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  EchoStar 105/SES-11, the satellite we currently have under construction, is expected to ultimately produce revenue once launched and placed into operation, and therefore, factors that interfere with our construction and launch schedules could impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

As of June 30, 2015 and December 31, 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in-orbit of approximately $1.52 billion and $1.71 billion, respectively.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the Six Months
	Ended June 30,		Variance
Statement of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$541,000	$530,482	$10,518	2.0
Services and other revenue - DISH Network	262,924	228,105	34,819	15.3
Equipment revenue - other	101,900	95,498	6,402	6.7
Equipment revenue - DISH Network	3,886	17,899	(14,013)	(78.3)
Total revenue	909,710	871,984	37,726	4.3
Costs and Expenses:
Cost of sales - services and other	262,466	265,315	(2,849)	(1.1)
% of Total services and other revenue	32.6%	35.0%
Cost of sales - equipment	93,994	100,197	(6,203)	(6.2)
% of Total equipment revenue	88.9%	88.4%
Selling, general and administrative expenses	135,568	127,799	7,769	6.1
% of Total revenue	14.9%	14.7%
Research and development expenses	12,067	9,146	2,921	31.9
% of Total revenue	1.3%	1.0%
Depreciation and amortization	215,639	224,003	(8,364)	(3.7)
Total costs and expenses	719,734	726,460	(6,726)	(0.9)
Operating income	189,976	145,524	44,452	30.5
Other Income (Expense):
Interest income	2,256	1,575	681	43.2
Interest expense, net of amounts capitalized	(88,652)	(97,342)	8,690	(8.9)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Other, net	(5,334)	2,490	(7,824)	*
Total other expense, net	(96,774)	(93,277)	(3,497)	3.7
Income before income taxes	93,202	52,247	40,955	78.4
Income tax provision, net	(36,353)	(12,624)	(23,729)	*
Net income	56,849	39,623	17,226	43.5
Less: Net income attributable to noncontrolling interests	797	727	70	9.6
Net income attributable to HSS	$56,052	$38,896	$17,156	44.1

Other Data:
EBITDA	$394,440	$371,290	$23,150	6.2
Subscribers, end of period	1,014,000	935,000	79,000	8.4

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 43 and 44 under the heading “Explanation of Key Metrics and Other Items”.

Services and other revenue — other.  “Services and other revenue — other” totaled $541.0 million for the six months ended June 30, 2015, an increase of $10.5 million or 2.0%, compared to the same period in 2014.

Services and other revenue — other from our Hughes segment for the six months ended June 30, 2015 increased by $14.9 million, or 3.0%, to $508.9 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $26.2 million in sales of broadband services to our domestic consumer and enterprise markets, partially offset by a decrease of $10.3 million in sales of broadband services to our international customers, primarily due to fluctuating foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the six months ended June 30, 2015 decreased by $5.7 million, or 14.7%, to $33.1 million compared to the same period in 2014.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The decrease was primarily attributable a decrease in sales of transponder services in the first half of 2015 compared to the same period in 2014.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $262.9 million for the six months ended June 30, 2015, an increase of $34.8 million or 15.3%, compared to the same period in 2014.

Services and other revenue — DISH Network from our Hughes segment for the six months ended June 30, 2015 increased by $8.4 million, or 22.4%, to $46.0 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”).

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the six months ended June 30, 2015 increased by $26.4 million, or 13.9%, to $216.9 million compared to the same period in 2014.  The increase was mainly due to an increase of $29.6 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $2.3 million in services provided to DISH Network on a certain satellite.

Equipment revenue — other.  “Equipment revenue — other” totaled $101.9 million for the six months ended June 30, 2015, an increase of $6.4 million, or 6.7%, compared to the same period in 2014.  The increase was mainly due to a $5.4 million increase in domestic sales of mobile satellite systems equipment and an increase of $3.8 million in sales of broadband equipment to our international customers, partially offset by a decrease of $2.3 million in sales of broadband equipment to our domestic consumer market.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $3.9 million for the six months ended June 30, 2015, a decrease of $14.0 million, or 78.3%, compared to the same period in 2014.  The decrease was primarily due to the decrease in unit sales of broadband equipment to dishNET.  Sales of broadband equipment to dishNET have been decreasing as a result of lower new gross subscriber activations and as dishNET increases the deployment of refurbished units as opposed to new units purchased from us.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $262.5 million for the six months ended June 30, 2015, a decrease of $2.8 million, or 1.1%, compared to the same period in 2014.  The decrease was primarily attributable to a $7.7 million decrease in costs of our broadband services provided to our international customers primarily due to lower in country costs denominated in local currency.  Additionally, the cost of sales related to our domestic broadband services decreased $2.7 million due to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform.  These decreases were partially offset by an increase of $8.0 million in cost of sales of our EchoStar Satellite Services segment related to the commencement of the AMC-15 and AMC-16 operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $94.0 million for the six months ended June 30, 2015, a decrease of $6.2 million, or 6.2%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales volume of broadband equipment to DISH Network, primarily related to our Distribution Agreement with dishNET.  The decrease was partially offset by the increase in the cost of sales of broadband equipment to our domestic consumer and enterprise markets.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $135.6 million for the six months ended June 30, 2015, an increase of $7.8 million or 6.1%, compared to the same period in 2014.  The increase was mainly due to a $5.1 million increase in marketing and promotional expenses primarily in our Hughes segment, a $1.8 million increase in personnel and other employee-related expenses, and a $1.6 million increase in professional fees.

Research and development.  “Research and development expenses” totaled $12.1 million for the six months ended June 30, 2015, an increase of $2.9 million or 31.9%, compared to the same period in 2014.  The Company’s research

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $215.6 million for the six months ended June 30, 2015, a decrease of $8.4 million or 3.7%, compared to the same period in 2014.  The decrease was attributable to a decrease in depreciation expense of $7.3 million relating to the fully depreciated EchoStar VIII satellite as of September 2014, a decrease in depreciation expense of $3.8 million relating to the fully depreciated EchoStar XII satellite as of December 2014 and a decrease of $6.2 million in amortization expense from certain of our fully amortized other intangible assets.  The decreases were partially offset by increases in depreciation of $7.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $88.7 million for the six months ended June 30, 2015, a decrease of $8.7 million or 8.9%, compared to the same period in 2014, primarily related to higher capitalized interest of $5.5 million related to the construction of EUTELSAT 65 West A and EchoStar 105/SES-11 satellites and a decrease in interest expense of $1.4 million relating to the expiration of capital leases for the AMC-15 and AMC-16 satellites.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the six months ended June 30, 2015, which was due to the loss recorded on the partial redemption of the outstanding $1.10 billion principal amount of the 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Other, net.  “Other, net” totaled $5.3 million in expenses for the six months ended June 30, 2015 compared to $2.5 million in income for the same period in 2014, a decrease in other income of $7.8 million.  The decrease was primarily related to an expense of $6.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees, an other-than temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio, and an increase of $1.6 million in foreign exchange losses.  The decrease was partially offset by a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $394.4 million for the six months ended June 30, 2015, an increase of $23.2 million or 6.2%, compared to the same period in 2014.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $36.1 million for the six months ended June 30, 2015 and a $4.5 million reduction of the capital lease obligations for the AMC-15 and AMC-16 satellites in the first quarter of 2015.  These increases were partially offset by an expense of $6.8 million attributable to FCC regulatory fees, a loss of $5.0 million from partial redemption of the Senior Secured Notes, and an other-than temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$394,440	$371,290	$23,150	6.2
Interest income and expense, net	(86,396)	(95,767)	9,371	(9.8)
Depreciation and amortization	(215,639)	(224,003)	8,364	(3.7)
Net income attributable to noncontrolling interests	797	727	70	9.6
Income before income taxes	$93,202	$52,247	$40,955	78.4

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax provision, net.  Income tax expense was $36.4 million for the six months ended June 30, 2015, compared to $12.6 million for the same period in 2014.  Our effective income tax rate was 39.0% for the six months ended June 30, 2015, compared to 24.2% for the same period in 2014.  The variation in our effective tax rate from the U.S. federal statutory rate for the same period in 2014 was primarily due to lower state effective tax rate.

Net income attributable to HSS.  Net income attributable to HSS was $56.1 million for the six months ended June 30, 2015, an increase of $17.2 million, or 44.1%, compared to the same period in 2014.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $44.5 million, an increase in capitalization of interest expense of $5.5 million associated with the construction of the EUTELSAT 65 West A and EchoStar 105/SES-11 satellites, and a decrease in interest expense of $1.4 million relating to the expiration of capital leases for the AMC-15 and AMC-16 satellites.  These increases were partially offset by an increase in income tax expense of $23.7 million, a loss of $5.0 million from the partial redemption of the Senior Secured Notes, and an other-than temporary impairment loss of $4.6 million on a strategic equity security in our available-for-sale securities portfolio.

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Six Months Ended June 30, 2015
Total revenue	$660,465	$249,987	$(742)	$909,710
Capital expenditures	$135,054	$52,251	$—	$187,305
EBITDA	$194,687	$209,977	$(10,224)	$394,440

For the Six Months Ended June 30, 2014
Total revenue	$645,029	$229,360	$(2,405)	$871,984
Capital expenditures	$97,477	$29	$—	$97,506
EBITDA	$172,255	$197,010	$2,025	$371,290

Hughes Segment

	For the Six Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$660,465	$645,029	$15,436	2.4
Capital expenditures	$135,054	$97,477	$37,577	38.5
EBITDA	$194,687	$172,255	$22,432	13.0

Revenue

Hughes segment total revenue for the six months ended June 30, 2015 increased by $15.4 million, or 2.4%, compared to the same period in 2014.  The increase was primarily due to an increase in sales of broadband services to our consumer markets of $24.8 million and to dishNET of $8.4 million, as well as an increase in sales of broadband equipment to our international market of $3.8 million.  These increases were partially offset by a decrease in sales of broadband services to our international customers of $10.3 million and a decrease in sales of broadband equipment to dishNET of $10.7 million.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2015 increased by $37.6 million, or 38.5%, compared to the same period in 2014, primarily the result of an increase in expenditures on EUTELSAT 65 West A and EchoStar XIX ground infrastructure.

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2015 was $194.7 million, an increase of $22.4 million, or 13.0%, compared to the same period in 2014.  The increase was primarily as a result of an increase in service revenue of $23.3 million and a decrease in cost of sales — services of $12.2 million, partially offset by a $7.1 million increase in selling, general and administrative expenses, a $2.9 million increase in research and development expenses and an increase of $1.6 million in foreign exchange losses.

EchoStar Satellite Services Segment

	For the Six Months
	Ended June 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$249,987	$229,360	$20,627	9.0
Capital expenditures	$52,251	$29	$52,222	*
EBITDA	$209,977	$197,010	$12,967	6.6

Revenue

EchoStar Satellite Services segment total revenue for the six months ended June 30, 2015 increased by $20.6 million, or 9.0%, compared to the same period in 2014, primarily due to a $26.4 million increase in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $5.7 million in other service revenue.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the six months ended June 30, 2015 increased by $52.2 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the six months ended June 30, 2015 was $210.0 million, an increase of $13.0 million, or 6.6%, compared to the same period in 2014.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $26.4 million in service revenue primarily to DISH Network as a result of the Satellite and Tracking Stock Transaction, partially offset by an increase in cost of sales — services of $8.0 million related to the commencement of the AMC-15 and AMC-16 operating leases.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue — other.  “Services and other revenue— other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue — other” also includes revenue associated with satellite and transponder services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

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

Item 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Loss from partial redemption of debt.  “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of the Senior Secured Notes representing the redemption premium that the Company paid to the holders of its Senior Secured Notes and the write-off of related unamortized debt issuance costs.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, other-than-temporary impairment losses on available-for-sale securities, equity in earnings of unconsolidated affiliate, and other non-operating income or expense items that are not appropriately classified elsewhere in our condensed consolidated statements of operations and comprehensive income (loss).

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA is defined as “Net income (loss) attributable to HSS” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision), net,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income (loss) before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2015, there were no material changes in our risk factors as previously disclosed.

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

•                  decisions as to the payment of dividends on our common stock or preferred tracking stock; and

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

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.         EXHIBITS

Exhibit No.	Description

31.1(H)	Section 302 Certification of Chief Executive Officer.

31.2(H)	Section 302 Certification of Chief Financial Officer.

32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)            Filed herewith.

(I)                 Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 6, 2015	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)