Form 10-Q
period 2015-09-30
Hughes Satellite Systems Corp
filed 2015-11-06
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

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

As of October 28, 2015, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2015 and 2014 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Narrative Analysis of Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*
Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	50

*                             This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond.  All statements, other than statements of historical facts, may be forward-looking statements.  Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$278,102	$225,557
Marketable investment securities, at fair value	333,957	394,992
Trade accounts receivable, net of allowance for doubtful accounts of $12,355 and $11,950, respectively	146,411	140,193
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	19,466	19,249
Deferred tax assets	176,535	157,949
Inventory	61,657	51,597
Prepaids and deposits	32,262	30,938
Advances to affiliates, net	30,436	736
Other current assets	12,015	7,625
Total current assets	1,090,841	1,028,836
Noncurrent Assets:
Restricted cash and cash equivalents	17,965	17,652
Property and equipment, net of accumulated depreciation of $2,060,214 and $2,053,636, respectively	2,264,539	2,274,568
Regulatory authorizations, net	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	124,970	157,100
Investments in unconsolidated entities	37,921	32,969
Other noncurrent assets, net	225,544	177,628
Total noncurrent assets	3,646,770	3,635,748
Total assets	$4,737,611	$4,664,584
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$94,969	$93,783
Trade accounts payable - DISH Network	20	18
Current portion of long-term debt and capital lease obligations	29,426	39,746
Advances from affiliates, net	3,805	23,792
Deferred revenue and prepayments	63,812	61,063
Accrued interest	41,166	8,890
Accrued compensation	19,889	20,128
Accrued expenses and other	85,312	82,533
Total current liabilities	338,399	329,953
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,193,997	2,325,417
Deferred tax liabilities	613,976	539,560
Advances from affiliates	12,153	8,352
Other noncurrent liabilities	84,531	91,705
Total noncurrent liabilities	2,904,657	2,965,034
Total liabilities	3,243,056	3,294,987
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	1,416,766	1,361,599
Accumulated other comprehensive loss	(55,316)	(31,346)
Accumulated earnings	122,406	29,331
Total HSS shareholders’ equity	1,483,856	1,359,584
Noncontrolling interests	10,699	10,013
Total shareholders’ equity	1,494,555	1,369,597
Total liabilities and shareholders’ equity	$4,737,611	$4,664,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenue:
Services and other revenue - other	$276,307	$273,361	$817,307	$803,843
Services and other revenue - DISH Network	132,013	129,389	394,937	357,494
Equipment revenue - other	52,605	56,580	154,505	152,078
Equipment revenue - DISH Network	3,106	6,350	6,992	24,249
Total revenue	464,031	465,680	1,373,741	1,337,664
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	131,861	134,884	394,327	400,199
Cost of sales - equipment (exclusive of depreciation and amortization)	48,543	54,693	142,537	154,890
Selling, general and administrative expenses	68,303	63,790	203,871	191,589
Research and development expenses	6,809	5,168	18,876	14,314
Depreciation and amortization	109,158	115,828	324,797	339,831
Total costs and expenses	364,674	374,363	1,084,408	1,100,823
Operating income	99,357	91,317	289,333	236,841

Other Income (Expense):
Interest income	1,135	836	3,391	2,411
Interest expense, net of amounts capitalized	(40,907)	(47,468)	(129,559)	(144,810)
Loss from partial redemption of debt	—	—	(5,044)	—
Other-than-temporary impairment loss on available-for-sale securities	(1,201)	—	(5,850)	—
Equity in earnings of unconsolidated affiliate	2,305	1,725	4,943	3,739
Other, net	(1,290)	(247)	(4,613)	229
Total other expense, net	(39,958)	(45,154)	(136,732)	(138,431)
Income before income taxes	59,399	46,163	152,601	98,410
Income tax provision, net	(22,167)	(9,436)	(58,520)	(22,060)
Net income	37,232	36,727	94,081	76,350
Less: Net income attributable to noncontrolling interests	209	376	1,006	1,103
Net income attributable to HSS	$37,023	$36,351	$93,075	$75,247

Comprehensive Income:
Net income	$37,232	$36,727	$94,081	$76,350
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,688)	(5,644)	(26,935)	(2,293)
Unrealized gains on available-for-sale securities and other	(6,507)	(1,976)	(3,194)	(2,803)
Recognition of other-than-temporary loss on available-for-sale securities in net income	1,201	—	5,850	—
Recognition of realized gains (losses) on available-for-sale securities in net income	—	52	(11)	42
Total other comprehensive loss, net of tax	(22,994)	(7,568)	(24,290)	(5,054)
Comprehensive income	14,238	29,159	69,791	71,296
Less: Comprehensive income (loss) attributable to noncontrolling interests	(111)	170	686	1,146
Comprehensive income attributable to HSS	$14,349	$28,989	$69,105	$70,150

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$94,081	$76,350
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	324,797	339,831
Equity in earnings of unconsolidated affiliate	(4,943)	(3,739)
Amortization of debt issuance costs	4,533	4,319
Loss from partial redemption of debt	5,044	—
Losses (gains) and other-than-temporary impairment on marketable investment securities, net	11,384	42
Stock-based compensation	3,893	1,944
Deferred tax provision	55,597	13,331
Changes in current assets and current liabilities, net	(49,051)	100,924
Changes in noncurrent assets and noncurrent liabilities, net	4,623	(7,041)
Other, net	(3,150)	3,840
Net cash flows from operating activities	446,808	529,801
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(132,741)	(269,215)
Sales and maturities of marketable investment securities	197,899	130,997
Purchases of property and equipment	(292,347)	(166,002)
Expenditures for externally marketed software	(16,905)	(17,401)
Changes in restricted cash and cash equivalents	(313)	(2,688)
Other, net	(9)	(130)
Net cash flows from investing activities	(244,416)	(324,439)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Notes Due 2019 and related premium	(113,300)	—
Repayment of other long-term debt and capital lease obligations	(31,578)	(49,904)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 2)	—	10,601
Advances from affiliates	3,699	—
Other, net	(1,688)	(1,116)
Net cash flows from financing activities	(142,867)	(40,419)
Effect of exchange rates on cash and cash equivalents	(6,980)	(348)
Net increase in cash and cash equivalents	52,545	164,595
Cash and cash equivalents, beginning of period	225,557	163,709
Cash and cash equivalents, end of period	$278,102	$328,304

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$102,132	$106,100
Capitalized interest	$10,047	$903
Cash paid for income taxes	$3,964	$7,608
Satellites and other assets financed under capital lease obligations	$401	$1,527
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$4,500	$—
Increase in capital expenditures included in accounts payable, net	$3,704	$696
Net noncash assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 2)	$—	$71,048
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 2)	$—	$315,643
Transfer of EchoStar XXI launch contract from EchoStar to HNS	$52,250	$—

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

We currently operate in the following two business segments:

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

In addition, the Investor Rights Agreement provides that DISH Network may, on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, as amended, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock). In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group.  In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A common stock with equivalent market value.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the nine months ended September 30, 2015 or 2014.

As of September 30, 2015 and December 31, 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of September 30, 2015 and December 31, 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $80.3 million and $85.8 million, respectively.  We use fair value measurements from time-to-time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

In addition to research and development expenses reported in our condensed consolidated statements of operations and comprehensive income (loss), our cost of sales includes research and development costs funded by customers of approximately $4.8 million and $6.8 million for the three months ended September 30, 2015 and 2014, respectively, and $15.7 million and $19.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Capitalized Software Costs

Development costs related to software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of September 30, 2015 and December 31, 2014, the net carrying amount of externally marketed software was $59.7 million and $48.9 million, respectively.  We capitalized costs of $5.3 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively, and costs of $17.0 million and $17.6 million for the nine months ended September 30, 2015 and 2014, respectively, related to the development of externally marketed software.  We recorded amortization expense relating to the development of externally marketed software of $2.2 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $6.1 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of September 30, 2015.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $32.8 million and $39.1 million as of September 30, 2015 and December 31, 2014, respectively, as a reduction of our long-term debt balances.  We do not expect to adopt this standard prior to the effective date.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $55.8 million and $29.2 million as of September 30, 2015 and December 31, 2014, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Affected Line Item in our	For the Three Months		For the Nine Months
	Condensed Consolidated	Ended September 30,		Ended September 30,
Accumulated Other Comprehensive Loss Components	Statement of Operations	2015	2014	2015	2014
		(In thousands)
Recognition of realized gains (losses) on available-for-sale securities in net income (1)	Other, net	$—	$52	$(11)	$42
Recognition of other-than-temporary impairment on available-for-sale securities in net income (2)	Other-than-temporary impairment on available-for-sale securities	1,201	—	5,850	—
Total reclassifications, net of tax and noncontrolling interests		$1,201	$52	$5,839	$42

(1)             When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as Other, net on the condensed consolidated statement of operations and comprehensive income (loss).

(2)             In June 2015 and September 2015, we recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.  See Note 5 for further discussion.

Note 5.                   Investment Securities

Our marketable investment securities and investments in unconsolidated entities consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$300,715	$367,291
Strategic equity securities	20,295	12,669
Other	12,947	15,032
Total marketable investment securities—current	333,957	394,992
Investments in unconsolidated entities—noncurrent:
Cost method	15,438	15,438
Equity method	22,483	17,531
Total investments in unconsolidated entities—noncurrent	37,921	32,969
Total marketable investment securities and investments in unconsolidated entities	$371,878	$427,961

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale.  As of September 30, 2015, certain of our equity securities were classified as trading securities in order to reflect our investment strategy for those securities.  The value of our investment portfolio depends on the value of such securities and other instruments comprising the portfolio.

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

As of September 30, 2015 and December 31, 2014, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  For the three and nine months ended September 30, 2015, “Other-than-temporary impairment loss on available-for-sale securities” included a $1.2 million and $5.9 million other-than-temporary impairment of such common stock in our available-for-sale portfolio, respectively.  For the three and nine months ended September 30, 2015, “Other, net” includes $3.9 million and $5.5 million in losses on such common stock in our trading securities portfolio, respectively, which had a fair value of $11.3 million as of September 30, 2015.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and variable rate demand notes.

Investments in unconsolidated entities- Noncurrent

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

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2015
Debt securities:
Corporate bonds	$300,955	$14	$(254)	$300,715
Other	12,948	—	(1)	12,947
Equity securities - strategic	8,326	693	—	9,019
Total marketable investment securities	$322,229	$707	$(255)	$322,681
As of December 31, 2014
Debt securities:
Corporate bonds	$367,949	$8	$(666)	$367,291
Other	15,031	1	—	15,032
Equity security - strategic	14,176	1,718	(3,225)	12,669
Total marketable investment securities	$397,156	$1,727	$(3,891)	$394,992

As of September 30, 2015, restricted and non-restricted marketable investment securities included debt securities of $305.0 million with contractual maturities of one year or less and $8.7 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of September 30, 2015.

	As of
	September 30, 2015		December 31, 2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$207,763	$(225)	$357,887	$(3,891)
12 months or more	49,089	(30)	—	—
Total	$256,852	$(255)	$357,887	$(3,891)

Sales of Marketable Investment Securities

We recognized minimal gains from the sales of our available-for-sale marketable investment securities for each of the three and nine months ended September 30, 2015 and 2014.  We recognized minimal losses from the sales of our available-for-sale marketable investment securities for each of the three and nine months ended September 30, 2015 and $0.1 million for each of the three and nine months ended September 30, 2014, respectively.

Proceeds from sales of our available-for-sale marketable investment securities totaled $4.0 million and zero for the three months ended September 30, 2015 and 2014, respectively, and $14.6 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2015 and December 31, 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$221,056	$2,175	$218,881	$148,645	$18,926	$129,719
Debt securities:
Corporate bonds	$300,715	$—	$300,715	$367,291	$—	$367,291
Other	12,947	—	12,947	15,032	—	15,032
Equity securities - strategic	20,295	20,295	—	12,669	12,669	—
Total marketable investment securities	$333,957	$20,295	$313,662	$394,992	$12,669	$382,323

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$124,315	$135,609
Contracts in process, net	34,451	16,534
Total trade accounts receivable	158,766	152,143
Allowance for doubtful accounts	(12,355)	(11,950)
Trade accounts receivable - DISH Network	19,466	19,249
Total trade accounts receivable, net	$165,877	$159,442

As of September 30, 2015 and December 31, 2014, progress billings offset against contracts in process amounted to $0.8 million and $2.5 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$47,714	$39,495
Raw materials	5,650	5,170
Work-in process	8,293	6,932
Total inventory	$61,657	$51,597

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable	As of
	Life	September 30,	December 31,
	(In Years)	2015	2014
		(In thousands)
Land	—	$12,055	$12,075
Buildings and improvements	1 - 30	73,572	73,191
Furniture, fixtures, equipment and other	1 - 12	358,677	339,330
Customer rental equipment	2 - 4	581,394	498,181
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	665,518	935,104
Construction in progress	—	252,417	89,203
Total property and equipment		4,324,753	4,328,204
Accumulated depreciation		(2,060,214)	(2,053,636)
Property and equipment, net		$2,264,539	$2,274,568

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction in progress consisted of the following:

	As of
	September 30,	December 31,
	2015	2014
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$156,085	$54,620
Uplinking equipment	77,292	21,124
Other	19,040	13,459
Construction in progress	$252,417	$89,203

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Satellites	$51,436	$55,643	$149,677	$158,782
Furniture, fixtures, equipment and other	13,674	14,091	40,949	42,157
Customer rental equipment	30,839	29,892	91,550	86,800
Buildings and improvements	1,270	1,299	3,837	4,078
Total depreciation expense	$97,219	$100,925	$286,013	$291,817

Satellites

As of September 30, 2015, we utilized 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over the terms of the satellite service agreements.  Two of our satellites are accounted for as operating leases and are not included in property and equipment.

Recent Developments

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. for satellite services on the AMC-15 and AMC-16 satellites.  As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through the in-service date of the EchoStar 105/SES-11 satellite.  The amended agreement for the AMC-16 satellite services extends the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015.  The extended terms of these agreements are being accounted for as operating leases.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite Anomalies

Certain of our satellites have experienced anomalies, some of which have had a significant adverse impact on their remaining useful lives and/or the commercial operation of the satellites.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  We generally do not carry in-orbit insurance on our satellites; therefore, we generally bear the risk of any uninsured in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.

We have previously disclosed in our financial statements as of and for the year ended December 31, 2014 anomalies in prior years that affect our in-service owned and leased satellites, including the EchoStar III, EchoStar VI, EchoStar VIII, EchoStar XII, and AMC-16 satellites.  In August 2015, SPACEWAY 3 experienced an anomaly causing one of the two on-board computers used to control the satellite payload to temporarily go offline, causing an interruption of service.  The issue has since been resolved and the satellite is functioning normally.  This anomaly did not affect the long-term commercial operations of the satellite or its estimated useful life.  We are not aware of any additional anomalies that have occurred with respect to any of our owned or leased satellites in 2015 as of the date of this report that have materially affected the commercial operation of these satellites or their useful life.  The EchoStar III and EchoStar VI satellites are fully depreciated and the EchoStar III satellite is being used as an in-orbit spare; accordingly, the prior anomalies affecting these satellites have not had a significant effect on our operating results and cash flows.  The EchoStar XII satellite, as previously disclosed in our Form 10-K, has experienced several anomalies, which have resulted in a loss of electrical power.  Those anomalies have not had a significant adverse impact on service under the related satellite services agreement with DISH Network for the EchoStar XII satellite; however, the anomalies have increased the risk of future transponder failures that could result in reductions in our revenue.

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

As of September 30, 2015 and December 31, 2014, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2015, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of
	Average	September 30, 2015			December 31, 2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(182,873)	$87,427	$270,300	$(161,762)	$108,538
Contract-based	4	64,800	(64,800)	—	64,800	(61,810)	2,990
Technology-based	6	51,417	(37,139)	14,278	51,417	(30,714)	20,703
Trademark portfolio	20	29,700	(6,435)	23,265	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,707)	—	4,707	(4,217)	490
Total other intangible assets		$420,924	$(295,954)	$124,970	$420,924	$(263,824)	$157,100

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Amortization expense, including amortization of externally marketed capitalized software, was $11.9 million and $13.0 million for the three months ended September 30, 2015 and 2014, respectively, and $38.8 million and $44.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	As of
	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
6 1/2% Senior Secured Notes due 2019	$990,000	$1,069,200	$1,100,000	$1,177,000
7 5/8% Senior Notes due 2021	900,000	969,192	900,000	994,500
Other	881	881	1,197	1,197
Subtotal	1,890,881	$2,039,273	2,001,197	$2,172,697
Capital lease obligations	332,542		363,966
Total debt and capital lease obligations	2,223,423		2,365,163
Less: Current portion	(29,426)		(39,746)
Long-term portion of debt and capital lease obligations	$2,193,997		$2,325,417

On June 12, 2015, we redeemed $110.0 million of our 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) at a redemption price equal to 103.0% of the principal amount plus related accrued interest. As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and $1.7 million representing the write-off of related deferred financing costs.

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

Income tax expense was approximately $58.5 million and $22.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Our effective income tax rate was 38.3% and 22.4% for the nine months ended September 30, 2015 and 2014, respectively.  The variation in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2014 was primarily due to research and experimentation tax credits and lower state effective tax rate.

Note 12.            Commitments and Contingencies

Commitments

As of September 30, 2015, our satellite-related obligations were approximately $993.4 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar 105/SES-11 and EchoStar XXI satellites, payments pursuant to launch services contracts, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”), as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add EchoStar Corporation and EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that HNS’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set.  On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.  On May 14, 2015, the judge assigned to the case passed away.  A new judge has not yet been formally assigned.

The parties are discussing resolving these cases without further litigation.  There can be no assurance that a settlement agreement will be reached.  If a settlement agreement is not reached, we cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages and we intend to vigorously defend these cases.  In the event that a court ultimately determines that we infringe the asserted patents, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our consumers.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On March 16, 2015, the defendants filed motions to dismiss portions of Elbit’s complaint.  On April 2, 2015, Elbit responded to those motions to dismiss and further filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, the defendants filed motions to dismiss portions of Elbit’s amended complaint.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Kappa Digital, LLC

On June 1, 2015, Kappa Digital LLC (“Kappa”) filed suit against our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,349,135, entitled “Method and System for a Wireless Digital Message Service.”  Kappa generally alleges that HNS’ “HughesNet Gen 4 residential internet service/systems” and “HughesNet Business Broadband service/systems” infringe its asserted patent.  Kappa is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

We intend to vigorously defend this case.  In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could cause us to materially modify certain features that we currently offer to consumers.  We cannot predict with any degree of certainty the outcome of this suit or determine the extent of any potential liability or damages.

Phoenix Licensing, L.L.C./LPL Licensing, L.L.C.

On July 30, 2015, Phoenix Licensing, L.L.C. and LPL Licensing, L.L.C. (together referred to as “Phoenix”) filed a complaint against our subsidiary HNS in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 5,987,434, entitled “Apparatus and Method for Transacting Marketing and Sales of Financial Products”; 7,890,366, entitled “Personalized Communication Documents, System and Method for Preparing Same”; 8,352,317, entitled “System for Facilitating Production of Variable Offer Communications”; 8,234,184, entitled “Automated Reply Generation Direct Marketing System”; 6,999,938, entitled “Automated Reply Generation Direct Marketing System”; 8,738,435, entitled “Method and Apparatus for Presenting Personalized Content Relating to Offered Products and Services”; and 7,860,744, entitled “System and Method for Automatically Providing Personalized Notices Concerning Financial Products and/or Services.”  Phoenix alleged that HNS infringes the asserted patents by making and using products and services that generate customized marketing materials.  Phoenix is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein against us.  On October 16, 2015, Phoenix moved to dismiss the litigation against us without prejudice pursuant to a settlement agreement, and on November 3, 2015, the action was dismissed accordingly.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as HSS, EchoStar Corporation, EchoStar Technologies, L.L.C, and Sling Media, Inc., a subsidiary of EchoStar, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent.  Trial is scheduled to commence on December 12, 2016.

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

Note 13.            Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.  Under this definition, we operate the following two primary business segments:

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

Transactions between segments were not significant for the three and nine months ended September 30, 2015 and 2014.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Three Months Ended September 30, 2015
External revenue	$339,060	$124,126	$845	$464,031
Intersegment revenue	$669	$174	$(843)	$—
Total revenue	$339,729	$124,300	$2	$464,031
Capital expenditures	$72,626	$32,416	$—	$105,042
EBITDA	$101,582	$104,200	$2,338	$208,120
For the Three Months Ended September 30, 2014
External revenue	$338,617	$126,944	$119	$465,680
Intersegment revenue	$451	$660	$(1,111)	$—
Total revenue	$339,068	$127,604	$(992)	$465,680
Capital expenditures	$56,724	$11,772	$—	$68,496
EBITDA	$94,955	$111,563	$1,729	$208,247
For the Nine Months Ended September 30, 2015
External revenue	$998,564	$373,726	$1,451	$1,373,741
Intersegment revenue	$1,630	$561	$(2,191)	$—
Total revenue	$1,000,194	$374,287	$(740)	$1,373,741
Capital expenditures	$207,680	$84,667	$—	$292,347
EBITDA	$296,269	$314,177	$(7,886)	$602,560
For the Nine Months Ended September 30, 2014
External revenue	$982,783	$354,558	$323	$1,337,664
Intersegment revenue	$1,314	$2,406	$(3,720)	$—
Total revenue	$984,097	$356,964	$(3,397)	$1,337,664
Capital expenditures	$154,201	$11,801	$—	$166,002
EBITDA	$267,210	$308,573	$3,754	$579,537

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(In thousands)
EBITDA	$208,120	$208,247	$602,560	$579,537
Interest income and expense, net	(39,772)	(46,632)	(126,168)	(142,399)
Depreciation and amortization	(109,158)	(115,828)	(324,797)	(339,831)
Net income attributable to noncontrolling interests	209	376	1,006	1,103
Income before income taxes	$59,399	$46,163	$152,601	$98,410

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  In addition, we occupy certain office space in buildings owned by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $4.5 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, and $12.7 million and $9.3 million for the nine months ended September 30, 2015 and 2014, respectively.

EchoStar XXI Launch Facilitation and Operational Control Agreement.  To facilitate compliance with certain requirements of the UK Space Agency with respect to the development of EchoStar’s mobile satellite services business in Europe, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into an agreement in June 2015 to transfer to HNS Ltd., EOC’s launch service contract for the EchoStar XXI satellite and to grant HNS Ltd. certain rights to control the in-orbit operations of the satellite.  EOC retained ownership of the EchoStar XXI satellite, which is currently under construction and scheduled to be launched in 2016.  We recorded a $52.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the launch service contract as of June 30, 2015.  EOC also agreed to make future payments to HNS Ltd. totaling $1.9 million plus the remaining amounts that HNS Ltd. is required to pay under the launch service contract.  Those payments will be recorded as increases in our “Additional paid-in capital.”  HNS Ltd.’s future payments under the launch service contract are included in our disclosure of satellite-related obligations in Note 12.

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

In connection with and following the Spin-off, EchoStar and DISH Network have entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts DISH Network pays for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 2, on March 1, 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network has elected not to renew the satellite services agreement relative to the EchoStar I satellite.  The agreement for the EchoStar I satellite will expire pursuant to its terms effective November 30, 2015.

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on the EchoStar VIII satellite as an in-orbit spare.  Effective March 1, 2014, this satellite services arrangement converted to a month-to-month service agreement.  Both parties have the right to terminate this agreement upon 30 days’ notice.  The agreement will terminate in accordance with its terms effective in November 2015.

EchoStar IX.  Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII.  DISH Network receives satellite services from us on the EchoStar XII satellite.  The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew the agreement on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XVI.  During December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 21, 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term.  Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire ten years following the date the Nimiq 5 satellite was placed into service.  Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

to-year basis through the end of life of the Nimiq 5 satellite.  Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

QuetzSat-1 Agreement.  During 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched on September 29, 2011 and was placed into service during the fourth quarter of 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  During the third quarter of 2012, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

103 Degree Orbital Location/SES-3.  During May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  During June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, during May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location.  During June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the actual service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

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

Blockbuster Agreements.  On April 26, 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  On June 8, 2011, we completed the Hughes Acquisition.  HNS provided certain broadband products and services to Blockbuster, Inc. (with its subsidiaries, “Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster could continue to purchase broadband products and services from our Hughes segment.

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

Hughes Broadband Distribution Agreement.  Effective October 1, 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning January 1, 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  On February 20, 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 1, 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, HNS agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, HNS funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, Hughes Systique repaid $0.7 million of the outstanding principal of the loan and the maturity date of the loan was extended to May 1, 2016 on the same terms.  In July and September 2015, Hughes Systique repaid $0.6 million of the outstanding principal of the loan.  As of September 30, 2015, the principal outstanding amount of the loan was $0.9 million.  In addition to our 44.0% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $5.8 million for each of the three months ended September 30, 2015 and 2014 and $17.5 million for each of the nine months ended September 30, 2015 and 2014.  As of September 30, 2015 and December 31, 2014, we had trade accounts receivable from Dish Mexico of approximately $8.4 million and $3.9 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and December 31, 2014, we had trade accounts receivable from Deluxe of approximately $0.1 million and $0.2 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Note 15.            Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 6 1/2% senior secured notes due 2019 and 7 5/8 % senior notes due 2021 (collectively, the “Notes”), which were issued on September 1, 2011.  See Note 10 for further information on the Notes.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$217,425	$38,168	$22,509	$—	$278,102
Marketable investment securities	317,154	16,803	—	—	333,957
Trade accounts receivable, net	—	109,090	37,321	—	146,411
Trade accounts receivable - DISH Network, net	1,492	17,974	—	—	19,466
Inventory	—	49,857	11,800	—	61,657
Advances to affiliates, net	10	464,892	162	(434,628)	30,436
Other current assets	68	200,279	24,945	(4,480)	220,812
Total current assets	536,149	897,063	96,737	(439,108)	1,090,841
Restricted cash and cash equivalents	9,805	7,500	660	—	17,965
Property and equipment, net	—	2,199,494	65,045	—	2,264,539
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	124,970	—	—	124,970
Investment in subsidiaries	3,267,619	141,418	—	(3,409,037)	—
Advances to affiliates	700	878	—	(1,578)	—
Other noncurrent assets, net	75,147	171,899	58,781	(42,362)	263,465
Total assets	$3,889,420	$4,519,053	$221,223	$(3,892,085)	$4,737,611
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$83,209	$11,760	$—	$94,969
Trade accounts payable - DISH Network	—	20	—	—	20
Current portion of long-term debt and capital lease obligations	—	28,044	1,382	—	29,426
Advances from affiliates, net	409,444	8,693	20,296	(434,628)	3,805
Accrued expenses and other	106,120	88,083	20,456	(4,480)	210,179
Total current liabilities	515,564	208,049	53,894	(439,108)	338,399
Long-term debt and capital lease obligations, net of current portion	1,890,000	302,567	1,430	—	2,193,997
Advances from affiliates	—	—	13,731	(1,578)	12,153
Other non-current liabilities	—	740,818	51	(42,362)	698,507
Total HSS shareholders’ equity (deficit)	1,483,856	3,267,619	141,418	(3,409,037)	1,483,856
Noncontrolling interests	—	—	10,699	—	10,699
Total liabilities and shareholders’ equity (deficit)	$3,889,420	$4,519,053	$221,223	$(3,892,085)	$4,737,611

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$254,696	$34,287	$(12,676)	$276,307
Services and other revenue - DISH Network	—	132,012	1	—	132,013
Equipment revenue - other	—	48,708	8,490	(4,593)	52,605
Equipment revenue - DISH Network	—	3,106	—	—	3,106
Total revenue	—	438,522	42,778	(17,269)	464,031
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	119,635	24,737	(12,511)	131,861
Cost of sales - equipment (exclusive of depreciation and amortization)	—	46,419	6,150	(4,026)	48,543
Selling, general and administrative expenses	—	60,660	8,375	(732)	68,303
Research and development expenses	—	6,809	—	—	6,809
Depreciation and amortization	—	107,720	1,438	—	109,158
Total costs and expenses	—	341,243	40,700	(17,269)	364,674
Operating income	—	97,279	2,078	—	99,357
Other Income (Expense):
Interest income	785	29	340	(19)	1,135
Interest expense, net of amounts capitalized	(34,726)	(6,747)	547	19	(40,907)
Equity in earnings (losses) of subsidiaries, net	60,213	322	—	(60,535)	—
Other, net	94	2,222	(2,502)	—	(186)
Total other income (expense), net	26,366	(4,174)	(1,615)	(60,535)	(39,958)
Income (loss) before income taxes	26,366	93,105	463	(60,535)	59,399
Income tax benefit (provision), net	10,657	(32,798)	(26)	—	(22,167)
Net income (loss)	37,023	60,307	437	(60,535)	37,232
Less: Net income attributable to noncontrolling interests	—	—	209	—	209
Net income (loss) attributable to HSS	$37,023	$60,307	$228	$(60,535)	$37,023
Comprehensive Income (Loss):
Net income (loss)	$37,023	$60,307	$437	$(60,535)	$37,232
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(17,688)	—	(17,688)
Unrealized (gains) losses on available-for-sale securities and other	(5,510)	(1,025)	28	—	(6,507)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	1,201	—	—	—	1,201
Equity in other comprehensive income (loss) of subsidiaries, net	(18,365)	(17,340)	—	35,705	—
Total other comprehensive income (loss), net of tax	(22,674)	(18,365)	(17,660)	35,705	(22,994)
Comprehensive income (loss)	14,349	41,942	(17,223)	(24,830)	14,238
Less: Comprehensive income attributable to noncontrolling interests	—	—	(111)	—	(111)
Comprehensive income (loss) attributable to HSS	$14,349	$41,942	$(17,112)	$(24,830)	$14,349

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$239,490	$39,880	$(6,009)	$273,361
Services and other revenue - DISH Network	—	129,211	178	—	129,389
Equipment revenue	—	53,803	7,304	(4,527)	56,580
Equipment revenue - DISH Network	—	6,350	—	—	6,350
Total revenue	—	428,854	47,362	(10,536)	465,680
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	112,280	28,612	(6,008)	134,884
Cost of sales - equipment (exclusive of depreciation and amortization)	—	54,004	4,761	(4,072)	54,693
Selling, general and administrative expenses	—	56,024	8,222	(456)	63,790
Research and development expenses	—	5,168	—	—	5,168
Depreciation and amortization	—	113,899	1,929	—	115,828
Total costs and expenses	—	341,375	43,524	(10,536)	374,363
Operating income	—	87,479	3,838	—	91,317
Other Income (Expense):
Interest income	54,937	111	306	(54,518)	836
Interest expense, net of amounts capitalized	(36,497)	(65,463)	(27)	54,519	(47,468)
Equity in earnings (losses) of subsidiaries, net	24,583	1,843	—	(26,426)	—
Other, net	6	2,325	(853)	—	1,478
Total other income (expense), net	43,029	(61,184)	(574)	(26,425)	(45,154)
Income (loss) before income taxes	43,029	26,295	3,264	(26,425)	46,163
Income tax provision, net	(6,679)	(1,610)	(1,147)	—	(9,436)
Net income (loss)	36,350	24,685	2,117	(26,425)	36,727
Less: Net income attributable to noncontrolling interests	—	—	376	—	376
Net income (loss) attributable to HSS	$36,350	$24,685	$1,741	$(26,425)	$36,351
Comprehensive Income (Loss):
Net income (loss)	$36,350	$24,685	$2,117	$(26,425)	$36,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,644)	—	(5,644)
Unrealized losses on AFS securities and other	(1,924)	—	(52)	—	(1,976)
Recognition of previously unrealized losses on AFS securities included in net income (loss)	52	—	—	—	52
Equity in other comprehensive income (loss) of subsidiaries, net	(5,489)	(5,490)	—	10,979	—
Total other comprehensive income (loss), net of tax	(7,361)	(5,490)	(5,696)	10,979	(7,568)
Comprehensive income (loss)	28,989	19,195	(3,579)	(15,446)	29,159
Less: Comprehensive income attributable to noncontrolling interests	—	—	170	—	170
Comprehensive income (loss) attributable to HSS	$28,989	$19,195	$(3,749)	$(15,446)	$28,989

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$749,436	$106,251	$(38,380)	$817,307
Services and other revenue - DISH Network	—	394,818	119	—	394,937
Equipment revenue - other	—	147,850	21,954	(15,299)	154,505
Equipment revenue - DISH Network	—	6,992	—	—	6,992
Total revenue	—	1,299,096	128,324	(53,679)	1,373,741
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	357,429	74,629	(37,731)	394,327
Cost of sales - equipment (exclusive of depreciation and amortization)	—	140,306	16,210	(13,979)	142,537
Selling, general and administrative expenses	—	180,640	25,200	(1,969)	203,871
Research and development expenses	—	18,876	—	—	18,876
Depreciation and amortization	—	320,194	4,603	—	324,797
Total costs and expenses	—	1,017,445	120,642	(53,679)	1,084,408
Operating income	—	281,651	7,682	—	289,333
Other Income (Expense):
Interest income	2,486	148	850	(93)	3,391
Interest expense, net of amounts capitalized	(107,462)	(23,643)	1,453	93	(129,559)
Equity in earnings (losses) of subsidiaries, net	172,082	3,369	—	(175,451)	—
Other, net	(16,337)	9,522	(3,749)	—	(10,564)
Total other income (expense), net	50,769	(10,604)	(1,446)	(175,451)	(136,732)
Income (loss) before income taxes	50,769	271,047	6,236	(175,451)	152,601
Income tax benefit (provision), net	42,306	(98,688)	(2,138)	—	(58,520)
Net income (loss)	93,075	172,359	4,098	(175,451)	94,081
Less: Net income attributable to noncontrolling interests	—	—	1,006	—	1,006
Net income (loss) attributable to HSS	$93,075	$172,359	$3,092	$(175,451)	$93,075
Comprehensive Income (Loss):
Net income (loss)	$93,075	$172,359	$4,098	$(175,451)	$94,081
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(26,935)	—	(26,935)
Unrealized (gains) losses on available-for-sale securities and other	(2,208)	(1,025)	39	—	(3,194)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	5,850	—	—	—	5,850
Recognition of previously unrealized gains on available-for-sale securities included in net income (loss)	(11)	—	—	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	(27,601)	(26,576)	—	54,177	—
Total other comprehensive income (loss), net of tax	(23,970)	(27,601)	(26,896)	54,177	(24,290)
Comprehensive income (loss)	69,105	144,758	(22,798)	(121,274)	69,791
Less: Comprehensive income attributable to noncontrolling interests	—	—	686	—	686
Comprehensive income (loss) attributable to HSS	$69,105	$144,758	$(23,484)	$(121,274)	$69,105

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$698,344	$123,781	$(18,282)	$803,843
Services and other revenue - DISH Network	—	356,991	503	—	357,494
Equipment revenue	—	141,998	23,262	(13,182)	152,078
Equipment revenue - DISH Network	—	24,249	—	—	24,249
Total revenue	—	1,221,582	147,546	(31,464)	1,337,664
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	331,032	87,448	(18,281)	400,199
Cost of sales - equipment (exclusive of depreciation and amortization)	—	150,014	16,803	(11,927)	154,890
Selling, general and administrative expenses	—	168,245	24,600	(1,256)	191,589
Research and development expenses	—	14,314	—	—	14,314
Depreciation and amortization	—	333,492	6,339	—	339,831
Total costs and expenses	—	997,097	135,190	(31,464)	1,100,823
Operating income	—	224,485	12,356	—	236,841
Other Income (Expense):
Interest income	160,682	279	1,264	(159,814)	2,411
Interest expense, net of amounts capitalized	(109,413)	(194,202)	(1,009)	159,814	(144,810)
Equity in earnings (losses) of subsidiaries, net	42,533	6,908	—	(49,441)	—
Other, net	15	4,453	(500)	—	3,968
Total other income (expense), net	93,817	(182,562)	(245)	(49,441)	(138,431)
Income (loss) before income taxes	93,817	41,923	12,111	(49,441)	98,410
Income tax benefit (provision), net	(18,571)	891	(4,380)	—	(22,060)
Net income (loss)	75,246	42,814	7,731	(49,441)	76,350
Less: Net income attributable to noncontrolling interests	—	—	1,103	—	1,103
Net income (loss) attributable to HSS	$75,246	$42,814	$6,628	$(49,441)	$75,247
Comprehensive Income (Loss):
Net income (loss)	$75,246	$42,814	$7,731	$(49,441)	$76,350
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2,293)	—	(2,293)
Unrealized losses on AFS securities and other	(2,761)	—	(42)	—	(2,803)
Recognition of previously unrealized losses on AFS securities included in net income (loss)	42	—	—	—	42
Equity in other comprehensive income (loss) of subsidiaries, net	(2,377)	(2,378)	—	4,755	—
Total other comprehensive income (loss), net of tax	(5,096)	(2,378)	(2,335)	4,755	(5,054)
Comprehensive income (loss)	70,150	40,436	5,396	(44,686)	71,296
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,146	—	1,146
Comprehensive income (loss) attributable to HSS	$70,150	$40,436	$4,250	$(44,686)	$70,150

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$93,075	$172,359	$4,098	$(175,451)	$94,081
Adjustments to reconcile net income (loss) to net cash flows from operating activities	58,942	112,751	5,583	175,451	352,727
Net cash flows from operating activities	152,017	285,110	9,681	—	446,808
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(132,741)	—	—	—	(132,741)
Sales and maturities of marketable investment securities	197,899	—	—	—	197,899
Purchases of property and equipment	—	(250,365)	(41,982)	—	(292,347)
Expenditures for externally marketed software	—	(16,905)	—	—	(16,905)
Changes in restricted cash and cash equivalents	(252)	—	(61)	—	(313)
Investment in subsidiary	(29,000)	(29,000)	—	58,000	—
Other, net	—	1,291	—	(1,300)	(9)
Net cash flows from investing activities	35,906	(294,979)	(42,043)	56,700	(244,416)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	29,000	29,000	(58,000)	—
Repayment of Senior Secured Notes and related premium	(113,300)	—	—	—	(113,300)
Repayment of other long-term debt and capital lease obligations	—	(26,755)	(4,823)	—	(31,578)
Advances from affiliates	—	—	3,699	—	3,699
Other, net	40	(5,800)	2,772	1,300	(1,688)
Net cash flows from financing activities	(113,260)	(3,555)	30,648	(56,700)	(142,867)
Effect of exchange rates on cash and cash equivalents	—	—	(6,980)	—	(6,980)
Net increase (decrease) in cash and cash equivalents	74,663	(13,424)	(8,694)	—	52,545
Cash and cash equivalents, at beginning of period	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of period	$217,425	$38,168	$22,509	$—	$278,102

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$75,246	$42,814	$7,731	$(49,441)	$76,350
Adjustments to reconcile net income (loss) to net cash flows from operating activities	231,330	160,259	12,421	49,441	453,451
Net cash flows from operating activities	306,576	203,073	20,152	—	529,801
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(269,215)	—	—	—	(269,215)
Sales and maturities of marketable investment securities	130,997	—	—	—	130,997
Purchases of property and equipment	—	(139,317)	(26,685)	—	(166,002)
Expenditures for externally marketed software	—	(17,401)	—	—	(17,401)
Changes in restricted cash and cash equivalents	(2,661)	—	(27)	—	(2,688)
Investment in subsidiary	(10,601)	—	—	10,601	—
Other, net	(101)	(29)	—	—	(130)
Net cash flows from investing activities	(151,581)	(156,747)	(26,712)	10,601	(324,439)
Cash Flows from Financing Activities:
Proceeds from issuance of Hughes Retail Preferred Tracking Stock, net of offering cost	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(44,903)	(5,001)	—	(49,904)
Other, net	—	(5,295)	4,179	—	(1,116)
Net cash flows from financing activities	10,601	(39,597)	(822)	(10,601)	(40,419)
Effect of exchange rates on cash and cash equivalents	—	—	(348)	—	(348)
Net increase (decrease) in cash and cash equivalents	165,596	6,729	(7,730)	—	164,595
Cash and cash equivalents, at beginning of period	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of period	$263,270	$41,069	$23,965	$—	$328,304

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Nine Months Ended September 30, 2015

•                  Revenue of $1.4 billion

•                  Operating income of $289.3 million

•                  Net income attributable to HSS of $93.1 million

•                  EBITDA of $602.6 million (see reconciliation of this non-GAAP measure in Note 13 to the condensed consolidated financial statements.)

Consolidated Financial Condition as of September 30, 2015

•                  Total assets of $4.74 billion

•                  Total liabilities of $3.24 billion

•                  Total shareholders’ equity of $1.49 billion

•                  Cash, cash equivalents and current marketable investment securities of $612.1 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long term trends continue to be influenced primarily by the subscriber growth in our consumer business.  Additional capacity provided in this business by new satellite launches provides impetus for initial subscriber

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

growth while we manage subscriber growth across our satellite platform.  In March 2013, EchoStar entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America.

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

In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to Hughes Telecomunicaҫões do Brasil Ltda., our subsidiary, fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite service agreement requires us to make prepayments while the satellite is under construction.  We expect the satellite to be placed into service no later than the third quarter of 2016 and will deliver consumer satellite broadband services in Brazil as well as create a platform to potentially allow for further development of our spectrum in Brazil.

In June 2015, EchoStar purchased a noncontrolling equity investment in WorldVu Satellites Limited (“WorldVu”), a low-earth orbit satellite company, and we entered into an agreement with WorldVu to provide certain equipment and services in connection with the ground system for WorldVu’s low-earth orbit satellites.

As of September 30, 2015 and December 31, 2014, our Hughes segment had approximately 1,025,000 and 977,000 broadband subscribers, respectively.  These subscribers include subscriptions with HughesNet services, through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions increased in the third quarter of 2015 compared to the same period in 2014.  However, our average monthly subscriber churn for the third quarter of 2015 also increased as compared to the same period in 2014.  As a result, for the quarter ended September 30, 2015, net subscriber additions of approximately 11,200 were lower than the same period last year primarily reflecting the increase in churn on the increasing base of subscribers.

As of September 30, 2015 and December 31, 2014, our Hughes segment had approximately $1.12 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.  Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  Our EchoStar 105/SES-11 satellite is currently under construction and is anticipated to replace the capacity currently leased on the AMC-15 satellite.  Once launched and placed into operation, we expect the satellite to produce the revenue currently serviced by the AMC-15 satellite as well as additional revenue.  Any factors that interfere with the construction and launch schedule of the EchoStar 105/SES-11 satellite could impact our expected revenue growth.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues,

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom, Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Additionally, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.

As of September 30, 2015 and December 31, 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.47 billion and $1.71 billion, respectively.

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

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the Nine Months
	Ended September 30,		Variance
Statement of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$817,307	$803,843	$13,464	1.7
Services and other revenue - DISH Network	394,937	357,494	37,443	10.5
Equipment revenue - other	154,505	152,078	2,427	1.6
Equipment revenue - DISH Network	6,992	24,249	(17,257)	(71.2)
Total revenue	1,373,741	1,337,664	36,077	2.7
Costs and Expenses:
Cost of sales - services and other	394,327	400,199	(5,872)	(1.5)
% of Total services and other revenue	32.5%	34.5%
Cost of sales - equipment	142,537	154,890	(12,353)	(8.0)
% of Total equipment revenue	88.3%	87.8%
Selling, general and administrative expenses	203,871	191,589	12,282	6.4
% of Total revenue	14.8%	14.3%
Research and development expenses	18,876	14,314	4,562	31.9
% of Total revenue	1.4%	1.1%
Depreciation and amortization	324,797	339,831	(15,034)	(4.4)
Total costs and expenses	1,084,408	1,100,823	(16,415)	(1.5)
Operating income	289,333	236,841	52,492	22.2
Other Income (Expense):
Interest income	3,391	2,411	980	40.6
Interest expense, net of amounts capitalized	(129,559)	(144,810)	15,251	(10.5)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Other, net	(5,520)	3,968	(9,488)	*
Total other expense, net	(136,732)	(138,431)	1,699	(1.2)
Income before income taxes	152,601	98,410	54,191	55.1
Income tax provision, net	(58,520)	(22,060)	(36,460)	*
Net income	94,081	76,350	17,731	23.2
Less: Net income attributable to noncontrolling interests	1,006	1,103	(97)	(8.8)
Net income attributable to HSS	$93,075	$75,247	$17,828	23.7

Other Data:
EBITDA	$602,560	$579,537	$23,023	4.0
Subscribers, end of period	1,025,000	960,000	65,000	6.8

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 45 and 46 under the heading “Explanation of Key Metrics and Other Items.”

Services and other revenue — other.  “Services and other revenue — other” totaled $817.3 million for the nine months ended September 30, 2015, an increase of $13.5 million or 1.7%, compared to the same period in 2014.

Services and other revenue — other from our Hughes segment for the nine months ended September 30, 2015 increased by $20.4 million, or 2.7%, to $769.3 million compared to the same period in 2014.  The increase was primarily attributable to an increase of $41.1 million in sales of broadband services to our domestic consumer markets, partially offset by a decrease of $20.1 million in sales of broadband services to our international customers, primarily due to fluctuating foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the nine months ended September 30, 2015 decreased by $8.5 million, or 14.7%, to $49.7 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in 2015 compared to the same period in 2014.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $394.9 million for the nine months ended September 30, 2015, an increase of $37.4 million or 10.5%, compared to the same period in 2014.

Services and other revenue — DISH Network from our Hughes segment for the nine months ended September 30, 2015 increased by $10.9 million, or 18.5%, to $69.8 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”).

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the nine months ended September 30, 2015 increased by $26.0 million, or 8.7%, to $324.6 million compared to the same period in 2014.  The increase was mainly due to an increase of $29.6 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $2.4 million in services provided to DISH Network on an additional satellite.

Equipment revenue — other.  “Equipment revenue — other” totaled $154.5 million for the nine months ended September 30, 2015, an increase of $2.4 million, or 1.6%, compared to the same period in 2014.  The increase was mainly due to an increase of $4.8 million in sales of broadband equipment to our international customers and domestic sales of mobile satellite systems equipment, partially offset by a decrease of $1.5 million in sales of broadband equipment to our domestic consumer market.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $7.0 million for the nine months ended September 30, 2015, a decrease of $17.3 million, or 71.2%, compared to the same period in 2014.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET.  Sales of broadband equipment to dishNET have been decreasing as a result of lower new gross subscriber activations and as dishNET increases the deployment of refurbished units as opposed to new units purchased from us.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $394.3 million for the nine months ended September 30, 2015, a decrease of $5.9 million, or 1.5%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease in service costs of our broadband services provided to our international customers primarily due to lower in country costs denominated in local currency, a decrease in the cost of sales related to our domestic broadband services due to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform, and a decrease in the cost of sales related to our mobile satellite systems services.  These decreases were partially offset by an increase of $12.0 million in cost of sales of our EchoStar Satellite Services segment related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $142.5 million for the nine months ended September 30, 2015, a decrease of $12.4 million, or 8.0%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET and a decrease in the cost of sales of mobile satellite systems equipment, partially offset by an increase in the cost of sales of broadband equipment to our domestic consumer and enterprise markets.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $203.9 million for the nine months ended September 30, 2015, an increase of $12.3 million or 6.4%, compared to the same period in 2014.  The increase was mainly due to a $5.8 million increase in marketing and promotional expenses primarily in our Hughes segment, a $3.0 million expense related to litigation settlements, and a $2.3 million increase in personnel and other employee-related expenses.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Research and development.  “Research and development expenses” totaled $18.9 million for the nine months ended September 30, 2015, an increase of $4.6 million or 31.9%, compared to the same period in 2014.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $324.8 million for the nine months ended September 30, 2015, a decrease of $15.0 million or 4.4%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease in depreciation expense of $11.0 million relating to the fully depreciated EchoStar VIII satellite as of September 2014, a decrease of $8.3 million in amortization expense from certain of our fully amortized other intangible assets, a decrease in depreciation expense of $5.6 million relating to the fully depreciated EchoStar XII satellite as of December 2014 and a decrease in depreciation expense of $2.6 million relating to the expiration of capital lease for the AMC-15 satellite in the fourth quarter of 2014.  The decreases were partially offset by increases in depreciation of $7.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction and an increase in depreciation expense of $4.8 million on customer rental equipment in our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $129.6 million for the nine months ended September 30, 2015, a decrease of $15.3 million or 10.5%, compared to the same period in 2014.  The decrease was primarily due to higher capitalized interest of $9.1 million related to the construction of EchoStar 105/SES-11 satellites, payments for satellite services on the EUTELSAT 65 West A satellite, and a decrease in interest expense of $5.8 million relating to the partial redemption of the outstanding $1.10 billion principal amount of the HSS’ 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the nine months ended September 30, 2015, which was due to the loss recorded on the partial redemption of the Senior Secured Notes in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Other, net.  “Other, net” totaled $5.5 million in expenses for the nine months ended September 30, 2015 compared to $4.0 million in income for the same period in 2014, a decrease of $9.5 million.  The decrease in expense was primarily related to a loss of $6.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees, an other-than temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio, and an increase of $3.3 million in foreign exchange losses.  The increase in expense was partially offset by a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015 and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization.  EBITDA was $602.6 million for the nine months ended September 30, 2015, an increase of $23.0 million or 4.0%, compared to the same period in 2014.  The increase was primarily due to an increase in operating income, excluding depreciation and amortization of $37.5 million for the nine months ended September 30, 2015 and a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015.  These increases were partially offset by a loss of $6.8 million attributable to FCC regulatory fees, an other-than temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio, and a loss of $5.0 million from partial redemption of the Senior Secured Notes.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$602,560	$579,537	$23,023	4.0
Interest income and expense, net	(126,168)	(142,399)	16,231	(11.4)
Depreciation and amortization	(324,797)	(339,831)	15,034	(4.4)
Net income attributable to noncontrolling interests	1,006	1,103	(97)	(8.8)
Income before income taxes	$152,601	$98,410	$54,191	55.1

Income tax provision, net.  Income tax expense was $58.5 million for the nine months ended September 30, 2015, compared to $22.1 million for the same period in 2014.  Our effective income tax rate was 38.3% for the nine months ended September 30, 2015, compared to 22.4% for the same period in 2014.  The variation in our effective tax rate from the U.S. federal statutory rate for the same period in 2014 was primarily due to research and experimentation tax credits and lower state effective tax rate.

Net income attributable to HSS.  Net income attributable to HSS was $93.1 million for the nine months ended September 30, 2015, an increase of $17.8 million, or 23.7%, compared to the same period in 2014.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization of $52.5 million, an increase in capitalization of interest expense of $9.1 million associated with the construction of the EchoStar 105/SES-11 satellite and payments for satellite services on the EUTELSAT 65 West A satellite, and a decrease in interest expense of $5.8 million relating to the partial redemption of the Senior Secured Notes, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.  These increases were partially offset by an increase in income tax expense of $36.5 million, a loss of $5.0 million from the partial redemption of the Senior Secured Notes, and an other-than temporary impairment loss of $5.9 million on a strategic equity security in our available-for-sale securities portfolio.

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Nine Months Ended September 30, 2015
Total revenue	$1,000,194	$374,287	$(740)	$1,373,741
Capital expenditures	$207,680	$84,667	$—	$292,347
EBITDA	$296,269	$314,177	$(7,886)	$602,560

For the Nine Months Ended September 30, 2014
Total revenue	$984,097	$356,964	$(3,397)	$1,337,664
Capital expenditures	$154,201	$11,801	$—	$166,002
EBITDA	$267,210	$308,573	$3,754	$579,537

Hughes Segment

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$1,000,194	$984,097	$16,097	1.6
Capital expenditures	$207,680	$154,201	$53,479	34.7
EBITDA	$296,269	$267,210	$29,059	10.9

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Revenue

Hughes segment total revenue for the nine months ended September 30, 2015 increased by $16.1 million, or 1.6%, compared to the same period in 2014.  The increase was primarily due to an increase of $54.0 million in revenue related to sales of broadband services to our consumer markets and dishNET.  These increases were partially offset by a decrease in sales of broadband services to our international customers of $20.1 million and a decrease in sales of broadband equipment to dishNET of $17.3 million.

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2015 increased by $53.5 million, or 34.7%, compared to the same period in 2014, primarily as a result of an increase in expenditures on EUTELSAT 65 West A, EchoStar XIX and EchoStar XXI satellite ground infrastructures.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2015 was $296.3 million, an increase of $29.1 million, or 10.9%, compared to the same period in 2014.  The increase was primarily the result of an increase in service revenue of $31.3 million, a decrease in cost of sales — services of $20.0 million and a decrease in cost of sales — equipment of $12.7 million, partially offset by a $15.2 million decrease in equipment revenue, $11.4 million increase in selling, general and administrative expenses, and a $4.6 million increase in research and development expenses.

EchoStar Satellite Services Segment

	For the Nine Months
	Ended September 30,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$374,287	$356,964	$17,323	4.9
Capital expenditures	$84,667	$11,801	$72,866	*
EBITDA	$314,177	$308,573	$5,604	1.8

Revenue

EchoStar Satellite Services segment total revenue for the nine months ended September 30, 2015 increased by $17.3 million, or 4.9%, compared to the same period in 2014, primarily due to a $26.0 million increase in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease in service revenue - other of $8.5 million attributable to a decrease in sales of transponder services.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the nine months ended September 30, 2015 increased by $72.9 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the nine months ended September 30, 2015 was $314.2 million, an increase of $5.6 million, or 1.8%, compared to the same period in 2014.  The increase in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase of $26.0 million in service revenue primarily related to DISH Network as a result of the Satellite and Tracking Stock Transaction, partially offset by an increase in cost of sales — services of $12.0 million related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively, and a decrease in service revenue — other of $8.5 million attributable to a decrease in sales of transponder services.

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

Loss from partial redemption of debt.  “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of the Senior Secured Notes due 2019 representing the redemption premium that the Company paid to the holders of its Senior Secured Notes and the write-off of related unamortized debt issuance costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2015, there were no material changes in our risk factors as previously disclosed.

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

(H)            Filed herewith.

(I)                 Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 6, 2015	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)