Form 10-K
period 2015-12-31
Hughes Satellite Systems Corp
filed 2016-02-24
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2015 was $0.

As of February 16, 2016, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

•                  our ability to implement our strategic initiatives;

•                  our ability to bring advanced technologies to market to keep pace with our customers and competitors;

•                  risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar;

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. — Risk Factors and Item 7. — Management’s Narrative Analysis of Results of Operations of this Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”).

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

•                  EchoStar Satellite Services (“ESS”)— which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 3 to the consolidated financial statements under Part IV, Item 15, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment.

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

WEBSITE ACCESS

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may also be accessed free of charge through the website of our parent company, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.  The address of that website is http://www.echostar.com.

Item 1A.      RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition, results of operation, prospects or ability to invest capital in our business could be materially and adversely affected.

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of broadband equipment and services, provision of satellite services and digital broadcast services, and/or other products or services to DISH Network would significantly reduce our revenue and materially adversely impact our results of operations.

DISH Network accounted for 28.8%, 28.8% and 23.4% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  Our EchoStar Satellite Services segment provides satellite services to DISH Network and DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  Any material reduction in or termination of  our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a material adverse effect on our business, results of operations, and financial position.

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

Furthermore, if we lose DISH Network as a customer, it may be difficult for us to replace, in whole or in part, our historical revenue from DISH Network because there are a relatively small number of potential customers for our products and services, and we have had limited success in attracting such potential new customers in the past.  Historically, many potential customers of our EchoStar Satellite Services segment have perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential new customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared services).  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

Our strategic initiatives may not be successfully implemented, may not elicit the expected customer response in the market and may result in competitive reactions.

The successful implementation of our strategic initiatives requires an investment of time, talent and money and is dependent upon a number of factors some of which are not within our control.  Those factors include the ability to execute such initiatives in the market, the response of existing and potential new customers, and the actions or reactions of competitors.  We may allocate significant resources for long-term initiatives that may not have a short or medium term or any positive impact on our revenue, results of operations, or cash flow.  If we fail to properly execute or deliver products or services that address customers’ expectations, it may have an adverse effect on our ability to retain and attract customers and may increase our costs and reduce our revenue.  Similarly, competitive actions or reactions to our initiatives or advancements in technology or competitive products or services could impair our ability to execute those strategic initiatives or advancements.  In addition, new strategic initiatives may face barriers to entering existing markets with established competitors.  There can be no assurance that we will successfully implement these strategic initiatives or that, if successfully pursued, they will have the desired effect on our business or results of operations.

We could face decreased demand and increased pricing pressure to our products and services due to competition.

Our business operates in an intensely competitive, consumer driven and rapidly changing environment and competes with a growing number of companies that provide products and services to consumers.  Risks to our business from competition include, but are not limited to, the following:

•                  Our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat S.A., SES S.A., Telesat Canada, and Eutelsat Communications S.A.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance.  Our EchoStar Satellite Services segment also competes with both fiber optic cable and terrestrial delivery systems which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed and with new delivery systems being developed, which may have lower latency and other advantages.

•                  In our consumer market, we face competition primarily from digital subscriber line (“DSL”), fiber and cable internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  We may be unsuccessful in competing effectively against DSL, fiber and cable internet service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

•                  In our enterprise network communications market, we face competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  Although we also sell terrestrial services to this market, we may not be as cost competitive and it may become more difficult for us to compete.  The network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.  As the prices of our products decrease, we will need to sell more products and/ or reduce the per-unit costs to improve or maintain our results of operations. The costs of a satellite network may exceed those of a terrestrial-based network or other networks, especially in areas that have experienced significant DSL and cable internet build-out.  It may become more difficult for us to compete with terrestrial and other providers as the number of these areas increases and the cost of their network and hardware services declines.  Terrestrial networks also have a competitive edge because of lower latency for data transmission.

We may have available satellite capacity in our EchoStar Satellite Services segment, and our results of operations may be materially adversely affected if we are not able to lease this capacity to third parties, including DISH Network.

We have available satellite capacity in our EchoStar Satellite Services segment.  While we are currently evaluating various opportunities to make profitable use of our available satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), there can be no assurance that we can successfully develop these business opportunities.  If we are unable to lease our available satellite capacity to third parties, including DISH Network, our margins could be negatively impacted, and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America, including within our own fleet of satellites.  In addition, the fixed satellite service (“FSS”) industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers, our business and results of operations could be adversely affected.

We are dependent upon third-party providers for components, manufacturing, installation services, and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•                  Components.  A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products.  These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply.  If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis.  In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.  Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our reliance on subcontractors, involves several risks.  These risks include a potential inability to obtain an adequate supply of required components, reduced control over pricing, quality, and timely delivery of these components, and the potential bankruptcy, lack of liquidity or operational failure of our suppliers.  We do not generally maintain long-term agreements with any of our suppliers or subcontractors for our products.  An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage our relationships with current and prospective customers and harm our business, resulting in a loss of market share, and reduced revenue and income.

•                  Commodity Price Risk.  Fluctuations in pricing of raw materials can affect our product costs.  To the extent that component pricing does not decline or increases, whether due to inflation, increased demand, decreased supply or other factors, we may not be able to pass on the impact of increasing raw materials prices, component prices or labor and other costs, to our customers, and we may not be able to operate profitably.  Such changes could have an adverse impact on our product costs.

•                  Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships and revenue may be harmed.

•                 Installation and customer support services.  Some of our products and services, such as our North American and international operations, utilize a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by offshore call centers.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for approximately 17.4%, 18.7% and 20.5% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  Collectively, we expect our foreign operations to represent a significant portion of our business.  Over the last 10 years, we have sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

•                  Restrictions on space station landing/terrestrial rights.  Satellite market access and landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments, including, but not limited to obtaining national authorizations or approvals and meeting other regulatory, coordination and registration requirements for satellites.  Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines or other financial and non-financial penalties for non-compliance with regulations.  If that were to be the case, we could be subject to sanctions and/or other actions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations, and the failure to obtain or comply with the authorizations and regulations governing our international operations could have a material adverse effect on our ability to generate revenue and our overall competitive position.

•                  Financial and legal constraints and obligations.  Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the burden of creating and maintaining additional entities, branches, facilities and/or staffing in foreign jurisdictions; and (c) legal regulations requiring that we make certain satellite capacity available for “free,” which may impact our revenue.  In addition, if we need to pursue legal remedies against our customers or our business partners located outside of the U.S., it may be difficult for us to enforce our rights against them.

•                  Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control laws and regulations of the U.S. and other countries.  U.S. laws and regulations applicable to us include the Arms Export Control Act, ITAR, EAR and the trade sanctions laws and regulations administered by OFAC.  The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR.  Other items are controlled for export by the DDTC under ITAR.  We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

•                  Changes in exchange rates between foreign currencies and the U.S. dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our applicable results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.  These fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned on international sales.

•                  Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war.  As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, acts of terrorism, labor or political disturbances or conflicts of various sizes, including wars.  Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

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

We may experience loss from some of our customer contracts.

We provide access to our telecommunications networks to customers that use a variety of platforms such as satellite, wireless 3G and 4G, cable, fiber optic and DSL.  These customer contracts may require us to provide services at a fixed price for the term of the contract.  To facilitate the provision of this access, we may enter into contracts with terrestrial platform providers.  Our agreements with these subcontractors may allow for prices to be changed during the term of the contracts.  We assume greater financial risk on these customer contracts than on other types of contracts because if we do not estimate costs accurately and there is an increase in our subcontractors’ prices, our net profit may be significantly reduced or there may be a loss on the contracts.

We may experience significant financial losses on our existing investments.

We have entered into certain strategic transactions and investments.  These investments involve a high degree of risk and could diminish our financial condition or our ability to invest capital in our business.  The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have invested increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them.  In addition, the companies in which we invest or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies.  These investments could also expose us to significant financial losses and may restrict our ability to make other investments or limit alternative uses of our capital resources.  If our investments suffer losses, our financial condition could be materially adversely affected.

We may pursue acquisitions and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

•                  the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•                  the ability and capacity of our management team to carry out all of our business plans, including with respect to our existing businesses and any businesses we acquire or embark on in the future;

•                  possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;

•                  exposure to significant financial losses if the transactions and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction;

•                  the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments; the risks associated with complying with regulations applicable to the acquired business which may cause us to incur substantial expenses;

•                  the inability to realize anticipated benefits or synergies from an acquisition; and

•                  the disruption of relationships with employees, vendors or customers.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any capital expenditures that we otherwise may have made.

We may not be able to generate cash to meet our debt service needs or fund our operations.

We have outstanding $990.0 million of senior secured notes (the “Secured Notes”) and $900.0 million of senior unsecured notes (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), which are due in 2019 and 2021, respectively.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.   We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs.  If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We may not be able to implement any of these actions on satisfactory terms, or at all.  The indentures governing the Notes also limit our ability to dispose of assets and use the proceeds from such dispositions.  Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.

In addition, conditions in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all. Instability or other conditions in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions.  We cannot predict with any certainty whether or not we will be impacted by economic conditions.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on our business, financial condition, results of operations or prospects.  If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the Notes under that indenture may declare all such Notes to be immediately due and payable and, in the case of the indenture governing the Secured Notes, could proceed against the collateral that secures the Secured Notes.  We and certain of our subsidiaries have pledged a significant portion of our assets as collateral under the indenture governing the Secured Notes.  If we do not have enough cash to service our debt or fund other liquidity needs, we may be required to take actions such as requesting a waiver from the holders of the Notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital.  We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all, which could result in the trustee declaring the Notes to be immediately due and payable and/ or foreclosing on the collateral.

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or of the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although most of our key executives have agreements limiting their ability to work for or consult with competitors, under certain circumstances, we generally do not have employment agreements with them.  To the extent Mr. Ergen or other officers are performing services to both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

Pursuant to the terms of our preferred tracking stock and related agreements and policies, we could be required to use assets attributed to one group to pay liabilities attributed to the other group.

Even though we attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the HSSC Group or the Hughes Retail Group (see Note 3 in the notes to consolidated financial statements in Item 15 of this report for definitions and a further discussion of the preferred tracking stock, the HSSC Group and the Hughes Retail Group) and prepare separate attributed financial information for the Hughes Retail Group, we retain legal title to all of our assets and our capitalization will not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in our financial statements and such attributed financial information.  As such, the assets attributed to one group are potentially subject to the liabilities attributed to the other group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. Although the policy statement (the “Policy Statement”) regarding the relationships between the HSSC Group and the Hughes Retail Group with respect to matters such as the attribution and allocation of costs, tax liabilities and benefits, attribution of assets, corporate opportunities and similar items generally requires that all changes in the attribution of assets from one group to the other group will be made on a fair value basis as determined in accordance with certain guiding principles, these policies and our articles of incorporation generally do not prevent us from satisfying liabilities of one group with assets of the other group, and our creditors are not limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenue as well as our relationships with current customers and our ability to attract new customers.  In particular, future anomalies may result in the loss of individual transponders/beams on a satellite, a group of transponders/beams on that satellite or the entire satellite, depending on the nature of the anomaly.  Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity.

The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.  There can be no assurance that existing and future anomalies will not further impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

We generally do not carry in-orbit insurance on any of our satellites and often do not use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance is uneconomical relative to the risk of such failures.  If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter or longer than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion.

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

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay and failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our operations and our revenue and our ability to provide services to customers as capacity becomes full on existing satellites.  In addition, significant delays could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Recent ongoing political events, including the imposition of sanctions, have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we have not always carried launch insurance for the launch of our satellites; if a launch failure were to occur, it could have a material adverse effect on our ability to fund future satellite procurement and launch opportunities, preclude us from pursuing new business opportunities and undermine our ability to implement our business strategy.  In addition, the occurrence of launch failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

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

The FCC and other regulators have adopted rules or may adopt rules in the future that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as direct broadcast satellite (“DBS”) and FSS. The FCC has also authorized the use of multichannel video and data distribution service (“MVDDS”) in the DBS band. Several MVDDS systems are now being commercially deployed. Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral (“SS/L”) and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services, Space Exploration and Sea Launch Company.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of such employees is intense.  Although we strive to attract, retain and motivate these employees, we may not succeed in these respects.

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

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our business, financial condition, results of operations or prospects.  Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.

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

We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe.  In addition, patent applications in the U.S. and foreign countries are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first) and, accordingly, our products may infringe claims contained in pending patent applications of which we are not aware.  Further, the process of determining definitively whether a patent claim is valid and whether a particular product infringes a valid patent claim often involves expensive and protracted litigation, even if we are ultimately successful on the merits.  We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement cases can be substantial, and in certain circumstances, can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending multiple patent infringement actions and may assert our own actions against parties we suspect of infringing our patents and trademarks.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid, or that our products and services do not infringe on these rights.  We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.  The legal costs associated with defending patent suits and pursuing patent claims against others may be borne by us if we are not awarded reimbursement through the legal process.  See further discussion under Item 3. — Legal Proceedings of this Annual Report on Form 10-K.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We may become involved in lawsuits, regulatory inquiries, consumer claims and governmental and other legal proceedings arising from of our business, including new products and services that we may offer. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments, settlements or liabilities, any of which could require substantial payments or have other adverse impacts on our revenue, results of operations or cash flow.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business and damage our reputation, which could have a material adverse effect on our financial condition and operating results.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  Security breaches, attacks, unauthorized access and other malicious activities have significantly increased in recent years, and some of them have involved sophisticated and highly targeted attacks on computer networks.  Our networks, systems and technologies and those of our third-party service providers and our customers may also be vulnerable to such security breaches, attacks, malicious activities and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, unscheduled downtime, falsification and accidental or intentional release or loss of information maintained on our and our third party service providers’ information technology systems and networks, including but not limited to customer, personnel and vendor data.  If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations.  We may also be required to expend significant resources to protect against these threats or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have implemented and intend to continue to implement generally recognized security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.  In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  A security breach or attack could impact our ability to expand or upgrade our technology infrastructure which could have adverse consequences, including the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures.  For example, our products may contain software “bugs” that can unexpectedly interfere with their operation.  Defects may also occur in components and products that we purchase from third parties.  In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards.  Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements.  There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell.  The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders and lost revenue; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) the issuance of credits to customers and other losses to us, our customers or end-users; (vii) liability for harm to persons and property caused by defects in or failures of our products or services; and (viii) harm to our reputation if we fail to detect or effectively address such issues through design, testing or warranty repairs.  Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and materially adversely affect our revenue and profitability.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the ITU.  For instance, under its Spectrum Frontiers proceeding, the FCC is considering enabling the use of one of our frequency bands, the Ka-band, on a shared basis with 5G services, which could have a material adverse effect on our operations.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time.  Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our satellite licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  There can be no assurance that the FCC or other regulators will continue granting applications for new licenses or for the renewal of existing ones.  If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, the legislative and executive branches of the U.S. government and foreign governments often consider legislation and regulatory requirements that could affect us, as could the actions that the FCC and foreign regulatory bodies take.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Because our customer contracts often include both telecommunications services, which create obligations to contribute to the Universal Service Fund (“USF”), and other goods and services, which do not, it can be difficult to determine what portion of our revenue forms the basis for our required contribution to the USF and the amount that we can recover from our customers.  If the FCC, which oversees the USF, or a court or other governmental entity were to determine that we computed our USF contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties.  In addition, the FCC is considering substantial changes to its USF contribution and distribution rules.  These changes could impact our future contribution obligations and those of third parties that provide communication services to our business.  Any such change to the USF contribution rules could adversely affect our costs of providing service to our customers.  In addition, changes to the USF distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

OTHER RISKS

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 30.2% of EchoStar’s total equity securities (assuming conversion of only the Class B common stock held by Mr. Ergen into Class A common stock) and possesses approximately 51.6% of the total voting power of all classes of shares (assuming no conversion of the Class B common stock and no conversion of the preferred tracking stock).  Mr. Ergen’s beneficial ownership of EchoStar excludes 1,640 shares of EchoStar’s Class A common stock and 20,883,001 shares of its Class A common stock issuable upon conversion of shares of its Class B common stock, in each case, currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 22.4% of EchoStar’s total equity securities (assuming conversion of only the Class B common stock held by such trusts into Class A common stock) and possess approximately 39.9% of EchoStar’s total voting power (assuming no conversion of the Class B common stock).  Thus, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of its stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and, therefore, is not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•                  Cross directorships and stock ownership.  We have certain overlap in our directors and Chairman position with DISH Network, which may lead to conflicting interests.  EchoStar’s board of directors includes persons who are members of the board of directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of and is employed by both companies.  Our Chairman and the members of EchoStar’s board of directors who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of EchoStar’s directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off (as defined in Note 13 in the notes to consolidated financial statements in Item 15 of this report), including Mr. Ergen.  Furthermore, DISH Network holds shares of preferred tracking stock of EchoStar and us that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•                  Intercompany agreements with DISH Network.  EchoStar entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides EchoStar and us certain professional services, for which EchoStar pays DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and its responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  EchoStar also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar.  In addition, DISH Network or its affiliates will continue to enter into transactions with EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

•                  Competition for business opportunities.  DISH Network retains its interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  In addition, pursuant to a distribution agreement, DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes segment’s satellite broadband internet service under the dishNET brand which could compete with sales by our Hughes segment.  DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. We do not have any agreements with DISH Network that would prevent us from competing with each other.  However, many of our potential customers who compete with DISH Network have historically perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership, certain shared management services and other arrangements with DISH Network).

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

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders, because of our capital structure.

Certain provisions of our articles of incorporation and bylaws, such as a provision that authorizes the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt, may discourage delay or prevent a change in control of our company that a shareholder may consider favorable. In addition, our parent, EchoStar holds all of our issued and outstanding shares of common stock, which results in EchoStar having the power to elect all of our directors and control shareholder decision on all matters.

The preferred tracking stock in our capital structure may create conflicts of interest for our board of directors and management, and our board of directors may make decisions that could adversely affect only one group of holders.

Our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Colorado law requires that our board of directors and officers act in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances and in a manner they reasonably believe to be in the best interest of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of shareholders.  Decisions deemed to be in the interest of our company may not always align with the best interest of a particular group of our shareholders when considered independently.  Examples include, but are not limited to:

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

In addition, as our preferred tracking stock is currently held by DISH Network, questions relating to conflicts of interest may also arise between DISH Network and us due to EchoStar and DISH Network’s common ownership and Chairman.

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

Our board of directors has adopted the Policy Statement. Our board of directors may at any time change or make exceptions to the Policy Statement with only the consent of holders of a majority of the outstanding shares of our preferred tracking stock.  Because these policies relate to matters concerning the day-to-day management of our company as opposed to significant corporate actions, such as a merger involving the Company or a sale of substantially all of our assets, no approval from our common shareholders is required with respect to the changes or exceptions to these policies.  A decision to change, or make exceptions to the Policy Statement or adopt additional policies could disadvantage one group of shareholders while advantaging another.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”), EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Other”) as of December 31, 2015.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (4)	Segment(s) Using Property	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Germantown
American Fork, Utah	Hughes	Leased	Office space and engineering offices
Barueri, Brazil (1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices
Griesheim, Germany (1) (5)	Hughes	Leased	Office space, shared hub, operations, warehouse
Bangalore, India (2)	Hughes	Leased	Office space
Gurgaon, India (1)(2)	Hughes	Leased	Subsidiary’s corporate headquarters, shared hub, operations, development center and warehouse
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Mexico City, Mexico	Hughes	Leased	Sales office, gateways
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering lab, network operations and shared hubs
Gilbert, Arizona (1)(3)	ESS	Leased	Digital broadcast operations center
Black Hawk, South Dakota (1)(3)	ESS	Leased	Spacecraft autotrack operations center
Cheyenne, Wyoming (1)(3)	ESS	Leased	Digital broadcast operations center
Mustang Ridge, Texas (1)(3)	ESS	Owned	Micro digital broadcast center
Englewood, Colorado (3)	Hughes/ ESS/Other	Owned	Corporate headquarters, gateways

(1)	We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.
(2)	These properties are used by subsidiaries that are less than wholly-owned by the Company.
(3)	These properties are owned by EchoStar Corporation or its subsidiaries.
(4)

In addition to the above properties, we have multiple gateways throughout the Western part of the U.S. that support the SPACEWAY 3, EchoStar XVII and EchoStar XIX satellites, as well as multiple regional broadcast operations centers.

(5)	We purchased this property in January 2016.

Item 3.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 13 in the notes to consolidated financial statements in Item 15 of this report.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 16, 2016, all of our 1,000 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. On December 20, 2013, we amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock. As of February 16, 2016, 81.128 shares of our preferred stock were issued and outstanding.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  Payment of any future dividends will depend upon our earnings and capital requirements, contractual restrictions, and other factors the board of directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion.  Our ability to declare dividends is affected by covenants in our indentures.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2015

•                  Revenue of $1.84 billion

•                  Operating income of $383.0 million

•                  Net income attributable to HSS of $137.4 million

•                  EBITDA of $804.6 million (see reconciliation of this non-GAAP measure in Note 14 to the consolidated financial statements in Item 15 of this report)

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Consolidated Financial Condition as of December 31, 2015

•                  Total assets of $4.60 billion

•                  Total liabilities of $3.06 billion

•                  Total stockholders’ equity of $1.54 billion

•                  Cash, cash equivalents and current marketable investment securities of $636.3 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering, primarily drive the revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long-term trends continue to be influenced primarily by the subscriber growth in our consumer business.

New satellite launches are expected to provide additional capacity for subscriber growth while we manage subscriber growth across our existing satellite platform.  In March 2013, EchoStar entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite is a next-generation, high throughput geostationary satellite that will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to the consumer market in North America, as well as new capacity covering Mexico and other Latin American countries.

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

We continue our efforts in growing our consumer satellite services business outside of the U.S.  In April 2014, we entered into a satellite services agreement, pursuant to which Eutelsat do Brasil will provide to us fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. We expect the satellite to launch in the first quarter of 2016 and to begin delivering consumer satellite broadband services in Brazil in the second half of 2016.  In addition, in September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term.  We expect the satellite to be launched in the second quarter of 2018 to deliver consumer satellite broadband services into South America as well as create a platform to potentially allow for further development of our business in South America.

In June 2015, EchoStar purchased an equity investment in WorldVu Satellites Limited (“OneWeb”), a low-earth orbit satellite company, and we entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground system for OneWeb’s low-earth orbit satellites.

As of December 31, 2015, 2014 and 2013, our Hughes segment had approximately 1,035,000, 977,000 and 860,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased for the year ended December 31, 2015 compared to the same period in 2014 and our average monthly subscriber churn for the year ended December 31, 2015 increased as compared to the same period in 2014.  As a result, for the year ended December 31, 2015, net subscriber additions of approximately 56,000 were lower than for the year ended December 31, 2014 primarily due to satellite beams servicing certain areas reaching capacity and the increase in churn on the larger base of subscribers. Subscriber additions excludes small/medium enterprise service channels.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

As of December 31, 2015 and 2014, our Hughes segment had approximately $1.44 billion and $1.26 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.  The increase in contracted revenue backlog is primarily due to an increase in customer contracts from our international markets as a result of future commitments to provide satellite services and gateway and network management services on the EchoStar XIX satellite. Of the total contracted revenue backlog as of December 31, 2015, we expect to recognize approximately $402.1 million of revenue in 2016.

EchoStar Satellite Services Segment

Our EchoStar Satellite Services segment operates its business using its owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation (“DISH Network”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our EchoStar Satellite Services segment, and we expect that DISH Network will continue to be the primary source of revenue for our EchoStar Satellite Services segment.  Therefore, the results of operations of our EchoStar Satellite Services segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking and control services to third parties.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite.  Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis.

Revenue growth in our EchoStar Satellite Services segment is a function of available satellite capacity to sell.  Our EchoStar 105/SES-11 satellite is currently under construction and will replace the capacity currently leased on the AMC-15 satellite.  Once launched, which is expected in the fourth quarter of 2016, and placed into operation, we expect revenue from the satellite to exceed the revenue currently serviced by the AMC-15 satellite.  Any factors that interfere with the construction and launch schedule of the EchoStar 105/SES-11 satellite could impact our expected revenue.  In addition, any disruption in planned renewals of our service arrangements could impact customer commitments and have an impact on our revenue and financial performance.  Technical issues, regulatory and licensing issues, manufacturer performance/stability and availability of capital to continue to fund our programs also are factors in achieving our business plans for this segment.

As of December 31, 2015 and 2014, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.41 billion and $1.71 billion, respectively.  The decrease is primarily driven by the fixed-term nature of the satellite services agreements with DISH Network.  Of the total contracted revenue backlog as of December 31, 2015, we expect to recognize approximately $373.2 million of revenue in 2016.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce.  In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, low-earth orbit networks, balloons, and High Altitude Platform Systems (“HAPS”) will likely play significant roles in enabling global broadband access, networks and services.  We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers.  We may allocate significant resources for long-term initiatives that may not have a short or medium term or any positive impact on our revenue, results of operations or cash flow.

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years
	Ended December 31,		Variance
Statement of Operations Data (1)	2015	2014	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$1,095,249	$1,077,101	$18,148	1.7
Services and other revenue - DISH Network	518,853	487,985	30,868	6.3
Equipment revenue - other	212,278	210,948	1,330	0.6
Equipment revenue - DISH Network	10,752	31,943	(21,191)	(66.3)
Total revenue	1,837,132	1,807,977	29,155	1.6
Costs and Expenses:
Cost of sales - services and other	525,471	535,918	(10,447)	(1.9)
% of Total services and other revenue	32.6%	34.2%
Cost of sales - equipment	195,537	209,022	(13,485)	(6.5)
% of Total equipment revenue	87.7%	86.1%
Selling, general and administrative expenses	276,616	264,610	12,006	4.5
% of Total revenue	15.1%	14.6%
Research and development expenses	26,377	20,192	6,185	30.6
% of Total revenue	1.4%	1.1%
Depreciation and amortization	430,127	452,138	(22,011)	(4.9)
Total costs and expenses	1,454,128	1,481,880	(27,752)	(1.9)
Operating income	383,004	326,097	56,907	17.5
Other Income (Expense):
Interest income	4,416	3,234	1,182	36.5
Interest expense, net of amounts capitalized	(169,150)	(191,258)	22,108	(11.6)
Loss from partial redemption of debt	(5,044)	—	(5,044)	*
Gains (losses) and impairment on marketable investment securities, net	(12,602)	(32)	(12,570)	*
Other, net	10,724	4,636	6,088	*
Total other expense, net	(171,656)	(183,420)	11,764	(6.4)
Income before income taxes	211,348	142,677	68,671	48.1
Income tax provision, net	(72,364)	(40,095)	(32,269)	80.5
Net income	138,984	102,582	36,402	35.5
Less: Net income attributable to noncontrolling interests	1,617	1,389	228	16.4
Net income attributable to HSS	$137,367	$101,193	$36,174	35.7

Other Data:
EBITDA	$804,592	$781,450	$23,142	3.0
Subscribers, end of period	1,035,000	977,000	58,000	5.9

* Percentage is not meaningful.

(1) An explanation of our key metrics is included on pages 28 and 29 under the heading “Explanation of Key Metrics and Other Items.”

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Services and other revenue — other.  “Services and other revenue — other” totaled $1.10 billion for the year ended December 31, 2015, an increase of $18.1 million, or 1.7%, compared to the same period in 2014.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2015 increased by $26.2 million, or 2.6%, to $1.03 billion compared to the same period in 2014.  The increase was primarily attributable to an increase of $54.2 million in sales of broadband services to our domestic consumer markets, partially offset by a decrease of $24.7 million of broadband services to our international customers, primarily due to weakening foreign exchange rates in certain markets.

Services and other revenue — other from our EchoStar Satellite Services segment for the year ended December 31, 2015 decreased by $10.0 million, or 13.0%, to $67.1 million compared to the same period in 2014.  The decrease was primarily attributable to a decrease in sales of transponder services in 2015 compared to the same period in 2014 due to a decrease in transponders available for sale.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $518.9 million for the year ended December 31, 2015, an increase of $30.9 million, or 6.3%, compared to the same period in 2014.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2015 increased by $13.7 million, or 16.9%, to $94.4 million compared to the same period in 2014.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”).

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the year ended December 31, 2015 increased by $16.2 million, or 4.0%, to $423.5 million compared to the same period in 2014.  The increase was mainly due to an increase of $26.9 million in revenue recognized from certain satellite services provided to DISH Network for the five satellites transferred to us from DISH Network as part of the Satellite and Tracking Stock Transaction.  See Note 3 in the notes to consolidated financial statements in Item 15 of this report for further discussion related to the Satellite and Tracking Stock Transaction.  The increase was partially offset by a decrease of $9.0 million in services provided to DISH Network on the EchoStar VIII and EchoStar XII satellites.

Equipment revenue — other.  “Equipment revenue — other” totaled $212.3 million for the year ended December 31, 2015, an increase of $1.3 million, or 0.6%, compared to the same period in 2014.  The increase was mainly due to an increase of $5.8 million in sales of broadband equipment to our international customers and domestic enterprise market, partially offset by a decrease of $5.5 million in sales of broadband equipment to our domestic consumer market and government projects.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $10.8 million for the year ended December 31, 2015, a decrease of $21.2 million, or 66.3%, compared to the same period in 2014.  The decrease was primarily due to the decrease in the volume of unit sales of broadband equipment to dishNET.  Sales of broadband equipment to dishNET have been decreasing as a result of  a decrease in the unit sales of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $525.5 million for the year ended December 31, 2015, a decrease of $10.4 million, or 1.9%, compared to the same period in 2014.  The decrease in our Hughes segment was primarily attributable to a decrease of $19.2 million in service costs of our broadband services provided to our international customers primarily due to lower in-country costs denominated in local currency and a decrease of $3.7 million in the cost of sales related to our domestic broadband services due to the decrease of third party space segment costs as customers either terminated services or migrated to our platform.  These decreases were partially offset by an increase of $13.5 million in cost of sales of our EchoStar Satellite Services segment primarily related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $195.5 million for the year ended December 31, 2015, a decrease of $13.5 million, or 6.5%, compared to the same period in 2014.  The decrease was primarily

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

attributable to a decrease in equipment costs related to the decrease in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET, partially offset by an increase in the cost of sales of broadband equipment to our domestic enterprise market.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $276.6 million for the year ended December 31, 2015, an increase of $12.0 million, or 4.5%, compared to the same period in 2014.  The increase was mainly due to a $4.7 million increase in marketing and promotional expenses primarily in our Hughes segment, a $3.0 million expense related to other general and administrative expenses, and a $2.5 million increase in other personnel expenses.

Research and development expenses.  “Research and development expenses” totaled $26.4 million for the year ended December 31, 2015, an increase of $6.2 million, or 30.6%, compared to the same period in 2014.  The increase was primarily related to an increase in research and development expense of $6.2 million in our Hughes segment.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $430.1 million for the year ended December 31, 2015, a decrease of $22.0 million, or 4.9%, compared to the same period in 2014.  The decrease was primarily attributable to a decrease in depreciation expense of $18.5 million relating to the fully depreciated EchoStar VIII and EchoStar XII satellites, a decrease of $10.4 million in amortization expense from certain of our fully amortized other intangible assets, and a decrease in depreciation expense of $3.5 million relating to the expiration of the capital lease for the AMC-15 satellite in December 2014.  The decreases were partially offset by increases in depreciation of $7.9 million from our EchoStar Satellite Services segment, primarily due to the depreciation of the five satellites we received from DISH Network as part of the Satellite and Tracking Stock Transaction.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $169.2 million for the year ended December 31, 2015, a decrease of $22.1 million, or 11.6%, compared to the same period in 2014.  The decrease was primarily due to higher capitalized interest of $13.7 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar 105/SES-11 and EUTELSAT 65 West A satellites, and a decrease in interest expense of $7.7 million relating to the partial redemption of $110.0 million of the outstanding principal amount of our 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled $5.0 million for the year ended December 31, 2015, which was due to the loss recorded on the partial redemption of the Senior Secured Notes in the second quarter of 2015.  The $5.0 million loss from the partial redemption of the Senior Secured Notes included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $12.6 million in losses for the year ended December 31, 2015, an increase in loss of $12.6 million compared to the same period in 2014.  The increase in loss was primarily due to an increase of $6.4 million in unrealized holding losses on our trading securities and an other than temporary impairment loss of $6.1 million on a strategic equity security in our available-for-sale securities portfolio.

Other, net.  “Other, net” totaled $10.7 million in income for the year ended December 31, 2015 compared to $4.6 million in income for the same period in 2014, an increase of $6.1 million.  The increase in income was primarily related to a $4.8 million gain on an instrument related to our trading securities, a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015 and a $3.4 million increase in equity in earnings of unconsolidated affiliate in 2015.  These increases were offset partially by a loss of $6.8 million attributable to Federal Communications Commission (“FCC”) regulatory fees.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).   EBITDA was $804.6 million for the year ended December 31, 2015, an increase of $23.1 million, or 3.0%, compared to the same period in 2014.   Gross margin, which we define as total revenue less total cost of sales, increased by $53.1 million.  There was also a $4.8 million gain on an instrument related to our trading securities, as well as a $4.5 million reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites in the first quarter of 2015.  These increases in EBITDA were partially offset by increases in Selling, general and administrative expenses of $12.0  million and in R&D expenses of $6.2 million, a loss of $6.8 million attributable to FCC regulatory fees, an other-than-temporary impairment loss of $6.1 million on a certain strategic equity security and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.   EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

	For the Years
	Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
EBITDA	$804,592	$781,450	$23,142	3.0
Interest income and expense, net	(164,734)	(188,024)	23,290	(12.4)
Depreciation and amortization	(430,127)	(452,138)	22,011	(4.9)
Net income attributable to noncontrolling interests	1,617	1,389	228	16.4
Income before income taxes	$211,348	$142,677	$68,671	48.1

Income tax provision, net.  Income tax expense was $72.4 million for the year ended December 31, 2015, compared to $40.1 million for the same period in 2014.  Our effective income tax rate was 34.2% for the year ended December 31, 2015, compared to 28.1% for the same period in 2014.  The variation in our current year effective tax rate from the U.S. federal statutory rate was primarily due to research and experimentation tax credits.  The variation in our effective tax rate from the U.S. federal statutory rate for the same period in 2014 was primarily due to research and experimentation tax credits and lower state effective tax rate.

Net income attributable to HSS.  Net income attributable to HSS was $137.4 million for the year ended December 31, 2015, an increase of $36.2 million, or 35.7%, compared to the same period in 2014.  The increase was primarily attributable to an increase in operating income, including depreciation and amortization, of $56.9 million, and a decrease in interest expense of $22.1 million due to an increase in capitalization of interest expense associated with the construction of the EchoStar XIX, EchoStar XXI, EchoStar 105/SES-11 and EUTELSAT 65 West A satellites, and a decrease in interest expense relating to the partial redemption of the Senior Secured Notes, the expiration of capital leases for the AMC-15 and AMC-16 satellites, and interest expense relating to two of our satellites that are accounted for as capital leases.  These increases were partially offset by an increase in income tax expense of $32.3 million, and other-than temporary impairment loss of $6.1 million on a strategic equity security, offset partially by a $4.8 million gain on an instrument related to our trading securities, and a loss of $5.0 million from the partial redemption of the Senior Secured Notes.

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

		EchoStar	All
		Satellite	Other and	Consolidated
For the Years Ended December 31, 2015	Hughes	Services	Eliminations	Total
	(In thousands)
Total revenue	$1,347,340	$490,591	$(799)	$1,837,132
Capital expenditures	$285,499	$101,215	$—	$386,714
EBITDA	$396,684	$412,607	$(4,699)	$804,592

For the Years Ended December 31, 2014
Total revenue	$1,327,718	$484,455	$(4,196)	$1,807,977
Capital expenditures	$218,607	$28,734	$—	$247,341
EBITDA	$356,871	$419,442	$5,137	$781,450

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

Hughes Segment

	For the Years
	Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$1,347,340	$1,327,718	$19,622	1.5
Capital expenditures	$285,499	$218,607	$66,892	30.6
EBITDA	$396,684	$356,871	$39,813	11.2

Revenue

Hughes segment total revenue for the year ended December 31, 2015 increased by $19.6 million, or 1.5%, compared to the same period in 2014.  The increase was primarily due to an increase of $70.5 million in revenue related to sales of broadband services to our consumer markets and dishNET.  These increases were partially offset by a decrease of $24.7 million of broadband services to our international customers primarily due to weakening foreign exchange rates in certain markets and a decrease of $21.2 million in sales of broadband equipment to dishNET.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2015 increased by $66.9 million, or 30.6%, compared to the same period in 2014, primarily as a result of an increase in expenditures on satellite ground infrastructures and the EUTELSAT 65 West A satellite.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2015 was $396.7 million, an increase of $39.8 million, or 11.2%, compared to the same period in 2014.  The increase was primarily driven by an increase of $66.6 million in gross margin primarily related to an increase in sales of broadband services to our consumer market and dishNET, offset partially by a decrease in broadband services to our international market, $11.3 million increase in selling, general and administrative expenses, and a $6.2 million increase in research and development expenses.

EchoStar Satellite Services Segment

	For the Years
	Ended December 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Total revenue	$490,591	$484,455	$6,136	1.3
Capital expenditures	$101,215	$28,734	$72,481	*
EBITDA	$412,607	$419,442	$(6,835)	(1.6)

Revenue

EchoStar Satellite Services segment total revenue for the year ended December 31, 2015 increased by $6.1 million, or 1.3%, compared to the same period in 2014, primarily due to an increase of $16.2 million in service revenue primarily related to satellite services provided to DISH Network on the five satellites we received as part of the Satellite and Tracking Stock Transaction, partially offset by a decrease of $10.0 million in service revenue — other attributable to a decrease in sales of transponder services due to a decrease in transponders available for sale.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the year ended December 31, 2015 increased by $72.5 million, compared to the same period in 2014, primarily related to the increase in expenditures on the EchoStar 105/SES-11 satellite.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

EBITDA

EchoStar Satellite Services segment EBITDA for the year ended December 31, 2015 was $412.6 million, a decrease of $6.8 million, or 1.6%, compared to the same period in 2014.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to an increase in cost of sales — services of $13.5 million primarily related to the commencement of the AMC-15 and AMC-16 satellite operating leases in the fourth quarter of 2014 and the first quarter of 2015, respectively, partially offset by an increase in service revenue.

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

Impairment of long-lived assets.  “Impairment of long-lived assets” includes our impairment losses related to our property and equipment, goodwill and other intangible assets.

Interest income.  “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including premium amortization and discount accretion on debt securities.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS — Continued

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

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” primarily includes gains, net of any losses, on the sale or exchange of investments and other-than-temporary impairment on certain of our marketable investment securities.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2015, our cash, cash equivalents and current marketable investment securities had a fair value of $636.3 million.  Of this amount, a total of $618.0 million was invested in: (a) cash; (b)  commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies;  and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above.  The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business.  Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business.  The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days.  A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity.  Based on our current non-strategic investment portfolio of $618.0 million as of December 31, 2015, a hypothetical 10% change in average interest rates during 2015 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2015 of 0.6%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature.  A hypothetical 10% decrease in average interest rates during 2015 would have an insignificant impact to our annual interest income.

Investments in Unconsolidated Entities

As of December 31, 2015, we had $41.5 million of noncurrent nonpublic equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting.  The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment.  A hypothetical 10% adverse change in the value of these debt and equity instruments would result in a decrease of approximately $4.1 million in the value of these investments.

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

Foreign Currency Exchange Risk

We generally conduct our business in U.S. dollars.  Our international business is conducted in a variety of foreign currencies with our largest exposures being to the Brazilian real, the Indian rupee, and the British pound.  This exposes us to fluctuations in foreign currency exchange rates.  Transactions in foreign currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions.

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations.  Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions.  As of December 31, 2015, we had $25.5 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $2.8 million in place to partially mitigate foreign currency exchange risk.  The estimated fair values of the foreign exchange contracts were not material as of December 31, 2015.  The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss of $16.2 million as of December 31, 2015.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.  OTHER INFORMATION

None

PART III

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2016.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2015.  EchoStar Corporation’s (“EchoStar”) board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if EchoStar’s board of directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2015 and 2014.

	For the Years Ended December 31,
	2015	2014
Audit fees (1)	$1,542,559	$1,467,801
Audit-related fees (2)	25,832	26,434
Total audit and audited related fees	1,568,391	1,494,235
Tax fees	29,206	22,987
Total fees	$1,597,597	$1,517,222

(1)         Consists of fees paid by us for the audit of our and our subsidiaries’ consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with statutory audits of our foreign subsidiaries.

(2)         Consists of fees paid by us and our subsidiaries for the audit of financial statements and certain fees for other services that are normally provided by the accountant in connection with the issuance of consents and certifications, compliance with XBRL tagging, and professional consultations with respect to accounting issues or matters that are non-recurring in nature.

(3)         Consists of fees paid by us and our subsidiaries for tax consultation and tax compliance services.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  Fees paid by us to KPMG LLP for services rendered in 2015 and 2014 were pre-approved by EchoStar’s Audit Committee.

PART IV

Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

(3)         Exhibits

Exhibit No.	Description
2.1*

Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed February 15, 2011, Commission File No. 1-33040).****

3.1(a)*

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

3.1(c)*

Articles of Amendment of Hughes Satellite Systems Corporation, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1(c) to the Annual Report on Form 10-K of Hughes Satellite Systems Corporation for the year ended December 31, 2013, filed February 21, 2014, Commission File No. 333-179121.

3.1(d)*

Articles of Amendment of Hughes Satellite Systems Corporation, dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-K of Hughes Satellite Systems Corporation for the year ended December 31, 2013, filed February 21, 2014, Commission File No. 333-179121)..

3.1(e)*

Articles of Amendment of Hughes Satellite Systems Corporation, dated as of February 28, 2014 (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 333-179121).

Exhibit No.	Description
3.2*	Bylaws of EH Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Registration No. 333-179121).

3.3*

Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of the Hughes Retail Preferred Tracking Stock, dated February 28, 2014 (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Hughes Satellite Systems Corporation for quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 333-179121).

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

4.2*

Indenture relating to the EH Holding Corporation (currently known as Hughes Satellite Systems Corporation) 7 5/8% Senior Unsecured Notes due 2021, dated as of June 1, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K, filed June 2, 2011, Commission File No. 001-33807).

4.3*

Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K, filed June 9, 2011, Commission File No. 001-33807).

4.4*

Supplemental Indenture relating to the 7 5/8% Senior Unsecured Notes due 2021 of EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), dated as of June 8, 2011, by and among EH Holding Corporation, the guarantors listed on the signature page thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K, filed June 9, 2011, Commission File No. 001-33807).

4.5*

Registration Rights Agreement, dated as of June 1, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature page thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K, filed June 2, 2011, Commission File No. 001-33807).

4.6*

Security Agreement, dated as of June 8, 2011, among EH Holding Corporation (currently known as Hughes Satellite Systems Corporation), the guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K, filed June 9, 2011, Commission File No. 001-33807).

Exhibit No.	Description
4.7*

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.8*

Second Supplemental Indenture, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.9*

Joinder Agreement, dated as of March 28, 2014, to the Security Agreement dated as of June 8, 2011, by and among EchoStar XI Holding L.L.C., EchoStar XIV Holding L.L.C., and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.10*	Form of Note for 6 1/2% Senior Secured Notes due 2019 (included as part of Exhibit 4.1).

4.11*	Form of Note for 7 5/8% Senior Unsecured Notes due 2021 (included as part of Exhibit 4.2).

10.1*

Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 of EchoStar Corporation’s Form 10, filed December 12, 2007, Commission File No. 001-33807).

10.2*

Form of Employee Matters Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.3 to Amendment No. 1 of EchoStar Corporation’s Form 10, filed December 12, 2007, Commission File No. 001-33807).**

10.3*

Form of Intellectual Property Matters Agreement between EchoStar Corporation, EchoStar Acquisition L.L.C., Echosphere L.L.C., DISH DBS Corporation, EIC Spain SL, EchoStar Technologies L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.4 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).

10.4*

Satellite Service Agreement, dated as of March 21, 2003, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2003, filed May 6, 2003, Commission File No.000-26176).***

10.5*

Amendment No. 1 to Satellite Service Agreement dated July 10, 2003 between SES Americom Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended September 30, 2003, filed November 10, 2003, Commission File No. 000-26176). ***

10.6*	Amendment No. 3 to Satellite Service Agreement, dated February 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation

Exhibit No.	Description
(incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of DISH Network Corporation for the quarter ended March 31, 2004, filed May 6, 2004, Commission File No. 000-26176).***

10.7*

Amendment No. 4 to Satellite Service Agreement, dated October 21, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176).***

10.8*

Amendment No. 5 to Satellite Service Agreement, dated November 19, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005, Commission File No. 000-26176).***

10.9*

Amendment No. 6 to Satellite Service Agreement, dated December 20, 2004, between SES Americom, Inc., DISH Network L.L.C. and DISH Network Corporation (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of DISH Network Corporation for the year ended December 31, 2004, filed March 16, 2005 Commission File No. 000-26176).***

10.10*

Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).**

10.11*

Form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to EchoStar Corporation’s Form 10, filed December 26, 2007, Commission File No. 001-33807).

10.12*

QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.13*

QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to EchoStar Corporation’s Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.14*

Amended and Restated EchoStar Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14 filed March 31, 2009, Commission File No. 001-33807).**

10.15*

Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed September 18, 2014, Commission File No. 001-33807).**

10.16*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31,

Exhibit No.	Description
2009, filed March 1, 2010, Commission File No. 001-33807).***

10.17*

NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 001-33807).***

10.18*

Professional Services Agreement, dated August 4, 2009, between EchoStar and DISH Network Corporation (incorporated by reference from Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2009, Commission File No. 001-33807).***

10.19*

Form A Amendment to form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.20*

Form B Amendment to Form of Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.21*

EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C., effective December 21, 2009 (incorporated by reference to Exhibit 10.36 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.22*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed June 22, 2006, (Commission File No. 000-51784)). **

10.23*

Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc., for the quarter ended June 30, 2009, filed August 7, 2009 (File No. 001-33040)).***

10. 24*

Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc., for the quarter ended June 30, 2010, filed August 4, 2010 (File No. 333-138009)).***

10.25*

Employment Agreement, dated as of April 23, 2005 by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc., filed December 5, 2005 (File No. 333-130136)).**

10.26*

Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc., filed March 7, 2011 (File No. 001-33040)).**

10.27*

First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.37 to Hughes Satellite Systems

Exhibit No.	Description
Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2012, filed February 20, 2013, File No. 333-179121).***

10.28*

Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).***

10.29*

Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 9, 2014, Commission File No. 001-33807).***

10.30*

Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.31(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) **

10.32(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) **

10.33(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) **

10.34(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2014) **

10.35(H)	Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2014)**

10.36(H)	Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011).**

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1 (H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)                              Filed herewith.

(I)                                   Furnished herewith

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

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2016
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer, and Treasurer	February 24, 2016
David J. Rayner	(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman and Director	February 24, 2016
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	February 24, 2016
Dean A. Manson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hughes Satellite Systems Corporation:

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado
February 24, 2016

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$382,990	$225,557
Marketable investment securities, at fair value	253,343	394,992
Trade accounts receivable, net of allowance for doubtful accounts of $11,447 and $11,950, respectively	139,510	140,193
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	21,258	19,249
Deferred tax assets	—	157,949
Inventory	48,797	51,597
Prepaids and deposits	38,222	30,938
Advances to affiliates, net	47,387	736
Other current assets	13,273	7,625
Total current assets	944,780	1,028,836
Noncurrent Assets:
Restricted cash and cash equivalents	20,140	17,652
Property and equipment, net of accumulated depreciation of $2,138,642 and $2,053,636, respectively	2,265,402	2,274,568
Regulatory authorizations, net	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	115,420	157,100
Investments in unconsolidated entities	41,481	32,969
Other noncurrent assets, net	239,501	177,628
Total noncurrent assets	3,657,775	3,635,748
Total assets	$4,602,555	$4,664,584
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$97,648	$93,783
Trade accounts payable - DISH Network	19	18
Current portion of long-term debt and capital lease obligations	30,284	39,746
Advances from affiliates, net	3,773	23,792
Deferred revenue and prepayments	57,493	61,063
Accrued compensation	18,932	20,128
Accrued expenses and other	104,811	91,423
Total current liabilities	312,960	329,953
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of current portion	2,186,264	2,325,417
Deferred tax liabilities	452,350	539,560
Advances from affiliates	25,283	8,352
Other noncurrent liabilities	84,058	91,705
Total noncurrent liabilities	2,747,955	2,965,034
Total liabilities	3,060,915	3,294,987
Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of December 31, 2015 and 2014	—	—
Additional paid-in capital	1,417,748	1,361,599
Accumulated other comprehensive loss	(54,116)	(31,346)
Accumulated earnings	166,698	29,331
Total HSS shareholders’ equity	1,530,330	1,359,584
Noncontrolling interests	11,310	10,013
Total shareholders’ equity	1,541,640	1,369,597
Total liabilities and shareholders’ equity	$4,602,555	$4,664,584

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Services and other revenue - other	$1,095,249	$1,077,101	$987,023
Services and other revenue - DISH Network	518,853	487,985	291,924
Equipment revenue - other	212,278	210,948	194,825
Equipment revenue - DISH Network	10,752	31,943	69,119
Total revenue	1,837,132	1,807,977	1,542,891
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	525,471	535,918	502,134
Cost of sales - equipment (exclusive of depreciation and amortization)	195,537	209,022	237,103
Selling, general and administrative expenses	276,616	264,610	239,264
Research and development expenses	26,377	20,192	21,845
Depreciation and amortization	430,127	452,138	403,476
Impairment of long-lived asset	—	—	34,664
Total costs and expenses	1,454,128	1,481,880	1,438,486
Operating income	383,004	326,097	104,405

Other Income (Expense):
Interest income	4,416	3,234	7,487
Interest expense, net of amounts capitalized	(169,150)	(191,258)	(197,062)
Loss from partial redemption of debt	(5,044)	—	—
Other-than-temporary impairment loss on marketable investment securities	(6,139)	—	—
Gains (losses) on marketable investment securities, net	(6,463)	(32)	1,681
Equity in earnings of unconsolidated affiliate	8,502	5,121	4,288
Other, net	2,222	(485)	8,853
Total other expense, net	(171,656)	(183,420)	(174,753)
Income (loss) before income taxes	211,348	142,677	(70,348)
Income tax benefit (provision), net	(72,364)	(40,095)	35,525
Net income (loss)	138,984	102,582	(34,823)
Less: Net income attributable to noncontrolling interests	1,617	1,389	876
Net income (loss) attributable to HSS	$137,367	$101,193	$(35,699)

Comprehensive Income:
Net income (loss)	$138,984	$102,582	$(34,823)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25,012)	(8,789)	(7,981)
Unrealized gains (losses) on marketable investment securities and other	(4,202)	(4,182)	2,022
Recognition of other-than-temporary loss on marketable investment securities in net income (loss)	6,139	—	—
Recognition of realized (gains) losses on marketable investment securities in net income (loss)	(15)	32	(32)
Total other comprehensive loss, net of tax	(23,090)	(12,939)	(5,991)
Comprehensive income (loss)	115,894	89,643	(40,814)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,297	1,152	(10)
Comprehensive income (loss) attributable to HSS	$114,597	$88,491	$(40,804)

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Income/	Noncontrolling
	Capital	Loss	(Deficit)	Interests	Total
Balance, January 1, 2013	$1,100,276	$(13,539)	$(36,163)	$9,337	$1,059,911
Stock-based compensation	1,769	—	—	—	1,769
Other	4,418	—	—	(466)	3,952
Comprehensive income (loss):
Net income (loss)	—	—	(35,699)	876	(34,823)
Foreign currency translation adjustment	—	(7,095)	—	(886)	(7,981)
Unrealized gains on marketable investment securities, net and other	—	1,990	—	—	1,990
Balance, December 31, 2013	1,106,463	(18,644)	(71,862)	8,861	1,024,818
Stock-based compensation	3,152	—	—	—	3,152
Issuance of Hughes Retail Group Tracking Stock Transaction	252,990	—	—	—	252,990
Other	(1,006)	—	—	—	(1,006)
Comprehensive income (loss):
Net income	—	—	101,193	1,389	102,582
Foreign currency translation adjustment	—	(8,552)	—	(237)	(8,789)
Unrealized losses on marketable investment securities, net and other	—	(4,150)	—	—	(4,150)
Balance, December 31, 2014	1,361,599	(31,346)	29,331	10,013	1,369,597
Stock-based compensation	5,204	—	—	—	5,204
Transfer of EchoStar XXI launch contract from EchoStar to HNS	52,250	—	—	—	52,250
Other	(1,305)	—	—	—	(1,305)
Comprehensive income (loss):
Net income	—	—	137,367	1,617	138,984
Foreign currency translation adjustment	—	(24,692)	—	(320)	(25,012)
Unrealized gains and other-than-temporary impairment loss on marketable investment securities, net and other	—	1,922	—	—	1,922
Balance, December 31, 2015	$1,417,748	$(54,116)	$166,698	$11,310	$1,541,640

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$138,984	$102,582	$(34,823)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	430,127	452,138	403,476
Equity in earnings of unconsolidated affiliate	(8,502)	(5,121)	(4,288)
Amortization of debt issuance costs	6,042	5,813	5,401
Loss from partial redemption of debt	5,044	—	—
Losses (gains) and other-than-temporary impairment on marketable investment securities, net	12,602	32	(1,681)
Impairment of long-lived asset	—	—	34,664
Stock-based compensation	5,204	3,152	1,769
Deferred tax provision (benefit)	68,011	33,492	(41,107)
Changes in current assets and current liabilities, net:
Trade accounts receivable	(22,122)	(22,424)	54,086
Advances from (to) affiliates, net	(66,189)	9,207	10,456
Allowance for doubtful accounts	(502)	1,213	(3,520)
Trade accounts receivable - DISH Network	(2,009)	48,842	(31,751)
Inventory	1,941	4,883	947
Other current assets	(9,894)	12,992	(3,038)
Trade accounts payable	2,597	597	(26,758)
Trade accounts payable - DISH Network	1	13	(6,317)
Accrued expenses and other	7,181	12,624	4,264
Changes in noncurrent assets and noncurrent liabilities, net	8,038	(8,543)	(26,214)
Other, net	(1,064)	2,080	(13,518)
Net cash flows from operating activities	575,490	653,572	322,048
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(208,821)	(509,814)	(125,802)
Sales and maturities of marketable investment securities	355,202	234,970	57,399
Purchases of property and equipment	(386,714)	(247,341)	(199,261)
Transfer of regulatory authorization to DISH Network	—	—	23,148
Changes in restricted cash and cash equivalents	(2,488)	(2,538)	12,952
Expenditures for externally marketed software	(22,327)	(22,955)	(17,215)
Other, net	(11,885)	(35)	2,163
Net cash flows from investing activities	(277,033)	(547,713)	(246,616)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Notes Due 2019 and related premium	(113,300)	—	—
Repayment of other long-term debt and capital lease obligations	(39,441)	(59,835)	(63,506)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 3)	—	10,601	—
Contributions from parent	—	—	10,219
Advances from affiliates	20,002	—	—
Other, net	(5,154)	107	2,716
Net cash flows from financing activities	(137,893)	(49,127)	(50,571)
Effect of exchange rates on cash and cash equivalents	(3,131)	5,116	2,629
Net increase in cash and cash equivalents	157,433	61,848	27,490
Cash and cash equivalents, beginning of period	225,557	163,709	136,219
Cash and cash equivalents, end of period	$382,990	$225,557	$163,709

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$178,363	$186,503	$188,169
Capitalized interest	$15,852	$2,168	$—
Cash paid for income taxes	$4,783	$8,577	$9,151
Satellites and other assets financed under capital lease obligations	$673	$1,535	$1,301
Capitalized in-orbit incentive obligations	$—	$—	$18,000
Reduction of capital lease obligation for AMC-15 and AMC-16 satellite	$4,500	$—	$6,694
Increase in capital expenditures included in accounts payable, net	$4,694	$4,377	$10,016
Transfer of regulatory authorization to EchoStar	$—	$—	$65,535
Net noncash assets transferred from DISH Network in exchange for HSS Tracking Stock (Note 3)	$—	$59,644	$—
Net assets transferred from EchoStar related to Tracking Stock Transaction (Note 3)	$—	$315,643	$—
Transfer of EchoStar XXI launch contract from EchoStar to HNS	$52,250	$—	$—

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

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 3 below, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment.

Note 2.                     Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

We consolidate all entities in which we have controlling financial interest.  We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary.  We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management.  For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of EchoStar’s stock-based compensation awards, fair value of assets and liabilities acquired in business combinations, lease

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

classifications, asset impairment testing, useful lives and methods for depreciation and amortization of long-lived assets, and certain royalty obligations.  We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency.  Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates.  The resulting translation adjustments are recorded in other comprehensive income (loss) as “Foreign currency translation adjustments” in our consolidated statements of operations and comprehensive income (loss).  We have not recorded deferred income taxes related to our foreign currency translation adjustments.

Gains and losses resulting from re-measurement of assets and liabilities denominated in foreign currencies into the functional currency are recognized in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  We recognized net foreign currency transaction losses of $3.6 million, $1.6 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  Cash equivalents as of December 31, 2015 and 2014 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper.  The amortized cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available-for-sale, except in certain instances where we have accounted for certain securities as trading securities.  We report our marketable investment securities at fair value and generally recognize the difference between fair value and amortized cost as “Unrealized gains (losses) on marketable investment securities and other” in our consolidated statements of operations and comprehensive income (loss).  Declines in the fair value of marketable investment securities that are determined to be other than temporary are recognized in earnings, thus establishing a new cost basis for the investment.  Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net,” respectively, in our consolidated statements of operations and comprehensive income (loss).  Dividend income is recognized on the ex-dividend date.

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

•                  any market and company-specific factors related to each security; and

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities.

Investments in Unconsolidated Entities— Cost and Equity Method

We use the equity method to account for equity investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee.  We use the cost method when we do not have the ability to significantly influence the operating decisions of the entity.

Generally, our equity investments accounted for using either the equity method or cost method are not publicly traded and it is not practicable to regularly estimate the fair value of such investments.  We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments.  Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy.  When we determine that an investment is impaired, and the impairment is other than temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Generally, equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings (losses) of unconsolidated affiliates, net” in our consolidated statements of operations and comprehensive income (loss).  The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee.  Dividends received from equity method investees reduce the carrying amount of the investment.

Accounts Receivable

We estimate allowances for the potential non-collectability of accounts receivable based upon past collection experience and consideration of other relevant factors.  Past experience may not be indicative of future collections and therefore additional adjustments could be recognized in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value.  Cost of inventory consists primarily of materials, direct labor and indirect overhead incurred in the procurement and manufacturing of our products.  We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories.  We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed.  We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist.  Our goodwill as of December 31, 2015 is assigned to reporting units of our Hughes segment. We test Hughes goodwill for impairment in the second fiscal quarter.  There are two steps to the goodwill impairment test.  Step one compares the fair value of a reporting unit with its carrying amount, including goodwill.  We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates (Level 3 inputs).  If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss.  We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

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

We do not amortize our indefinite-lived intangible assets, but test those assets for impairment annually or more frequently if circumstances indicate that it is more likely than not that the asset may be impaired.  Costs incurred to maintain or renew indefinite-lived intangible assets are expensed as incurred.

Our indefinite-lived intangible assets include Federal Communications Commission (“FCC”) authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations (collectively “Regulatory Authorizations”).  We have determined that our FCC authorizations generally have indefinite useful lives due to the following:

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

From time to time, we engage in transactions where the income tax consequences are uncertain.  We recognize tax benefits when, in management’s judgment, a tax filing position is more likely than not to be sustained if challenged by the tax authorities.  For tax positions that meet the more-likely-than-not threshold, we may not recognize a portion of a tax benefit depending on management’s assessment of how the tax position will ultimately be settled.  Unrecognized tax benefits generally are netted against the deferred tax assets associated with our net operating loss carryforwards.  We adjust our estimates periodically based on ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent.  We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax provision or benefit.

As discussed below under “New Accounting Pronouncements,” in 2015 we changed our method for classifying deferred income taxes in our consolidated balance sheets in connection with our adoption of ASU 2015-17.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the years ended December 31, 2015 or 2014.

As of December 31, 2015 and 2014, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair values for our publicly traded long-term debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of December 31, 2015 and 2014, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $79.3 million and $85.8 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

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

We may offer rebates to qualifying new consumer subscribers in our Hughes segment.  We reduce related revenue at inception of the subscriber contract based on an estimate of the number of rebates that will be redeemed.  Our estimates are based on historical experience and actual sales during the promotion.

Services and other revenue includes revenue from leases of satellite capacity and equipment. We typically determine based on applicable criteria that our leasing arrangements are operating leases and recognize related revenue on a straight-line basis over the lease term.

In situations where customer offerings represent an arrangement for both services and equipment, revenue elements with standalone value to the customer are separated for revenue recognition purposes based on their selling prices if sold separately. We determine selling prices under a hierarchy that considers vendor-specific objective evidence (“VSOE”), third-party evidence and estimated selling prices.  Typically, we derive VSOE from service renewal rates and optional equipment prices specified in customer contracts or we estimate prices based on the gross margin that we ordinarily realize in transactions with similarly situated customers.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cost of Sales — Equipment and Services

Cost of sales - equipment primarily consists of inventory costs, including freight and royalties.  Cost of sales - equipment generally is recognized as products are delivered to customers and related revenue is recognized.  Cost of sales - services primarily consists of costs of digital broadcast operations, satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the services provided.  Costs of sales — services generally are charged to expense as incurred.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred.  A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order.  In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales for the years ended December 31, 2015, 2014 and 2013 includes research and development costs of approximately $19.6 million, $25.1 million and $25.1 million, respectively.  In addition, we incurred $26.4 million, $20.2 million and $21.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, for other research and development expenses.

Subscriber Acquisition Costs

Subscriber Acquisition Costs (“SAC”) consists of costs paid to third-party dealers and customer service representative commissions on new service activations and hardware upgrades and, in certain cases, the cost of hardware and installation services provided to non-wholesale consumer customers at the inception of service or hardware upgrade.  SAC is deferred when a customer enters into a service agreement and is subsequently amortized over the service agreement term in proportion to when the related service revenue is recognized.  We monitor the recoverability of deferred SAC and are entitled to an early termination fee if the subscriber cancels service prior to the end of the service agreement term.  The recoverability of deferred SAC is reasonably assured through the monthly service fee charged to customers, our ability to recover the equipment, and/or our ability to charge an early termination fee.  Deferred SAC is included in “Other noncurrent assets, net” in our consolidated balance sheets.

Capitalized Software Costs

Costs related to the procurement and development of software for internal use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of December 31, 2015 and 2014, the net carrying amount of externally marketed software was $62.8 million and $48.9 million, respectively.  For the years ended December 2015, 2014 and 2013, we capitalized costs of $22.4 million, $23.1 million and $17.0 million, respectively, related to the development of externally marketed software.  For the years ended December 31, 2015, 2014 and 2013, we recorded amortization expense relating to the development of externally marketed software of $8.4 million, $5.4 million and $1.7 million, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of December 31, 2015.

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2015, 2014 and 2013, we incurred advertising expense of $44.2 million, $45.2 million and $42.2 million, respectively.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  Early adoption is permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements or related disclosures.  We will adopt this standard on the effective date.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption.  Early adoption is permitted.  Based on our preliminary assessment, upon adoption of this standard, we expect to present unamortized deferred costs in other noncurrent assets with a carrying amount of $31.3 million and $39.1 million as of December 31, 2015 and 2014, respectively, as a reduction of our long-term debt balances.  We will adopt this standard on the effective date.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  This standard requires that deferred income tax liabilities and assets be presented as noncurrent assets or liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early adoption is permitted.  We adopted this standard early on a prospective basis in our consolidated balance sheet as of December 31, 2015.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This update substantially revises standards for the recognition, measurement and presentation of financial instruments.  This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3.                     Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

On February 20, 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, HSS has increased short-term cash flow that it believes will better position it to achieve its strategic objectives.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  Following the issuance of the shares of the EchoStar Tracking Stock and the HSS Tracking Stock, DISH Network held 6.5% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.  As of December 31, 2015, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

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

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock. Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a prohibition on transfer of the Tracking Stock until March 1, 2015), with continuing transfer restrictions (including a right of first offer in favor of EchoStar) thereafter, an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; (iii) certain protective covenants afforded to holders of the

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tracking Stock; and (iv) a requirement for EchoStar to establish a holding company subsidiary (an “HRG Holding Company”) that is directly or indirectly wholly owned by EchoStar and that will hold the Hughes Retail Group.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4.                     Other Comprehensive Income (Loss) and Related Tax Effects

We have not recognized any tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.  We have not recognized any tax effects on unrealized gains or losses on marketable investment securities because such gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $53.8 million, $29.2 million and $20.6 million as of December 31, 2015, 2014 and 2013, respectively.

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Affected Line Item in our
	Condensed Consolidated	For the Years Ended December 31,
Accumulated Other Comprehensive Loss Components	Statement of Operations	2015	2014	2013
		(In thousands)
Recognition of realized gains (losses) on marketable investment securities in net income (loss) (1)	Gains (losses) on marketable investment securities, net	$(15)	$32	$(32)
Recognition of other-than-temporary impairment on marketable investment securities in net income (loss) (2)	Other-than-temporary impairment on marketable investment securities	6,139	—	—
Total reclassifications, net of tax and noncontrolling interests		$6,124	$32	$(32)

(1)         When marketable investment securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as Gains (losses) on marketable investment securities, net in our consolidated statement of operations and comprehensive income (loss).

(2)         In June 2015, September 2015 and December 2015, we recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.  See Note 5 for further discussion.

Note 5.                     Investment Securities

Our marketable investment securities and investments in unconsolidated entities consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$228,770	$367,291
Strategic equity securities	18,297	12,669
Other	6,276	15,032
Total marketable investment securities—current	253,343	394,992
Investments in unconsolidated entities—noncurrent:
Cost method	15,438	15,438
Equity method	26,043	17,531
Total investments in unconsolidated entities—noncurrent	41,481	32,969
Total marketable investment securities and investments in unconsolidated entities	$294,824	$427,961

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale.  As of December 31, 2015, certain of our equity securities were classified as trading securities in order to reflect our investment strategy for those securities.  The value of our investment portfolio depends on the value of such securities and other instruments comprising the portfolio.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Corporate Bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015 and 2014, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  For the year ended December 31, 2015, “Other-than-temporary impairment loss on marketable investment securities” included a $6.1 million other-than-temporary impairment of such common stock in our marketable investment portfolio.  For the year ended December 31, 2015, “Gains (losses) on marketable investment securities, net” includes $6.5 million in losses on such common stock in our trading securities portfolio, which had a fair value of $10.3 million as of December 31, 2015.  We did not record any other-than-temporary impairment losses during the years ended December 31, 2014 or 2013.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments including U.S. government bonds.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of December 31, 2015
Debt securities:
Corporate bonds	$229,004	$2	$(236)	$228,770
Other	6,279	—	(3)	6,276
Equity securities - strategic	8,037	—	(82)	7,955
Total marketable investment securities	$243,320	$2	$(321)	$243,001
As of December 31, 2014
Debt securities:
Corporate bonds	$367,949	$8	$(666)	$367,291
Other	15,031	1	—	15,032
Equity security - strategic	14,176	1,718	(3,225)	12,669
Total marketable investment securities	$397,156	$1,727	$(3,891)	$394,992

As of December 31, 2015, restricted and non-restricted marketable investment securities included debt securities of $213.3 million with contractual maturities of one year or less and $21.7 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Marketable Investment Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of December 31, 2015.

	As of December 31,
	2015		2014
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)
Less than 12 months	$148,629	$(268)	$357,887	$(3,891)
12 months or more	67,751	(53)	—	—
Total	$216,380	$(321)	$357,887	$(3,891)

Sales of Marketable Investment Securities

Proceeds from sales of our available-for-sale securities totaled $21.4 million, $42.8 million and $8.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of December 31, 2015 and 2014, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2015			2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$303,152	$213	$302,939	$148,645	$18,926	$129,719
Debt securities:
Corporate bonds	$228,770	$—	$228,770	$367,291	$—	$367,291
Other	6,276	—	6,276	15,032	—	15,032
Equity securities - strategic	18,297	18,297	—	12,669	12,669	—
Total marketable investment securities	$253,343	$18,297	$235,046	$394,992	$12,669	$382,323

Investments in Unconsolidated Entities — Noncurrent

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6.                     Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$127,946	$135,609
Contracts in process, net	23,011	16,534
Total trade accounts receivable	150,957	152,143
Allowance for doubtful accounts	(11,447)	(11,950)
Trade accounts receivable - DISH Network	21,258	19,249
Total trade accounts receivable, net	$160,768	$159,442

As of December 31, 2015 and 2014, progress billings offset against contracts in process amounted to $2.9 million and $2.5 million, respectively.

Note 7.                     Inventory

Our inventory consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Finished goods	$39,642	$39,495
Raw materials	5,280	5,170
Work-in process	3,875	6,932
Total inventory	$48,797	$51,597

Note 8.                     Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life	As of December 31,
	(In Years)	2015	2014
		(In thousands)
Land	—	$12,055	$12,075
Buildings and improvements	1 - 30	73,949	73,191
Furniture, fixtures, equipment and other	1 - 12	371,889	339,330
Customer rental equipment	2 - 4	588,430	498,181
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	665,518	935,104
Construction in progress	—	311,083	89,203
Total property and equipment		4,404,044	4,328,204
Accumulated depreciation		(2,138,642)	(2,053,636)
Property and equipment, net		$2,265,402	$2,274,568

As of December 31, 2015 and 2014, accumulated depreciation included amounts for satellites acquired under capital leases of $268.1 million and $481.5 million, respectively.  In August 2014, our then existing capital lease agreements for the AMC-15 and AMC-16 satellites were extended and are being accounted for as operating leases for their extended terms.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction in progress consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$187,253	$54,620
Satellite related equipment	104,566	21,124
Other	19,264	13,459
Construction in progress	$311,083	$89,203

For the years ended December 31, 2015, 2014 and 2013, we recorded $15.9 million, $2.2 million and zero, respectively, of capitalized interest related to our satellites and satellite payloads under construction.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Satellites	$197,469	$210,763	$180,517
Furniture, fixtures, equipment and other	70,962	50,492	49,581
Customer rental equipment	105,725	116,685	98,076
Buildings and improvements	5,111	5,357	5,041
Total depreciation expense	$379,267	$383,297	$333,215

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $56.2 million, $59.7 million and $59.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Satellites

As of December 31, 2015, we utilized in support of our operations, 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.  We utilized two satellites that were accounted for as operating leases and are not included in property and equipment as of December 31, 2015.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2015.

			Nominal Degree	Depreciable
		Launch	Orbital Location	Life
Satellites	Segment	Date	(West Longitude)	(In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar I (2)(3)(4)	ESS	December 1995	77	—
EchoStar III (4)	ESS	October 1997	61.5	12
EchoStar VI (4)	ESS	July 2000	96.2	12
EchoStar VII (2)(3)	ESS	February 2002	119	3
EchoStar VIII (2)(4)	ESS	August 2002	77	12
EchoStar IX (2)(4)	ESS	August 2003	121	12
EchoStar X (2)(3)	ESS	February 2006	110	7
EchoStar XI (2)(3)	ESS	July 2008	110	9
EchoStar XII (2)(5)	ESS	July 2003	61.5	2
EchoStar XIV (2)(3)	ESS	March 2010	119	11
EchoStar XVI (2)	ESS	November 2012	61.5	15

Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7	15
QuetzSat-1 (2)	ESS	September 2011	77	10

Operating Lease:
AMC-16 (6)	ESS	December 2004	85	—
AMC-15	ESS	October 2004	105	—

(1)               Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)               See Note 16 for discussion of related party transactions with DISH Network.

(3)               Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 3).

(4)               Fully depreciated assets.

(5)               Depreciable life represents the remaining useful life as of June 30, 2013, the date the EchoStar XII satellite was impaired.

(6)               Operating lease expired in February 2016.

Our owned and leased satellites under construction as of December 31, 2015 are presented below.

Satellites	Segment	Expected Launch Date
EUTELSAT 65 West A (1)	Hughes	First quarter of 2016
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (63 West) (1)	Hughes	Second quarter of 2018

(1)         We entered into satellite services agreements for certain capacity on these satellites once launched, but are not parties to the construction contracts.

Recent Developments

63 West Agreements.  In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term.  The satellite services agreements require us to make prepayments while the satellite is under construction.  We expect the satellite to be launched in the second quarter of 2018 to deliver consumer satellite broadband services into South America as well as create a platform to potentially allow for further development of our business in South America.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AMC-15 and AMC-16.  In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-15 and AMC-16 satellites.  As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through the in-service date of the EchoStar 105/SES-11 satellite and is being accounted for as an operating lease.  The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

As a result of anomalies that affected the operation of the AMC-15 and AMC-16 satellites, our monthly recurring payments were reduced under the related capital lease agreements.  We have accounted for these lease modifications generally by reducing the carrying amounts of the satellite and related capital lease obligation by the present value of the payment reduction.  In such instances where the carrying amount of the satellite had been reduced to zero as a result of accumulated depreciation or impairments, we have recognized the reductions in the capital lease obligations as gains in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2015, 2014 and 2013, we recognized such gains of $4.5 million, zero, and $6.7 million, respectively.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results.  We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the year ended December 31, 2015.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We generally do not carry in-orbit insurance on our satellites or use commercial insurance to mitigate the potential financial impact of launch or in-orbit failures because we believe that the cost of insurance is uneconomical relative to the risk of such failures.   Therefore, we generally bear the risk of any uninsured launch or in-orbit failures.  Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain launch and in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites.

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

EchoStar XII.  Prior to 2013, our EchoStar XII satellite experienced anomalies resulting in the loss of electrical power available from its solar arrays, which reduced the number of transponders that could be operated.  The satellite is currently leased to DISH Network pursuant to an agreement that entitles DISH Network to a reduction in its monthly recurring lease payments in the event of a partial loss of satellite capacity or complete failure of the satellite.  In the second quarter of 2013, we determined that the carrying amount of the satellite was not recoverable as a result of expected reductions in the monthly recurring lease payments due to future capacity loss.  Consequently, in the second quarter of 2013, we recognized a $34.7 million impairment loss within our EchoStar Satellite Services segment to reduce the carrying amount of the satellite to its estimated fair value of $11.3 million as of June 30, 2013.  Our fair value estimate was determined using probability weighted discounted cash flow techniques and is categorized within Level 3 of the fair value hierarchy.  Our estimate included significant unobservable inputs related to predicted electrical power levels and the number of billable transponders that can be supported by predicted available power.  In connection with our impairment analysis, we revised our estimate of the useful life of the satellite to reflect a remaining estimated useful life of 18 months.  As of December 31, 2015 and 2014, the EchoStar XII satellite was fully depreciated.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2015 and 2014, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of such goodwill in the second quarter of 2015, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

Regulatory authorizations included amounts with indefinite useful lives of $471.7 million as of December 31, 2015 and 2014.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted	As of December 31,
	Average	2015			2014
	Useful life		Accumulated	Carrying		Accumulated	Carrying
	(in Years)	Cost	Amortization	Amount	Cost	Amortization	Amount
		(In thousands)
Customer relationships	8	$270,300	$(189,910)	$80,390	$270,300	$(161,762)	$108,538
Contract-based	4	64,800	(64,800)	—	64,800	(61,810)	2,990
Technology-based	6	51,417	(39,281)	12,136	51,417	(30,714)	20,703
Trademark portfolio	20	29,700	(6,806)	22,894	29,700	(5,321)	24,379
Favorable leases	4	4,707	(4,707)	—	4,707	(4,217)	490
Total other intangible assets		$420,924	$(305,504)	$115,420	$420,924	$(263,824)	$157,100

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  For the years ended December 31, 2015, 2014 and 2013, intangible asset amortization expense was $50.9 million, $68.8 million and $70.3 million, respectively, including amortization of externally marketed capitalized software.

Future Amortization

As of December 31, 2015, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2016	$34,685
2017	22,152
2018	14,631
2019	14,631
2020	10,981
Thereafter	18,340
Total	$115,420

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10.              Debt and Capital Lease Obligations

As of December 31, 2015 and 2014, our debt primarily consisted of our Senior Secured Notes and Senior Unsecured Notes, as defined below, and our capital lease obligations.  The Notes are registered with the Securities and Exchange Commission.

The following table summarizes the carrying amounts and fair values of our debt:

		As of December 31,
		2015		2014
	Interest	Carrying	Fair	Carrying	Fair
	Rates	Amount	Value	Amount	Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.500%	$990,000	$1,071,675	$1,100,000	$1,177,000
7 5/8% Senior Unsecured Notes due 2021	7.625%	900,000	954,000	900,000	994,500
Other	5.5% - 13.25%	803	803	1,197	1,197
Subtotal		1,890,803	$2,026,478	2,001,197	$2,172,697
Capital lease obligations		325,745		363,966
Total debt and capital lease obligations		2,216,548		2,365,163
Less: Current portion		(30,284)		(39,746)
Long-term portion of debt and capital lease obligations		$2,186,264		$2,325,417

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

6 1/2% Senior Secured Notes due 2019 and 7 5/8% Senior Unsecured Notes due 2021

On June 1, 2011, we issued $1.10 billion aggregate principal amount of our 6 1/2% Senior Secured Notes (the “Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011 (as amended, the “Secured Indenture”).  The Senior Secured Notes mature on June 15, 2019.  Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.  As of December 31, 2015, the outstanding principal balance on the Senior Secured Notes was $990.0 million.

On June 1, 2011, we issued $900.0 million aggregate principal amount of our 7 5/8% Senior Unsecured Notes (the “Senior Unsecured Notes,” and together with the “Senior Secured Notes,” the “Notes”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011, (as amended, the “Unsecured Indenture”, and together with the “Secured Indenture”, the “Indentures”).  The Senior Unsecured Notes mature on June 15, 2021.  Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.  As of December 31, 2015, the outstanding principal balance on the Senior Unsecured Notes was $900.0 million.

The Notes are redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the Indentures, together with accrued and unpaid interest, if any, to the date of redemption.  On June 12, 2015, we redeemed $110.0 million of the Senior Secured Notes at a redemption price equal to 103.0% of the principal amount plus related and unpaid accrued interest.  As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and a $1.7 million write-off of related deferred financing costs.

The Senior Secured Notes are:

•                  our general secured obligations;

•                  secured by a first priority security interest in substantially all of our assets and the assets of certain of our subsidiaries, subject to certain exceptions and permitted liens as provided in the Secured Indenture;

•                  effectively junior to our obligations that are secured by assets that are not part of the collateral that secures the Senior Secured Notes, in each case to the extent of the value of the collateral securing such obligations;

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•                  effectively senior to our existing and future unsecured obligations to the extent of the value of the collateral securing the Senior Secured Notes, after giving effect to permitted liens as provided in the Secured Indenture;

•                  senior in right of payment to all of our existing and future obligations that are expressly subordinated to the Senior Secured Notes;

•                  structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the Senior Secured Notes; and

•                  unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries that guarantee the Senior Secured Notes.

The Senior Unsecured Notes are:

•                  our general unsecured obligations;

•                  effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;

•                  senior in right of payment to all of our existing and future obligations that are expressly subordinated to the Senior Unsecured Notes;

•                  structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the Senior Unsecured Notes; and

•                  unconditionally guaranteed, jointly and severally, on a general senior basis by certain of our subsidiaries that guarantee the Senior Unsecured Notes.

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of certain of our subsidiaries, to:

•                  pay dividends or make distributions on capital stock or repurchase capital stock;

•                  incur additional debt;

•                  make certain investments;

•                  create liens or enter into sale and leaseback transactions;

•                  merge or consolidate with another company;

•                  transfer or sell assets;

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

As discussed above, we and certain of our subsidiaries have granted a first priority security interest in substantially all of our assets, subject to certain exceptions and permitted liens, to secure our obligations under the Senior Secured Notes and related guarantees.

Debt Issuance Costs

As of December 31, 2015 we had not early adopted ASU 2015-03 (see Note 2) and unamortized debt issuance costs associated with our Notes were reported in “Other noncurrent assets” in our consolidated balance sheets.  For the years ended December 31, 2015, 2014 and 2013, we amortized $6.0 million, $5.8 million and $5.4 million of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 8).  These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance.  The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity.  Certain of these agreements provide for extension of the initial lease term at our option.  The effective interest rates for our satellite capital lease obligations range from 9.1% to 11.2%, with a weighted average of 10.5% as of December 31, 2015.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021, respectively.  As discussed in Note 16, we have subleased transponders on these satellites to DISH Network.  As discussed in Note 8, in August 2014, our then existing capital lease agreements for the AMC-15 and AMC-16 satellites were extended.  The AMC-15 agreement is being accounted for as an operating lease.  The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2015, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2016	$88,484
2017	88,447
2018	88,182
2019	87,930
2020	87,818
Thereafter	257,999
Total minimum lease payments	698,860
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(214,242)
Net minimum lease payments	484,618
Less: Amount representing interest	(158,873)
Present value of net minimum lease payments	325,745
Less: Current portion	(29,481)
Long-term portion of capital lease obligations	$296,264

For the years ended December 31, 2015, 2014 and 2013, we received rental income of approximately $132.4 million, $132.4 million and $126.7 million, respectively, from the sublease of our capital lease satellites.  As of December 31, 2015, our future minimum sublease rental income was $613.3 million, relating to such satellites.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 11.              Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$203,217	$132,081	$(82,846)
Foreign	8,131	10,596	12,498
Income (loss) before income taxes	$211,348	$142,677	$(70,348)

The components of the benefit (provision) for income taxes are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current benefit (provision):
Federal	$(95)	$(989)	$23
State	(27)	(151)	(376)
Foreign	(4,231)	(5,463)	(5,229)
Total current provision	(4,353)	(6,603)	(5,582)
Deferred benefit (provision):
Federal	(70,052)	(38,575)	30,789
State	1,209	4,238	11,375
Foreign	832	845	(1,057)
Total deferred benefit (provision)	(68,011)	(33,492)	41,107
Total income tax benefit (provision), net	$(72,364)	$(40,095)	$35,525

The actual tax provisions for the years ended December 31, 2015, 2014 and 2013 reconcile to the amounts computed by applying the statutory federal tax rate to income (loss) before income taxes as shown below:

	For the Years Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(0.7)%	(2.9)%	15.6%
Permanent differences	0.8%	0.6%	(2.9)%
Valuation allowance	2.0%	0.7%	(0.2)%
Tax Credits	(2.7)%	(5.5)%	—
Other	(0.2)%	0.2%	3.0%
Total effective tax rate	34.2%	28.1%	50.5%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$314,202	$488,404
Unrealized loss on investments, net	12,509	8,718
Accrued expenses	29,487	28,614
Stock-based compensation	1,032	612
Other assets	5,118	10,642
Total deferred tax assets	362,348	536,990
Valuation allowance	(27,874)	(29,514)
Deferred tax assets after valuation allowance	334,474	507,476

Deferred tax liabilities:
Depreciation and amortization	(781,370)	(887,021)
Other liabilities	(1,638)	(748)
Total deferred tax liabilities	(783,008)	(887,769)
Total net deferred tax liabilities	$(448,534)	$(380,293)

Current portion of net deferred tax assets (1)	$—	$157,949
Noncurrent portion of net deferred tax liabilities	(448,534)	(538,242)
Total net deferred tax liabilities	$(448,534)	$(380,293)

(1)         In 2015, we early adopted ASU 2015-17 (see Note 2), which resulted in the classification of all of our deferred taxes as noncurrent as of December 31, 2015.  We did not retrospectively reclassify our current deferred tax balances as of December 31, 2014.

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $27.9 million and $29.5 million as of December 31, 2015 and 2014, respectively.  The change in the valuation allowance primarily relates to a decrease in realized and unrealized losses that are capital in nature, partially offset by an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  As of December 31, 2015, we had net operating loss carryforwards of $766.1 million, including $58.8 million of foreign net operating loss carryforwards.  A substantial portion of these net operating loss carryforwards will begin to expire in 2029.  As of December 31, 2015, we have tax credit carryforwards of $29.9 million and $2.4 million for federal and state income tax purposes, respectively, to offset future tax liabilities.  If not utilized, the federal tax credit carryforwards will begin to expire in 2026 and the state tax credit carryforwards will begin to expire in 2016.

As of December 31, 2015, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax.  As of December 31, 2015, we are currently under a U.S. federal income tax examination for fiscal years 2009 and 2010.  We also file income tax returns in the United Kingdom, Brazil, India and a number of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

other foreign jurisdictions.  We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003.  As of December 31, 2015, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2012.  We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2015	2014	2013
	(In thousands)
Balance as of beginning of period	$3,508	$3,632	$3,480
Additions based on tax positions related to the current year	—	—	81
Additions based on tax positions related to prior years	—	—	186
Reductions based on tax positions related to prior years	—	(81)	—
Reductions based on tax settlements	—	(43)	(115)
Balance as of end of period	$3,508	$3,508	$3,632

As of December 31, 2015, we had $3.5 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  As of December 31, 2014, we had $3.5 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2015, 2014 and 2013, our income tax provision or benefit included an insignificant amount of interest and penalties.

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

Note 12.              Employee Benefit Plans

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 2.5 million shares of EchoStar Class A common stock.  As of December 31, 2015, EchoStar had 0.8 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year.  The purchase price of the stock is 85.0% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of EchoStar Class A common stock are deemed sold to an employee under the ESPP.  For the years ended December 31, 2015, 2014 and 2013, employee purchases of EchoStar Class A common stock through the ESPP totaled 0.2 million shares, 0.2 million shares and 0.1 million shares, respectively.

401(k) Employee Savings Plans

Under the EchoStar 401(k) Plan (“the Plan”), eligible employees were entitled to contribute up to 75.0% of their compensation subject to the Internal Revenue Service (“IRS”) limit of $18,000 (or $24,000 for employees eligible to make Catch-Up contributions) in 2015.  We amended the Plan in October 2015 to provide eligible employees with the option to make after-tax contributions (“Roth 401(k) contributions”) to the Plan so that they may contribute up to 75% of their compensation on a pre-tax and/or after-tax basis subject to the IRS limit.  For Roth 401(k) contributions, earnings receive favorable tax treatment upon distribution as long as certain conditions are met.  All

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

employee contributions to the Plan are immediately vested.  We will match 50 cents on the dollar for the first 6.0% of each employee’s salary contributions to the Plan for a total of 3.0% match on a pre-tax basis up to a maximum of $7,500 annually.  The Company match is calculated each pay period there is an employee contribution.  The Company’s contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of service.  Forfeitures of unvested participant balances which were retained by the EchoStar 401(k) Plan may be used to fund matching and discretionary contributions.  The EchoStar board of directors may also authorize an annual discretionary contribution to the Plan to be made in cash or our stock, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended.

For the years ended December 31, 2015, 2014 and 2013, we recognized an expense of $4.0 million, $3.3 million and $2.9 million, respectively, for matching contributions, net of forfeitures and an expense of 5.2 million, $5.0 million and $5.0 million, respectively, for discretionary contributions, net of forfeitures to the Plan.

Note 13.              Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2015:

	Payments due in the Year Ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Long-term debt	$1,890,803	$803	$—	$—	$990,000	$—	$900,000
Capital lease obligations	325,745	29,481	32,824	36,287	40,143	44,558	142,452
Interest on long-term debt and capital lease obligations	761,563	165,978	162,787	159,265	123,191	86,697	63,645
Satellite-related obligations	913,758	365,701	133,901	118,886	54,564	52,571	188,135
Operating lease obligations	88,843	19,006	16,838	10,874	9,393	8,512	24,220
Total	$3,980,712	$580,969	$346,350	$325,312	$1,217,291	$192,338	$1,318,452

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements. We incurred satellite related expenses of $116.5 million, $127.4 million and $145.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Rent Expense

For the years ended December 31, 2015, 2014 and 2013, we recorded $17.5 million, $17.2 million and $18.5 million, respectively, of operating lease expense relating to the leases of office space, equipment, and other facilities.

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

Litigation

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business activities.  Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate.  We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.  There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals.  Legal fees and other costs of defending litigation are charged to expense as incurred.

For certain cases described below, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, operating results or

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

We intend to vigorously defend the proceedings against us.  In the event that a court ultimately rules against us, we may be subject to adverse consequences, including, without limitation, substantial damages, which may include treble damages, fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers.  In addition, adverse decisions against DISH Network in the proceedings described below could decrease the number of products and components we sell to DISH Network, which could have a material adverse effect on our business operations and our financial condition, results of operation and cash flows.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On April 20, 2015, the defendants filed motions to dismiss portions of Elbit’s amended complaint.  On January 15, 2016, the defendants filed a petition challenging the validity of the 073 patent and the 874 patent.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Kappa Digital, LLC

On June 1, 2015, Kappa Digital LLC (“Kappa”) filed suit against our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 6,349,135, entitled “Method and System for a Wireless Digital Message Service.”  Kappa generally alleges that HNS’ “HughesNet Gen 4 residential internet service/systems” and “HughesNet Business Broadband service/systems” infringe its asserted patent.  Kappa is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  On February 1, 2016, Kappa filed a motion to dismiss its claims with prejudice and on February 2, 2016, the action was dismissed accordingly.

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

Two-Way Media Ltd

On February 17, 2016, Two-Way Media Ltd (“TWM”) filed a complaint against EchoStar Corporation and its subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C.  TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.”  TWM alleges that the SlingTV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and Sling-enabled DISH DVRs, infringe the asserted patents.  TWM is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  As part of our ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

responsible for enforcing the laws and regulations to which the Company is subject.  Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the federal government.  Some states have adopted similar state whistleblower and false claims provisions.  In addition, the Company from time to time receives inquiries from federal, state and foreign agencies regarding compliance with various laws and regulations.

In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial position, results of operations or cash flows, though the resolutions and outcomes, individually or in the aggregate, could be material to our financial position, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

The Company indemnifies its directors, officers and employees for certain liabilities that might arise from the performance of their responsibilities for the Company.  Additionally, in the normal course of its business, the Company enters into contracts pursuant to which the Company may make a variety of representations and warranties and indemnify the counterparty for certain losses.  The Company’s possible exposure under these arrangements cannot be reasonably estimated as this involves the resolution of claims made, or future claims that may be made, against the Company or its officers, directors or employees, the outcomes of which are unknown and not currently predictable or estimable.

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

For the years ended December 31, 2015, 2014 and 2013, transactions between segments were not significant.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenue, capital expenditures, and EBITDA for each of our operating segments:

		EchoStar	All
		Satellite	Other and	Consolidated
	Hughes	Services	Eliminations	Total
	(In thousands)
For the Year Ended December 31, 2015
Net revenue:
External revenue	$1,344,945	$489,842	$2,345	$1,837,132
Intersegment revenue	$2,395	$749	$(3,144)	$0
Total revenue	$1,347,340	$490,591	$(799)	$1,837,132
Capital expenditures	$285,499	$101,215	$—	$386,714
EBITDA	$396,684	$412,607	$(4,699)	$804,592
For the Year Ended December 31, 2014
Net revenue:
External revenue	$1,325,887	$481,579	$511	$1,807,977
Intersegment revenue	$1,831	$2,876	$(4,707)	$—
Total revenue	$1,327,718	$484,455	$(4,196)	$1,807,977
Capital expenditures	$218,607	$28,734	$—	$247,341
EBITDA	$356,871	$419,442	$5,137	$781,450
For the Year Ended December 31, 2013
Net revenue:
External revenue	$1,215,783	$326,828	$—	$1,542,611
Intersegment revenue	$2,343	$3,349	$(5,412)	$280
Total revenue	$1,218,126	$330,177	$(5,412)	$1,542,891
Capital expenditures	$186,561	$12,700	$—	$199,261
EBITDA	$281,513	$235,993	$4,321	$521,827

The following table reconciles total consolidated EBITDA to reported “Income (loss) before income taxes” in our consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
EBITDA	$804,592	$781,450	$521,827
Interest income and expense, net	(164,734)	(188,024)	(189,575)
Depreciation and amortization	(430,127)	(452,138)	(403,476)
Net income attributable to noncontrolling interests	1,617	1,389	876
Income (loss) before income taxes	$211,348	$142,677	$(70,348)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes total long-lived assets and revenue attributed to the North America and other foreign locations.

	As of December 31,
Long-lived assets:	2015	2014
	(In thousands)
North America:
United States	$3,266,471	$3,352,000
Other	1,076	399
All other	89,106	55,100
Total long-lived assets	$3,356,653	$3,407,499

	For the Years Ended December 31,
Revenue:	2015	2014	2013
	(In thousands)
North America:
United States	$1,516,627	$1,470,481	$1,226,326
Other	67,648	80,264	85,145
All other	252,857	257,232	231,420
Total revenue	$1,837,132	$1,807,977	$1,542,891

Transactions with Major Customers.  For the years ended December 31, 2015, 2014 and 2013, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$105,181	$112,692	$113,869
EchoStar Satellite Services segment	423,465	407,236	247,174
All Other and Eliminations	959	—	—
Total DISH Network	529,605	519,928	361,043
All other	1,307,527	1,288,049	1,181,848
Total revenue	$1,837,132	$1,807,977	$1,542,891

Percentage of total revenue:
DISH Network	28.8%	28.8%	23.4%
All other	71.2%	71.2%	76.6%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 15.              Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2015:
Total revenue	$450,234	$459,476	$464,031	$463,391
Operating income	$90,992	$98,984	$99,357	$93,671
Net income	$29,376	$27,473	$37,232	$44,903
Net income attributable to HSS	$29,007	$27,045	$37,023	$44,292

Year ended December 31, 2014:
Total revenue	$414,313	$457,671	$465,680	$470,313
Operating income	$58,613	$86,911	$91,317	$89,256
Net income (loss)	$11,621	$28,002	$36,727	$26,232
Net income (loss) attributable to HSS	$11,322	$27,574	$36,351	$25,946

Note 16.              Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $16.5 million, $13.2 million and $11.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

We participate in certain of EchoStar’s shared services arrangements for its subsidiaries in the ordinary course of business, including arrangements for payroll, accounts payable and cash management.  From time to time in connection with the processing of transactions under these arrangements, we may pay or receive amounts attributable to other domestic subsidiaries of EchoStar.  We report net payments on behalf of other subsidiaries in “Advances to affiliates, net” within current assets and we report net receipts on behalf of other subsidiaries in “Advances from affiliates, net” within current liabilities in our consolidated balance sheets.  No repayment schedule for these net advances has been determined.

EchoStar and certain of its subsidiaries have provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2017 and 2018.  Advances under these agreements bear interest at annual rates ranging from one to three percent, subject to periodic adjustment based on the one-year U.S. LIBOR rate.  We report amounts payable under these agreements in “Advances from affiliates” within noncurrent liabilities in our consolidated balance sheets.

EchoStar XXI Launch Facilitation and Operational Control Agreement.  To facilitate compliance with certain requirements of the UK Space Agency with respect to the development of EchoStar’s mobile satellite services business in Europe, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into an agreement in June 2015 to transfer to HNS Ltd., EOC’s launch service contract for the EchoStar XXI satellite and to grant HNS Ltd. certain rights to control the in-orbit operations of the satellite.  EOC retained ownership of the EchoStar XXI satellite, which is currently under construction and scheduled to be launched in 2016.  We recorded a $52.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our consolidated balance sheet to reflect EOC’s cumulative

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

payments under the launch service prior to the transfer date.  EOC also contracted to make future payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under the launch service contract.  Those payments will be recorded as increases in “Additional paid-in capital” upon receipt. HNS Ltd.’s future payments under the launch service contract are included in our disclosure of satellite-related obligations in Note 13.

Brazil Authorization Transfer.  In 2012, one of our Brazilian subsidiaries acquired an authorization from ANATEL, the Brazilian communications regulatory authority, to operate in certain frequencies at the 45 degree west longitude orbital location (“Brazilian Authorization”) using proceeds from a loan from EchoStar (“Brazil Loan”).  In August 2013, the Brazilian Authorization, which had a carrying amount of $65.5 million, was transferred to a Brazilian subsidiary of EchoStar in exchange for $10.2 million in cash and forgiveness of the Brazil Loan, which had a balance of $59.7 million on the transfer date.  In accordance with accounting principles that apply to transfer of assets between entities under common control, we increased “Additional Paid in Capital” by the $4.4 million excess of the consideration received over the carrying amount of the Brazilian Authorization.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 3 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business.  In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 3, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network has elected not to renew the satellite services agreement relative to the EchoStar I satellite.  The agreement for the EchoStar I satellite expired pursuant to its terms effective November 2015.  In December 2015, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2017.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar VIII.  In May 2013, DISH Network began receiving satellite services from us on the EchoStar VIII satellite as an in-orbit spare.  Effective March 2014, this satellite services arrangement converted to a month-to-month service agreement with both parties having the right to terminate upon 30 days’ notice.  The agreement terminated in accordance with its terms effective November 2015.

EchoStar IX.  Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite.  Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII.  DISH Network receives satellite services from us on the EchoStar XII satellite.  The term of the satellite services agreement terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails or the date the transponder(s) on which the service was being provided under the agreement fails; or (iii) September 2017.  DISH Network generally has the option to renew the agreement on a year-to-year basis through the end of the satellite’s life.  There can be no assurance that any options to renew this agreement will be exercised.

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised.  In the event that we or DISH Network does not exercise the six-year renewal option or DISH does not exercise the five-year renewal options, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price.  If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

Nimiq 5 Agreement.  In September 2009, we entered into a fifteen-year satellite service agreement with Telesat to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  In September 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network receives satellite services from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched in September 2011 and was placed into service during November 2011 at the 67.1 degree west longitude orbital location.  In the interim, we provided DISH Network with alternate capacity at the 77 degree west longitude orbital location.  In February 2013, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

103 Degree Orbital Location/SES-3.  In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”).  In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights.  Unless earlier terminated under the terms and conditions of the DISH 103 Spectrum Development Agreement, the term generally will continue for the duration of the 103 Spectrum Rights.

In connection with the 103 Spectrum Development Agreement, in May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location.  In June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us commencing in June 2013 on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) ten years following the service commencement date.  Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

Satellite and Tracking Stock Transaction.  In February 2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services on these five satellites from us.  See Note 3 for further information.

TT&C Agreement.  Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network and its subsidiaries for a period ending in December 2016 (the “2012 TT&C Agreement”).  The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

In connection with the Satellite and Tracking Stock Transaction, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 2014, we provide TT&C services for DISH Network’s D-1 satellite.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Blockbuster Agreements.  In April 2011, DISH Network acquired substantially all of the assets of Blockbuster, Inc. (the “Blockbuster Acquisition”).  In June 2011, we completed the Hughes Acquisition.  HNS provided certain broadband products and services to Blockbuster, Inc. (with its subsidiaries, “Blockbuster”) pursuant to an agreement that was entered into prior to the Blockbuster Acquisition and the Hughes Acquisition.  Subsequent to both the Blockbuster Acquisition and the Hughes Acquisition, Blockbuster entered into a new agreement with HNS pursuant to which Blockbuster could continue to purchase broadband products and services from our Hughes segment.

Effective February 2014, all services to all Blockbuster locations, including Blockbuster franchisee locations, terminated in connection with the closing of all of the Blockbuster retail locations.

Radio Access Network Agreement.  In November 2012, HNS entered into an agreement with DISH Network L.L.C. pursuant to which HNS constructed for DISH Network a ground-based satellite radio access network for a fixed fee.  The parties mutually agreed to terminate this agreement in December 2014.

TerreStar Agreement.  In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”).  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services for TerreStar’s satellite gateway and associated ground infrastructure.  These agreements generally may be terminated by DISH Network at any time for convenience.

Hughes Broadband Distribution Agreement.  Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and, beginning in January 2014, based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement through March 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement.  In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into an agreement pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  This agreement will expire in February 2017.

“Cost of sales — services and other — DISH Network”

Satellite Services Received from DISH Network.  Since the Spin-off, EchoStar entered into certain satellite services agreements pursuant to which it receives certain satellite services from DISH Network on certain satellites owned or leased by DISH Network.  The fees for the services provided under these satellite services agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service term.  In November 2012, HNS entered into a satellite service agreement pursuant to which HNS received satellite services from DISH Network on the D-1 satellite for research and development.  This agreement terminated in June 2014.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“General and administrative expenses — DISH Network”

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed in January 2016 for an additional one-year period until January 2017 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Real Estate Lease Agreements.  We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network.  The rent on a per square foot basis for each of the leases is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.  The license for certain space at 796 East Utah Valley Drive in American Fork, Utah is for a period ending in July 2017, subject to the terms of the underlying lease agreement.  In connection with the Exchange Agreement, this license was terminated in August 2014.

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

In light of the tax sharing agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an amount that includes $93.1 million of the federal tax benefit they received as a result of our operations.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In February 2008, HNS agreed to make available to Hughes Systique a term loan facility of up to $1.5 million.  Also in 2008, HNS funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, HNS funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The loans bear interest at 6%, payable annually, and are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, Hughes and Hughes Systique amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect current market conditions.  The loans, as amended, matured on May 1, 2015.  In April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loans.  As of December 31, 2015, the principal outstanding amount of the loans was $0.7 million.  In addition to our 44.0% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2015.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $23.3 million, $23.3 million and $22.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015 and 2014, we had trade accounts receivable from Dish Mexico of approximately $10.6 million and $3.9 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  For the years ended December 31, 2015, 2014 and 2013, we recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $2.7 million, $3.3 million and $1.8 million, respectively.  As of December 31, 2015 and 2014, we had trade accounts receivable from Deluxe of approximately $0.1 million and $0.2 million, respectively.

Note 17.         Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 6 1/2% Senior Secured Notes due 2019 and 7 5/8 % Senior Unsecured Notes due 2021 (collectively, the “Notes”), which were issued on June 1, 2011.  See Note 10 for further information on the Notes.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The indentures governing the Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of certain of our subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, or enter into transactions with affiliates.

We have corrected errors in the presentation of certain assets and liabilities as of December 31, 2014 and in the presentation of our results of operations and cash flows for the year ended December 31, 2013 in the following condensed consolidating financial information.  We do not believe these errors were material to the condensed consolidating financial information or to our consolidated financial statements.  The errors were limited to the supplemental guarantor and non-guarantor financial information and did not affect any other reported amounts or disclosures in our consolidated financial statements.

	As of December 31, 2014
	HSS		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
	(In thousands)
Condensed Balance Sheet Data
Assets:
Advances to affiliates, net	$10	$10	$191,384	$719,449	$—	$4,937	$(190,658)	$(723,660)
Other current assets	$39	$133,442	$176,657	$38,774	$24,296	$24,296	$(4,480)	$—
Investment in subsidiaries	$3,038,984	$3,038,984	$83,644	$86,306	$—	$—	$(3,122,628)	$(3,125,290)
Other noncurrent assets, net	$39,062	$330,444	$128,794	$128,794	$9,772	$9,772	$—	$(291,382)
Total assets	$3,619,550	$4,044,335	$4,197,819	$4,590,663	$167,397	$172,334	$(3,320,182)	$(4,142,748)

Liabilities and Shareholders’ Equity:
Advances from affiliates, net	$193,671	$666,400	$1,494	$56,830	$19,285	$24,222	$(190,658)	$(723,660)
Accrued expenses and other	$66,000	$18,056	$81,337	$124,801	$29,757	$29,757	$(4,480)	$—
Other long-term liabilities	$—	$—	$631,190	$922,572	$75	$75	$—	$(291,382)
Total HSS shareholders’ equity (deficit)	$1,359,584	$1,359,584	$3,038,984	$3,041,646	$83,644	$83,644	$(3,122,628)	$(3,125,290)
Total liabilities and shareholders’ equity (deficit)	$3,619,550	$4,044,335	$4,197,819	$4,590,663	$167,397	$172,334	$(3,320,182)	$(4,142,748)

	For the Year Ended December 31, 2013
	HSS		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
	(In thousands)
Condensed Statement of Operations Data
Equity in earnings (losses) of subsidiaries	$(69,638)	$(68,059)	$5,896	$5,896	$—	$—	$63,742	$62,163
Income tax benefit (provision), net	$(19,546)	$(21,125)	$61,357	$62,936	$(6,286)	$(6,286)	$—	$—
Net income (loss) attributable to HSS	$(35,699)	$(35,699)	$(69,278)	$(67,699)	$5,536	$5,536	$63,742	$62,163
Comprehensive income (loss) attributable to HSS	$(40,804)	$(40,804)	$(76,341)	$(74,762)	$(1,527)	$(1,527)	$77,868	$76,289

	For the Year Ended December 31, 2013
	HSS		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted	As previously reported	As adjusted
	(In thousands)
Condensed Statement of Cash Flows Data
Cash Flows From Operating Activities:
Net income (loss)	$(35,699)	$(35,699)	$(69,278)	$(67,699)	$6,412	$6,412	$63,742	$62,163
Adjustments to reconcile net income (loss) to net cash flows from operating activities:	$172,603	$172,603	$248,040	$246,461	$(30)	$(30)	$(63,742)	$(62,163)

The condensed consolidating financial information presented below should be read in conjunction with our consolidated financial statements and notes thereto included herein.

Consolidating Balance Sheet as of December 31, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$300,634	$55,767	$26,589	$—	$382,990
Marketable investment securities	238,249	15,094	—	—	253,343
Trade accounts receivable, net	—	101,923	37,587	—	139,510
Trade accounts receivable - DISH Network, net	—	21,258	—	—	21,258
Inventory	—	39,948	8,849	—	48,797
Advances to affiliates, net	10	807,341	6,244	(766,208)	47,387
Other current assets	40	24,565	26,890	—	51,495
Total current assets	538,933	1,065,896	106,159	(766,208)	944,780
Restricted cash and cash equivalents	11,985	7,500	655	—	20,140
Property and equipment, net	—	2,181,495	83,907	—	2,265,402
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	115,420	—	—	115,420
Investments in unconsolidated entities	—	41,481	—	—	41,481
Investment in subsidiaries	3,350,914	166,739	—	(3,517,653)	—
Advances to affiliates	700	678	—	(1,378)	—
Other noncurrent assets, net	285,762	135,970	72,255	(254,486)	239,501
Total assets	$4,188,294	$4,691,010	$262,976	$(4,539,725)	$4,602,555
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$86,477	$11,171	$—	$97,648
Trade accounts payable - DISH Network	—	19	—	—	19
Current portion of long-term debt and capital lease obligations	—	28,829	1,455	—	30,284
Advances from affiliates, net	739,810	5,307	24,863	(766,207)	3,773
Accrued expenses and other	28,154	130,532	22,550	—	181,236
Total current liabilities	767,964	251,164	60,039	(766,207)	312,960
Long-term debt and capital lease obligations, net of current portion	1,890,000	295,060	1,204	—	2,186,264
Advances from affiliates	—	—	26,661	(1,378)	25,283
Other non-current liabilities	—	790,843	52	(254,487)	536,408
Total HSS shareholders’ equity (deficit)	1,530,330	3,353,943	163,710	(3,517,653)	1,530,330
Noncontrolling interests	—	—	11,310	—	11,310
Total liabilities and shareholders’ equity (deficit)	$4,188,294	$4,691,010	$262,976	$(4,539,725)	$4,602,555

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheet as of December 31, 2014 (As Adjusted)

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$142,762	$51,592	$31,203	$—	$225,557
Marketable investment securities	388,440	6,552	—	—	394,992
Trade accounts receivable, net	—	96,881	43,312	—	140,193
Trade accounts receivable - DISH Network, net	—	19,118	131	—	19,249
Inventory	—	42,996	8,601	—	51,597
Advances to affiliates, net	10	719,449	4,937	(723,660)	736
Other current assets	133,442	38,774	24,296	—	196,512
Total current assets	664,654	975,362	112,480	(723,660)	1,028,836
Restricted cash and cash equivalents	9,553	7,500	599	—	17,652
Property and equipment, net	—	2,225,085	49,483	—	2,274,568
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	157,100	—	—	157,100
Investments in unconsolidated entities	—	32,969	—	—	32,969
Investment in subsidiaries	3,038,984	86,306	—	(3,125,290)	—
Advances to affiliates	700	1,716	—	(2,416)	—
Other noncurrent assets, net	330,444	128,794	9,772	(291,382)	177,628
Total assets	$4,044,335	$4,590,663	$172,334	$(4,142,748)	$4,664,584
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$295	$82,928	$10,560	$—	$93,783
Trade accounts payable - DISH Network	—	18	—	—	18
Current portion of long-term debt and capital lease obligations	—	37,979	1,767	—	39,746
Advances from affiliates, net	666,400	56,830	24,222	(723,660)	23,792
Accrued expenses and other	18,056	124,801	29,757	—	172,614
Total current liabilities	684,751	302,556	66,306	(723,660)	329,953
Long-term debt and capital lease obligations, net of current portion	2,000,000	323,889	1,528	—	2,325,417
Advances from affiliates	—	—	10,768	(2,416)	8,352
Other non-current liabilities	—	922,572	75	(291,382)	631,265
Total HSS shareholders’ equity (deficit)	1,359,584	3,041,646	83,644	(3,125,290)	1,359,584
Noncontrolling interests	—	—	10,013	—	10,013
Total liabilities and shareholders’ equity (deficit)	$4,044,335	$4,590,663	$172,334	$(4,142,748)	$4,664,584

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Operations for the Year Ended December 31, 2015

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$976,507	$140,619	$(21,877)	$1,095,249
Services and other revenue - DISH Network	—	518,734	119	—	518,853
Equipment revenue - other	—	200,605	30,678	(19,005)	212,278
Equipment revenue - DISH Network	—	10,752	—	—	10,752
Total revenue	—	1,706,598	171,416	(40,882)	1,837,132
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	447,106	99,513	(21,148)	525,471
Cost of sales - equipment (exclusive of depreciation and amortization)	—	190,200	22,581	(17,244)	195,537
Selling, general and administrative expenses	—	245,725	33,381	(2,490)	276,616
Research and development expenses	—	26,377	—	—	26,377
Depreciation and amortization	—	423,923	6,204	—	430,127
Total costs and expenses	—	1,333,331	161,679	(40,882)	1,454,128
Operating income	—	373,267	9,737	—	383,004
Other Income (Expense):
Interest income	3,339	171	1,013	(107)	4,416
Interest expense, net of amounts capitalized	(142,215)	(29,093)	2,051	107	(169,150)
Loss from partial redemption of debt	(5,044)	—	—	—	(5,044)
Other-than-temporary impairment loss on marketable investment securities	(6,139)	—	—	—	(6,139)
Gains (losses) on marketable investment securities, net	15	(6,478)	—	—	(6,463)
Equity in earnings of unconsolidated affiliate	—	8,502	—	—	8,502
Equity in earnings (losses) of subsidiaries, net	239,199	4,705	—	(243,904)	—
Other, net	(5,468)	11,054	(3,364)	—	2,222
Total other income (expense), net	83,687	(11,139)	(300)	(243,904)	(171,656)
Income (loss) before income taxes	83,687	362,128	9,437	(243,904)	211,348
Income tax benefit (provision), net	53,680	(122,564)	(3,480)	—	(72,364)
Net income (loss)	137,367	239,564	5,957	(243,904)	138,984
Less: Net income attributable to noncontrolling interests	—	—	1,617	—	1,617
Net income (loss) attributable to HSS	$137,367	$239,564	$4,340	$(243,904)	$137,367
Comprehensive Income (Loss):
Net income (loss)	$137,367	$239,564	$5,957	$(243,904)	$138,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(25,012)	—	(25,012)
Unrealized (gains) losses on marketable investment securities and other	(2,478)	(1,800)	76	—	(4,202)
Recognition of other-than-temporary loss on marketable investment securities in net income (loss)	6,139	—	—	—	6,139
Recognition of realized gains on marketable investment securities included in net income (loss)	(15)	—	—	—	(15)
Equity in other comprehensive income (loss) of subsidiaries, net	(26,416)	(24,616)	—	51,032	—
Total other comprehensive income (loss), net of tax	(22,770)	(26,416)	(24,936)	51,032	(23,090)
Comprehensive income (loss)	114,597	213,148	(18,979)	(192,872)	115,894
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,297	—	1,297
Comprehensive income (loss) attributable to HSS	$114,597	$213,148	$(20,276)	$(192,872)	$114,597

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Operations for the Year Ended December 31, 2014

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$938,382	$162,400	$(23,681)	$1,077,101
Services and other revenue - DISH Network	—	487,286	699	—	487,985
Equipment revenue - other	—	196,921	31,907	(17,880)	210,948
Equipment revenue - DISH Network	—	31,943	—	—	31,943
Total revenue	—	1,654,532	195,006	(41,561)	1,807,977
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	441,777	117,822	(23,681)	535,918
Cost of sales - equipment (exclusive of depreciation and amortization)	—	201,890	23,331	(16,199)	209,022
Selling, general and administrative expenses	—	233,392	32,899	(1,681)	264,610
Research and development expenses	—	20,192	—	—	20,192
Depreciation and amortization	—	443,946	8,192	—	452,138
Total costs and expenses	—	1,341,197	182,244	(41,561)	1,481,880
Operating income	—	313,335	12,762	—	326,097
Other Income (Expense):
Interest income	197,610	344	1,454	(196,174)	3,234
Interest expense, net of amounts capitalized	(145,938)	(240,057)	(1,437)	196,174	(191,258)
Gains (losses) on marketable investment securities, net	25	(57)	—	—	(32)
Equity in earnings of unconsolidated affiliate	—	5,121	—	—	5,121
Equity in earnings (losses) of subsidiaries, net	68,212	5,779	—	(73,991)	—
Other, net	—	822	(1,307)	—	(485)
Total other income (expense), net	119,909	(228,048)	(1,290)	(73,991)	(183,420)
Income (loss) before income taxes	119,909	85,287	11,472	(73,991)	142,677
Income tax provision, net	(18,716)	(16,705)	(4,674)	—	(40,095)
Net income (loss)	101,193	68,582	6,798	(73,991)	102,582
Less: Net income attributable to noncontrolling interests	—	—	1,389	—	1,389
Net income (loss) attributable to HSS	$101,193	$68,582	$5,409	$(73,991)	$101,193
Comprehensive Income (Loss):
Net income (loss)	$101,193	$68,582	$6,798	$(73,991)	$102,582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,789)	—	(8,789)
Unrealized gains (losses) on marketable investment securities and other	(4,150)	—	(32)	—	(4,182)
Recognition of realized loss on marketable investment securities included in net income (loss)	32	—	—	—	32
Equity in other comprehensive income (loss) of subsidiaries, net	(8,584)	(8,584)	—	17,168	—
Total other comprehensive income (loss), net of tax	(12,702)	(8,584)	(8,821)	17,168	(12,939)
Comprehensive income (loss)	88,491	59,998	(2,023)	(56,823)	89,643
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,152	—	1,152
Comprehensive income (loss) attributable to HSS	$88,491	$59,998	$(3,175)	$(56,823)	$88,491

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Operations for the Year Ended December 31, 2013 (As Adjusted)

(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$854,266	$153,936	$(21,179)	$987,023
Services and other revenue - DISH Network	—	291,242	682	—	291,924
Equipment revenue - other	—	184,322	43,838	(33,335)	194,825
Equipment revenue - DISH Network	—	69,119	—	—	69,119
Total revenue	—	1,398,949	198,456	(54,514)	1,542,891
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	417,183	105,659	(20,708)	502,134
Cost of sales - equipment (exclusive of depreciation and amortization)	—	231,043	38,204	(32,144)	237,103
Selling, general and administrative expenses	—	208,804	32,122	(1,662)	239,264
Research and development expenses	—	21,845	—	—	21,845
Depreciation and amortization	—	396,672	6,804	—	403,476
Impairment of long-lived asset	—	34,664	—	—	34,664
Total costs and expenses	—	1,310,211	182,789	(54,514)	1,438,486
Operating income	—	88,738	15,667	—	104,405
Other Income (Expense):
Interest income	198,979	5,680	1,280	(198,452)	7,487
Interest expense, net of amounts capitalized	(145,526)	(247,761)	(2,227)	198,452	(197,062)
Gains (losses) on marketable investment securities, net	(871)	2,552	—	—	1,681
Equity in earnings of unconsolidated affiliate	—	4,288	—	—	4,288
Equity in earnings (losses) of subsidiaries, net	(68,059)	5,896	—	62,163	—
Other, net	903	9,972	(2,022)	—	8,853
Total other expense, net	(14,574)	(219,373)	(2,969)	62,163	(174,753)
Income (loss) before income taxes	(14,574)	(130,635)	12,698	62,163	(70,348)
Income tax benefit (provision), net	(21,125)	62,936	(6,286)	—	35,525
Net income (loss)	(35,699)	(67,699)	6,412	62,163	(34,823)
Less: Net income attributable to noncontrolling interests	—	—	876	—	876
Net income (loss) attributable to HSS	$(35,699)	$(67,699)	$5,536	$62,163	$(35,699)
Comprehensive Income (Loss):
Net income (loss)	$(35,699)	$(67,699)	$6,412	$62,163	$(34,823)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(7,981)	—	(7,981)
Unrealized gains on marketable investment securities and other	1,990	—	32	—	2,022
Recognition of realized gain on marketable investment securities included in net income (loss)	(32)	—	—	—	(32)
Equity in other comprehensive income (loss) of subsidiaries, net	(7,063)	(7,063)	—	14,126	—
Total other comprehensive income (loss), net of tax	(5,105)	(7,063)	(7,949)	14,126	(5,991)
Comprehensive income (loss)	(40,804)	(74,762)	(1,537)	76,289	(40,814)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income (loss) attributable to HSS	$(40,804)	$(74,762)	$(1,527)	$76,289	$(40,804)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2015

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$137,367	$239,564	$5,957	$(243,904)	$138,984
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	423,923	6,204	—	430,127
Deferred tax provision (benefit)	(44,718)	113,561	(832)	—	68,011
Changes in operating assets and liabilitities	77,534	(381,183)	(1,887)	243,904	(61,632)
Net cash flows from operating activities	170,183	395,865	9,442	—	575,490
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(208,821)	—	—	—	(208,821)
Sales and maturities of marketable investment securities	355,202	—	—	—	355,202
Purchases of property and equipment	—	(325,405)	(61,309)	—	(386,714)
Changes in restricted cash and cash equivalents	(2,432)	—	(56)	—	(2,488)
Investment in subsidiary	(43,000)	(48,043)	—	91,043	—
Expenditures for externally marketed software	—	(22,327)	—	—	(22,327)
Other, net	—	1,490	(11,875)	(1,500)	(11,885)
Net cash flows from investing activities	100,949	(394,285)	(73,240)	89,543	(277,033)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	43,000	48,043	(91,043)	—
Repayment of Senior Secured Notes and related premium	(113,300)	—	—	—	(113,300)
Repayment of other long-term debt and capital lease obligations	—	(33,478)	(5,963)	—	(39,441)
Advances from affiliates	—	—	20,002	—	20,002
Other, net	40	(6,927)	233	1,500	(5,154)
Net cash flows from financing activities	(113,260)	2,595	62,315	(89,543)	(137,893)
Effect of exchange rates on cash and cash equivalents	—	—	(3,131)	—	(3,131)
Net increase (decrease) in cash and cash equivalents	157,872	4,175	(4,614)	—	157,433
Cash and cash equivalents, at beginning of year	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of year	$300,634	$55,767	$26,589	$—	$382,990

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2014

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$101,193	$68,582	$6,798	$(73,991)	$102,582
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	443,946	8,192	—	452,138
Deferred tax provision (benefit)	(157,524)	192,483	(1,467)	—	33,492
Changes in operating assets and liabilities	378,812	(395,963)	8,520	73,991	65,360
Net cash flows from operating activities	322,481	309,048	22,043	—	653,572
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(509,814)	—	—	—	(509,814)
Sales and maturities of marketable investment securities	234,970	—	—	—	234,970
Purchases of property and equipment	—	(220,664)	(26,677)	—	(247,341)
Changes in restricted cash and cash equivalents	(2,549)	—	11	—	(2,538)
Expenditures for externally marketed software	—	(22,955)	—	—	(22,955)
Other, net	(10,601)	(35)	—	10,601	(35)
Net cash flows from investing activities	(287,994)	(243,654)	(26,666)	10,601	(547,713)
Cash Flows from Financing Activities:
Net proceeds from issuance of
Hughes Retail Preferred Tracking Stock (Note 2)	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(53,467)	(6,368)	—	(59,835)
Other	—	(5,276)	5,383	—	107
Net cash flows from financing activities	10,601	(48,142)	(985)	(10,601)	(49,127)
Effect of exchange rates on cash and cash equivalents	—	—	5,116	—	5,116
Net increase (decrease) in cash and cash equivalents	45,088	17,252	(492)	—	61,848
Cash and cash equivalents, at beginning of year	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of year	$142,762	$51,592	$31,203	$—	$225,557

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2013 (As Adjusted)

(In thousands)

		Guarantor	Non-Guarantor
	HSS	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$(35,699)	$(67,699)	$6,412	$62,163	$(34,823)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	396,672	6,804	—	403,476
Deferred tax provision (benefit)	29,432	(71,596)	1,057		(41,107)
Changes in operating assets and liabilitities	143,171	(78,615)	(7,891)	(62,163)	(5,498)
Net cash flows from operating activities	136,904	178,762	6,382	—	322,048
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(125,802)	—	—	—	(125,802)
Sales and maturities of marketable investment securities	57,399	—	—	—	57,399
Purchases of property and equipment	—	(188,862)	(10,399)	—	(199,261)
Transfer of regulatory authorization to DISH Network	—	23,148	—	—	23,148
Changes in restricted cash and cash equivalents	5,075	7,536	341	—	12,952
Expenditures for externally marketed software	—	(17,215)	—	—	(17,215)
Other, net	—	2,072	91	—	2,163
Net cash flows from investing activities	(63,328)	(173,321)	(9,967)	—	(246,616)
Cash Flows from Financing Activities:
Repayment of long-term debt and capital lease obligations	—	(58,973)	(4,533)	—	(63,506)
Contributions from parent	—	—	10,219	—	10,219
Other	—	(751)	3,467	—	2,716
Net cash flows from financing activities	—	(59,724)	9,153	—	(50,571)
Effect of exchange rates on cash and cash equivalents	—	—	2,629	—	2,629
Net increase (decrease) in cash and cash equivalents	73,576	(54,283)	8,197	—	27,490
Cash and cash equivalents, at beginning of year	24,098	88,623	23,498	—	136,219
Cash and cash equivalents, at end of year	$97,674	$34,340	$31,695	$—	$163,709

SCHEDULE II

Valuation and Qualifying Accounts

Our valuation and qualifying accounts as of December 31, 2015, 2014 and 2013 were as follows:

Allowance for doubtful accounts	Balance at Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the year ended:
December 31, 2015	$11,950	$6,637	$(7,140)	$11,447
December 31, 2014	$10,736	$7,337	$(6,123)	$11,950
December 31, 2013	$14,918	$7,448	$(11,630)	$10,736