Form 10-Q
period 2016-03-31
Hughes Satellite Systems Corp
filed 2016-05-10
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

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

As of May 3, 2016, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances;

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$420,928	$382,990
Marketable investment securities, at fair value	235,661	253,343
Trade accounts receivable, net of allowance for doubtful accounts of $12,974 and $11,447, respectively	128,954	139,510
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	19,706	21,258
Inventory	53,358	48,797
Prepaids and deposits	34,367	38,222
Advances to affiliates, net	62,416	47,387
Other current assets	12,336	13,273
Total current assets	967,726	944,780
Noncurrent Assets:
Restricted cash and cash equivalents	20,802	20,140
Property and equipment, net of accumulated depreciation of $2,229,836 and $2,138,642, respectively	2,310,837	2,265,402
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	106,748	115,420
Investments in unconsolidated entities	43,340	41,481
Other noncurrent assets, net	293,788	208,225
Total noncurrent assets	3,751,346	3,626,499
Total assets	$4,719,072	$4,571,279
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$97,854	$97,648
Trade accounts payable - DISH Network	6	19
Current portion of long-term debt and capital lease obligations, net of unamortized debt issuance costs	1,891,286	30,284
Advances from affiliates, net	3,629	3,773
Deferred revenue and prepayments	58,819	57,493
Accrued interest	41,349	8,310
Accrued compensation	16,507	18,932
Accrued expenses and other	71,533	96,501
Total current liabilities	2,180,983	312,960
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	288,465	2,154,988
Deferred tax liabilities, net	471,696	452,350
Advances from affiliates	28,098	25,283
Other noncurrent liabilities	83,621	84,058
Total noncurrent liabilities	871,880	2,716,679
Total liabilities	3,052,863	3,029,639
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,500,952	1,417,748
Accumulated other comprehensive loss	(46,781)	(54,116)
Accumulated earnings	200,617	166,698
Total HSS shareholders’ equity	1,654,788	1,530,330
Noncontrolling interests	11,421	11,310
Total shareholders’ equity	1,666,209	1,541,640
Total liabilities and shareholders’ equity	$4,719,072	$4,571,279

 The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Services and other revenue - other	$270,423	$269,679
Services and other revenue - DISH Network	113,075	131,441
Equipment revenue - other	42,859	48,051
Equipment revenue - DISH Network	2,769	1,063
Total revenue	429,126	450,234
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	124,577	129,918
Cost of sales - equipment (exclusive of depreciation and amortization)	43,108	45,211
Selling, general and administrative expenses	70,915	70,545
Research and development expenses	6,932	5,554
Depreciation and amortization	102,369	108,014
Total costs and expenses	347,901	359,242
Operating income	81,225	90,992

Other Income (Expense):
Interest income	1,914	1,099
Interest expense, net of amounts capitalized	(38,031)	(45,086)
Gains on marketable investment securities	215	—
Equity in earnings of unconsolidated affiliate	1,859	1,397
Other, net	6,889	(1,053)
Total other expense, net	(27,154)	(43,643)
Income before income taxes	54,071	47,349
Income tax provision, net	(20,041)	(17,973)
Net income	34,030	29,376
Less: Net income attributable to noncontrolling interests	111	369
Net income attributable to HSS	$33,919	$29,007

Comprehensive Income:
Net income	$34,030	$29,376
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,709	(10,234)
Unrealized gains (losses) on available-for-sale securities and other	(374)	1,557
Total other comprehensive income (loss), net of tax	7,335	(8,677)
Comprehensive income	41,365	20,699
Less: Comprehensive income attributable to noncontrolling interests	111	369
Comprehensive income attributable to HSS	$41,254	$20,330

The accompanying notes are an integral part of these condensed consolidated financial statements

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$34,030	$29,376
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	102,369	108,014
Equity in earnings of unconsolidated affiliate	(1,859)	(1,397)
Amortization of debt issuance costs	1,538	1,521
Gains on marketable investment securities	(215)	—
Stock-based compensation	1,208	1,220
Deferred tax provision	19,231	17,035
Changes in current assets and current liabilities, net	6,956	(9,568)
Changes in noncurrent assets and noncurrent liabilities, net	4,078	2,504
Other, net	(608)	(1,824)
Net cash flows from operating activities	166,728	146,881
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(134,572)	(90,594)
Sales and maturities of marketable investment securities	146,814	52,683
Purchases of property and equipment	(128,957)	(92,310)
Expenditures for externally marketed software	(5,959)	(4,944)
Changes in restricted cash and cash equivalents	(662)	(1,046)
Payment for EchoStar XXI launch services	(11,875)	—
Other, net	—	(9)
Net cash flows from investing activities	(135,211)	(136,220)
Cash Flows from Financing Activities:
Repayment of other debt and capital lease obligations	(8,214)	(15,038)
Advances from affiliates	2,504	—
Capital contribution from EchoStar	11,875	—
Other, net	213	779
Net cash flows from financing activities	6,378	(14,259)
Effect of exchange rates on cash and cash equivalents	43	(2,566)
Net increase (decrease) in cash and cash equivalents	37,938	(6,164)
Cash and cash equivalents, beginning of period	382,990	225,557
Cash and cash equivalents, end of period	$420,928	$219,393

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$10,182	$10,820
Capitalized interest	$7,033	$2,355
Cash paid for income taxes	$1,561	$975
Satellites and other assets financed under capital lease obligations	$77	$160
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500
Increase (decrease) in capital expenditures included in accounts payable, net	$(874)	$4,414
Transfer of EchoStar XXIII launch contract from EchoStar to HNS	$70,300	$—

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

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including its principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 3 below and in our most recent Annual Report on Form 10-K, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment including certain operations, assets and liabilities attributed to such business.

Note 2.                   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in accordance with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary.  We are deemed to have a controlling financial interest in other entities when we own more than 50 percent of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests.   All significant intercompany balances and transactions have been eliminated in consolidation.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our condensed consolidated financial statements.  Estimates are used in accounting for, among other things, amortization periods for deferred subscriber acquisition costs, revenue recognition using the percentage-of-completion method, allowances for doubtful accounts, allowances for sales returns and rebates, warranty obligations, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of EchoStar’s stock-based compensation awards, fair value of assets and liabilities acquired in business combinations, lease classifications, asset impairment testing, useful lives and methods for depreciation and amortization of long-lived assets, and certain royalty obligations. We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements.  Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above.  We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of March 31, 2016 and December 31, 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $78.5 million and $79.3 million, respectively.  We use fair value

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs of approximately $2.8 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively. In addition, we incurred $6.9 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively, for other research and development expenses.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of March 31, 2016 and December 31, 2015, the net carrying amount of externally marketed software was $66.4 million and $62.8 million, respectively.  We capitalized costs related to the development of externally marketed software of $5.9 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively.  We recorded amortization expense relating to the development of externally marketed software of $2.3 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of March 31, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred by one year the mandatory effective date of ASU 2014-09.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  We adopted ASU 2015-02 in the first quarter of 2016. The adoption of the standard did not impact our consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and requires a retrospective approach to adoption. Early adoption is permitted. We adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, we presented unamortized debt issuance cost previously reported in “Other noncurrent assets, net” with a carrying amount of $31.3 million as of December 31, 2015, as a reduction of our “Long-term debt and capital lease obligations, net of unamortized debt issuance costs” (see Note 10 for further discussion).
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments to be measured at fair value with changes in the fair value recognized through net income. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or financing leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment awards. This update requires all excess tax benefits and deficiencies to be recognized as income tax expense or benefit and permits an entity to make an entity-wide policy election to either estimate forfeitures or recognize forfeitures as they occur. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those periods. The update specifies requirements for retrospective, modified retrospective or prospective application for the various amendments contained in the update. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Note 3.                   Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (the shares issued as HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group and the shares issued as EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group).  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, HSS has increased short-term cash flow that it believes will better position it to achieve its strategic objectives.

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

We provide unaudited attributed financial information for HRG and the HSSC Group in an exhibit to our periodic reports on Form 10-Q and Form 10-K.  For a description of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements, as well as the purpose and effect of the transaction on the Company and holders of shares of HSS common stock, see Note 3 to the consolidated financial statements in our most recent Annual Report on Form 10-K.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $46.1 million and $53.8 million as of March 31, 2016 and December 31, 2015, respectively.

Note 5.                   Investment Securities

Our marketable investment securities and investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$205,960	$228,770
Strategic equity securities	17,929	18,297
Other	11,772	6,276
Total marketable investment securities—current	235,661	253,343
Investments in unconsolidated entities—noncurrent:
Cost method	15,438	15,438
Equity method	27,902	26,043
Total investments in unconsolidated entities—noncurrent	43,340	41,481
Total marketable investment securities and investments in unconsolidated entities	$279,001	$294,824

Marketable Investment Securities

Our marketable investment securities portfolio consists of various debt and equity instruments, which generally are classified as available-for-sale or trading securities depending on our investment strategy for those securities.  The value of our investment portfolio depends on the value of such securities and other instruments comprising the portfolio.

Corporate Bonds

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  For the three months ended March 31, 2016 and 2015, “Gains on marketable investment securities” includes $0.2 million and zero on such common stock in our trading securities portfolio, respectively, which had a fair value of $10.6 million as of March 31, 2016.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2016
Debt securities:
Corporate bonds	$206,028	$140	$(208)	$205,960
Other	11,764	8	—	11,772
Equity securities - strategic	8,037	67	(732)	7,372
Total marketable investment securities	$225,829	$215	$(940)	$225,104
As of December 31, 2015
Debt securities:
Corporate bonds	$229,004	$2	$(236)	$228,770
Other	6,279	—	(3)	6,276
Equity securities - strategic	8,037	—	(82)	7,955
Total marketable investment securities	$243,320	$2	$(321)	$243,001

As of March 31, 2016, restricted and non-restricted marketable investment securities included debt securities of $185.9 million with contractual maturities of one year or less and $31.8 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Available-for-Sale Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of March 31, 2016.

	As of
	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$82,950	$(940)	$148,629	$(268)
12 months or more	2,500	—	67,751	(53)
Total	$85,450	$(940)	$216,380	$(321)

Sales of Marketable Investment Securities

We recognized de minimis gains and losses from the sales of our available-for-sale securities for each of the three months ended March 31, 2016 and 2015.

Proceeds from sales of our available-for-sale securities totaled $2.3 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of March 31, 2016 and December 31, 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$357,376	$190	$357,186	$303,152	$213	$302,939
Debt securities:
Corporate bonds	$205,960	$—	$205,960	$228,770	$—	$228,770
Other	11,772	—	11,772	6,276	—	6,276
Equity securities - strategic	17,929	17,929	—	18,297	18,297	—
Total marketable investment securities	$235,661	$17,929	$217,732	$253,343	$18,297	$235,046

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$124,152	$127,946
Contracts in process, net	17,776	23,011
Total trade accounts receivable	141,928	150,957
Allowance for doubtful accounts	(12,974)	(11,447)
Trade accounts receivable - DISH Network	19,706	21,258
Total trade accounts receivable, net	$148,660	$160,768

As of March 31, 2016 and December 31, 2015, progress billings offset against contracts in process amounted to $4.9 million and $2.9 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Finished goods	$39,056	$39,642
Raw materials	6,866	5,280
Work-in process	7,436	3,875
Total inventory	$53,358	$48,797

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

		As of
	Depreciable Life (In Years)	March 31, 2016	December 31, 2015
		(In thousands)
Land	—	$13,377	$12,055
Buildings and improvements	1 - 30	79,152	73,949
Furniture, fixtures, equipment and other	1 - 12	379,123	371,889
Customer rental equipment	2 - 4	611,939	588,430
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	665,518	665,518
Construction in progress	—	410,444	311,083
Total property and equipment		4,540,673	4,404,044
Accumulated depreciation		(2,229,836)	(2,138,642)
Property and equipment, net		$2,310,837	$2,265,402

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$265,265	$187,253
Satellite related equipment	121,164	104,566
Other	24,015	19,264
Construction in progress	$410,444	$311,083

Construction in progress includes the following owned and leased satellites under construction or undergoing in orbit testing as of March 31, 2016.

Satellites	Segment	Expected Launch Date
Eutelsat 65 West A (2)	Hughes	March 2016 (1)
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018

(1)	This satellite was launched in March 2016 and is expected to be placed into service during the second quarter of 2016.

(2)	We entered into a satellite services agreement and made prepayments for certain capacity on this satellite once launched, but are not a party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Satellites	$46,965	$49,087
Furniture, fixtures, equipment and other	14,042	12,217
Customer rental equipment	29,137	30,187
Buildings and improvements	1,061	1,292
Total depreciation expense	$91,205	$92,783

Satellites

As of March 31, 2016, we utilized in support of our operations, 16 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of March 31, 2016.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the three months ended March 31, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

As of March 31, 2016 and December 31, 2015, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		March 31, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(196,068)	$74,232	$270,300	$(189,910)	$80,390
Contract-based	4	64,800	(64,800)	—	64,800	(64,800)	—
Technology-based	6	51,417	(41,423)	9,994	51,417	(39,281)	12,136
Trademark portfolio	20	29,700	(7,178)	22,522	29,700	(6,806)	22,894
Favorable leases	4	4,707	(4,707)	—	4,707	(4,707)	—
Total other intangible assets		$420,924	$(314,176)	$106,748	$420,924	$(305,504)	$115,420

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $11.2 million and $15.2 million for the three months ended March 31, 2016 and 2015, respectively.

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

		As of
		March 31, 2016		December 31, 2015
	Effective Interest Rates	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,093,950	$990,000	$1,071,675
7 5/8% Senior Notes due 2021	8.062%	900,000	1,001,250	900,000	954,000
Other	12.1% - 14.3%	778	778	803	803
Less: Unamortized debt issuance costs		(29,738)	—	(31,276)	—
Subtotal		1,861,040	$2,095,978	1,859,527	$2,026,478
Capital lease obligations		318,711		325,745
Total debt and capital lease obligations		2,179,751		2,185,272
Less: Current portion		(1,891,286)		(30,284)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$288,465		$2,154,988

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

Prior to our adoption of ASU 2015-03 in the first quarter of 2016 (see Note 2), we presented unamortized debt issuance costs in “Other noncurrent assets, net.”

On May 6, 2016, we announced that we are offering to repurchase for cash all or any part of our outstanding 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) and our outstanding 7 5/8% Senior Notes due 2021 (the “Unsecured Notes” and, together with the “Senior Secured Notes,” the “Notes”) at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

As previously disclosed and as discussed in Note 3 herein and in our most recently filed Annual Report on Form 10-K, we and EchoStar, entered into the Satellite and Tracking Stock Transaction and issued the HSS Tracking Stock to DISH Network.

We recently became aware of a possible interpretation under which the Satellite and Tracking Stock Transaction may be considered to have constituted a Change of Control as defined under the respective indentures governing the Notes (the “Indentures”). Under the Indentures, a Change of Control occurs when EchoStar shall cease to beneficially own 100% of the Equity Interests (as defined in the respective Indentures) of HSS. The Indentures provide that, upon the occurrence of a Change of Control, we are required, within 30 days, to make an offer to each Holder (as defined in the respective Indentures) of the respective Notes to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such Holder’s Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase.

The Notes have traded at prices well above 101% of their respective principal amounts at all times since the issuance of the HSS Tracking Stock. In addition, both prior to and following the Satellite and Tracking Stock Transaction, Mr. Charles W. Ergen held and exercised, and continues to hold and exercise, voting control over both DISH Network and EchoStar and therefore, the ultimate voting control as to all matters regarding the Equity Interests of HSS was not affected by the Satellite and Tracking Stock Transaction. Although we believe that a Change of Control or related default may not have occurred, we have nevertheless determined that it was prudent for us to make a Change of Control Offer as defined under each of the Indentures. Upon commencement of the Change of Control Offers on May 6, 2016, we do not believe there was any such continuing default under the Indentures.

Under the Change of Control Offers, we will repurchase any Notes surrendered by the Holders thereof at a purchase price of 101% of the principal amount of the Notes plus accrued and unpaid interest, notwithstanding that the Notes have traded at a significantly higher price during the entire period since the issuance of the HSS Tracking Stock as part of the Satellite and Tracking Stock Transaction. Following the launch of the Change of Control Offers, in accordance with GAAP, the Notes are reported in “Current portion of long-term debt and capital lease obligations, net of unamortized debt issuance costs” on our consolidated balance sheets as of March 31, 2016 as the Holders may require us to repurchase the Notes under the Change of Control Offers. Following the completion of the Change of Control Offers, which is currently expected to occur on or about

June 8, 2016, but which we may extend to a date no later than July 5, 2016, any outstanding Notes are expected to again be reported in “Long-term debt and capital lease obligations, net of unamortized debt issuance costs” on our consolidated balance sheets. We expect that the Senior Secured Notes and the Unsecured Notes will remain outstanding until their maturity in 2019 and 2021, respectively.

If any Notes are tendered for purchase in the Change of Control Offers, we expect to fund such purchases with available cash and external sources of financing that we believe are available to us.  Any such financing is subject to prevailing market conditions.

Note 11.            Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant volatility due to several factors, including income and losses from investments for which we have a full valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits.  Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income.  For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Income tax expense was approximately $20.0 million and $18.0 million for the three months ended March 31, 2016 and 2015, respectively.  Our estimated effective income tax rate was 37.1% and 38.0% for the three months ended March 31, 2016 and 2015, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2016 and 2015 was primarily due to state taxes.

Note 12.            Commitments and Contingencies

Commitments

As of March 31, 2016, our satellite-related obligations were approximately $922.8 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11, and 63 West satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components within our direct broadcast satellite (“DBS”) products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

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

For certain cases described below, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases).  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, operating results or cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  Over November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit and on April 13, 2016, the defendants answered Elbit’s complaint. By April 29, 2016, three of the four petitions were denied, with a decision regarding one petition still pending.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services.  Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as HSS, EchoStar Corporation, EchoStar Technologies, L.L.C, and Sling Media, Inc., a subsidiary of EchoStar, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions. On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Two-Way Media Ltd

On February 17, 2016, Two-Way Media Ltd (“TWM”) filed a complaint against EchoStar Corporation and its subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the SlingTV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringe the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  As part of our ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company may be subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the federal government. Some states have adopted similar state whistleblower and false claims provisions. In addition, the Company from time to time receives inquiries from federal, state and foreign agencies regarding compliance with various laws and regulations.

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

Note 13.            Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.  Under this definition, we operate in two primary business segments, Hughes and EchoStar Satellite Services as described in Note 1 of these condensed consolidated financial statements.

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

Transactions between segments were not significant for the three months ended March 31, 2016 or 2015.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, capital expenditures, and EBITDA for each of our operating segments:

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2016
External revenue	$325,539	$102,815	$772	$429,126
Intersegment revenue	$699	$174	$(873)	$—
Total revenue	$326,238	$102,989	$(101)	$429,126
Capital expenditures	$104,237	$24,720	$—	$128,957
EBITDA	$99,468	$88,186	$4,792	$192,446
For the Three Months Ended March 31, 2015
External revenue	$324,950	$125,198	$86	$450,234
Intersegment revenue	$330	$200	$(530)	$—
Total revenue	$325,280	$125,398	$(444)	$450,234
Capital expenditures	$64,527	$27,783	$—	$92,310
EBITDA	$91,273	$106,419	$1,289	$198,981

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
EBITDA	$192,446	$198,981
Interest income and expense, net	(36,117)	(43,987)
Depreciation and amortization	(102,369)	(108,014)
Net income attributable to noncontrolling interests	111	369
Income before income taxes	$54,071	$47,349

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $2.5 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

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

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreement.  As part of applying for our launch license for EchoStar XXI and XXIII through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd., EOC’s launch service contract for the EchoStar XXI and EchoStar XXIII satellites, respectively and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites, which are currently under construction and scheduled to be launched later in 2016.  In March 2016, we recorded a $70.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our consolidated balance sheet to reflect EOC’s cumulative payments under the EchoStar XXIII launch service contract prior to the transfer date. EOC also contracted to make future payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In March 2016, HNS Ltd. received $11.9 million in cash from EOC to fund a required payment under the EchoStar XXI launch service contract.  We recorded the cash receipt as an increase in “Additional paid-in capital.” HNS Ltd.’s future payments under the launch service contract are included in our disclosure of satellite-related obligations in Note 12.

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV.  As part of the Satellite and Tracking Stock Transaction discussed in Note 3, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite.  DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life.  There can be no assurance that any options to renew such agreements will be exercised.  DISH Network elected not to renew the satellite services agreement relative to the EchoStar I satellite.  The agreement for the EchoStar I satellite expired pursuant to its terms effective November 2015. In December 2015, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2017.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional six-year period.  If either we or DISH Network exercise our respective six-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the six-year renewal option or DISH Network does not exercise the five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

Nimiq 5 Agreement. In September 2009, we entered into a fifteen-year satellite service agreement with Telesat Canada (“Telesat”) to receive service on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”).  In September 2009, we also entered into a satellite service agreement (the “DISH Nimiq 5 Agreement”) with DISH Network, pursuant to which DISH Network receives satellite services from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement.

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location.  In February 2013, we and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

In connection with the 103 Spectrum Development Agreement, in May 2012, we also entered into a ten-year service agreement with Ciel pursuant to which we receive certain satellite services from Ciel on the SES-3 satellite at the 103 degree orbital location.  In June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network receives certain satellite services from us on the SES-3 satellite (the “DISH 103 Service Agreement”).  Under the terms of the DISH 103 Service Agreement, DISH Network makes certain monthly payments to us through the service term.  Unless earlier terminated under the terms and conditions of the DISH 103 Service Agreement, the initial service term will expire on the earlier of: (i) the date the SES-3 satellite fails; (ii) the date the transponder(s) on which service was being provided under the agreement fails; or (iii) June 2023. Upon in-orbit failure or end of life of the SES-3 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite.  There can be no assurance that DISH Network will exercise its option to receive service on a replacement satellite.

Satellite and Tracking Stock Transaction.  In February  2014, we entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services on these five satellites from us.  See Note 3 herein and in our most recent Form 10-K for further information.

TT&C Agreement.  Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network for a period ending in December 2016 (the “2012 TT&C Agreement”).  The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Hughes Broadband Distribution Agreement.  Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”).  dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and based upon certain volume subscription thresholds.  The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service.  The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024.  Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH Network’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.
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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications agreed to make available to Hughes Systique a term loan facility of up to $1.5 million and it funded an initial $0.5 million to Hughes Systique pursuant to the term loan facility.  In 2009, Hughes Communications funded the remaining $1.0 million of its $1.5 million commitment under the term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest is added to the principal amount outstanding under the loan facility in certain circumstances. The loans are convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. As of March 31, 2016, the principal outstanding amount of the loan facility was $0.3 million. In April 2016, Hughes Systique repaid in full the outstanding principal of the loan facility. In addition to our 44.0% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2016. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $5.8 million for each of the three months ended March 31, 2016 and 2015.  As of March 31, 2016 and December 31, 2015, we had trade accounts receivable from Dish Mexico of approximately $10.7 million and $10.6 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million for each of the three months ended March 31, 2016 and 2015.  As of March 31, 2016 and December 31, 2015, we had trade accounts receivable from Deluxe of approximately $0.3 million and $0.1 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$354,565	$50,577	$15,786	$—	$420,928
Marketable investment securities, at fair value	221,002	14,659	—	—	235,661
Trade accounts receivable, net	—	97,420	31,534	—	128,954
Trade accounts receivable - DISH Network, net	—	19,706	—	—	19,706
Inventory	—	42,330	11,028	—	53,358
Advances to affiliates, net	10	879,821	6,244	(823,659)	62,416
Other current assets	11	24,818	21,874	—	46,703
Total current assets	575,588	1,129,331	86,466	(823,659)	967,726
Restricted cash and cash equivalents	12,603	7,500	699	—	20,802
Property and equipment, net	—	2,180,818	130,019	—	2,310,837
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	106,748	—	—	106,748
Investments in unconsolidated entities	—	43,340	—	—	43,340
Investment in subsidiaries	3,508,611	272,544	—	(3,781,155)	—
Advances to affiliates	700	344	—	(1,044)	—
Other noncurrent assets, net	264,129	136,238	157,550	(264,129)	293,788
Total assets	$4,361,631	$4,852,694	$374,734	$(4,869,987)	$4,719,072
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$85,323	$12,531	$—	$97,854
Trade accounts payable - DISH Network	—	6	—	—	6
Current portion of long-term debt and capital lease obligations, net of debt issuance costs	1,860,262	29,634	1,390	—	1,891,286
Advances from affiliates, net	795,625	5,108	26,555	(823,659)	3,629
Accrued expenses and other	50,956	114,158	23,094	—	188,208
Total current liabilities	2,706,843	234,229	63,570	(823,659)	2,180,983
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	—	287,343	1,122	—	288,465
Advances from affiliates	—	—	29,142	(1,044)	28,098
Other non-current liabilities	—	819,393	53	(264,129)	555,317
Total HSS shareholders’ equity (deficit)	1,654,788	3,511,729	269,426	(3,781,155)	1,654,788
Noncontrolling interests	—	—	11,421	—	11,421
Total liabilities and shareholders’ equity (deficit)	$4,361,631	$4,852,694	$374,734	$(4,869,987)	$4,719,072

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$300,634	$55,767	$26,589	$—	$382,990
Marketable investment securities, at fair value	238,249	15,094	—	—	253,343
Trade accounts receivable, net	—	101,923	37,587	—	139,510
Trade accounts receivable - DISH Network, net	—	21,258	—	—	21,258
Advances to affiliates, net	10	807,341	6,244	(766,208)	47,387
Inventory	—	39,948	8,849	—	48,797
Other current assets	40	24,565	26,890	—	51,495
Total current assets	538,933	1,065,896	106,159	(766,208)	944,780
Restricted cash and cash equivalents	11,985	7,500	655	—	20,140
Property and equipment, net	—	2,181,495	83,907	—	2,265,402
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	115,420	—	—	115,420
Investments in unconsolidated entities	—	41,481	—	—	41,481
Investment in subsidiaries	3,350,914	166,739	—	(3,517,653)	—
Advances to affiliates	700	678	—	(1,378)	—
Other noncurrent assets, net	254,486	135,970	72,255	(254,486)	208,225
Total assets	$4,157,018	$4,691,010	$262,976	$(4,539,725)	$4,571,279
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$86,477	$11,171	$—	$97,648
Trade accounts payable - DISH Network	—	19	—	—	19
Current portion of long-term debt and capital lease obligations	—	28,829	1,455	—	30,284
Advances from affiliates, net	739,810	5,307	24,863	(766,207)	3,773
Accrued expenses and other	28,154	130,532	22,550	—	181,236
Total current liabilities	767,964	251,164	60,039	(766,207)	312,960
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	1,858,724	295,060	1,204	—	2,154,988
Advances from affiliates	—	—	26,661	(1,378)	25,283
Other non-current liabilities	—	790,843	52	(254,487)	536,408
Total HSS shareholders’ equity (deficit)	1,530,330	3,353,943	163,710	(3,517,653)	1,530,330
Noncontrolling interests	—	—	11,310	—	11,310
Total liabilities and shareholders’ equity (deficit)	$4,157,018	$4,691,010	$262,976	$(4,539,725)	$4,571,279

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$246,078	$29,778	$(5,433)	$270,423
Services and other revenue - DISH Network	—	113,075	—	—	113,075
Equipment revenue - other	—	43,897	2,937	(3,975)	42,859
Equipment revenue - DISH Network	—	2,769	—	—	2,769
Total revenue	—	405,819	32,715	(9,408)	429,126
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	108,448	21,274	(5,145)	124,577
Cost of sales - equipment (exclusive of depreciation and amortization)	—	44,013	2,607	(3,512)	43,108
Selling, general and administrative expenses	—	62,339	9,327	(751)	70,915
Research and development expenses	—	6,932	—	—	6,932
Depreciation and amortization	—	100,842	1,527	—	102,369
Total costs and expenses	—	322,574	34,735	(9,408)	347,901
Operating income	—	83,245	(2,020)	—	81,225
Other Income (Expense):
Interest income	1,229	45	649	(9)	1,914
Interest expense, net of amounts capitalized	(34,781)	(4,469)	1,210	9	(38,031)
Gains on marketable investment securities	—	215	—	—	215
Equity in earnings of unconsolidated affiliate	—	1,859	—	—	1,859
Equity in earnings (losses) of subsidiaries, net	51,079	(446)	—	(50,633)	—
Other, net	6,750	(207)	346	—	6,889
Total other income (expense), net	24,277	(3,003)	2,205	(50,633)	(27,154)
Income (loss) before income taxes	24,277	80,242	185	(50,633)	54,071
Income tax benefit (provision), net	9,642	(29,074)	(609)	—	(20,041)
Net income (loss)	33,919	51,168	(424)	(50,633)	34,030
Less: Net income attributable to noncontrolling interests	—	—	111	—	111
Net income (loss) attributable to HSS	$33,919	$51,168	$(535)	$(50,633)	$33,919
Comprehensive Income (Loss):
Net income (loss)	$33,919	$51,168	$(424)	$(50,633)	$34,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7,709	—	7,709
Unrealized gains (losses) on available-for-sale securities and other	244	(650)	32	—	(374)
Equity in other comprehensive income (loss) of subsidiaries, net	7,091	7,741	—	(14,832)	—
Total other comprehensive income (loss), net of tax	7,335	7,091	7,741	(14,832)	7,335
Comprehensive income (loss)	41,254	58,259	7,317	(65,465)	41,365
Less: Comprehensive income attributable to noncontrolling interests	—	—	111	—	111
Comprehensive income (loss) attributable to HSS	$41,254	$58,259	$7,206	$(65,465)	$41,254

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$246,411	$36,531	$(13,263)	$269,679
Services and other revenue - DISH Network	—	131,262	179	—	131,441
Equipment revenue	—	44,854	5,981	(2,784)	48,051
Equipment revenue - DISH Network	—	1,063	—	—	1,063
Total revenue	—	423,590	42,691	(16,047)	450,234
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	118,087	25,094	(13,263)	129,918
Cost of sales - equipment (exclusive of depreciation and amortization)	—	43,056	4,590	(2,435)	45,211
Selling, general and administrative expenses	—	62,894	8,000	(349)	70,545
Research and development expenses	—	5,554	—	—	5,554
Depreciation and amortization	—	106,392	1,622	—	108,014
Total costs and expenses	—	335,983	39,306	(16,047)	359,242
Operating income	—	87,607	3,385	—	90,992
Other Income (Expense):
Interest income	833	58	251	(43)	1,099
Interest expense, net of amounts capitalized	(36,553)	(8,935)	359	43	(45,086)
Equity in earnings of unconsolidated affiliate	—	1,397	—	—	1,397
Equity in earnings (losses) of subsidiaries, net	54,188	1,033	—	(55,221)	—
Other, net	(3,750)	4,560	(1,863)	—	(1,053)
Total other income (expense), net	14,718	(1,887)	(1,253)	(55,221)	(43,643)
Income (loss) before income taxes	14,718	85,720	2,132	(55,221)	47,349
Income tax benefit (provision), net	14,289	(31,444)	(818)	—	(17,973)
Net income (loss)	29,007	54,276	1,314	(55,221)	29,376
Less: Net income (loss) attributable to noncontrolling interests	—	—	369	—	369
Net income (loss) attributable to HSS	$29,007	$54,276	$945	$(55,221)	$29,007
Comprehensive Income (Loss):
Net income (loss)	$29,007	$54,276	$1,314	$(55,221)	$29,376
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(10,234)	—	(10,234)
Unrealized gains on available-for-sale securities and other	1,557	—	—	—	1,557
Equity in other comprehensive income (loss) of subsidiaries, net	(10,234)	(10,234)	—	20,468	—
Total other comprehensive income (loss), net of tax	(8,677)	(10,234)	(10,234)	20,468	(8,677)
Comprehensive income (loss)	20,330	44,042	(8,920)	(34,753)	20,699
Less: Comprehensive income attributable to noncontrolling interests	—	—	369	—	369
Comprehensive income (loss) attributable to HSS	$20,330	$44,042	$(9,289)	$(34,753)	$20,330

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$33,919	$51,168	$(424)	$(50,633)	$34,030
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	100,842	1,527	—	102,369
Deferred tax provision (benefit)	(9,642)	28,987	(114)	—	19,231
Changes in operating assets and liabilities	34,354	(83,829)	9,940	50,633	11,098
Net cash flows from operating activities	58,631	97,168	10,929	—	166,728
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(134,572)	—	—	—	(134,572)
Sales and maturities of marketable investment securities	146,814	—	—	—	146,814
Purchases of property and equipment	—	(88,958)	(39,999)	—	(128,957)
Changes in restricted cash and cash equivalents	(618)	—	(44)	—	(662)
Investment in subsidiary	(28,199)	(28,199)	—	56,398	—
Payment for EchoStar XXI launch services	—	—	(11,875)	—	(11,875)
Expenditures for externally marketed software	—	(5,959)	—	—	(5,959)
Other, net	—	340	—	(340)	—
Net cash flows from investing activities	(16,575)	(122,776)	(51,918)	56,058	(135,211)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	28,199	28,199	(56,398)	—
Capital contribution from EchoStar	11,875	—	—	—	11,875
Repayment of other debt and capital lease obligations	—	(6,912)	(1,302)	—	(8,214)
Advances from affiliates	—	—	2,504	—	2,504
Other, net	—	(869)	742	340	213
Net cash flows from financing activities	11,875	20,418	30,143	(56,058)	6,378
Effect of exchange rates on cash and cash equivalents	—	—	43	—	43
Net increase (decrease) in cash and cash equivalents	53,931	(5,190)	(10,803)	—	37,938
Cash and cash equivalents, at beginning of period	300,634	55,767	26,589	—	382,990
Cash and cash equivalents, at end of period	$354,565	$50,577	$15,786	$—	$420,928

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$29,007	$54,276	$1,314	$(55,221)	$29,376
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	—	106,392	1,622	—	108,014
Deferred tax provision (benefit)	(14,289)	31,433	(109)	—	17,035
Changes in operating assets and liabilities	49,902	(113,995)	1,328	55,221	(7,544)
Net cash flows from operating activities	64,620	78,106	4,155	—	146,881
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(90,594)	—	—	—	(90,594)
Sales and maturities of marketable investment securities	52,683	—	—	—	52,683
Purchases of property and equipment	—	(79,881)	(12,429)	—	(92,310)
Expenditures for externally marketed software	—	(4,944)	—	—	(4,944)
Changes in restricted cash and cash equivalents	(1,006)	—	(40)	—	(1,046)
Investment in subsidiary	(11,000)	—	—	11,000	—
Other, net	—	(9)	—	—	(9)
Net cash flows from investing activities	(49,917)	(84,834)	(12,469)	11,000	(136,220)
Cash Flows from Financing Activities:
Proceeds from capital contributions from parent	—	—	11,000	(11,000)	—
Repayment of long-term debt and capital lease obligations	—	(13,857)	(1,181)	—	(15,038)
Other, net	(1)	(819)	1,599	—	779
Net cash flows from financing activities	(1)	(14,676)	11,418	(11,000)	(14,259)
Effect of exchange rates on cash and cash equivalents	—	—	(2,566)	—	(2,566)
Net increase (decrease) in cash and cash equivalents	14,702	(21,404)	538	—	(6,164)
Cash and cash equivalents, at beginning of period	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of period	$157,464	$30,188	$31,741	$—	$219,393

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2016

•	Revenue of $429.1 million

•	Operating income of $81.2 million

•	Net income attributable to HSS of $33.9 million

•	EBITDA of $192.4 million (see reconciliation of this non-GAAP measure in Note 13 to the condensed consolidated financial statements)

Consolidated Financial Condition as of March 31, 2016

•	Total assets of $4.72 billion

•	Total liabilities of $3.05 billion

•	Total shareholders’ equity of $1.67 billion

•	Cash, cash equivalents and current marketable investment securities of $656.6 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and services for the home and office, delivering innovative network technologies, managed services, and solutions for consumers, enterprises and governments.

We continue our efforts in growing our consumer revenue, which depends on our success in adding new subscribers on our Hughes segment’s satellite networks.  The addition of new subscribers and the performance of our consumer service offering are the primary drivers of revenue growth in our consumer business.  Service costs related to ongoing support of our direct and indirect customers and partners are typically impacted most significantly by our growth.  Long-term trends continue to be influenced primarily by the subscriber growth in our consumer business.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

provide additional capacity for the Hughes broadband services to the consumer market in North America, as well as new capacity covering Mexico and other Latin American countries.

Our Hughes segment also provides managed services, hardware, and satellite services to large enterprises.  In addition, we provide gateway and terminal equipment to customers for mobile satellite systems.  The fixed priced nature of our long-term enterprise contracts minimizes significant quarter to quarter fluctuations; however, the growth of our enterprise business relies heavily on global economic conditions.  We continue to monitor the competitive landscape for pricing in relation to our competitors and alternative technologies.

We continue our efforts in growing our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to us fixed broadband service using the Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  The satellite launched in March 2016, and we expect to begin delivering consumer satellite broadband services in Brazil in the second half of 2016. In addition, in September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us fixed broadband service into South America using the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018.

In June 2015, EchoStar made an equity investment in WorldVu Satellites Limited (“OneWeb”), a low-earth orbit satellite company, and we entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground system for OneWeb’s low-earth orbit satellites.

As of March 31, 2016 and December 31, 2015, our Hughes segment had approximately 1,038,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased in the first quarter of 2016 compared to the same period in 2015 primarily due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the first quarter of 2016 increased as compared to the same period in 2015.  As a result, for the quarter ended March 31, 2016, net subscriber additions of approximately 3,300 were lower than for the same period in 2015 primarily due to decreased available capacity and the increase in churn on the larger base of subscribers. Subscriber additions excludes small/medium enterprise service channels.

As of March 31, 2016 and December 31, 2015, our Hughes segment had approximately $1.40 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

As of March 31, 2016 and December 31, 2015, our EchoStar Satellite Services segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.32 billion and $1.41 billion, respectively.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,
			Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$270,423	$269,679	$744	0.3
Services and other revenue - DISH Network	113,075	131,441	(18,366)	(14.0)
Equipment revenue - other	42,859	48,051	(5,192)	(10.8)
Equipment revenue - DISH Network	2,769	1,063	1,706	*
Total revenue	429,126	450,234	(21,108)	(4.7)
Costs and Expenses:
Cost of sales - services and other	124,577	129,918	(5,341)	(4.1)
% of Total services and other revenue	32.5%	32.4%
Cost of sales - equipment	43,108	45,211	(2,103)	(4.7)
% of Total equipment revenue	94.5%	92.1%
Selling, general and administrative expenses	70,915	70,545	370	0.5
% of Total revenue	16.5%	15.7%
Research and development expenses	6,932	5,554	1,378	24.8
% of Total revenue	1.6%	1.2%
Depreciation and amortization	102,369	108,014	(5,645)	(5.2)
Total costs and expenses	347,901	359,242	(11,341)	(3.2)
Operating income	81,225	90,992	(9,767)	(10.7)
Other Income (Expense):
Interest income	1,914	1,099	815	74.2
Interest expense, net of amounts capitalized	(38,031)	(45,086)	7,055	(15.6)
Gains on marketable investment securities	215	—	215	*
Other, net	8,748	344	8,404	*
Total other expense, net	(27,154)	(43,643)	16,489	(37.8)
Income before income taxes	54,071	47,349	6,722	14.2
Income tax provision, net	(20,041)	(17,973)	(2,068)	11.5
Net income	34,030	29,376	4,654	15.8
Less: Net income attributable to noncontrolling interests	111	369	(258)	(69.9)
Net income attributable to HSS	$33,919	$29,007	$4,912	16.9

Other Data:
EBITDA (2)	$192,446	$198,981	$(6,535)	(3.3)
Subscribers, end of period	1,038,000	998,000	40,000	4.0
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 39 and 40 under the heading “Explanation of Key Metrics and Other Items.”

(2)	A reconciliation of EBITDA to “Income before income taxes,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 37.

Services and other revenue — other.  “Services and other revenue — other” totaled $270.4 million for the three months ended March 31, 2016, an increase of $0.7 million, or 0.3%, compared to the same period in 2015.

Services and other revenue — other from our Hughes segment for the three months ended March 31, 2016 increased by $1.9 million, or 0.8%, to $255.4 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $12.8 million in sales of broadband services to our domestic consumer markets, partially offset by a decrease of $7.5 million of broadband services to our international customers, and a decrease of $3.4 million in sales of broadband services to our domestic enterprise markets.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — other from our EchoStar Satellite Services segment for the three months ended March 31, 2016 decreased by $1.2 million, or 6.9%, to $15.6 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services in 2016 compared to the same period in 2015 due to a decrease in the number of transponders available for sale.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $113.1 million for the three months ended March 31, 2016, a decrease of $18.4 million or 14.0%, compared to the same period in 2015.

Services and other revenue — DISH Network from our Hughes segment for the three months ended March 31, 2016 increased by $2.5 million, or 11.0%, to $25.3 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”).

Services and other revenue — DISH Network from our EchoStar Satellite Services segment for the three months ended March 31, 2016 decreased by $21.3 million, or 19.6%, to $87.4 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $20.8 million in revenue as a result of the termination of the satellite services arrangement for services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Equipment revenue — other.  “Equipment revenue — other” totaled $42.9 million for the three months ended March 31, 2016, a decrease of $5.2 million, or 10.8%, compared to the same period in 2015.  The decrease was mainly due to a decrease of $12.3 million in revenue from our international and telecom systems customers. These decreases were partially offset by an increase of $6.7 million in sales of broadband equipment to our domestic consumer and enterprise markets.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $2.8 million for the three months ended March 31, 2016, an increase of $1.7 million compared to the same period in 2015.  The increase was primarily due to the increase in the volume of unit sales of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $124.6 million for the three months ended March 31, 2016, a decrease of $5.3 million, or 4.1%, compared to the same period in 2015.  The decrease was primarily attributable to a decrease in costs of our broadband services provided to our international customers and our domestic consumer and enterprise markets of $3.0 million and $1.3 million, respectively in our Hughes segment and a decrease of $1.2 million in our EchoStar Satellite Services segment.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $43.1 million for the three months ended March 31, 2016, a decrease of $2.1 million, or 4.7%, compared to the same period in 2015.  The decrease was primarily attributable to a decrease of $8.3 million in equipment costs related to the decrease in sales to our international and telecom systems customers. This decrease was partially offset by an increase of $5.4 million in equipment costs related to the increase in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET and to our domestic consumer and enterprise markets.

Research and development expenses.  “Research and development expenses” totaled $6.9 million for the three months ended March 31, 2016, an increase of $1.4 million or 24.8%, compared to the same period in 2015.  The increase was primarily related to an increase in research and development expense of $1.4 million in our Hughes segment. The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $102.4 million for the three months ended March 31, 2016, a decrease of $5.6 million or 5.2%, compared to the same period in 2015.  The decrease was primarily attributable to a decrease in depreciation expense of $2.7 million relating to the fully depreciated EchoStar IX satellite as of October 2015, a decrease in amortization expense of $2.1 million from certain of our fully amortized other intangible assets, and a decrease in depreciation expense of $1.1 million on customer rental equipment in our Hughes segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $38.0 million for the three months ended March 31, 2016, a decrease of $7.1 million or 15.6%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $4.7 million related to the construction of the EchoStar XIX, EchoStar XXI, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and Telesat T19V (“63 West”)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

satellites, and a decrease in interest expense of $1.8 million relating to the partial redemption of the outstanding principal amount of our 6 1/2% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in the second quarter of 2015.

Other, net.  “Other, net” totaled $8.7 million in income for the three months ended March 31, 2016, an increase of $8.4 million compared to the same period in 2015.  The increase was primarily related to $10.5 million for a 2015 provision recorded in connection with Federal Communications Commission (“FCC”) regulatory fees reversed in 2016 and an increase of $2.2 million in foreign exchange gains.   The increase was partially offset by a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $192.4 million for the three months ended March 31, 2016, a decrease of $6.5 million or 3.3%, compared to the same period in 2015 primarily due to a decrease of $13.7 million in gross margin, which we define as total revenue less total cost of sales and a decrease of $4.5 million as a result of a non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites. These decreases were partially offset by $10.5 million attributable to a 2015 provision recorded in connection with FCC regulatory fees reversed in 2016 and an increase of $2.2 million in foreign exchange gains. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Income before income taxes, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended March 31,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
EBITDA	$192,446	$198,981	$(6,535)	(3.3)
Interest income and expense, net	(36,117)	(43,987)	7,870	(17.9)
Depreciation and amortization	(102,369)	(108,014)	5,645	(5.2)
Net income attributable to noncontrolling interests	111	369	(258)	(69.9)
Income before income taxes	$54,071	$47,349	$6,722	14.2

Income tax provision, net.  Income tax expense was $20.0 million for the three months ended March 31, 2016, compared to $18.0 million for the same period in 2015.  Our effective income tax rate was 37.1% for the three months ended March 31, 2016 compared to 38.0% for the same period in 2015.  The variations in our effective tax rate from the U.S. federal statutory rate for both 2015 and 2016 was primarily due to state taxes.

Net income attributable to HSS.  “Net income attributable to HSS” was $33.9 million for the three months ended March 31, 2016, an increase of $4.9 million, or 16.9%, compared to the same period in 2015.  The increase was primarily related to an increase of $10.5 million attributable to a 2015 provision recorded in connection with FCC regulatory fees reversed in 2016, higher capitalized interest of $4.7 million related to the construction of the EchoStar XIX, EchoStar XXI, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, and a decrease in interest expense of $1.8 million relating to the partial redemption of the Senior Secured Notes in the second quarter of 2015. The increase was partially offset by a $9.8 million decrease in operating income and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2016
Total revenue	$326,238	$102,989	$(101)	$429,126
Capital expenditures	$104,237	$24,720	$—	$128,957
EBITDA	$99,468	$88,186	$4,792	$192,446
For the Three Months Ended March 31, 2015
Total revenue	$325,280	$125,398	$(444)	$450,234
Capital expenditures	$64,527	$27,783	$—	$92,310
EBITDA	$91,273	$106,419	$1,289	$198,981

Hughes Segment

	For the Three Months Ended March 31,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$326,238	$325,280	$958	0.3
Capital expenditures	$104,237	$64,527	$39,710	61.5
EBITDA	$99,468	$91,273	$8,195	9.0

Revenue

Hughes segment total revenue for the three months ended March 31, 2016 increased by $1.0 million, or 0.3%, compared to the same period in 2015.  The increase was primarily due to an increase of $17.7 million in revenue related to sales of broadband equipment and services to our consumer markets and dishNET and an increase of $6.5 million in revenue related to sales of broadband equipment to our domestic enterprise market.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international and telecom systems customers of $19.8 million, and a decrease of $3.4 million in revenue related to sales of broadband services to our domestic enterprise market.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2016 increased by $39.7 million, or 61.5%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2016 was $99.5 million, an increase of $8.2 million, or 9.0%, compared to the same period in 2015.  The increase was primarily attributable to a $7.6 million increase in gross margin and an increase of $2.2 million in foreign exchange gains.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

	For the Three Months Ended March 31,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$102,989	$125,398	$(22,409)	(17.9)%
Capital expenditures	$24,720	$27,783	$(3,063)	(11.0)%
EBITDA	$88,186	$106,419	$(18,233)	(17.1)%

Revenue

EchoStar Satellite Services segment total revenue for the three months ended March 31, 2016 decreased by $22.4 million, or 17.9%, compared to the same period in 2015, primarily due to a decrease of $20.8 million in service revenue from DISH Network as a result of the termination of the satellite services arrangement for services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Capital Expenditures

EchoStar Satellite Services segment capital expenditures for the three months ended March 31, 2016 decreased by $3.1 million, or 11.0%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

EchoStar Satellite Services segment EBITDA for the three months ended March 31, 2016 was $88.2 million, a decrease of $18.2 million, or 17.1%, compared to the same period in 2015.  The decrease in EBITDA for our EchoStar Satellite Services segment was primarily due to a decrease of $21.3 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services arrangement for services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites. The decrease in EBITDA was partially offset by a 2015 provision of $3.75 million recorded in connection with FCC regulatory fees reversed in 2016.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Gains on marketable investment securities. “Gains on marketable investment securities primarily includes gains, net of any losses, on the sale or exchange of investments and other-than-temporary impairment on certain of our marketable investment securities.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, equity in earnings of unconsolidated affiliate, and other non-operating income or expense items that are not appropriately classified elsewhere in our condensed consolidated statements of operations and comprehensive income (loss).

Earnings before interest, taxes, depreciation and amortization. “EBITDA” is defined as “Net income attributable to HSS” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax provision, net,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Income before income taxes” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding liquidity and the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

Subscribers.  “Subscribers” include customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.  Except as provided below, for the three months ended March 31, 2016, there were no material changes in our risk factors as previously disclosed.

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the International Telecommunications Union. For instance, under its Spectrum Frontiers proceeding, the FCC is considering enabling the use of a portion of frequency bands we operate, including without limitation, the Ka-band, on a shared basis with 5G services, which could have a material adverse effect on our operations. These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries will not be adversely affected by future legislation, new regulation or deregulation. The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.         EXHIBITS

Exhibit No.	Description

10.1*
Amendment to Employment Agreement, dated as of April 1, 2016, between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation, filed April 6, 2016, Commission File No. 001-33807).**

10.2*
Echostar Corporation Executive Officer Bonus Incentive Plan, dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Satellite Systems Corporation, filed May 5, 2016, Commission File No. 333-179121).**

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

_________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 10, 2016	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)