Form 10-Q
period 2016-06-30
Hughes Satellite Systems Corp
filed 2016-08-09
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

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

As of August 1, 2016, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward‑looking statements. We assume no responsibility for updating forward‑looking information contained or incorporated by reference herein or in any documents we file with the SEC.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$349,788	$382,990
Marketable investment securities, at fair value	315,635	253,343
Trade accounts receivable, net of allowance for doubtful accounts of $12,440 and $11,447, respectively	133,379	139,510
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	27,270	21,258
Inventory	55,241	48,797
Prepaids and deposits	36,176	38,222
Advances to affiliates, net	80,187	47,387
Other current assets	10,437	13,273
Total current assets	1,008,113	944,780
Noncurrent Assets:
Restricted cash and cash equivalents	21,724	20,140
Property and equipment, net of accumulated depreciation of $2,319,774 and $2,138,642, respectively	2,322,560	2,265,402
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	98,077	115,420
Investments in unconsolidated entities	37,220	41,481
Other noncurrent assets, net	289,498	208,225
Total noncurrent assets	3,744,910	3,626,499
Total assets	$4,753,023	$4,571,279
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$104,379	$97,648
Trade accounts payable - DISH Network	5	19
Current portion of long-term debt and capital lease obligations	31,410	30,284
Advances from affiliates, net	4,524	3,773
Deferred revenue and prepayments	63,461	57,493
Accrued compensation	20,330	18,932
Accrued expenses and other	74,556	104,811
Total current liabilities	298,665	312,960
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	2,142,361	2,154,988
Deferred tax liabilities, net	492,304	452,350
Advances from affiliates	30,361	25,283
Other noncurrent liabilities	83,121	84,058
Total noncurrent liabilities	2,748,147	2,716,679
Total liabilities	3,046,812	3,029,639
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,502,130	1,417,748
Accumulated other comprehensive loss	(45,770)	(54,116)
Accumulated earnings	238,305	166,698
Total HSS shareholders’ equity	1,694,665	1,530,330
Noncontrolling interests	11,546	11,310
Total shareholders’ equity	1,706,211	1,541,640
Total liabilities and shareholders’ equity	$4,753,023	$4,571,279

 The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Services and other revenue - other	$274,563	$271,321	$544,986	$541,000
Services and other revenue - DISH Network	112,528	131,483	225,603	262,924
Equipment revenue - other	51,526	53,849	94,385	101,900
Equipment revenue - DISH Network	2,101	2,823	4,870	3,886
Total revenue	440,718	459,476	869,844	909,710
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	126,800	132,548	251,377	262,466
Cost of sales - equipment (exclusive of depreciation and amortization)	47,320	48,783	90,428	93,994
Selling, general and administrative expenses	69,185	65,023	140,100	135,568
Research and development expenses	7,562	6,513	14,494	12,067
Depreciation and amortization	102,305	107,625	204,674	215,639
Total costs and expenses	353,172	360,492	701,073	719,734
Operating income	87,546	98,984	168,771	189,976

Other Income (Expense):
Interest income	1,507	1,157	3,421	2,256
Interest expense, net of amounts capitalized	(36,059)	(43,566)	(74,090)	(88,652)
Loss from partial redemption of debt	—	(5,044)	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	—	(4,649)	—	(4,649)
Gains (losses) on marketable investment securities, net	5,080	(1,613)	5,295	(1,613)
Equity in earnings of unconsolidated affiliate	2,245	1,241	4,104	2,638
Other, net	(1,500)	(657)	5,389	(1,710)
Total other expense, net	(28,727)	(53,131)	(55,881)	(96,774)
Income before income taxes	58,819	45,853	112,890	93,202
Income tax provision	(20,820)	(18,380)	(40,861)	(36,353)
Net income	37,999	27,473	72,029	56,849
Less: Net income attributable to noncontrolling interests	311	428	422	797
Net income attributable to HSS	$37,688	$27,045	$71,607	$56,052

Comprehensive Income:
Net income	$37,999	$27,473	$72,029	$56,849
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,643	987	9,352	(9,247)
Unrealized gains on available-for-sale securities and other	2,167	1,756	1,793	3,313
Recognition of other-than-temporary loss on available-for-sale securities in net income	—	4,649	—	4,649
Recognition of realized gains on available-for-sale securities in net income	(2,985)	(11)	(2,985)	(11)
Total other comprehensive income (loss), net of tax	825	7,381	8,160	(1,296)
Comprehensive income	38,824	34,854	80,189	55,553
Less: Comprehensive income attributable to noncontrolling interests	125	428	236	797
Comprehensive income attributable to HSS	$38,699	$34,426	$79,953	$54,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$72,029	$56,849
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	204,674	215,639
Equity in earnings of unconsolidated affiliate	(4,104)	(2,638)
Amortization of debt issuance costs	3,103	3,051
Loss from partial redemption of debt	—	5,044
Losses (gains) and impairment on marketable investment securities, net	(5,295)	6,262
Stock-based compensation	2,487	2,602
Deferred tax provision	39,219	34,584
Dividends received from unconsolidated entity	10,000	—
Proceeds from sale of trading securities	7,140	—
Changes in current assets and current liabilities, net	(52,511)	(67,920)
Changes in noncurrent assets and noncurrent liabilities, net	3,654	3,831
Other, net	945	(3,330)
Net cash flows from operating activities	281,341	253,974
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(280,810)	(96,462)
Sales and maturities of marketable investment securities	213,913	104,423
Purchases of property and equipment	(220,591)	(187,305)
Expenditures for externally marketed software	(12,299)	(11,660)
Changes in restricted cash and cash equivalents	(1,584)	(1,507)
Investment in unconsolidated entity	(1,636)	—
Payment for EchoStar XXI launch services	(11,875)	—
Other, net	—	(9)
Net cash flows from investing activities	(314,882)	(192,520)
Cash Flows from Financing Activities:
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	(113,300)
Repayment of other debt and capital lease obligations	(16,199)	(23,722)
Advances from affiliates	4,934	—
Capital contribution from EchoStar	11,875	—
Other, net	(798)	(709)
Net cash flows from financing activities	(188)	(137,731)
Effect of exchange rates on cash and cash equivalents	527	(626)
Net increase (decrease) in cash and cash equivalents	(33,202)	(76,903)
Cash and cash equivalents, beginning of period	382,990	225,557
Cash and cash equivalents, end of period	$349,788	$148,654

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$86,623	$91,653
Capitalized interest	$15,830	$5,656
Cash paid for income taxes	$2,471	$1,932
Property and equipment financed under capital lease obligations	$335	$328
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500
Increase (decrease) in capital expenditures included in accounts payable, net	$906	$(148)
Transfer of EchoStar XXI launch contract from EchoStar to HNS	$—	$52,250
Transfer of EchoStar XXIII launch contract from EchoStar to HNS	$70,300	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                   Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.

We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and office customers and network technologies, managed services and communication solutions to domestic and international enterprise and government markets.  The Hughes segment also provides managed services to large enterprises and solutions to customers for mobile satellite systems.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 3 below and in our most recent Annual Report on Form 10-K, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment. DISH Network also owns shares of preferred tracking stock issued by EchoStar Corporation, which together with our preferred tracking stock represents an aggregate 80.0% economic interest in the residential retail satellite and broadband business of our Hughes segment. The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors.

Note 2.                   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the six months ended June 30, 2016 or 2015.

As of June 30, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates.  As of June 30, 2016 and December 31, 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

hierarchy, approximated their carrying amounts of $77.3 million and $79.3 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $3.3 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and $6.1 million and $10.9 million for the six months ended June 30, 2016 and 2015, respectively. In addition, we incurred other research and development expenses of approximately $7.6 million and $6.5 million for the three months ended June 30, 2016 and 2015, respectively, and $14.5 million and $12.1 million for the six months ended June 30, 2016 and 2015, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of June 30, 2016 and December 31, 2015, the net carrying amount of externally marketed software was $70.5 million and $62.8 million, respectively.  We capitalized costs related to the development of externally marketed software of $6.3 million and $6.7 million for the three months ended June 30, 2016 and 2015, respectively, and $12.3 million and $11.7 million for the six months ended June 30, 2016 and 2015, respectively.  We recorded amortization expense relating to the development of externally marketed software of $2.3 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of June 30, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  This standard amends the consolidation guidance for variable interest entities and general partners’ investments in limited partnerships and similar entities.  ASU 2015-02 was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and required either a retrospective or a modified retrospective approach as of the beginning of the fiscal year of adoption.  We adopted ASU 2015-02 in the first quarter of 2016. The adoption of the standard did not impact our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  ASU 2015-03 was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and required a retrospective approach to adoption.  We adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, we presented unamortized debt issuance cost previously reported in “Other noncurrent assets, net” with a carrying amount of $31.3 million as of December 31, 2015, as a reduction of our “Long-term debt and capital lease obligations, net of unamortized debt issuance costs”.
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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 3.                   Hughes Retail Preferred Tracking Stock

Satellite and Tracking Stock Transaction

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The shares of the Tracking Stock issued to DISH Network represent an aggregate 80.0% economic interest in the Hughes Retail Group (the shares issued as HSS Tracking Stock represent a 28.11% economic interest in the Hughes Retail Group and the shares issued as EchoStar Tracking Stock represent a 51.89% economic interest in the Hughes Retail Group).  In addition to the remaining 20.0% economic interest in the Hughes Retail Group, HSS retains all economic interest in the wholesale satellite broadband business and other businesses of HSS.  The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, HSS increased short-term cash flow that it believes better positions it to achieve its strategic objectives.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $44.3 million and $53.8 million as of June 30, 2016 and December 31, 2015, respectively.

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statement of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,

		2016	2015	2016	2015
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(2,985)	$(11)	$(2,985)	$(11)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	4,649	—	4,649
Total reclassifications, net of tax and noncontrolling interests		$(2,985)	$4,638	$(2,985)	$4,638

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains (losses) on marketable investment securities, net” in our condensed consolidated statements of operations and comprehensive income (loss).

(2)	In June 2015, we recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

Note 5.                   Investment Securities

Our marketable investment securities and investments in unconsolidated entities consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$294,285	$228,770
Strategic equity securities	8,709	18,297
Other	12,641	6,276
Total marketable investment securities—current	315,635	253,343
Investments in unconsolidated entities—noncurrent:
Cost method	15,438	15,438
Equity method	21,782	26,043
Total investments in unconsolidated entities—noncurrent	37,220	41,481
Total marketable investment securities and investments in unconsolidated entities	$352,855	$294,824

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three and six months ended June 30, 2016 or 2015.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

For the three and six months ended June 30, 2016, “Gains (losses) on marketable investment securities, net” included losses of $1.2 million and $1.0 million, respectively, related to trading securities that we held as of June 30, 2016.  For each of the three and six months ended June 30, 2015, “Gains (losses) on marketable investment securities, net” included a $1.6 million loss related to trading securities that we held as of June 30, 2015.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds.

Unrealized Gains (Losses) on Marketable Investment Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2016
Debt securities:
Corporate bonds	$294,144	$233	$(92)	$294,285
Other	12,642	1	(2)	12,641
Equity securities - strategic	4,833	—	(1,637)	3,196
Total marketable investment securities	$311,619	$234	$(1,731)	$310,122
As of December 31, 2015
Debt securities:
Corporate bonds	$229,004	$2	$(236)	$228,770
Other	6,279	—	(3)	6,276
Equity securities - strategic	8,037	—	(82)	7,955
Total marketable investment securities	$243,320	$2	$(321)	$243,001

As of June 30, 2016, restricted and non-restricted marketable investment securities included debt securities of $269.4 million with contractual maturities of one year or less and $37.5 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Available-for-Sale Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position.  We do not intend to sell these securities before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature.  We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions as of June 30, 2016.

	As of
	June 30, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$149,854	$(1,731)	$148,629	$(268)
12 months or more	25	—	67,751	(53)
Total	$149,879	$(1,731)	$216,380	$(321)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Sales of Marketable Investment Securities

We recognized gains from the sales of our available-for-sale securities of $3.0 million for each of the three and six months ended June 30, 2016 and de minimis gains for each of the three and six months ended June 30, 2015. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and six months ended June 30, 2016 and 2015.

Proceeds from sales of our available-for-sale securities totaled $15.3 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $17.6 million and $10.6 million for the six months ended June 30, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of June 30, 2016 and December 31, 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$288,998	$23	$288,975	$303,152	$213	$302,939
Debt securities:
Corporate bonds	$294,285	$—	$294,285	$228,770	$—	$228,770
Other	12,641	—	12,641	6,276	—	6,276
Equity securities - strategic	8,709	8,709	—	18,297	18,297	—
Total marketable investment securities	$315,635	$8,709	$306,926	$253,343	$18,297	$235,046

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

In June 2016, we recorded a $10.0 million cash distribution from an investment accounted for using the equity method that was determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statement of cash flows.

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$122,440	$127,946
Contracts in process, net	23,379	23,011
Total trade accounts receivable	145,819	150,957
Allowance for doubtful accounts	(12,440)	(11,447)
Trade accounts receivable - DISH Network	27,270	21,258
Total trade accounts receivable, net	$160,649	$160,768

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2016 and December 31, 2015, progress billings offset against contracts in process amounted to $0.9 million and $2.9 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$40,863	$39,642
Raw materials	6,475	5,280
Work-in process	7,903	3,875
Total inventory	$55,241	$48,797

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

		As of
	Depreciable Life (In Years)	June 30, 2016	December 31, 2015
		(In thousands)
Land	—	$13,338	$12,055
Buildings and improvements	1 - 30	78,141	73,949
Furniture, fixtures, equipment and other	1 - 12	387,858	371,889
Customer rental equipment	2 - 4	636,745	588,430
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	665,518	665,518
Construction in progress	—	479,614	311,083
Total property and equipment		4,642,334	4,404,044
Accumulated depreciation		(2,319,774)	(2,138,642)
Property and equipment, net		$2,322,560	$2,265,402

Construction in progress consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$307,258	$187,253
Satellite related equipment	143,282	104,566
Other	29,074	19,264
Construction in progress	$479,614	$311,083

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of June 30, 2016.

Satellites	Segment	Expected Launch Date
Eutelsat 65 West A (2)	Hughes	March 2016 (1)
EchoStar 105/SES-11	ESS	Fourth quarter of 2016
Telesat T19V (“63 West”) (2)	Hughes	Second quarter of 2018

(1)	This satellite was launched in March 2016 and placed into service in July 2016.

(2)	We entered into a satellite services agreement and made prepayments for certain capacity on this satellite once launched, but are not a party to the construction contract.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Satellites	$46,965	$49,154	$93,930	$98,241
Furniture, fixtures, equipment and other	14,102	15,058	28,144	27,275
Customer rental equipment	29,000	30,524	58,137	60,711
Buildings and improvements	1,048	1,275	2,109	2,567
Total depreciation expense	$91,115	$96,011	$182,320	$188,794

Satellites

As of June 30, 2016, we utilized in support of our operations, 16 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Two of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of June 30, 2016.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the six months ended June 30, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

Note 9.                   Goodwill and Other Intangible Assets

Goodwill

The excess of the cost of an acquired business over the fair values of net tangible and identifiable intangible assets at the time of the acquisition is recorded as goodwill.  Goodwill is assigned to the reporting units within our operating segments and is subject to impairment testing annually, or more frequently when events or changes in circumstances indicate the fair value of a reporting unit is more likely than not less than its carrying amount.

As of June 30, 2016 and December 31, 2015, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of reporting units’ goodwill in the second quarter of 2016, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		June 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(202,227)	$68,073	$270,300	$(189,910)	$80,390
Contract-based	4	64,800	(64,800)	—	64,800	(64,800)	—
Technology-based	6	51,417	(43,564)	7,853	51,417	(39,281)	12,136
Trademark portfolio	20	29,700	(7,549)	22,151	29,700	(6,806)	22,894
Total other intangible assets		$416,217	$(318,140)	$98,077	$416,217	$(300,797)	$115,420

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $11.2 million and $11.6 million for the three months ended June 30, 2016 and 2015, respectively, and $22.4 million and $26.8 million for the six months ended June 30, 2016 and 2015, respectively.

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

		As of
		June 30, 2016		December 31, 2015
	Effective Interest Rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,070,438	$990,000	$1,071,675
7 5/8% Senior Notes due 2021	8.062%	900,000	969,750	900,000	954,000
Other		375	375	803	803
Less: Unamortized debt issuance costs		(28,172)	—	(31,276)	—
Subtotal		1,862,203	$2,040,563	1,859,527	$2,026,478
Capital lease obligations		311,568		325,745
Total debt and capital lease obligations		2,173,771		2,185,272
Less: Current portion		(31,410)		(30,284)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$2,142,361		$2,154,988

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

On May 6, 2016, we offered to repurchase for cash all or any part of our outstanding 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) and our outstanding 7 5/8% Senior Notes due 2021 (the “2021 Senior Unsecured Notes”) at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon to the date of repurchase. The Change of Control Offers expired on June 6, 2016, with none of the 2019 Senior Secured Notes or the 2021 Senior Unsecured Notes tendered for repurchase.

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

Income tax expense was approximately $40.9 million and $36.4 million for the six months ended June 30, 2016 and 2015, respectively.  Our estimated effective income tax rate was 36.2% and 39.0% for the six months ended June 30, 2016 and 2015, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2016 were primarily due to the impact of state and local taxes, partially offset by research and experimentation credits.  For the six months ended June 30, 2015, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the impact of state and local taxes.

Note 12.            Commitments and Contingencies

Commitments

As of June 30, 2016, our satellite-related obligations were approximately $756.3 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, EchoStar 105/SES-11, and 63 West satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites, as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”), as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.”  Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents.  In the operative Amended Complaint, served on March 6, 2014, Caltech claims that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard.  On September 26, 2014, Caltech requested leave to amend its Amended Complaint to add EchoStar Corporation and EchoStar Technologies L.L.C. as defendants, as well as to allege that a number of additional set-top boxes infringe the asserted patents.  On November 7, 2014, the Court rejected that request.  Additionally, on November 4, 2014, the Court ruled that the patent claims at issue in the suit are directed to patentable subject matter.  On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that HNS’ Gen4 HT1000 and HT1100 products infringe the same patents asserted in the first case.  We answered that second complaint on March 24, 2015.  The trial for the first case which was scheduled to commence on April 20, 2015, was vacated by the Court on March 16, 2015 and a new trial date has yet to be set.  On May 5, 2015, the Court granted summary judgment for us on a number of issues, finding that Caltech’s damages theory improperly apportioned alleged damages, that allegations of infringement against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C. should be dismissed from the case, and affirming that Caltech could not assert infringement under the doctrine of equivalents.  The Court also granted motions by Caltech seeking findings that certain of its patents were not indefinite or subject to equitable estoppel.  The Court otherwise denied motions for summary judgment, including a motion by Caltech seeking summary judgment of infringement.  On May 25, 2016, we, the DISH Network defendants and Caltech entered into a settlement agreement pursuant to which the Court dismissed with prejudice all of the claims in these actions on May 31, 2016.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  Over November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint.

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

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as HSS, EchoStar Corporation, EchoStar Technologies, L.L.C, and Sling Media, Inc., a subsidiary of EchoStar, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks.  TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions. On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines.

Two-Way Media Ltd

On February 17, 2016, Two-Way Media Ltd (“TWM”) filed a complaint against EchoStar Corporation and its subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the Sling TV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringe the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Transactions between segments were not significant for the three and six months ended June 30, 2016 or 2015.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, capital expenditures, and EBITDA for each of our operating segments:

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2016
External revenue	$338,574	$101,278	$866	$440,718
Intersegment revenue	$763	$172	$(935)	$—
Total revenue	$339,337	$101,450	$(69)	$440,718
Capital expenditures	$81,322	$10,312	$—	$91,634
EBITDA	$106,379	$83,826	$5,160	$195,365
For the Three Months Ended June 30, 2015
External revenue	$334,554	$124,402	$520	$459,476
Intersegment revenue	$631	$187	$(818)	$—
Total revenue	$335,185	$124,589	$(298)	$459,476
Capital expenditures	$70,527	$24,468	$—	$94,995
EBITDA	$103,414	$103,558	$(11,513)	$195,459
For the Six Months Ended June 30, 2016
External revenue	$664,113	$204,093	$1,638	$869,844
Intersegment revenue	$1,462	$346	$(1,808)	$—
Total revenue	$665,575	$204,439	$(170)	$869,844
Capital expenditures	$185,559	$35,032	$—	$220,591
EBITDA	$205,847	$172,012	$9,952	$387,811
For the Six Months Ended June 30, 2015
External revenue	$659,504	$249,600	$606	$909,710
Intersegment revenue	$961	$387	$(1,348)	$—
Total revenue	$660,465	$249,987	$(742)	$909,710
Capital expenditures	$135,054	$52,251	$—	$187,305
EBITDA	$194,687	$209,977	$(10,224)	$394,440

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
EBITDA	$195,365	$195,459	$387,811	$394,440
Interest income and expense, net	(34,552)	(42,409)	(70,669)	(86,396)
Depreciation and amortization	(102,305)	(107,625)	(204,674)	(215,639)
Net income attributable to noncontrolling interests	311	428	422	797
Income before income taxes	$58,819	$45,853	$112,890	$93,202

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $3.2 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $5.6 million and $8.2 million for the six months ended June 30, 2016 and 2015, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

We participate in certain of EchoStar’s shared services arrangements for its subsidiaries in the ordinary course of business, including arrangements for payroll, accounts payable and cash management. From time to time in connection with the processing of transactions under these arrangements, we may pay or receive amounts attributable to other domestic subsidiaries of EchoStar. We report net payments on behalf of other subsidiaries in “Advances to affiliates, net” within current assets and we report net receipts on behalf of other subsidiaries in “Advances from affiliates, net” within current liabilities in our condensed consolidated balance sheets. No repayment schedule for these net advances has been determined.

EchoStar and certain of its subsidiaries have provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2018 and 2022. Advances under these agreements bear interest at annual rates ranging from one to three percent, subject to periodic adjustment based on the one-year U.S. LIBOR rate. We report amounts payable under these agreements in “Advances from affiliates” within noncurrent liabilities in our condensed consolidated balance sheets.

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreement.  As part of applying for our launch licenses for EchoStar XXI and XXIII through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd., EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites, which are currently under construction and scheduled to be launched later in 2016.  In March 2016, we recorded a $70.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the EchoStar XXIII launch service contract prior to the transfer date. EOC also contracted to make future payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In March 2016, HNS Ltd. received $11.9 million in cash from EOC to fund a required payment under the EchoStar XXI launch service contract.  We recorded the cash receipt as an increase in “Additional paid-in capital.” HNS Ltd.’s future payments under the launch service contracts are included in our disclosure of satellite-related obligations in Note 12.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies.  However, pursuant to the Satellite and Tracking Stock Transaction, described in Note 3 and below, DISH Network owns Hughes Retail Preferred Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment.  The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following the Spin-off, EchoStar and DISH Network have entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts DISH Network pays for products and services provided under the agreements

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

are based on our cost plus a fixed margin (unless noted differently below or in our most recent Annual Report on Form 10-K), which varies depending on the nature of the products and services provided.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013.  Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date.  In July 2016, we and DISH Network further amended the transponder service agreement to, among other things, extend the initial term by one additional year and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional five-year period.  If either we or DISH Network exercise our respective five-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term.  There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the first five-year renewal option or DISH Network does not exercise the second five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

DBSD North America Agreement.  In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, hosting, operations and maintenance services of DBSD North America’s satellite gateway and associated ground infrastructure.  The agreements generally may be terminated by DISH Network at any time for convenience.

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
(Unaudited)

General and administrative expenses — DISH Network

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

Other agreements — DISH Network

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

Caltech. On October 1, 2013, Caltech filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions. See Note 14 of these condensed consolidated financial statements for further information.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. In April 2016, Hughes Systique repaid in full the remaining $0.3 million outstanding principal and interest of the loan facility. As of June 30, 2016, the principal amount outstanding of the loan facility was zero. In addition to our 43.9% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2016. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $5.8 million for each of the three months ended June 30, 2016 and 2015 and $11.7 million for each of the six months ended June 30, 2016 and 2015.  As of June 30, 2016 and December 31, 2015, we had trade accounts receivable from Dish Mexico of approximately $12.7 million and $10.6 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million for each of the three months ended June 30, 2016 and 2015 and $1.3 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and December 31, 2015, we had trade accounts receivable from Deluxe of approximately $0.6 million and $0.1 million, respectively. In June 2016, we recorded a $10.0 million cash distribution from Deluxe that was determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statement of cash flows.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 15.            Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 2019 Senior Secured Notes and 2021 Senior Unsecured Notes, which were issued on June 1, 2011.  See Note 10 for further information on the 2019 Senior Secured Notes and the 2021 Senior Unsecured Notes.

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

The indentures governing the 2019 Senior Secured Notes and the 2021 Senior Unsecured Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of certain of our subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, enter into transactions with affiliates or allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

The condensed consolidating financial information presented below should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$288,615	$37,370	$23,803	$—	$349,788
Marketable investment securities, at fair value	306,925	8,710	—	—	315,635
Trade accounts receivable, net	—	105,910	27,469	—	133,379
Trade accounts receivable - DISH Network, net	—	27,270	—	—	27,270
Inventory	—	46,440	8,801	—	55,241
Advances to affiliates, net	10	894,102	7,046	(820,971)	80,187
Other current assets	86	22,443	24,084	—	46,613
Total current assets	595,636	1,142,245	91,203	(820,971)	1,008,113
Restricted cash and cash equivalents	13,479	7,500	745	—	21,724
Property and equipment, net	—	2,167,215	155,345	—	2,322,560
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	98,077	—	—	98,077
Investments in unconsolidated entities	—	37,220	—	—	37,220
Investment in subsidiaries	3,584,981	293,096	—	(3,878,077)	—
Advances to affiliates	700	—	—	(700)	—
Other noncurrent assets, net	166,406	139,326	150,172	(166,406)	289,498
Total assets	$4,361,202	$4,860,510	$397,465	$(4,866,154)	$4,753,023
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$94,357	$10,022	$—	$104,379
Trade accounts payable - DISH Network	—	5	—	—	5
Current portion of long-term debt and capital lease obligations	—	30,460	950	—	31,410
Advances from affiliates, net	793,921	5,896	25,678	(820,971)	4,524
Accrued expenses and other	10,788	120,419	27,140	—	158,347
Total current liabilities	804,709	251,137	63,790	(820,971)	298,665
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	1,861,828	279,411	1,122	—	2,142,361
Deferred tax liabilities, net	—	658,710	—	(166,406)	492,304
Advances from affiliates	—	—	31,061	(700)	30,361
Other non-current liabilities	—	83,062	59	—	83,121
Total HSS shareholders’ equity (deficit)	1,694,665	3,588,190	289,887	(3,878,077)	1,694,665
Noncontrolling interests	—	—	11,546	—	11,546
Total liabilities and shareholders’ equity (deficit)	$4,361,202	$4,860,510	$397,465	$(4,866,154)	$4,753,023

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$300,634	$55,767	$26,589	$—	$382,990
Marketable investment securities, at fair value	238,249	15,094	—	—	253,343
Trade accounts receivable, net	—	101,923	37,587	—	139,510
Trade accounts receivable - DISH Network, net	—	21,258	—	—	21,258
Advances to affiliates, net	10	807,341	6,244	(766,208)	47,387
Inventory	—	39,948	8,849	—	48,797
Other current assets	40	24,565	26,890	—	51,495
Total current assets	538,933	1,065,896	106,159	(766,208)	944,780
Restricted cash and cash equivalents	11,985	7,500	655	—	20,140
Property and equipment, net	—	2,181,495	83,907	—	2,265,402
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	115,420	—	—	115,420
Investments in unconsolidated entities	—	41,481	—	—	41,481
Investment in subsidiaries	3,350,914	166,739	—	(3,517,653)	—
Advances to affiliates	700	678	—	(1,378)	—
Other noncurrent assets, net	254,486	135,970	72,255	(254,486)	208,225
Total assets	$4,157,018	$4,691,010	$262,976	$(4,539,725)	$4,571,279
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$86,477	$11,171	$—	$97,648
Trade accounts payable - DISH Network	—	19	—	—	19
Current portion of long-term debt and capital lease obligations	—	28,829	1,455	—	30,284
Advances from affiliates, net	739,810	5,307	24,863	(766,207)	3,773
Accrued expenses and other	28,154	130,532	22,550	—	181,236
Total current liabilities	767,964	251,164	60,039	(766,207)	312,960
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	1,858,724	295,060	1,204	—	2,154,988
Deferred tax liabilities, net	—	706,837	—	(254,487)	452,350
Advances from affiliates	—	—	26,661	(1,378)	25,283
Other non-current liabilities	—	84,006	52	—	84,058
Total HSS shareholders’ equity (deficit)	1,530,330	3,353,943	163,710	(3,517,653)	1,530,330
Noncontrolling interests	—	—	11,310	—	11,310
Total liabilities and shareholders’ equity (deficit)	$4,157,018	$4,691,010	$262,976	$(4,539,725)	$4,571,279

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$248,005	$32,239	$(5,681)	$274,563
Services and other revenue - DISH Network	—	112,528	—	—	112,528
Equipment revenue - other	—	50,636	3,888	(2,998)	51,526
Equipment revenue - DISH Network	—	2,101	—	—	2,101
Total revenue	—	413,270	36,127	(8,679)	440,718
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	108,424	23,958	(5,582)	126,800
Cost of sales - equipment (exclusive of depreciation and amortization)	—	46,903	3,003	(2,586)	47,320
Selling, general and administrative expenses	—	60,197	9,499	(511)	69,185
Research and development expenses	—	7,562	—	—	7,562
Depreciation and amortization	—	100,679	1,626	—	102,305
Total costs and expenses	—	323,765	38,086	(8,679)	353,172
Operating income	—	89,505	(1,959)	—	87,546
Other Income (Expense):
Interest income	1,404	34	70	(1)	1,507
Interest expense, net of amounts capitalized	(34,810)	(3,629)	2,379	1	(36,059)
Gains (losses) on marketable investment securities, net	2,985	2,095	—	—	5,080
Equity in earnings of unconsolidated affiliate	—	2,245	—	—	2,245
Equity in earnings (losses) of subsidiaries, net	56,189	620	—	(56,809)	—
Other, net	—	(2,069)	569	—	(1,500)
Total other income (expense), net	25,768	(704)	3,018	(56,809)	(28,727)
Income (loss) before income taxes	25,768	88,801	1,059	(56,809)	58,819
Income tax benefit (provision)	11,920	(32,523)	(217)	—	(20,820)
Net income (loss)	37,688	56,278	842	(56,809)	37,999
Less: Net income attributable to noncontrolling interests	—	—	311	—	311
Net income (loss) attributable to HSS	$37,688	$56,278	$531	$(56,809)	$37,688
Comprehensive Income (Loss):
Net income (loss)	$37,688	$56,278	$842	$(56,809)	$37,999
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,643	—	1,643
Unrealized gains (losses) on available-for-sale securities and other	3,116	(905)	(44)	—	2,167
Recognition of realized gains on available-for-sale securities included in net income	(2,985)	—	—	—	(2,985)
Equity in other comprehensive income (loss) of subsidiaries, net	880	1,785	—	(2,665)	—
Total other comprehensive income (loss), net of tax	1,011	880	1,599	(2,665)	825
Comprehensive income (loss)	38,699	57,158	2,441	(59,474)	38,824
Less: Comprehensive income attributable to noncontrolling interests	—	—	125	—	125
Comprehensive income (loss) attributable to HSS	$38,699	$57,158	$2,316	$(59,474)	$38,699

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$248,329	$35,433	$(12,441)	$271,321
Services and other revenue - DISH Network	—	131,544	(61)	—	131,483
Equipment revenue	—	54,288	7,483	(7,922)	53,849
Equipment revenue - DISH Network	—	2,823	—	—	2,823
Total revenue	—	436,984	42,855	(20,363)	459,476
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	119,707	24,798	(11,957)	132,548
Cost of sales - equipment (exclusive of depreciation and amortization)	—	50,831	5,470	(7,518)	48,783
Selling, general and administrative expenses	—	57,086	8,825	(888)	65,023
Research and development expenses	—	6,513	—	—	6,513
Depreciation and amortization	—	106,082	1,543	—	107,625
Total costs and expenses	—	340,219	40,636	(20,363)	360,492
Operating income	—	96,765	2,219	—	98,984
Other Income (Expense):
Interest income	868	61	259	(31)	1,157
Interest expense, net of amounts capitalized	(36,183)	(7,961)	547	31	(43,566)
Loss from partial redemption of debt	(5,044)	—	—	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	(4,649)	—	—	—	(4,649)
Gains (losses) on marketable investment securities, net	10	(1,623)	—	—	(1,613)
Equity in earnings of unconsolidated affiliate	—	1,241	—	—	1,241
Equity in earnings (losses) of subsidiaries, net	57,683	2,014	—	(59,697)	—
Other, net	(2,998)	1,725	616	—	(657)
Total other income (expense), net	9,687	(4,543)	1,422	(59,697)	(53,131)
Income (loss) before income taxes	9,687	92,222	3,641	(59,697)	45,853
Income tax benefit (provision)	17,360	(34,446)	(1,294)	—	(18,380)
Net income (loss)	27,047	57,776	2,347	(59,697)	27,473
Less: Net income (loss) attributable to noncontrolling interests	—	—	428	—	428
Net income (loss) attributable to HSS	$27,047	$57,776	$1,919	$(59,697)	$27,045
Comprehensive Income (Loss):
Net income (loss)	$27,047	$57,776	$2,347	$(59,697)	$27,473
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	987	—	987
Unrealized gains on available-for-sale securities and other	1,745	—	11	—	1,756
Recognition of other-than-temporary loss on available-for-sale securities in net income	4,649	—	—	—	4,649
Recognition of realized gains on available-for-sale securities in net income	(11)	—	—	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	996	998	—	(1,994)	—
Total other comprehensive income (loss), net of tax	7,379	998	998	(1,994)	7,381
Comprehensive income (loss)	34,426	58,774	3,345	(61,691)	34,854
Less: Comprehensive income attributable to noncontrolling interests	—	—	428	—	428
Comprehensive income (loss) attributable to HSS	$34,426	$58,774	$2,917	$(61,691)	$34,426

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$494,083	$62,017	$(11,114)	$544,986
Services and other revenue - DISH Network	—	225,603	—	—	225,603
Equipment revenue - other	—	94,533	6,825	(6,973)	94,385
Equipment revenue - DISH Network	—	4,870	—	—	4,870
Total revenue	—	819,089	68,842	(18,087)	869,844
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	216,872	45,232	(10,727)	251,377
Cost of sales - equipment (exclusive of depreciation and amortization)	—	90,916	5,610	(6,098)	90,428
Selling, general and administrative expenses	—	122,536	18,826	(1,262)	140,100
Research and development expenses	—	14,494	—	—	14,494
Depreciation and amortization	—	201,521	3,153	—	204,674
Total costs and expenses	—	646,339	72,821	(18,087)	701,073
Operating income	—	172,750	(3,979)	—	168,771
Other Income (Expense):
Interest income	2,633	79	719	(10)	3,421
Interest expense, net of amounts capitalized	(69,591)	(8,098)	3,589	10	(74,090)
Gains (losses) on marketable investment securities, net	2,985	2,310	—	—	5,295
Equity in earnings of unconsolidated affiliate	—	4,104	—	—	4,104
Equity in earnings (losses) of subsidiaries, net	107,268	174	—	(107,442)	—
Other, net	6,750	(2,276)	915	—	5,389
Total other income (expense), net	50,045	(3,707)	5,223	(107,442)	(55,881)
Income (loss) before income taxes	50,045	169,043	1,244	(107,442)	112,890
Income tax benefit (provision)	21,562	(61,597)	(826)	—	(40,861)
Net income (loss)	71,607	107,446	418	(107,442)	72,029
Less: Net income attributable to noncontrolling interests	—	—	422	—	422
Net income (loss) attributable to HSS	$71,607	$107,446	$(4)	$(107,442)	$71,607
Comprehensive Income (Loss):
Net income (loss)	$71,607	$107,446	$418	$(107,442)	$72,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	9,352	—	9,352
Unrealized gains (losses) on available-for-sale securities and other	3,360	(1,555)	(12)	—	1,793
Recognition of realized gains on available-for-sale securities in net income	(2,985)	—	—	—	(2,985)
Equity in other comprehensive income (loss) of subsidiaries, net	7,971	9,526	—	(17,497)	—
Total other comprehensive income (loss), net of tax	8,346	7,971	9,340	(17,497)	8,160
Comprehensive income (loss)	79,953	115,417	9,758	(124,939)	80,189
Less: Comprehensive income attributable to noncontrolling interests	—	—	236	—	236
Comprehensive income (loss) attributable to HSS	$79,953	$115,417	$9,522	$(124,939)	$79,953

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$494,740	$71,964	$(25,704)	$541,000
Services and other revenue - DISH Network	—	262,806	118	—	262,924
Equipment revenue	—	99,142	13,464	(10,706)	101,900
Equipment revenue - DISH Network	—	3,886	—	—	3,886
Total revenue	—	860,574	85,546	(36,410)	909,710
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	237,794	49,892	(25,220)	262,466
Cost of sales - equipment (exclusive of depreciation and amortization)	—	93,887	10,060	(9,953)	93,994
Selling, general and administrative expenses	—	119,980	16,825	(1,237)	135,568
Research and development expenses	—	12,067	—	—	12,067
Depreciation and amortization	—	212,474	3,165	—	215,639
Total costs and expenses	—	676,202	79,942	(36,410)	719,734
Operating income	—	184,372	5,604	—	189,976
Other Income (Expense):
Interest income	1,701	119	510	(74)	2,256
Interest expense, net of amounts capitalized	(72,736)	(16,896)	906	74	(88,652)
Loss from partial redemption of debt	(5,044)	—	—	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	(4,649)	—	—	—	(4,649)
Gains (losses) on marketable investment securities, net	10	(1,623)	—	—	(1,613)
Equity in earnings of unconsolidated affiliate	—	2,638	—	—	2,638
Equity in earnings (losses) of subsidiaries, net	111,869	3,047	—	(114,916)	—
Other, net	(6,748)	6,285	(1,247)	—	(1,710)
Total other income (expense), net	24,403	(6,430)	169	(114,916)	(96,774)
Income (loss) before income taxes	24,403	177,942	5,773	(114,916)	93,202
Income tax benefit (provision)	31,649	(65,890)	(2,112)	—	(36,353)
Net income (loss)	56,052	112,052	3,661	(114,916)	56,849
Less: Net income attributable to noncontrolling interests	—	—	797	—	797
Net income (loss) attributable to HSS	$56,052	$112,052	$2,864	$(114,916)	$56,052
Comprehensive Income (Loss):
Net income (loss)	$56,052	$112,052	$3,661	$(114,916)	$56,849
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(9,247)	—	(9,247)
Unrealized gains on available-for-sale securities and other	3,302	—	11	—	3,313
Recognition of other-than-temporary loss on available-for-sale securities in net income	4,649	—	—	—	4,649
Recognition of realized gains on available-for-sale securities in net income	(11)	—	—	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	(9,236)	(9,236)	—	18,472	—
Total other comprehensive income (loss), net of tax	(1,296)	(9,236)	(9,236)	18,472	(1,296)
Comprehensive income (loss)	54,756	102,816	(5,575)	(96,444)	55,553
Less: Comprehensive income attributable to noncontrolling interests	—	—	797	—	797
Comprehensive income (loss) attributable to HSS	$54,756	$102,816	$(6,372)	$(96,444)	$54,756

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$71,607	$107,446	$418	$(107,442)	$72,029
Adjustments to reconcile net income (loss) to net cash flows from operating activities	19,205	66,295	16,370	107,442	209,312
Net cash flows from operating activities	90,812	173,741	16,788	—	281,341
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(280,810)	—	—	—	(280,810)
Sales and maturities of marketable investment securities	213,913	—	—	—	213,913
Purchases of property and equipment	—	(162,392)	(58,199)	—	(220,591)
Changes in restricted cash and cash equivalents	(1,494)	—	(90)	—	(1,584)
Investment in unconsolidated entity	—	(1,636)	—	—	(1,636)
Investment in subsidiary	(46,323)	(46,323)	—	92,646	—
Payment for EchoStar XXI launch services	—	—	(11,875)	—	(11,875)
Expenditures for externally marketed software	—	(12,299)	—	—	(12,299)
Other, net	—	340	—	(340)	—
Net cash flows from investing activities	(114,714)	(222,310)	(70,164)	92,306	(314,882)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	46,323	46,323	(92,646)	—
Capital contribution from EchoStar	11,875	—	—	—	11,875
Repayment of other debt and capital lease obligations	—	(14,017)	(2,182)	—	(16,199)
Advances from affiliates	—	—	4,934	—	4,934
Other, net	8	(2,134)	988	340	(798)
Net cash flows from financing activities	11,883	30,172	50,063	(92,306)	(188)
Effect of exchange rates on cash and cash equivalents	—	—	527	—	527
Net increase (decrease) in cash and cash equivalents	(12,019)	(18,397)	(2,786)	—	(33,202)
Cash and cash equivalents, at beginning of period	300,634	55,767	26,589	—	382,990
Cash and cash equivalents, at end of period	$288,615	$37,370	$23,803	$—	$349,788

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$56,052	$112,052	$3,661	$(114,916)	$56,849
Adjustments to reconcile net income (loss) to net cash flows from operating activities	2,889	77,888	1,432	114,916	197,125
Net cash flows from operating activities	58,941	189,940	5,093	—	253,974
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(96,462)	—	—	—	(96,462)
Sales and maturities of marketable investment securities	104,423	—	—	—	104,423
Purchases of property and equipment	—	(161,853)	(25,452)	—	(187,305)
Expenditures for externally marketed software	—	(11,660)	—	—	(11,660)
Changes in restricted cash and cash equivalents	(1,399)	—	(108)	—	(1,507)
Investment in subsidiary	(21,000)	(21,000)	—	42,000	—
Other, net	—	691	—	(700)	(9)
Net cash flows from investing activities	(14,438)	(193,822)	(25,560)	41,300	(192,520)
Cash Flows from Financing Activities:
Proceeds from capital contributions from parent	—	21,000	21,000	(42,000)	—
Repayment of 2019 Senior Secured Notes Due and related premium	(113,300)	—	—	—	(113,300)
Repayment of long-term debt and capital lease obligations	—	(20,217)	(3,505)	—	(23,722)
Other, net	5	(3,770)	2,356	700	(709)
Net cash flows from financing activities	(113,295)	(2,987)	19,851	(41,300)	(137,731)
Effect of exchange rates on cash and cash equivalents	—	—	(626)	—	(626)
Net increase (decrease) in cash and cash equivalents	(68,792)	(6,869)	(1,242)	—	(76,903)
Cash and cash equivalents, at beginning of period	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of period	$73,970	$44,723	$29,961	$—	$148,654

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 16.            Subsequent Events

Issuance of Secured and Unsecured Notes

On July 27, 2016, we issued $750 million aggregate principal amount of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) pursuant to an Indenture dated July 27, 2016 (the “2016 Secured Indenture”) at an issue price of 100% of their aggregate principal amount and $750 million aggregate principal amount of 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) pursuant to an Indenture dated July 27, 2016 (the “2016 Unsecured Indenture” and together with the 2016 Secured Indenture, the “2016 Indentures”) at an issue price of 100% of their aggregate principal amount.

The 2026 Senior Secured Notes bear interest at a rate of 5.250% per annum and mature on August 1, 2026, and the 2026 Senior Unsecured Notes bear interest at a rate of 6.625% per annum and mature on August 1, 2026. Interest on the 2026 Notes will be payable semi-annually on February 1 and August 1 of each year commencing February 1, 2017.

The 2026 Notes are redeemable only in limited circumstances. The 2026 Notes are redeemable, in whole or in part at any time at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the 2016 Indentures. We may also redeem up to 10% of the outstanding 2026 Senior Secured Notes per year prior to August 1, 2020 at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In addition, we may, at any time prior to August 1, 2019, with the net cash proceeds from certain equity offerings or capital contributions, redeem up to 35% of the 2026 Senior Secured Notes, at 105.25% of the principal amount, and up to 35% of the 2026 Senior Unsecured Notes, at a redemption price equal to 106.625% of the principal amount plus, in each case, accrued and unpaid interest on the 2026 Notes being redeemed to the date of redemption..

The 2026 Senior Secured Notes are:

•	our secured obligations;

•	secured by security interests in substantially all of our and certain of our subsidiaries existing and future tangible and intangible assets on a first priority basis, subject to certain exceptions;

•	ranked equally and ratably with the existing 2019 Senior Secured Notes;

•
effectively junior to our obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes, in each case, to the extent of the value of the collateral securing such obligations;

•
effectively senior to our existing and future unsecured obligations to the extent of the value of the collateral securing the 2026 Senior Secured Notes, after giving effect to permitted liens as provided in the 2016 Secured Indenture;

•	senior in right of payment to all of our existing and future obligations that are expressly subordinated to the 2026 Senior Secured Notes;

•	structurally junior to any of our existing and future obligations that do not guarantee the 2026 Senior Secured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the 2026 Senior Secured Notes.

The 2026 Senior Unsecured Notes are:

•	our unsecured senior obligations;

•	ranked equally with all existing and future unsubordinated indebtedness and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;

•	effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

•	senior in right of payment to all of our existing and future obligations that are expressly subordinated to the 2026 Senior Unsecured Notes;

•	structurally junior to any of existing and future obligations of our subsidiaries that do not guarantee the 2026 Senior Unsecured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

The 2026 Notes are guaranteed by the same subsidiary guarantors that currently guarantee the 2019 Senior Secured Notes and the 2021 Senior Unsecured Notes.
Subject to certain exceptions, the 2016 Indentures contain restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of certain of our subsidiaries to:

•	incur additional debt;

•	pay dividends or make distributions on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets; and

•	allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

These covenants include a number of important exceptions.

In the event of a Change of Control, as defined in the 2016 Indentures, we would be required to make an offer to repurchase all or any part of a holder’s 2026 Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

The 2016 Indentures provide for customary events of default, including, among other things, nonpayment, breach of the covenants in the 2016 Indentures, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If any event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the applicable then outstanding 2026 Notes may declare all the applicable 2026 Notes to be due and payable immediately, together with any accrued and unpaid interest.

As discussed above, we and certain of our subsidiaries have granted a first priority security interest in substantially all our and their assets, subject to certain exceptions and permitted liens, to secure our obligations under the 2019 Senior Secured Notes and the 2026 Senior Secured Notes.

Under the terms of a registration rights agreement, we have agreed to register notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the 2026 Notes.

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

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.  We currently operate in two business segments, which are differentiated primarily by their operational focus:  Hughes and EchoStar Satellite Services (“ESS”).  These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Six Months Ended June 30, 2016

•	Revenue of $869.8 million

•	Operating income of $168.8 million

•	Net income of $72.0 million

•	Net income attributable to HSS of $71.6 million

•	EBITDA of $387.8 million (see reconciliation of this non-GAAP measure on page 42)

Consolidated Financial Condition as of June 30, 2016

•	Total assets of $4.75 billion

•	Total liabilities of $3.04 billion

•	Total shareholders’ equity of $1.71 billion

•	Cash, cash equivalents and current marketable investment securities of $665.4 million

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.

We continue to focus our efforts on growing our Hughes segment consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels.

We have been preparing for the launch of the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  In March 2013, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  Capital expenditures

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

associated with the construction and launch of the EchoStar XIX satellite have been incurred by our parent company, EchoStar, which intends to contribute the satellite to us.

In addition to our broadband service offerings, our Hughes segment also provides managed services, hardware, and satellite services to large enterprise and government customers globally. Examples of such customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase.

Our Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”) and geostationary systems could provide additional opportunities to drive the demand for our network equipment and installation services. The growth of our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil will provide to us, Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada will provide to us, the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to enter into service in additional markets across South America once that capacity is available for commercial use.

We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business. In June 2015, EchoStar made, an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company and we entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground systems for OneWeb’s LEO satellites. Our Hughes segment also has the right of first refusal to 50% of the OneWeb capacity in the United States, Europe, Brazil and India for offering latency sensitive services to our Hughes segment’s customer base.

As of June 30, 2016 and December 31, 2015, our Hughes segment had approximately 1,030,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased primarily due to a decrease in additions in both our wholesale and retail channels in the second quarter of 2016 compared to the first quarter of 2016 due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn for the second quarter of 2016 increased as compared to the first quarter of 2016 due to an increase in churn in our wholesale channel.  As a result, for the quarter ended June 30, 2016, net subscribers decreased by approximately 8,200 primarily due to a decrease in wholesale subscribers. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of June 30, 2016 and December 31, 2015, our Hughes segment had approximately $1.51 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) (our largest customer), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) (a joint venture of our parent company, EchoStar), U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment.  Therefore, the results of operations of our ESS segment are linked to long-term changes in DISH Network’s satellite capacity requirements.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S.

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

Revenue growth in our ESS segment depends largely on our ability to continuously make additional satellite capacity available for sale.  Our EchoStar 105/SES-11 satellite is currently under construction and will replace the capacity currently leased on the AMC-15 satellite.  Once launched, which is expected in the fourth quarter of 2016, and placed into operation, we expect periodic revenue from the satellite to exceed the amount currently generated by the AMC-15 satellite.

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our business.

As of June 30, 2016 and December 31, 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.23 billion and $1.41 billion, respectively.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO orbit networks, balloons, and High Altitude Platform Systems will likely play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We are selectively exploring opportunities to pursue partnerships, joint ventures and strategic acquisition opportunities, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets, broaden our portfolio of products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the Six Months Ended June 30,
			Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$544,986	$541,000	$3,986	0.7
Services and other revenue - DISH Network	225,603	262,924	(37,321)	(14.2)
Equipment revenue - other	94,385	101,900	(7,515)	(7.4)
Equipment revenue - DISH Network	4,870	3,886	984	25.3
Total revenue	869,844	909,710	(39,866)	(4.4)
Costs and Expenses:
Cost of sales - services and other	251,377	262,466	(11,089)	(4.2)
% of Total services and other revenue	32.6%	32.6%
Cost of sales - equipment	90,428	93,994	(3,566)	(3.8)
% of Total equipment revenue	91.1%	88.9%
Selling, general and administrative expenses	140,100	135,568	4,532	3.3
% of Total revenue	16.1%	14.9%
Research and development expenses	14,494	12,067	2,427	20.1
% of Total revenue	1.7%	1.3%
Depreciation and amortization	204,674	215,639	(10,965)	(5.1)
Total costs and expenses	701,073	719,734	(18,661)	(2.6)
Operating income	168,771	189,976	(21,205)	(11.2)
Other Income (Expense):
Interest income	3,421	2,256	1,165	51.6
Interest expense, net of amounts capitalized	(74,090)	(88,652)	14,562	(16.4)
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	5,295	(6,262)	11,557	*
Other, net	9,493	928	8,565	*
Total other expense, net	(55,881)	(96,774)	40,893	(42.3)
Income before income taxes	112,890	93,202	19,688	21.1
Income tax provision	(40,861)	(36,353)	(4,508)	12.4
Net income	72,029	56,849	15,180	26.7
Less: Net income attributable to noncontrolling interests	422	797	(375)	(47.1)
Net income attributable to HSS	$71,607	$56,052	$15,555	27.8

Other Data:
EBITDA (2)	$387,811	$394,440	$(6,629)	(1.7)
Subscribers, end of period	1,030,000	1,014,000	16,000	1.6
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 45 and 46 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 42. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 46.

Services and other revenue — other.  “Services and other revenue — other” totaled $545.0 million for the six months ended June 30, 2016, an increase of $4.0 million, or 0.7%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2016 increased by $7.2 million, or 1.4%, to $516.2 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $20.8 million in sales of broadband services to our domestic consumer market, partially offset by a decrease of $11.9 million of broadband services to our international customers, and a decrease of $1.5 million in sales of broadband services to our domestic enterprise market.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue - other from our ESS segment for the six months ended June 30, 2016 decreased by $3.2 million, or 9.7%, to $29.9 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services in 2016 compared to the same period in 2015 due to a decrease in the number of transponders available for use in providing service.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $225.6 million for the six months ended June 30, 2016, a decrease of $37.3 million or 14.2%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2016 increased by $4.2 million, or 9.2%, to $50.3 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Services and other revenue - DISH Network from our ESS segment for the six months ended June 30, 2016 decreased by $42.3 million, or 19.5%, to $174.6 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $41.7 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Equipment revenue — other.  “Equipment revenue — other” totaled $94.4 million for the six months ended June 30, 2016, a decrease of $7.5 million, or 7.4%, compared to the same period in 2015.  The decrease was mainly due to a decrease of $16.8 million in revenue from our international and telecom systems customers. These decreases were partially offset by an increase of $8.5 million in sales of broadband equipment to our domestic enterprise market.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $4.9 million for the six months ended June 30, 2016, an increase of $1.0 million, or 25.3%, compared to the same period in 2015.  The increase was primarily due to the increase in the volume of unit sales of broadband equipment to dishNET.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $251.4 million for the six months ended June 30, 2016, a decrease of $11.1 million, or 4.2%, compared to the same period in 2015.

Cost of sales - services and other from our Hughes segment for the six months ended June 30, 2016 decreased by $7.5 million, or 3.3%, to $219.8 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in costs of our broadband services provided to our international customers of $5.3 million and to our domestic consumer and enterprise markets of $1.2 million.

Cost of sales - services and other from our ESS segment for the six months ended June 30, 2016 decreased by $4.3 million, or 11.9%, to $31.9 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $90.4 million for the six months ended June 30, 2016, a decrease of $3.6 million, or 3.8%, compared to the same period in 2015.  The decrease was primarily attributable to a decrease of $10.1 million in equipment costs related to the decrease in sales to our international and telecom systems customers. This decrease was partially offset by an increase of $5.9 million in equipment costs related to the increase in sales volume of broadband equipment to DISH Network related to our Distribution Agreement with dishNET and to our domestic consumer and enterprise markets.

Research and development expenses.  “Research and development expenses” totaled $14.5 million for the six months ended June 30, 2016, an increase of $2.4 million or 20.1%, compared to the same period in 2015.  The increase was primarily related to an increase in research and development expense of $2.4 million in our Hughes segment. The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $204.7 million for the six months ended June 30, 2016, a decrease of $11.0 million or 5.1%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $74.1 million for the six months ended June 30, 2016, a decrease of $14.6 million or 16.4%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $10.2 million related to the construction of the EchoStar XIX, EchoStar XXI, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and Telesat T19V (“63 West”) satellites, and a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in the second quarter of 2015.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled zero for the six months ended June 30, 2016, a decrease in loss of $5.0 million compared to the same period in 2015. The $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net. “Gains (losses) and impairment on marketable investment securities, net” totaled $5.3 million for the six months ended June 30, 2016, an increase of $11.6 million compared to the same period in 2015.  The increase in gains was primarily due to an other than temporary impairment loss of $4.6 million on certain strategic equity securities in our marketable investment securities in the second quarter of 2015, an increase of $3.0 million in realized gains on our securities classified as available-for-sale and an increase of $3.9 million in gains on our trading securities.

Other, net.  “Other, net” totaled $9.5 million in income for the six months ended June 30, 2016, an increase of $8.6 million compared to the same period in 2015.  The increase was primarily related to $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016 and an increase of $2.2 million in foreign exchange gains.  The increase was partially offset by a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, a decrease of $2.3 million related to a protective put associated with one of our trading securities and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $387.8 million for the six months ended June 30, 2016, a decrease of $6.6 million or 1.7%, compared to the same period in 2015. The decrease was primarily due to a decrease of $25.2 million in gross margin, which we define as total revenue less total cost of sales, a decrease of $4.5 million as a result of a non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites and a decrease of $2.3 million related to a protective put associated with one of our trading securities . These decreases were partially offset by $13.5 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016, a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, a $4.6 million loss on certain strategic equity securities in our marketable investment securities in the second quarter of 2015, and an increase of $2.2 million in foreign exchange gains. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months Ended June 30,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	72,029	56,849	$15,180	26.7

Less: Interest income and expense, net	(70,669)	(86,396)	15,727	(18.2)
Less: Income tax provision	(40,861)	(36,353)	(4,508)	12.4
Less: Depreciation and amortization	(204,674)	(215,639)	10,965	(5.1)
Less: Net income attributable to noncontrolling interests	422	797	(375)	(47.1)
EBITDA	$387,811	$394,440	$(6,629)	(1.7)

Income tax provision.  Income tax expense was $40.9 million for the six months ended June 30, 2016, an increase of $4.5 million or 12.4% compared to the same period in 2015.  Our effective income tax rate was 36.2% for the six months ended

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

June 30, 2016 compared to 39.0% for the same period in 2015.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2016 were primarily due to the impact of state and local taxes, partially offset by research and experimentation credits.  For the six months ended June 30, 2015, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the impact of state and local taxes.

Net income attributable to HSS.  “Net income attributable to HSS” was $71.6 million for the six months ended June 30, 2016, an increase of $15.6 million, or 27.8%, compared to the same period in 2015.  The increase was primarily due to (i) higher capitalized interest of $10.2 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (ii) an increase of $11.6 million in the gains (losses) and impairment on marketable investments, net, (iii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016, (iv) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, (v) $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 and (vii) a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in the second quarter of 2015. The increase was partially offset by a decrease of $25.2 million in gross margin, an increase in income tax expense of $4.5 million and a decrease of $2.3 million related to a protective put associated with one of our trading securities.

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Six Months Ended June 30, 2016
Total revenue	$665,575	$204,439	$(170)	$869,844
Capital expenditures	$185,559	$35,032	$—	$220,591
EBITDA	$205,847	$172,012	$9,952	$387,811
For the Six Months Ended June 30, 2015
Total revenue	$660,465	$249,987	$(742)	$909,710
Capital expenditures	$135,054	$52,251	$—	$187,305
EBITDA	$194,687	$209,977	$(10,224)	$394,440

Hughes Segment

	For the Six Months Ended June 30,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$665,575	$660,465	$5,110	0.8
Capital expenditures	$185,559	$135,054	$50,505	37.4
EBITDA	$205,847	$194,687	$11,160	5.7

Revenue

Hughes segment total revenue for the six months ended June 30, 2016 increased by $5.1 million, or 0.8%, compared to the same period in 2015.  The increase was primarily due to an increase of $25.3 million in revenue related to sales of broadband services to our consumer markets and dishNET and an increase of $8.5 million in revenue related to sales of broadband equipment to our domestic enterprise market.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international customers of $17.9 million, and a decrease of $10.8 million in revenue related to our telecom systems customers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2016 increased by $50.5 million, or 37.4%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2016 was $205.8 million, an increase of $11.2 million, or 5.7%, compared to the same period in 2015.  The increase was primarily attributable to a $16.1 million increase in gross margin and an increase of $3.9 million in gains on our trading securities, partially offset by an increase of $4.9 million in selling, general and administrative expenses and an increase of $2.4 million in research and development expenses.

EchoStar Satellite Services Segment

	For the Six Months Ended June 30,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$204,439	$249,987	$(45,548)	(18.2)%
Capital expenditures	$35,032	$52,251	$(17,219)	(33.0)%
EBITDA	$172,012	$209,977	$(37,965)	(18.1)%

Revenue

ESS segment total revenue for the six months ended June 30, 2016 decreased by $45.5 million, or 18.2%, compared to the same period in 2015, primarily due to a decrease of $41.7 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a decrease of $3.2 million primarily attributable to a decrease in sales of transponder services.

Capital Expenditures

ESS segment capital expenditures for the six months ended June 30, 2016 decreased by $17.2 million, or 33.0%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the six months ended June 30, 2016 was $172.0 million, a decrease of $38.0 million, or 18.1%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $41.3 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites. The decrease in EBITDA was partially offset by a $7.5 million increase due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016.

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

Loss from partial redemption of debt. “Loss from partial redemption of debt” primarily includes the loss from the partial redemption of the 2019 Senior Secured Notes representing the redemption premium that the Company paid to the holders of its 2019 Senior Secured Notes and the write-off of related unamortized debt issuance costs.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax provision,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2016, there were no material changes in our risk factors as previously disclosed.

GENERAL RISKS AFFECTING OUR BUSINESS

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America, including within our own fleet of satellites.  Our ability to provide additional capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations in the U.S. recently adopted by the FCC. The FCC has enabled the use of a portion of the frequency bands, including without limitation, the Ka-band, where we operate our broadband gateway earth stations, for 5G mobile terrestrial services. In addition, the FSS industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers, our business and results of operations could be adversely affected.

We may not be able to generate cash to meet our debt service needs or fund our operations.
As of June 30, 2016, our total debt and capital lease obligations (including current portion), including the debt of our subsidiaries, outstanding was approximately $2.2 billion and, on a pro forma basis after giving effect to the issuance of the 2026 Notes on July 27, 2016, we would have approximately $3.7 billion in total debt outstanding. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all. The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes limit our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.
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
The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes, and the 2026 Notes contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur additional debt;

•	pay dividends or make distributions on our capital stock or repurchase our capital stock;

•	make certain investments;

•	create liens or enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets; and

•	allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us or our subsidiaries.

Failure to comply with these and certain other financial covenants, if not cured or waived, may result in an event of default under the indentures, which could have a material adverse effect on our business, financial condition, results of operations or prospects. If an event of default occurs and is continuing under the respective indenture, the trustee under that indenture or the requisite holders of the notes under that indenture may declare all such notes to be immediately due and payable and, in the case of the indentures governing any of our secured notes, could proceed against the collateral that secures the applicable secured notes. We and certain of our subsidiaries have pledged a significant portion of our assets as collateral to secure the 2019 Senior Secured Notes and the 2026 Senior Secured Notes. If we do not have enough cash to service our debt or fund other liquidity needs, we may be required to take actions such as requesting a waiver from the holders of the notes, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. We cannot assure you that any of these remedies can be implemented on commercially reasonable terms or at all, which could result in the trustee declaring the notes to be immediately due and payable and/or foreclosing on the collateral.
We may be subject to risks relating to the referendum of the United Kingdom’s membership of the European Union.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the EU, commonly referred to as the “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and EU countries.  Additionally, with the U.K. no longer being a part of the EU, we anticipate that there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the EU.  These and other changes, implications and consequences of the Brexit may adversely affect our business and results of operations.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the International Telecommunications Union. These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time. For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation.

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

4.12*
Indenture, relating to the Secured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to Hughes Satellite Systems Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 333-179121).

4.13*
Indenture, relating to the Unsecured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Hughes Satellite Systems Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 333-179121).

4.14*
Registration Rights Agreement, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Hughes Satellite Systems Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 333-179121).

4.15*
Additional Secured Party Joinder, dated as of July 27, 2016, among U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as collateral agent and Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 4.4 to Hughes Satellite Systems Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 333-179121).

4.16*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.12)
4.17*	Form of 6.625% Senior Unsecured Note due 2026 (included as part of Exhibit 4.13)
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(H)	Unaudited Condensed Attributed Financial Information and Notes for Hughes Retail Group.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 9, 2016	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)