Form 10-Q
period 2016-09-30
Hughes Satellite Systems Corp
filed 2016-11-08
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

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

As of October 31, 2016, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.

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

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Narrative Analysis of Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*
Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
	Signatures	52

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

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays of launches of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	As of
	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,847,587	$382,990
Marketable investment securities, at fair value	377,025	253,343
Trade accounts receivable, net of allowance for doubtful accounts of $13,167 and $11,447, respectively	161,668	139,510
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	24,526	21,258
Inventory	63,611	48,797
Prepaids and deposits	35,795	38,222
Advances to affiliates, net	96,974	47,387
Other current assets	12,830	13,273
Total current assets	2,620,016	944,780
Noncurrent Assets:
Restricted cash and cash equivalents	12,526	20,140
Property and equipment, net of accumulated depreciation of $2,412,895 and $2,138,642, respectively	2,315,349	2,265,402
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	89,406	115,420
Investments in unconsolidated entities	39,874	41,481
Other noncurrent assets, net	301,904	208,225
Total noncurrent assets	3,734,890	3,626,499
Total assets	$6,354,906	$4,571,279
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$115,540	$97,648
Trade accounts payable - DISH Network	6	19
Current portion of long-term debt and capital lease obligations	31,894	30,284
Advances from affiliates, net	4,461	3,773
Deferred revenue and prepayments	58,247	57,493
Accrued interest	56,869	8,310
Accrued compensation	17,296	18,932
Accrued expenses and other	78,417	96,501
Total current liabilities	362,730	312,960
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,628,924	2,154,988
Deferred tax liabilities, net	510,073	452,350
Advances from affiliates	31,089	25,283
Other noncurrent liabilities	84,696	84,058
Total noncurrent liabilities	4,254,782	2,716,679
Total liabilities	4,617,512	3,029,639
Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,503,222	1,417,748
Accumulated other comprehensive loss	(43,768)	(54,116)
Accumulated earnings	265,870	166,698
Total HSS shareholders’ equity	1,725,324	1,530,330
Noncontrolling interests	12,070	11,310
Total shareholders’ equity	1,737,394	1,541,640
Total liabilities and shareholders’ equity	$6,354,906	$4,571,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Services and other revenue - DISH Network	$111,750	$132,013	$337,353	$394,937
Services and other revenue - other	276,877	276,307	821,863	817,307
Equipment revenue - DISH Network	2,138	3,106	7,008	6,992
Equipment revenue - other	66,501	52,605	160,886	154,505
Total revenue	457,266	464,031	1,327,110	1,373,741
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	130,587	131,861	381,964	394,327
Cost of sales - equipment (exclusive of depreciation and amortization)	53,601	48,543	144,029	142,537
Selling, general and administrative expenses	67,874	68,303	207,974	203,871
Research and development expenses	9,030	6,809	23,524	18,876
Depreciation and amortization	104,774	109,158	309,448	324,797
Total costs and expenses	365,866	364,674	1,066,939	1,084,408
Operating income	91,400	99,357	260,171	289,333

Other Income (Expense):
Interest income	4,006	1,135	7,427	3,391
Interest expense, net of amounts capitalized	(53,536)	(40,907)	(127,626)	(129,559)
Loss from partial redemption of debt	—	—	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	—	(1,201)	—	(5,850)
Gains (losses) on marketable investment securities, net	5	(3,921)	5,300	(5,534)
Equity in earnings of unconsolidated affiliate	2,654	2,305	6,758	4,943
Other, net	(24)	2,631	5,365	921
Total other expense, net	(46,895)	(39,958)	(102,776)	(136,732)
Income before income taxes	44,505	59,399	157,395	152,601
Income tax provision	(16,416)	(22,167)	(57,277)	(58,520)
Net income	28,089	37,232	100,118	94,081
Less: Net income attributable to noncontrolling interests	524	209	946	1,006
Net income attributable to HSS	$27,565	$37,023	$99,172	$93,075

Comprehensive Income:
Net income	$28,089	$37,232	$100,118	$94,081
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,255	(17,688)	10,607	(26,935)
Unrealized gains (losses) on available-for-sale securities and other	750	(6,507)	2,543	(3,194)
Recognition of other-than-temporary loss on available-for-sale securities in net income	—	1,201	—	5,850
Recognition of realized gains on available-for-sale securities in net income	(4)	—	(2,989)	(11)
Total other comprehensive income (loss), net of tax	2,001	(22,994)	10,161	(24,290)
Comprehensive income	30,090	14,238	110,279	69,791
Less: Comprehensive income (loss) attributable to noncontrolling interests	524	(111)	760	686
Comprehensive income attributable to HSS	$29,566	$14,349	$109,519	$69,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$100,118	$94,081
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	309,448	324,797
Equity in earnings of unconsolidated affiliate	(6,758)	(4,943)
Amortization of debt issuance costs	4,793	4,533
Loss from partial redemption of debt	—	5,044
Losses (gains) and impairment on marketable investment securities, net	(5,300)	11,384
Stock-based compensation	3,696	3,893
Deferred tax provision	54,731	55,597
Dividends received from unconsolidated entity	10,000	—
Proceeds from sale of trading securities	7,140	380
Changes in current assets and current liabilities, net	(43,377)	(49,051)
Changes in noncurrent assets and noncurrent liabilities, net	7,600	4,623
Other, net	4,725	(3,530)
Net cash flows from operating activities	446,816	446,808
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(396,730)	(132,741)
Sales and maturities of marketable investment securities	265,680	197,899
Purchases of property and equipment	(312,003)	(292,347)
Expenditures for externally marketed software	(17,991)	(16,905)
Changes in restricted cash and cash equivalents	7,614	(313)
Investment in unconsolidated entity	(1,636)	—
Payment for EchoStar XXI launch services	(11,875)	—
Other, net	—	(9)
Net cash flows from investing activities	(466,941)	(244,416)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	—
Payments of debt issuance costs	(6,275)	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	(113,300)
Repayment of other debt and capital lease obligations	(24,052)	(31,578)
Advances from affiliates	5,481	3,699
Capital contribution from EchoStar	11,875	—
Other, net	(2,967)	(1,688)
Net cash flows from financing activities	1,484,062	(142,867)
Effect of exchange rates on cash and cash equivalents	660	(6,980)
Net increase in cash and cash equivalents	1,464,597	52,545
Cash and cash equivalents, beginning of period	382,990	225,557
Cash and cash equivalents, end of period	$1,847,587	$278,102

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$96,418	$102,132
Capitalized interest	$22,811	$10,047
Cash paid for income taxes	$3,856	$3,964
Property and equipment financed under capital lease obligations	$650	$401
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500
Increase (decrease) in capital expenditures included in accounts payable, net	$(8,587)	$3,704
Transfer of EchoStar XXI launch contract from EchoStar to HNS	$—	$52,250
Transfer of EchoStar XXIII launch contract from EchoStar to HNS	$70,300	$—
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

We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and office customers and network technologies, managed services and communication solutions to domestic and international consumer, enterprise and government customers.  The Hughes segment also provides managed services, hardware, and satellite services to large enterprises and government customers, and designs, provides and installs gateway and terminal equipment to customers for other satellite systems.

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

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 3 below and in our most recent Annual Report on Form 10-K, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment. DISH Network also owns shares of preferred tracking stock issued by EchoStar Corporation, which together with our preferred tracking stock represents an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period.  There were no transfers between levels for each of the nine months ended September 30, 2016 or 2015.

As of September 30, 2016 and December 31, 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt are based on quoted market prices in less active markets and are categorized as Level 2 measurements.  The fair values of our privately held debt are Level 2 measurements and are estimated to approximate their

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

carrying amounts based on the proximity of their interest rates to current market rates.  As of September 30, 2016 and December 31, 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $75.2 million and $79.3 million, respectively.  We use fair value measurements from time to time in connection with impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies.  Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $11.1 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $17.2 million and $15.7 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, we incurred other research and development expenses of approximately $9.0 million and $6.8 million for the three months ended September 30, 2016 and 2015, respectively, and $23.5 million and $18.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years.  Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets.  Externally marketed software is generally installed in the equipment we sell to customers.  We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.  As of September 30, 2016 and December 31, 2015, the net carrying amount of externally marketed software was $73.6 million and $62.8 million, respectively, of which $45.6 million and $32.6 million, respectively is under development and not yet placed in service.  We capitalized costs related to the development of externally marketed software of $6.2 million and $5.3 million for the three months ended September 30, 2016 and 2015, respectively, and $18.5 million and $17.0 million for the nine months ended September 30, 2016 and 2015, respectively.  We recorded amortization expense relating to the development of externally marketed software of $2.5 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $7.2 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of September 30, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year.  As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods.  The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted, but not before annual periods beginning after December 15, 2016.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

the presentation of sales taxes and other similar taxes collected from customers. We have not determined when we will adopt the new revenue standard or selected the transition method that we will apply upon adoption.  We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and old standards.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual periods beginning after December 15, 2017 and interim periods

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

We provide unaudited attributed financial information for HRG and the HSSC Group in an exhibit to our periodic reports on Form 10-Q and Annual Report on Form 10-K.  For a description of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements, as well as the purpose and effect of the transaction on the Company and holders of shares of HSS common stock, see Note 3 to the consolidated financial statements in our most recent Annual Report on Form 10-K.

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $43.1 million and $53.8 million as of September 30, 2016 and December 31, 2015, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		2016	2015	2016	2015
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(4)	$—	$(2,989)	$(11)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	1,201	—	5,850
Total reclassifications, net of tax and noncontrolling interests		$(4)	$1,201	$(2,989)	$5,839

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains (losses) on marketable investment securities, net” in our condensed consolidated statements of operations and comprehensive income (loss).

(2)	In June 2015 and September 2015, we recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.

Note 5.                   Investment Securities

Our marketable investment securities and investments in unconsolidated entities consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$349,109	$228,770
Strategic equity securities	9,513	18,297
Other	18,403	6,276
Total marketable investment securities—current	377,025	253,343
Investments in unconsolidated entities—noncurrent:
Cost method	15,438	15,438
Equity method	24,436	26,043
Total investments in unconsolidated entities—noncurrent	39,874	41,481
Total marketable investment securities and investments in unconsolidated entities	$416,899	$294,824

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three and nine months ended September 30, 2016 or 2015.

For the three and nine months ended September 30, 2016, “Gains (losses) on marketable investment securities, net” included losses of zero and $1.0 million, respectively, related to trading securities that we held as of September 30, 2016.  For each of the three and nine months ended September 30, 2015, “Gains (losses) on marketable investment securities, net” included losses of $3.9 million and $5.5 million, respectively, related to trading securities that we held as of September 30, 2015.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale investments are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2016
Debt securities:
Corporate bonds	$349,019	$167	$(77)	$349,109
Other	18,397	6	—	18,403
Equity securities - strategic	4,833	—	(833)	4,000
Total	$372,249	$173	$(910)	$371,512
As of December 31, 2015
Debt securities:
Corporate bonds	$229,004	$2	$(236)	$228,770
Other	6,279	—	(3)	6,276
Equity securities - strategic	8,037	—	(82)	7,955
Total	$243,320	$2	$(321)	$243,001

As of September 30, 2016, restricted and non-restricted available-for-sale securities included debt securities of $343.9 million with contractual maturities of one year or less and $23.6 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	September 30, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$146,400	$(902)	$148,629	$(268)
12 months or more	1,564	(8)	67,751	(53)
Total	$147,964	$(910)	$216,380	$(321)

Sales of Marketable Investment Securities

We recognized gains from the sales of our available-for-sale securities of de minimis and $3.0 million for the three and nine months ended September 30, 2016, respectively, and de minimis gains for each of the three and nine months ended September 30, 2015. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and nine months ended September 30, 2016 and 2015.

Proceeds from sales of our available-for-sale securities totaled zero and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $17.6 million and $14.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below.  As of September 30, 2016 and December 31, 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$1,779,676	$1,896	$1,777,780	$303,152	$213	$302,939
Debt securities:
Corporate bonds	$349,109	$—	$349,109	$228,770	$—	$228,770
Other	18,403	—	18,403	6,276	—	6,276
Equity securities - strategic	9,513	9,513	—	18,297	18,297	—
Total marketable investment securities	$377,025	$9,513	$367,512	$253,343	$18,297	$235,046

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

In June 2016, we recorded a $10.0 million cash distribution from our investment accounted for using the equity method that was determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statement of cash flows.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6.                   Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$148,649	$127,946
Contracts in process, net	26,186	23,011
Total trade accounts receivable	174,835	150,957
Allowance for doubtful accounts	(13,167)	(11,447)
Trade accounts receivable - DISH Network	24,526	21,258
Total trade accounts receivable, net	$186,194	$160,768

As of September 30, 2016 and December 31, 2015, progress billings offset against contracts in process amounted to $3.9 million and $2.9 million, respectively.

Note 7.                   Inventory

Our inventory consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Finished goods	$47,354	$39,642
Raw materials	7,208	5,280
Work-in process	9,049	3,875
Total inventory	$63,611	$48,797

Note 8.                   Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		September 30, 2016	December 31, 2015
		(In thousands)
Land	—	$13,363	$12,055
Buildings and improvements	1 - 30	80,020	73,949
Furniture, fixtures, equipment and other	1 - 12	417,355	371,889
Customer rental equipment	2 - 4	662,994	588,430
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	782,845	665,518
Construction in progress	—	390,547	311,083
Total property and equipment		4,728,244	4,404,044
Accumulated depreciation		(2,412,895)	(2,138,642)
Property and equipment, net		$2,315,349	$2,265,402

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$220,177	$187,253
Satellite related equipment	141,634	104,566
Other	28,736	19,264
Construction in progress	$390,547	$311,083

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of September 30, 2016.

Satellites	Segment	Expected Launch Date
EchoStar 105/SES-11	ESS	First half of 2017
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)	We entered into a satellite services agreement and made prepayments for certain capacity on this satellite once launched, but are not a party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Satellites	$46,965	$51,436	$140,895	$149,677
Furniture, fixtures, equipment and other	16,739	13,674	44,883	40,949
Customer rental equipment	28,652	30,839	86,789	91,550
Buildings and improvements	1,042	1,270	3,151	3,837
Total depreciation expense	$93,398	$97,219	$275,718	$286,013

Satellites

As of September 30, 2016, we utilized in support of our operations, 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite.  Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of September 30, 2016.

Recent Developments

Eutelsat 65 West A. The Eutelsat 65 West A satellite was launched in March 2016 and our Hughes segment began to offer consumer broadband services in Brazil using our leased Ka-band payload on the satellite in July 2016.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar 105/SES-11 satellite has been delayed until the first half of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the nine months ended September 30, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

As of September 30, 2016 and December 31, 2015, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of reporting units’ goodwill in the second quarter of 2016, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts, including goodwill.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		September 30, 2016			December 31, 2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(208,385)	$61,915	$270,300	$(189,910)	$80,390
Contract-based	4	64,800	(64,800)	—	64,800	(64,800)	—
Technology-based	6	51,417	(45,706)	5,711	51,417	(39,281)	12,136
Trademark portfolio	20	29,700	(7,920)	21,780	29,700	(6,806)	22,894
Total other intangible assets		$416,217	$(326,811)	$89,406	$416,217	$(300,797)	$115,420

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset.  Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of regulatory authorizations with finite lives and externally marketed capitalized software, was $11.4 million and $11.9 million for the three months ended September 30, 2016 and 2015, respectively, and $33.7 million and $38.8 million for the nine months ended September 30, 2016 and 2015, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 10.            Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		September 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,084,674	$990,000	$1,071,675
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	962,973	900,000	954,000
5 1/4% Senior Secured Notes due 2026	5.317%	750,000	742,500	—	—
6 5/8% Senior Unsecured Notes due 2026	6.685%	750,000	726,765	—	—
Other		—	—	803	803
Less: Unamortized debt issuance costs		(33,616)	—	(31,276)	—
Subtotal		3,356,384	$3,516,912	1,859,527	$2,026,478
Capital lease obligations		304,434		325,745
Total debt and capital lease obligations		3,660,818		2,185,272
Less: Current portion		(31,894)		(30,284)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,628,924		$2,154,988

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

The 2026 Notes are redeemable, in whole or in part at any time at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the 2016 Indentures. We may also redeem up to 10% of the outstanding 2026 Senior Secured Notes per year prior to August 1, 2020 at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In addition, may, at any time prior to August 1, 2019, with the net cash proceeds from certain equity offerings or capital contributions, redeem up to 35% of the 2026 Senior Secured Notes, at 105.25% of the principal amount, and up to 35% of the 2026 Senior Unsecured Notes, at a redemption price equal to 106.625% of the principal amount plus, in each case, accrued and unpaid interest on the 2026 Notes being redeemed to the date of redemption.

The 2026 Senior Secured Notes are:

•	our secured obligations;

•	secured by security interests in substantially all of our and certain of our subsidiaries, existing and future tangible and intangible assets on a first priority basis, subject to certain exceptions;

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

•	ranked equally and ratably with the existing 2019 Senior Secured Notes;

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

The 2026 Senior Unsecured Notes are:

•	our unsecured senior obligations;

•	ranked equally with all existing and future unsubordinated indebtedness and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;

•	effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;

•	senior in right of payment to all of our existing and future obligations that are expressly subordinated to the 2026 Senior Unsecured Notes;

•	structurally junior to any existing and future obligations of our that do not guarantee the 2026 Senior Unsecured Notes; and

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

Under the terms of a registration rights agreement, we have agreed to register notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the 2026 Notes

Note 11.            Income Taxes

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

Income tax expense was approximately $57.3 million and $58.5 million for the nine months ended September 30, 2016 and 2015, respectively.  Our estimated effective income tax rate was 36.4% and 38.3% for the nine months ended September 30, 2016 and 2015, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2016 were primarily due to the impact of state and local taxes, partially offset by research and experimentation credits.  For the nine months ended September 30, 2015, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the impact of state and local taxes.

Note 12.            Commitments and Contingencies

Commitments

As of September 30, 2016, our satellite-related obligations were approximately $693.7 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites; payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites; costs under satellite service agreements and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary HNS, as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”).  The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard.  Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations.  On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc.  On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. Trial is scheduled to commence on July 31, 2017.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services.  Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions.  Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint against EchoStar Corporation and its subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleges that the Sling TV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringe the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein.

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

Transactions between segments were not significant for the three and nine months ended September 30, 2016 or 2015.

The following table presents revenue, capital expenditures, and EBITDA for each of our operating segments:

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Three Months Ended September 30, 2016
External revenue	$355,090	$101,308	$868	$457,266
Intersegment revenue	$786	$172	$(958)	$—
Total revenue	$355,876	$101,480	$(90)	$457,266
Capital expenditures	$75,682	$15,730	$—	$91,412
EBITDA	$112,018	$83,700	$2,567	$198,285
For the Three Months Ended September 30, 2015
External revenue	$339,060	$124,126	$845	$464,031
Intersegment revenue	$669	$174	$(843)	$—
Total revenue	$339,729	$124,300	$2	$464,031
Capital expenditures	$72,626	$32,416	$—	$105,042
EBITDA	$101,582	$104,200	$2,338	$208,120
For the Nine Months Ended September 30, 2016
External revenue	$1,019,203	$305,401	$2,506	$1,327,110
Intersegment revenue	$2,248	$518	$(2,766)	$—
Total revenue	$1,021,451	$305,919	$(260)	$1,327,110
Capital expenditures	$261,241	$50,762	$—	$312,003
EBITDA	$317,865	$255,712	$12,519	$586,096
For the Nine Months Ended September 30, 2015
External revenue	$998,564	$373,726	$1,451	$1,373,741
Intersegment revenue	$1,630	$561	$(2,191)	$—
Total revenue	$1,000,194	$374,287	$(740)	$1,373,741
Capital expenditures	$207,680	$84,667	$—	$292,347
EBITDA	$296,269	$314,177	$(7,886)	$602,560

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
EBITDA	$198,285	$208,120	$586,096	$602,560
Interest income and expense, net	(49,530)	(39,772)	(120,199)	(126,168)
Depreciation and amortization	(104,774)	(109,158)	(309,448)	(324,797)
Net income attributable to noncontrolling interests	524	209	946	1,006
Income before income taxes	$44,505	$59,399	$157,395	$152,601

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 14.            Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $5.2 million and $4.5 million for the three months ended September 30, 2016 and 2015, respectively, and $10.8 million and $12.7 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

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

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreement.  As part of applying for our launch licenses for EchoStar XXI and XXIII through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd., EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites.  In March 2016, we recorded a $70.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the EchoStar XXIII launch service contract prior to the transfer date. EOC also contracted to make future payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In March 2016, HNS Ltd. received $11.9 million in cash from EOC to fund a required payment under the EchoStar XXI launch service contract.  We recorded the cash receipt as an increase in “Additional paid-in capital.” HNS Ltd.’s future payments under the launch service contracts are included in our disclosure of satellite-related obligations in Note 12.

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year satellite service agreement with SES Latin America, which provides, among other things, for the provision by SES Latin America to us of service on 32 DBS transponders on the QuetzSat-1 satellite.  Concurrently, in 2008, we entered into a transponder service agreement with DISH Network, pursuant to which DISH Network receives satellite services on 24 of the DBS transponders on the QuetzSat-1 satellite.  The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location.  In February 2013, EchoStar and DISH Network entered into an agreement pursuant to which we receive certain satellite services from DISH Network on five DBS transponders on the QuetzSat-1 satellite.  In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

TT&C Agreement.  Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network for a period ending in December 2016 (the “2012 TT&C Agreement”).  In November 2016, we and DISH Network amended the 2012 TT&C Agreement to extend the term for one year through December 2017. The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

In connection with the Satellite and Tracking Stock Transaction, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.  Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite. Effective August 2016, we provide TT&C services to DISH Network for the EchoStar XVIII satellite.

TerreStar Agreement.  In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”).  Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment.  TerreStar generally has the right to continue to receive warranty services from us for one of our products on a month-to-month basis. The provision of warranty services for our other product will automatically renew in March 2017 for an additional one-year period until March 2018, unless terminated by TerreStar upon at least 60 days’ written notice to us prior to the end of the term. The provision of operations and maintenance services will automatically renew in April 2017 for an additional one-year period until April 2018, unless terminated by TerreStar or us upon at least 90 days’ written notice prior to the end of the term. The provision of hosting services will automatically renew in May 2017 for an additional five-year period until May 2022, unless terminated by TerreStar upon at least 180 days’ written notice to us prior to the end of the term. In addition, TerreStar generally may terminate such services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

DBSD North America Agreement.  In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment.  The provision of warranty services will terminate in February 2017. The provision of operations and maintenance services will automatically renew in April 2017 for an additional one-year period until April 2018, unless terminated by DBSD North America upon at least 120 days’ written notice to us prior to the end of the term. The provision of hosting services will automatically renew in February 2017 for an additional five-year period until February 2022. In addition, DBSD North America generally may terminate such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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
General and administrative expenses — DISH Network

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” The Professional Services Agreement will automatically renew in January 2017 for an additional one-year period until January 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

Caltech. On October 1, 2013, Caltech filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that the HopperTM set-top box that we design and sell to DISH Network, as well as certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions. See Note 12 of these condensed consolidated financial statements for further information.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. In April 2016, Hughes Systique repaid in full the remaining $0.3 million outstanding principal and interest of the loan facility. As of September 30, 2016, the principal amount outstanding of the loan facility was zero. In addition to our 43.9% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2016. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico. We recognized satellite services revenue from Dish Mexico of approximately $5.8 million for each of the three months ended September 30, 2016 and 2015 and $17.5 million for each of the nine months ended September 30, 2016 and 2015.  As of September 30, 2016 and December 31, 2015, we had trade accounts receivable from Dish Mexico of approximately $10.6 million.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $0.7 million for each of the three months ended September 30, 2016 and 2015 and $2.1 million for each of the nine months ended September 30, 2016 and 2015.  As of September 30, 2016 and December 31, 2015, we had trade accounts receivable from Deluxe of approximately $0.6 million and $0.1 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 15.            Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 2019 Senior Secured Notes and 2021 Senior Unsecured Notes, which were issued on June 1, 2011, and our 2026 Notes, which were issued on July 27, 2016.  See Note 10 for further information on the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes.

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

The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of certain of our subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, enter into transactions with affiliates or allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

The condensed consolidating financial information presented below should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,779,675	$44,612	$23,300	$—	$1,847,587
Marketable investment securities, at fair value	367,512	9,513	—	—	377,025
Trade accounts receivable, net	—	126,793	34,875	—	161,668
Trade accounts receivable - DISH Network, net	—	24,526	—	—	24,526
Inventory	—	49,018	14,593	—	63,611
Advances to affiliates, net	10	918,193	8,043	(829,272)	96,974
Other current assets	80	22,979	25,566	—	48,625
Total current assets	2,147,277	1,195,634	106,377	(829,272)	2,620,016
Restricted cash and cash equivalents	11,782	—	744	—	12,526
Property and equipment, net	—	2,128,307	187,042	—	2,315,349
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	89,406	—	—	89,406
Investments in unconsolidated entities	—	39,874	—	—	39,874
Investment in subsidiaries	3,657,766	304,897	—	(3,962,663)	—
Advances to affiliates	700	14,270	—	(14,970)	—
Other noncurrent assets, net	116,298	140,602	161,302	(116,298)	301,904
Total assets	$5,933,823	$4,888,821	$455,465	$(4,923,203)	$6,354,906
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$91,040	$24,500	$—	$115,540
Trade accounts payable - DISH Network	—	6	—	—	6
Current portion of long-term debt and capital lease obligations	—	31,307	587	—	31,894
Advances from affiliates, net	796,584	7,018	30,131	(829,272)	4,461
Accrued expenses and other	55,531	118,892	36,406	—	210,829
Total current liabilities	852,115	248,263	91,624	(829,272)	362,730
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,356,384	271,260	1,280	—	3,628,924
Deferred tax liabilities, net	—	626,371		(116,298)	510,073
Advances from affiliates	—	—	46,059	(14,970)	31,089
Other non-current liabilities	—	81,847	2,849	—	84,696
Total HSS shareholders’ equity (deficit)	1,725,324	3,661,080	301,583	(3,962,663)	1,725,324
Noncontrolling interests	—	—	12,070	—	12,070
Total liabilities and shareholders’ equity (deficit)	$5,933,823	$4,888,821	$455,465	$(4,923,203)	$6,354,906

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$111,750	$—	$—	$111,750
Services and other revenue - other	—	249,571	32,945	(5,639)	276,877
Equipment revenue - DISH Network	—	2,138	—	—	2,138
Equipment revenue - other	—	83,843	5,471	(22,813)	66,501
Total revenue	—	447,302	38,416	(28,452)	457,266
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	111,241	24,832	(5,486)	130,587
Cost of sales - equipment (exclusive of depreciation and amortization)	—	71,728	4,039	(22,166)	53,601
Selling, general and administrative expenses	—	59,574	9,100	(800)	67,874
Research and development expenses	—	9,030	—	—	9,030
Depreciation and amortization	—	100,375	4,399	—	104,774
Total costs and expenses	—	351,948	42,370	(28,452)	365,866
Operating income	—	95,354	(3,954)	—	91,400
Other Income (Expense):
Interest income	3,502	9	495	—	4,006
Interest expense, net of amounts capitalized	(50,766)	(3,491)	721	—	(53,536)
Gains (losses) on marketable investment securities, net	5	—	—	—	5
Equity in earnings of unconsolidated affiliate	—	2,654	—	—	2,654
Equity in earnings (losses) of subsidiaries, net	57,324	(1,801)	—	(55,523)	—
Other, net	(1)	(40)	17	—	(24)
Total other income (expense), net	10,064	(2,669)	1,233	(55,523)	(46,895)
Income (loss) before income taxes	10,064	92,685	(2,721)	(55,523)	44,505
Income tax benefit (provision)	17,501	(35,257)	1,340	—	(16,416)
Net income (loss)	27,565	57,428	(1,381)	(55,523)	28,089
Less: Net income attributable to noncontrolling interests	—	—	524	—	524
Net income (loss) attributable to HSS	$27,565	$57,428	$(1,905)	$(55,523)	$27,565
Comprehensive Income (Loss):
Net income (loss)	$27,565	$57,428	$(1,381)	$(55,523)	$28,089
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,255	—	1,255
Unrealized gains (losses) on available-for-sale securities and other	(38)	804	(16)	—	750
Recognition of realized gains on available-for-sale securities included in net income	(4)	—	—	—	(4)
Equity in other comprehensive income (loss) of subsidiaries, net	2,043	1,239	—	(3,282)	—
Total other comprehensive income (loss), net of tax	2,001	2,043	1,239	(3,282)	2,001
Comprehensive income (loss)	29,566	59,471	(142)	(58,805)	30,090
Less: Comprehensive income attributable to noncontrolling interests	—	—	524	—	524
Comprehensive income (loss) attributable to HSS	$29,566	$59,471	$(666)	$(58,805)	$29,566

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$132,012	$1	$—	$132,013
Services and other revenue	—	254,696	34,287	(12,676)	276,307
Equipment revenue - DISH Network	—	3,106	—	—	3,106
Equipment revenue	—	48,708	8,490	(4,593)	52,605
Total revenue	—	438,522	42,778	(17,269)	464,031
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	119,635	24,737	(12,511)	131,861
Cost of sales - equipment (exclusive of depreciation and amortization)	—	46,419	6,150	(4,026)	48,543
Selling, general and administrative expenses	—	60,660	8,375	(732)	68,303
Research and development expenses	—	6,809	—	—	6,809
Depreciation and amortization	—	107,720	1,438	—	109,158
Total costs and expenses	—	341,243	40,700	(17,269)	364,674
Operating income	—	97,279	2,078	—	99,357
Other Income (Expense):
Interest income	785	29	340	(19)	1,135
Interest expense, net of amounts capitalized	(34,726)	(6,747)	547	19	(40,907)
Other-than-temporary impairment loss on available-for-sale securities	(1,201)	—	—	—	(1,201)
Gains (losses) on marketable investment securities, net	—	(3,921)	—	—	(3,921)
Equity in earnings of unconsolidated affiliate	—	2,305	—	—	2,305
Equity in earnings (losses) of subsidiaries, net	60,213	322	—	(60,535)	—
Other, net	1,295	3,838	(2,502)	—	2,631
Total other income (expense), net	26,366	(4,174)	(1,615)	(60,535)	(39,958)
Income (loss) before income taxes	26,366	93,105	463	(60,535)	59,399
Income tax benefit (provision)	10,657	(32,798)	(26)	—	(22,167)
Net income (loss)	37,023	60,307	437	(60,535)	37,232
Less: Net income (loss) attributable to noncontrolling interests	—	—	209	—	209
Net income (loss) attributable to HSS	$37,023	$60,307	$228	$(60,535)	$37,023
Comprehensive Income (Loss):
Net income (loss)	$37,023	$60,307	$437	$(60,535)	$37,232
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(17,688)	—	(17,688)
Unrealized gains (losses) on available-for-sale securities and other	(5,510)	(1,025)	28	—	(6,507)
Recognition of other-than-temporary loss on available-for-sale securities in net income	1,201	—	—	—	1,201
Equity in other comprehensive income (loss) of subsidiaries, net	(18,365)	(17,340)	—	35,705	—
Total other comprehensive income (loss), net of tax	(22,674)	(18,365)	(17,660)	35,705	(22,994)
Comprehensive income (loss)	14,349	41,942	(17,223)	(24,830)	14,238
Less: Comprehensive income attributable to noncontrolling interests	—	—	(111)	—	(111)
Comprehensive income (loss) attributable to HSS	$14,349	$41,942	$(17,112)	$(24,830)	$14,349

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$337,353	$—	$—	$337,353
Services and other revenue - other	—	743,654	94,962	(16,753)	821,863
Equipment revenue - DISH Network	—	7,008	—	—	7,008
Equipment revenue - other	—	178,376	12,296	(29,786)	160,886
Total revenue	—	1,266,391	107,258	(46,539)	1,327,110
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	328,113	70,064	(16,213)	381,964
Cost of sales - equipment (exclusive of depreciation and amortization)	—	162,644	9,649	(28,264)	144,029
Selling, general and administrative expenses	—	182,110	27,926	(2,062)	207,974
Research and development expenses	—	23,524	—	—	23,524
Depreciation and amortization	—	301,896	7,552	—	309,448
Total costs and expenses	—	998,287	115,191	(46,539)	1,066,939
Operating income	—	268,104	(7,933)	—	260,171
Other Income (Expense):
Interest income	6,135	88	1,214	(10)	7,427
Interest expense, net of amounts capitalized	(120,357)	(11,589)	4,310	10	(127,626)
Gains (losses) on marketable investment securities, net	2,989	2,311	—	—	5,300
Equity in earnings of unconsolidated affiliate	—	6,758	—	—	6,758
Equity in earnings (losses) of subsidiaries, net	164,592	(1,627)	—	(162,965)	—
Other, net	6,750	(2,317)	932	—	5,365
Total other income (expense), net	60,109	(6,376)	6,456	(162,965)	(102,776)
Income (loss) before income taxes	60,109	261,728	(1,477)	(162,965)	157,395
Income tax benefit (provision)	39,063	(96,854)	514	—	(57,277)
Net income (loss)	99,172	164,874	(963)	(162,965)	100,118
Less: Net income attributable to noncontrolling interests	—	—	946	—	946
Net income (loss) attributable to HSS	$99,172	$164,874	$(1,909)	$(162,965)	$99,172
Comprehensive Income (Loss):
Net income (loss)	$99,172	$164,874	$(963)	$(162,965)	$100,118
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	10,607	—	10,607
Unrealized gains (losses) on available-for-sale securities and other	3,322	(751)	(28)	—	2,543
Recognition of realized gains on available-for-sale securities in net income	(2,989)	—	—	—	(2,989)
Equity in other comprehensive income (loss) of subsidiaries, net	10,014	10,765	—	(20,779)	—
Total other comprehensive income (loss), net of tax	10,347	10,014	10,579	(20,779)	10,161
Comprehensive income (loss)	109,519	174,888	9,616	(183,744)	110,279
Less: Comprehensive income attributable to noncontrolling interests	—	—	760	—	760
Comprehensive income (loss) attributable to HSS	$109,519	$174,888	$8,856	$(183,744)	$109,519

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$394,818	$119	$—	$394,937
Services and other revenue	—	749,436	106,251	(38,380)	817,307
Equipment revenue - DISH Network	—	6,992	—	—	6,992
Equipment revenue	—	147,850	21,954	(15,299)	154,505
Total revenue	—	1,299,096	128,324	(53,679)	1,373,741
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	357,429	74,629	(37,731)	394,327
Cost of sales - equipment (exclusive of depreciation and amortization)	—	140,306	16,210	(13,979)	142,537
Selling, general and administrative expenses	—	180,640	25,200	(1,969)	203,871
Research and development expenses	—	18,876	—	—	18,876
Depreciation and amortization	—	320,194	4,603	—	324,797
Total costs and expenses	—	1,017,445	120,642	(53,679)	1,084,408
Operating income	—	281,651	7,682	—	289,333
Other Income (Expense):
Interest income	2,486	148	850	(93)	3,391
Interest expense, net of amounts capitalized	(107,462)	(23,643)	1,453	93	(129,559)
Loss from partial redemption of debt	(5,044)	—	—	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	(5,850)	—	—	—	(5,850)
Gains (losses) on marketable investment securities, net	10	(5,544)	—	—	(5,534)
Equity in earnings of unconsolidated affiliate	—	4,943	—	—	4,943
Equity in earnings (losses) of subsidiaries, net	172,082	3,369	—	(175,451)	—
Other, net	(5,453)	10,123	(3,749)	—	921
Total other income (expense), net	50,769	(10,604)	(1,446)	(175,451)	(136,732)
Income (loss) before income taxes	50,769	271,047	6,236	(175,451)	152,601
Income tax benefit (provision)	42,306	(98,688)	(2,138)	—	(58,520)
Net income (loss)	93,075	172,359	4,098	(175,451)	94,081
Less: Net income attributable to noncontrolling interests	—	—	1,006	—	1,006
Net income (loss) attributable to HSS	$93,075	$172,359	$3,092	$(175,451)	$93,075
Comprehensive Income (Loss):
Net income (loss)	$93,075	$172,359	$4,098	$(175,451)	$94,081
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(26,935)	—	(26,935)
Unrealized gains (losses) on available-for-sale securities and other	(2,208)	(1,025)	39	—	(3,194)
Recognition of other-than-temporary loss on available-for-sale securities in net income	5,850	—	—	—	5,850
Recognition of realized gains on available-for-sale securities in net income	(11)	—	—	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	(27,601)	(26,576)	—	54,177	—
Total other comprehensive income (loss), net of tax	(23,970)	(27,601)	(26,896)	54,177	(24,290)
Comprehensive income (loss)	69,105	144,758	(22,798)	(121,274)	69,791
Less: Comprehensive income attributable to noncontrolling interests	—	—	686	—	686
Comprehensive income (loss) attributable to HSS	$69,105	$144,758	$(23,484)	$(121,274)	$69,105

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$99,172	$164,874	$(963)	$(162,965)	$100,118
Adjustments to reconcile net income (loss) to net cash flows from operating activities	63,754	96,870	23,109	162,965	346,698
Net cash flows from operating activities	162,926	261,744	22,146	—	446,816
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(396,730)	—	—	—	(396,730)
Sales and maturities of marketable investment securities	265,680	—	—	—	265,680
Purchases of property and equipment	—	(235,462)	(76,541)	—	(312,003)
Changes in restricted cash and cash equivalents	203	7,500	(89)	—	7,614
Investment in unconsolidated entity	—	(1,636)	—	—	(1,636)
Investment in subsidiary	(58,647)	(58,672)	—	117,319	—
Payment for EchoStar XXI launch services	—		(11,875)	—	(11,875)
Expenditures for externally marketed software	—	(17,991)	—	—	(17,991)
Other, net	—	340	—	(340)	—
Net cash flows from investing activities	(189,494)	(305,921)	(88,505)	116,979	(466,941)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	—	—	—	1,500,000
Payments of debt issuance costs	(6,275)	—	—	—	(6,275)
Proceeds from capital contribution from parent	—	58,647	58,672	(117,319)	—
Capital contribution from EchoStar	11,875	—	—	—	11,875
Repayment of debt and capital lease obligations	—	(21,321)	(2,731)	—	(24,052)
Advances from affiliates	—		5,481	—	5,481
Other, net	9	(4,304)	988	340	(2,967)
Net cash flows from financing activities	1,505,609	33,022	62,410	(116,979)	1,484,062
Effect of exchange rates on cash and cash equivalents	—	—	660	—	660
Net increase (decrease) in cash and cash equivalents	1,479,041	(11,155)	(3,289)	—	1,464,597
Cash and cash equivalents, at beginning of period	300,634	55,767	26,589	—	382,990
Cash and cash equivalents, at end of period	$1,779,675	$44,612	$23,300	$—	$1,847,587

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$93,075	$172,359	$4,098	$(175,451)	$94,081
Adjustments to reconcile net income (loss) to net cash flows from operating activities	58,942	112,751	5,583	175,451	352,727
Net cash flows from operating activities	152,017	285,110	9,681	—	446,808
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(132,741)	—	—	—	(132,741)
Sales and maturities of marketable investment securities	197,899	—	—	—	197,899
Purchases of property and equipment	—	(250,365)	(41,982)	—	(292,347)
Expenditures for externally marketed software	—	(16,905)	—	—	(16,905)
Changes in restricted cash and cash equivalents	(252)	—	(61)	—	(313)
Investment in subsidiary	(29,000)	(29,000)	—	58,000	—
Other, net	—	1,291	—	(1,300)	(9)
Net cash flows from investing activities	35,906	(294,979)	(42,043)	56,700	(244,416)
Cash Flows from Financing Activities:
Proceeds from capital contributions from parent	—	29,000	29,000	(58,000)	—
Repayment of 2019 Senior Secured Notes Due and related premium	(113,300)	—	—	—	(113,300)
Repayment of long-term debt and capital lease obligations	—	(26,755)	(4,823)	—	(31,578)
Advances from affiliates	—	—	3,699	—	3,699
Other, net	40	(5,800)	2,772	1,300	(1,688)
Net cash flows from financing activities	(113,260)	(3,555)	30,648	(56,700)	(142,867)
Effect of exchange rates on cash and cash equivalents	—	—	(6,980)	—	(6,980)
Net increase (decrease) in cash and cash equivalents	74,663	(13,424)	(8,694)	—	52,545
Cash and cash equivalents, at beginning of period	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of period	$217,425	$38,168	$22,509	$—	$278,102

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Nine Months Ended September 30, 2016

•	Revenue of $1.33 billion

•	Operating income of $260.2 million

•	Net income of $100.1 million

•	Net income attributable to HSS of $99.2 million

•	EBITDA of $586.1 million see reconciliation of this non-GAAP measure on page 42)

Consolidated Financial Condition as of September 30, 2016

•	Total assets of $6.35 billion

•	Total liabilities of $4.61 billion

•	Total shareholders’ equity of $1.74 billion

•	Cash, cash equivalents and current marketable investment securities of $2.22 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and office customers. We deliver network technologies, managed services and communications solutions for domestic and international consumer, enterprise and government customers.

We continue to focus our efforts on growing our Hughes segment consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels.

We have been preparing for the launch of the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  In March 2013, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XIX satellite, which is expected to be launched in the fourth quarter of 2016.  The EchoStar XIX satellite will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services in North America and certain Latin American countries.  Capital expenditures

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

associated with the construction and launch of the EchoStar XIX satellite have been incurred by our parent company, EchoStar, which intends to contribute the satellite to us after the launch of the satellite.

In addition to our broadband consumer service offerings, our Hughes segment also provides managed services, hardware, and satellite services to large enterprise and government customers globally. Examples of such customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase.

Our Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”) and geostationary systems could provide additional opportunities to drive the demand for our network equipment and services. The growth of our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada will provide to us, the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to enter into service in additional markets across South America once that capacity is available for commercial use.

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

As of September 30, 2016 and December 31, 2015, our Hughes segment had approximately 1,018,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions decreased slightly in the third quarter of 2016 when compared to the second quarter of 2016 primarily due to a decrease in additions in our wholesale channel due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn percentage for the third quarter of 2016 increased as compared to the second quarter of 2016.  As a result of lower gross subscriber additions and an increase in churn, net subscribers for the quarter ended September 30, 2016 decreased by approximately 12,000 when compared to the second quarter of 2016 with decreases in both wholesale and retail subscribers. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of September 30, 2016 and December 31, 2015, our Hughes segment had approximately $1.46 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment.  Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed.  We currently expect to launch the EchoStar 105/SES-11 satellite in the first half of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite. As a result of this launch delay, we expect to incur additional costs related to the lease of the AMC-15 satellite.

Revenue growth in our ESS segment depends largely on our ability to continuously make additional satellite capacity available for sale.  Once the EchoStar 105/SES-11 satellite is launched and placed into operation, we expect periodic revenue from the satellite to exceed the amount currently generated by the AMC-15 satellite. As a result of the launch delay, we expect a delay in revenue generated from the EchoStar 105/SES-11 satellite.

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our business.

As of September 30, 2016 and December 31, 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.21 billion and $1.41 billion, respectively.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,
			Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$337,353	$394,937	$(57,584)	(14.6)
Services and other revenue - other	821,863	817,307	4,556	0.6
Equipment revenue - DISH Network	7,008	6,992	16	0.2
Equipment revenue - other	160,886	154,505	6,381	4.1
Total revenue	1,327,110	1,373,741	(46,631)	(3.4)
Costs and Expenses:
Cost of sales - services and other	381,964	394,327	(12,363)	(3.1)
% of Total services and other revenue	33.0%	32.5%
Cost of sales - equipment	144,029	142,537	1,492	1.0
% of Total equipment revenue	85.8%	88.3%
Selling, general and administrative expenses	207,974	203,871	4,103	2.0
% of Total revenue	15.7%	14.8%
Research and development expenses	23,524	18,876	4,648	24.6
% of Total revenue	1.8%	1.4%
Depreciation and amortization	309,448	324,797	(15,349)	(4.7)
Total costs and expenses	1,066,939	1,084,408	(17,469)	(1.6)
Operating income	260,171	289,333	(29,162)	(10.1)
Other Income (Expense):
Interest income	7,427	3,391	4,036	*
Interest expense, net of amounts capitalized	(127,626)	(129,559)	1,933	(1.5)
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	5,300	(11,384)	16,684	*
Other, net	12,123	5,864	6,259	*
Total other expense, net	(102,776)	(136,732)	33,956	(24.8)
Income before income taxes	157,395	152,601	4,794	3.1
Income tax provision	(57,277)	(58,520)	1,243	(2.1)
Net income	100,118	94,081	6,037	6.4
Less: Net income attributable to noncontrolling interests	946	1,006	(60)	(6.0)
Net income attributable to HSS	$99,172	$93,075	$6,097	6.6

Other Data:
EBITDA (2)	$586,096	$602,560	$(16,464)	(2.7)
Subscribers, end of period	1,018,000	1,025,000	(7,000)	(0.7)
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 44 to 46 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 42. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 45.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $337.4 million for the nine months ended September 30, 2016, a decrease of $57.6 million or 14.6%, compared to the same period in 2015.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2016 increased by $4.8 million, or 6.9%, to $74.6 million compared to the same period in 2015.  The increase was primarily attributable to an increase in wholesale subscribers receiving services pursuant to our Distribution Agreement with dishNET.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network from our ESS segment for the nine months ended September 30, 2016 decreased by $63.0 million, or 19.4%, to $261.6 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $62.5 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Services and other revenue — other.  “Services and other revenue — other” totaled $821.9 million for the nine months ended September 30, 2016, an increase of $4.6 million, or 0.6%, compared to the same period in 2015.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2016 increased by $9.8 million, or 1.3%, to $779.1 million compared to the same period in 2015.  The increase was primarily attributable to an increase of $25.5 million in sales of broadband services to our domestic consumer customers, partially offset by a decrease of $13.5 million of broadband services to our international customers and a decrease of $1.6 million in sales of broadband services to our domestic enterprise customers.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2016 decreased by $5.4 million, or 10.9%, to $44.3 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services due to a decrease in the number of transponders available for use in providing service.

Equipment revenue — other.  “Equipment revenue — other” totaled $160.9 million for the nine months ended September 30, 2016, an increase of $6.4 million, or 4.1%, compared to the same period in 2015.  The increase was mainly due to an increase of $25.5 million in sales of broadband equipment to our domestic enterprise customers, partially offset by a decrease of $21.0 million in revenue from our international and telecom systems customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $382.0 million for the nine months ended September 30, 2016, a decrease of $12.4 million, or 3.1%, compared to the same period in 2015.

Cost of sales - services and other from our Hughes segment for the nine months ended September 30, 2016 decreased by $6.9 million, or 2.0%, to $334.4 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in costs of our broadband services provided to our international customers of $5.5 million.

Cost of sales - services and other from our ESS segment for the nine months ended September 30, 2016 decreased by $6.2 million, or 11.3%, to $48.1 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $144.0 million for the nine months ended September 30, 2016, an increase of $1.5 million, or 1.0%, compared to the same period in 2015.  The increase was primarily attributable to an increase of $16.3 million in equipment costs related to the increase in sales volume of broadband equipment to our domestic consumer and enterprise customers, partially offset by a decrease of $15.6 million in equipment costs related to the decrease in sales to our international and telecom systems customers.

Research and development expenses.  “Research and development expenses” totaled $23.5 million for the nine months ended September 30, 2016, an increase of $4.6 million or 24.6%, compared to the same period in 2015.  The increase was primarily related to an increase in research and development expense in our Hughes segment. Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $309.4 million for the nine months ended September 30, 2016, a decrease of $15.3 million or 4.7%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $127.6 million for the nine months ended September 30, 2016, a decrease of $1.9 million or 1.5%, compared to the same period in 2015.  The decrease was primarily due to higher capitalized interest of $12.8 million related to the construction of the EchoStar XIX, EchoStar XXI, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and Telesat T19V (“63 West”) satellites, and a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

amount of HSS’ 6 1/2 Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in 2015. The decreases were partially offset by an increase of $15.8 million in interest expense related to the issuance of the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) in the third quarter of 2016.

Loss from partial redemption of debt. “Loss from partial redemption of debt” totaled zero for the nine months ended September 30, 2016. In 2015, the $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net. “Gains (losses) and impairment on marketable investment securities, net” totaled $5.3 million in gains for the nine months ended September 30, 2016 compared to $11.4 million in losses for the same period in 2015.  The change of $16.7 million was primarily due to an increase of $7.9 million in gains on our trading securities, an other than temporary impairment loss of $5.9 million on certain strategic equity securities in our marketable investment securities in 2015, and an increase of $3.0 million in realized gains on our securities classified as available-for-sale.

Other, net.  “Other, net” totaled $12.1 million in income for the nine months ended September 30, 2016 compared to $5.9 million in income for the same period in 2015. The change of $6.3 million was primarily related to (i) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (ii) a decrease of $4.8 million in foreign exchange losses, (iii) a decrease of $6.1 million related to a protective put associated with our trading securities, (iv) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, and (v) a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $586.1 million for the nine months ended September 30, 2016, a decrease of $16.5 million or 2.7%, compared to the same period in 2015. The decrease was primarily due to (i) a decrease of $35.8 million in gross margin, which we define as total revenue less total cost of sales, (ii) a decrease of $4.5 million as a result of a non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, (iii) an increase of selling, general and administrative expense of $4.1 million and (iv) a decrease of $6.1 million related to a protective put associated with our trading securities. These decreases were partially offset by (i) $13.5 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (ii) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, (iii) an other than temporary impairment loss of $5.9 million on certain strategic equity securities in our marketable investment securities in the second quarter of 2015, and (iv) a decrease of $4.8 million in foreign exchange losses. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Nine Months Ended September 30,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	100,118	94,081	$6,037	6.4

Interest income and expense, net	120,199	126,168	(5,969)	(4.7)
Income tax provision	57,277	58,520	(1,243)	(2.1)
Depreciation and amortization	309,448	324,797	(15,349)	(4.7)
Net income attributable to noncontrolling interests	(946)	(1,006)	60	(6.0)
EBITDA	$586,096	$602,560	$(16,464)	(2.7)

Income tax provision.  Income tax expense was $57.3 million for the nine months ended September 30, 2016, a decrease of $1.2 million or 2.1%. Our effective income tax rate was 36.4% and 38.3% for the nine months ended September 30, 2016 and 2015, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2016 were primarily due to the impact of state and local taxes, partially offset by research and

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

experimentation credits.  For the nine months ended September 30, 2015, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the impact of state and local taxes.

Net income attributable to HSS.  “Net income attributable to HSS” was $99.2 million for the nine months ended September 30, 2016, an increase of $6.1 million, or 6.6%, compared to the same period in 2015.  The increase was primarily due to (i) an increase of $16.7 million in the gains (losses) and impairment on marketable investments, net, (ii) a decrease of $15.3 million in depreciation and amortization expense related to certain of our fully amortized other intangible assets in our Hughes segment and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment, (iii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016, (iv) higher capitalized interest of $12.8 million related to the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (v) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, (vi) $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 and (vii) a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in 2015. The increase was partially offset by (i) a decrease of $35.8 million in gross margin, (ii) an increase of $15.8 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (iii) a decrease of $6.1 million related to a protective put associated with our trading securities, (iv) an increase in research and development expense of $4.6 million and (v) an increase in income tax expense of $1.2 million in 2016.

Segment Operating Results and Capital Expenditures

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Nine Months Ended September 30, 2016
Total revenue	$1,021,451	$305,919	$(260)	$1,327,110
Capital expenditures	$261,241	$50,762	$—	$312,003
EBITDA	$317,865	$255,712	$12,519	$586,096
For the Nine Months Ended September 30, 2015
Total revenue	$1,000,194	$374,287	$(740)	$1,373,741
Capital expenditures	$207,680	$84,667	$—	$292,347
EBITDA	$296,269	$314,177	$(7,886)	$602,560

Hughes Segment

	For the Nine Months Ended September 30,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,021,451	$1,000,194	$21,257	2.1
Capital expenditures	$261,241	$207,680	$53,561	25.8
EBITDA	$317,865	$296,269	$21,596	7.3

Revenue

Hughes segment total revenue for the nine months ended September 30, 2016 increased by $21.3 million, or 2.1%, compared to the same period in 2015.  The increase was primarily due to an increase of $30.5 million in revenue related to sales of broadband services to our consumer customers and dishNET and an increase of $25.5 million in revenue related to sales of broadband equipment to our domestic enterprise customers.  These increases were partially offset by a decrease in revenue of broadband equipment and services to our international and telecom systems customers of $34.4 million.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the nine months ended September 30, 2016 increased by $53.6 million, or 25.8%, compared to the same period in 2015, primarily as a result of an increase in expenditures on the 63 West and EUTELSAT 65 West A satellites, and satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the nine months ended September 30, 2016 was $317.9 million, an increase of $21.6 million, or 7.3%, compared to the same period in 2015.  The increase was primarily attributable to a $26.6 million increase in total gross margin, a decrease of $4.8 million in foreign exchange losses, and a decrease of $3.0 million in litigation settlements recorded in 2015. These increases were partially offset by an increase of $4.6 million in research and development expenses, an increase of $3.2 million in marketing and promotional costs, and an increase of $4.8 million in general and administrative expenses.

EchoStar Satellite Services Segment

	For the Nine Months Ended September 30,
			Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$305,919	$374,287	$(68,368)	(18.3)
Capital expenditures	$50,762	$84,667	$(33,905)	(40.0)
EBITDA	$255,712	$314,177	$(58,465)	(18.6)

Revenue

ESS segment total revenue for the nine months ended September 30, 2016 decreased by $68.4 million, or 18.3%, compared to the same period in 2015, primarily due to a decrease of $62.5 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a decrease of $5.4 million primarily attributable to a decrease in sales of transponder services.

Capital Expenditures

ESS segment capital expenditures for the nine months ended September 30, 2016 decreased by $33.9 million, or 40.0%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the nine months ended September 30, 2016 was $255.7 million, a decrease of $58.5 million, or 18.6%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $62.2 million in gross margin primarily driven by the decrease in service revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of prior anomalies affecting these satellites. The decrease in EBITDA was partially offset by a $7.5 million increase due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2016, there were no material changes in our risk factors as previously disclosed.

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
As of September 30, 2016, our total indebtedness was approximately $3.66 billion. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities. We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all. The indentures governing the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes limit our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.
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

RISKS RELATED TO OUR SATELLITES

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay, launch anomalies and launch failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our business, expenses and results of operations, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers as capacity becomes full on existing satellites. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite.  We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch delay or failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Recent ongoing political events, including the imposition of sanctions, have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we have not always carried launch insurance for the launch of our satellites. If a launch delay, anomaly or failure were to occur, it could result in the revocation of the applicable license to operate the satellite, undermine our ability to implement our business strategy or develop or pursue existing or future business opportunities with applicable licenses and otherwise have a material adverse effect on our business, expenses, assets, revenue, results of operations and ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch anomalies and failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the International Telecommunications Union. These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time. For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services. Other countries in which we currently, or may in the future, operate are also considering regulations that could limit access to the Ka band. Additionally, the FCC is considering adopting a regulatory regime whereby consumer electronics manufacturers, innovators, and other developers would be able to build devices or software solutions that may provide access to multichannel video programming with the use of user interfaces and without the use of any set-top box. If adopted, these regulations could have a material adverse effect on our business, results of operations, and financial position. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations. Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation. The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 8, 2016	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)