Form 10-K
period 2016-12-31
Hughes Satellite Systems Corp
filed 2017-02-24
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2016 was $0.
As of February 15, 2017, the registrant’s outstanding common stock consisted of 1,000 shares of common stock, $0.01 par value per share.
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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on our primary customer, DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

•	risks and uncertainties associated with the pending Share Exchange with DISH Network (as described below);

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays or failures of launches of our satellites, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

•	our failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services;

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors; and

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances.

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward‑looking statements. We assume no responsibility for updating forward‑looking information contained or incorporated by reference herein or in any documents we file with the SEC.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I

Item 1.    BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.

We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and small office customers and network technologies, managed services and communication solutions to domestic and international consumers and enterprise and government customers. The Hughes segment also provides managed services, hardware, and satellite services to large enterprises and government customers, and designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for several satellites owned by third parties.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  In addition, as a result of the Satellite and Tracking Stock Transaction described in Note 3 in the notes to consolidated financial statements in Item 15 of this report, DISH Network owns shares of our preferred tracking stock representing a 28.11% economic interest in the residential retail satellite broadband business of our Hughes segment. DISH Network also owns shares of preferred tracking stock issued by EchoStar Corporation, which together with our preferred tracking stock represents an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. The tracking stock is an equity security and the rights of DISH Network, as the holder of the tracking stock, in our assets are subject to the claims of our creditors. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

PENDING SHARE EXCHANGE
On January 31, 2017, our parent company EchoStar and certain of our and EchoStar’s subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) among DISH Network Corporation (“DISH”), DISH Network L.L.C., an indirect wholly owned subsidiary of DISH (“DNLLC”), DISH Operating L.L.C., a direct wholly owned subsidiary of DNLLC (“DOLLC” and, collectively with DISH and DNLLC, the “DISH Parties”), EchoStar, EchoStar Broadcasting Holding Parent L.L.C., our direct wholly owned subsidiary (“EB LLC”), EchoStar Broadcasting Holding Corporation, a direct wholly owned subsidiary of EB LLC (“EB Corp”), EchoStar Technologies Holding Corporation, a direct wholly owned subsidiary of EchoStar (“ET Corp”), and EchoStar Technologies L.L.C., a direct wholly owned subsidiary of EchoStar.

Pursuant to the Share Exchange Agreement, among other things: (i) EchoStar will receive all of the shares of EchoStar Tracking Stock (as defined below) owned by DNLLC in exchange for 100% of the equity interests of ET Corp, which will hold that portion of the EchoStar Technologies business segment of EchoStar that (a) designs, develops and distributes secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies, (b) provides TV Anywhere technology through Slingbox® units directly to consumers via retail outlets and online, as well as to the pay-TV operator market, and (c) includes an over-the-top, Streaming Video on Demand platform business, which includes assets acquired from Sling TV Holding L.L.C. (formerly DISH Digital Holding L.L.C.) and primarily provides support services to DISH’s Sling TV™ operations, and (ii) EB LLC will receive all of the shares of HSS Tracking Stock (as defined below) owned by DOLLC in exchange for 100% of the equity interests of EB Corp, which will hold EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services (the “Uplinking Businesses”) ((i) and (ii) collectively, the “Share Exchange”). Pursuant to the Share Exchange Agreement, EchoStar will also transfer certain assets, investments in joint ventures, spectrum licenses and real estate properties and the DISH Parties will assume certain liabilities relating to the transferring assets and businesses. In connection with the Share Exchange, EchoStar and DISH Network and certain of their subsidiaries will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services. The Share Exchange has been structured in a manner to be a tax-free exchange for each of EchoStar and DISH and their respective subsidiaries.

Prior to consummation of the Share Exchange, EchoStar is required to complete steps necessary for the transferring assets and liabilities that are being assumed by the DISH Parties to be owned by the transferring entities and their respective subsidiaries. As part of these steps, subsidiaries of EchoStar that currently own the Uplinking Businesses and related assets and liabilities will be contributed to EB Corp in consideration for additional shares of the Company’s common stock that will be issued to a subsidiary of EchoStar. Certain data center assets within the Uplinking Businesses will not be included in the Share Exchange and after consummation of the Share Exchange will continue to be owned by our subsidiaries and will be pledged as collateral to support our obligations under the Indentures (as defined below).

In March 2014, HSS issued shares of preferred stock (the “HSS Tracking Stock,”) to DOLLC. The HSS Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represents a 28.11% economic interest in the Hughes Retail Group. Following the closing of the Share Exchange, the HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of the HSS Tracking Stock will terminate and be of no further effect. For more information regarding the Tracking Stock, see Note 3 in the notes to consolidated financial statements in Item 15 of this report.

The Share Exchange is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction of those conditions at such time), but no earlier than February 28, 2017. The Share Exchange Agreement provides for customary termination rights of the parties, including the right of the parties to terminate the Share Exchange Agreement if the Share Exchange has not closed by March 31, 2017. The closing conditions to the transaction involving third parties or governmental approvals have been satisfied (other than those that by their nature are to be satisfied at the closing). While we currently expect the Share Exchange to be consummated on or about February 28, 2017, no assurance can be given that the Share Exchange will be consummated on the terms or within the time frame disclosed, or at all.

See “Risks Related to the Pending Share Exchange” in Item 1A Risk Factors of this Annual Report on Form 10-K. For more information regarding the Share Exchange, see Note 18 in the notes to consolidated financial statements in Item 15 of this report and our Current Report on Form 8-K filed January 31, 2017.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.  As an electronic filer, our public filings are also maintained on the SEC’s internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

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

We have adopted a written code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer and senior financial officers, in accordance with the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder.  Our code of ethics is available on our corporate website at http://www.echostar.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

Item 1A.    RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition, results of operation, prospects or ability to invest capital in our business could be materially and adversely affected.

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from our primary customer, DISH Network.  If the Share Exchange is not consummated, the loss of, or a significant reduction in, orders from, or a decrease in selling prices of broadband equipment and services, provision of satellite services and digital broadcast services, and/or other products, or services to DISH Network would significantly reduce our revenue and materially adversely impact our results of operations.

DISH Network accounted for 25.5%, 28.8% and 28.8% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  Our EchoStar Satellite Services (“ESS”) segment provides satellite services to DISH Network and DISH Network is also a wholesale distributor of the Hughes satellite internet service, and in connection with such wholesale distribution, purchases certain broadband equipment from us to support the sale of the Hughes service.  Any material reduction in or termination of our sales to DISH Network or reduction in the prices it pays for the products and services it purchases from us could have a material adverse effect on our business, results of operations, and financial position.

DISH Network has only certain obligations to continue to purchase certain of our services from our ESS segment.  Therefore, our relationship with DISH Network could be terminated or substantially curtailed with little or no advance notice.  In addition, because a significant portion of the revenue of our ESS segment is derived from DISH Network, the success of our EchoStar Satellite Services segment also depends to a significant degree on the continued success of DISH Network in attracting new subscribers and marketing programming packages and other services.

Furthermore, if we lose DISH Network as a customer, it may be difficult for us to replace, in whole or in part, our historical revenue from DISH Network because there are a relatively small number of potential customers for our products and services, and we have had limited success in attracting such potential new customers in the past.  Historically, many potential customers of our ESS segment have perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential new customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared services).  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

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

Our business operates in an intensely competitive, consumer-driven and rapidly changing environment and competes with a growing number of companies that provide products and services to consumers.  Risks to our business from competition include, but are not limited to, the following:

•
Our EchoStar Satellite Services segment competes against larger, well-established satellite service companies, such as Intelsat S.A., SES S.A., Telesat Canada, and Eutelsat Communications S.A.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance.  Our ESS segment also competes with both fiber optic cable and terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed, and with new delivery systems being developed, which may have lower latency and other advantages.

•
In our consumer market, we face competition primarily from digital subscriber line (“DSL”), fiber and cable internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America and Brazil.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  We may be unsuccessful in competing effectively against DSL, fiber and cable internet service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

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

We may have available satellite capacity in our ESS segment, and our results of operations may be materially adversely affected if we are not able to provide satellite services on this capacity to third parties, including DISH Network.

We have available satellite capacity in our ESS segment.  While we are currently evaluating various opportunities to make profitable use of our available satellite capacity (including, but not limited to, supplying satellite capacity for new international ventures), there can be no assurance that we can successfully develop these business opportunities.  If we are unable to utilize our available satellite capacity for providing satellite services to third parties, including DISH Network, our margins could be negatively impacted, and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  At present, until the launch and operation of additional satellites, there is limited availability of capacity on the frequencies we use in North America, including within our own fleet of satellites.  Our ability to provide additional capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations in the U.S. recently adopted by the FCC that enable the use of a portion of the frequency bands, including without limitation, the Ka-band, where we operate our broadband gateway earth stations, for 5G mobile terrestrial services, which could limit our flexibility to change the way in which we use the Ka-band in the future. In addition, the fixed satellite service (“FSS”) industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers, our business and results of operations could be adversely affected.

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

Our sales outside the U.S. accounted for approximately 18.3%, 17.4% and 18.7% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  Collectively, we expect our foreign operations to continue to represent a significant portion of our business.  Over the last 10 years, we have sold products in over 100 countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

•
Difficulties in following a variety of laws and regulations related to foreign operations.  Our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations.  For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers.  In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.  Our policies mandate compliance with these laws.  However, we operate in many parts of the world that have experienced corruption to some degree.  Compliance with these laws may lead to increased operations costs or loss of business opportunities.  Violations of these laws could result in fines or other penalties or sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

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

•
Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries.  U.S. laws and regulations applicable to us include the Arms Export Control Act, ITAR, EAR and the trade sanctions laws and regulations administered by OFAC.  The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR.  Other items are controlled for export by the DDTC under ITAR.  We cannot provide equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

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

•
Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war .  As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, acts of terrorism, labor or political disturbances or conflicts of various sizes, including wars.  Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

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

We may pursue acquisitions, capital expenditures and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire or develop other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue acquisitions, joint ventures or other business combination or development activities to complement or expand our business.  Any such acquisitions, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business, technology or joint venture;

•	the ability and capacity of our management team to carry out all of our business plans, including with respect to our existing businesses and any businesses we acquire or embark on in the future;

•	possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;

•
exposure to significant financial losses if the transactions, investments and/or the underlying ventures are not successful; and/or we are unable to achieve the intended objectives of the transaction or investment;

•	the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, transactions or investments;

•	the risks associated with complying with regulations applicable to the acquired or developed business or technologies which may cause us to incur substantial expenses;

•	the inability to realize anticipated benefits or synergies from an acquisition; and

•	the disruption of relationships with employees, vendors or customers.

New acquisitions, investments, joint ventures and other transactions may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any share repurchases or capital expenditures that we otherwise may have made.

We may not be able to generate cash to meet our debt service needs or fund our operations.

As of December 31, 2016, our total indebtedness was approximately $3.66 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We may need to raise additional debt in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs.  If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We may not be able to implement any of these actions on satisfactory terms, or at all.  The indentures governing our indebtedness limit our ability to dispose of assets and use the proceeds from such dispositions.  Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer.

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

The indentures governing our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) contain various covenants, subject to certain exceptions, that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

Pursuant to the terms of our preferred tracking stock and related agreements and policies, we could be required to use assets attributed to one group to pay liabilities attributed to the other group if the Share Exchange is not consummated.

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

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union and its member states (“EU”), commonly referred to as the “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the EU. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and EU countries.  Additionally, with the U.K. no longer being a part of the EU, we anticipate that there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the EU.  These and other changes, implications and consequences of the Brexit may adversely affect our business and results of operations.

A natural disaster could diminish our ability to provide service to our customers.

Natural disasters could damage or destroy our ground stations, resulting in a disruption of service to our customers.  We currently have backup systems and technology in place to safeguard our antennas and protect our ground stations during natural disasters such as tornadoes, but the possibility still exists that our ground facilities could be impacted during a major natural disaster.  If a future natural disaster impairs or destroys any of our ground facilities, we may be unable to provide service to our customers in the affected area for a period of time which may adversely affect our business and results of operations.

We may have additional tax liabilities.

We are subject to income taxes in the United States and foreign jurisdictions.  Significant judgments are required in determining our provisions for income taxes.  In the course of preparing our tax provisions and returns, we must make calculations where the ultimate tax determination may be uncertain.  Our tax returns are subject to examination by the Internal Revenue Service (“IRS”), state, and foreign tax authorities.  There can be no assurance as to the outcome of these examinations.  If the ultimate determination of taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.

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

Any single anomaly or series of anomalies could materially and adversely affect our ability to utilize the satellite, our operations and revenue as well as our relationships with current customers and our ability to attract new customers.  In particular, future anomalies may result in, among other things, the loss of individual transponders/beams on a satellite, a group of transponders/beams on that satellite or the entire satellite, depending on the nature of the anomaly. Anomalies may also reduce the expected capacity or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned.

The loss of a satellite or other satellite malfunctions or anomalies could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies could affect our ability to comply with FCC and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.  There can be no assurance that anomalies will not impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

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

We historically have not carried in-orbit insurance on many of our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

Our satellites have minimum design lives ranging from 12 to 15 years, but could fail or suffer reduced capacity before then.

Generally, the minimum design life of each of our satellites ranges from 12 to 15 years.  We can provide no assurance, however, as to the actual operational lives of our satellites, which may be shorter or longer than their design lives.  Our ability to earn revenue depends on the continued operation of our satellites, each of which has a limited useful life.  A number of factors affect the useful lives of the satellites, including, among other things, the quality of their design and construction, the durability of their component parts, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, and the remaining on-board fuel following orbit insertion. In addition, continued improvements in satellite technology may make obsolete our existing satellites, or any satellites we may acquire in the future, prior to the end of their design lives.

In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have a material adverse effect on our business, financial condition and results of operations.  Additionally, such relocation would require governmental approval.  We cannot be certain that we could obtain such governmental approval.  In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without a substantial utilization of fuel.  Any such utilization of fuel would reduce the operational life of the replacement satellite.

Our satellites under construction are subject to risks related to construction and launch that could limit our ability to utilize these satellites.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement.  Certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay, launch anomalies and launch failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our business, expenses and results of operations, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers as capacity becomes full on existing satellites.  In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite.  We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch delay or failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Recent ongoing political events have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  Historically, we have not always carried launch insurance for the launch of our satellites. If a launch delay, anomaly or failure were to occur, it could result in the revocation of the applicable license to operate the satellite, undermine our ability to implement our business strategy or develop or pursue existing or future business opportunities with applicable licenses and otherwise have a material adverse effect on our business, expenses, assets, revenue, results of operations and ability to fund future satellite procurement and launch opportunities.  In addition, the occurrence of launch anomalies and failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

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

Furthermore, the satellite coordination process is conducted under the guidance of the ITU radio regulations and the national regulations of the satellites involved in the coordination process.  These rules and regulations could be amended and could therefore materially adversely affect our business, financial condition and results of operations.

We may face interference from other services sharing satellite spectrum .

The FCC and other regulators have adopted rules or may adopt rules in the future that allow non-geostationary orbit satellite services to operate on a co-primary basis in the same frequency band as DBS and FSS.  The FCC has also authorized the use of multichannel video and data distribution service (“MVDDS”) in the DBS band.  Several MVDDS systems are now being commercially deployed.  Despite regulatory provisions designed to protect DBS and FSS operations from harmful interference, there can be no assurance that operations by other satellites or terrestrial communication services in the DBS and FSS bands will not interfere with our DBS and FSS operations and adversely affect our business.

Our dependence on outside contractors could result in delays related to the design, manufacture and launch of our new satellites, which could in turn adversely affect our operating results.

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, SS/L and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services and Space Exploration.  The loss of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are, and may become, subject to various legal proceedings and claims, which arise in the ordinary course of our business.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringement.  If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position.

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

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities.  Security breaches, attacks, unauthorized access and other malicious activities have significantly increased in recent years, and some of them have involved sophisticated and highly targeted attacks on computer networks.  Our networks, systems and technologies and those of our third-party service providers and our customers may also be vulnerable to such security breaches, attacks, malicious activities and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, unscheduled downtime, falsification and accidental or intentional release or loss of information maintained on our and our third party service providers’ information technology systems and networks, including but not limited to customer, personnel and vendor data.  If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations.  We may also be required to expend significant resources to protect against these threats or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have significantly invested in and continue to implement generally recognized security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.  In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  A security breach or attack could impact our ability to expand or upgrade our technology infrastructure which could have adverse consequences, including the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

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

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the ITU.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time.  For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services, which could limit our flexibility to change the way in which we use Ka-band in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could limit access to the Ka-band or other frequency bands. The FCC has also opened a proceeding on non-geostationary satellites, which may adversely impact our ability to use certain spectrum for user terminals. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

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

Because our customer contracts often include both telecommunications services, which create obligations to contribute to the USF, and other goods and services, which do not, it can be difficult to determine what portion of our revenue forms the basis for our required contribution to the USF and the amount that we can recover from our customers.  If the FCC, which oversees the USF, or a court or other governmental entity were to determine that we computed our USF contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties.  In addition, the FCC is considering substantial changes to its USF contribution and distribution rules.  These changes could impact our future contribution obligations and those of third parties that provide communication services to our business.  Any such change to the USF contribution rules could adversely affect our costs of providing service to our customers.  In addition, changes to the USF distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

RISKS RELATED TO THE PENDING SHARE EXCHANGE

There are risks and uncertainties associated with the pending Share Exchange.

There are a number of risks and uncertainties associated with the pending Share Exchange including, among others, the potential failure to satisfy the conditions to closing, including the conditions related to obtaining required governmental approvals. Any delay or failure to complete the Share Exchange could negatively impact our relationships with DISH Network, other customers, suppliers and employees and could adversely affect our business. Pending completion of the Share

Exchange, the attention of our management may be focused on the transaction and related matters, and diverted from our day-to-day business operations, including from other opportunities that might benefit us.

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free split-off.

To preserve the intended tax-free treatment of the Share Exchange, EchoStar will undertake upon closing of the Share Exchange to comply with certain restrictions under current U.S. federal income tax laws for split-offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in EchoStar’s stock ownership, (ii) continuing to own and manage EchoStar’s historic businesses, and (iii) limiting sales or redemptions of EchoStar’s and our common stock. If these restrictions, among others, are not followed, the Share Exchange could be taxable to us, EchoStar and possibly EchoStar’s stockholders.

OTHER RISKS

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 43.3% of EchoStar’s total equity securities (assuming conversion of only the Class B common stock held by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable or may become exercisable within 60 days of February 15, 2017) and possesses approximately 63.6% of the total voting power of all classes of shares (assuming no conversion of the Class B common stock and no conversion of the preferred tracking stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable or may become exercisable within 60 days of February 15, 2017).  Mr. Ergen’s beneficial ownership of EchoStar excludes 1,640 shares of EchoStar’s Class A common stock and 14,493,094 shares of its Class A common stock issuable upon conversion of shares of its Class B common stock, in each case, currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 23.6% of EchoStar’s total equity securities (assuming conversion of only the Class B common stock held by such trusts into Class A common stock) and possess approximately 27.6% of EchoStar’s total voting power of all classes of shares (assuming no conversion of the Class B common stock and no conversion of the preferred tracking stock).  Thus, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and, therefore, is not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•
Cross officerships, directorships and stock ownership.  We have certain overlap in our directors and Chairman position with DISH Network, which may lead to conflicting interests.  EchoStar’s board of directors includes persons who are officers or members of the board of directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of and is employed by both companies.  Our Chairman, the members of EchoStar’s board of directors and executive officers who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, many of EchoStar’s directors and officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off, including Mr. Ergen.  Furthermore, until consummation of the Share Exchange, DISH Network holds shares of preferred tracking stock in EchoStar and us that in the aggregate represents an 80.0% economic interest in our residential retail satellite broadband business.  These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•
Intercompany agreements with DISH NetWe and EchoStar have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides EchoStar and us certain professional services, for which we and EchoStar pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  We and EchoStar have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar.  In addition, DISH Network or its affiliates will continu EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.d us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.e to enter into transactions with EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.d us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.workWe and EchoStar have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides EchoStar and us certain professional services, for which we and EchoStar pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  We and EchoStar have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar.  In addition, DISH Network or its affiliates will continu EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.d us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.e to enter into transactions with EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.d us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties..  We and EchoStar have entered into various agreements with DISH Network.  Pursuant to certain agreements, DISH Network provides EchoStar and us certain professional services, for which we and EchoStar pay DISH Network an amount equal to DISH Network’s cost plus a fixed margin.  Certain other intercompany agreements cover matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  We and EchoStar have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements EchoStar entered into with DISH Network did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to EchoStar.  In addition, DISH Network or its affiliates will continu EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.d us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.e to enter into transactions with EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates, including in connection with the consummation of the Share Exchange transaction.  Although the terms of any such transactions will be established based upon negotiations between DISH Network an EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.d us and, when appropriate, subject to the approval of EchoStar’s audit committee and committee of the non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

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

We may not be able to resolve any potential conflicts of interest with DISH Network and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. We do not have any agreements not to compete with DISH Network.  However, many of our potential customers who compete with DISH Network have historically perceived us as a competitor due to our affiliation with DISH Network.  There can be no assurance that we will be successful in entering into any commercial relationships with potential customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership, certain shared management services and other arrangements with DISH Network).

We are a wholly owned subsidiary of EchoStar and do not operate as an independent company.

We rely on EchoStar for a substantial portion of our administrative and management functions and services including human resources-related functions, accounting, tax administration, legal, external reporting, treasury administration, internal audit and insurance functions, information technology and telecommunications services and other support services.  We do not have systems and resources in place to perform all of these functions or services. Instead, we generally receive these services pursuant to an arrangement between us and EchoStar.  EchoStar in turn receives certain of these services from DISH Network pursuant to a professional services agreement entered into between them.  We anticipate continuing to rely upon DISH Network to provide some of these services.  If our intercompany arrangement with EchoStar were to terminate, or if EchoStar no longer receives certain services from DISH Network, we would need to obtain agreements with third-party service providers or obtain additional internal resources, neither of which may be available on acceptable terms or at all.

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

If the Share Exchange is not consummated, our preferred tracking stock capital structure could give rise to occasions when the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group and our board of directors or officers could make decisions that could adversely affect only one group of holders.  Colorado law requires that our board of directors and officers act in good faith and with a view to the interest of the company and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group of shareholders.  Decisions deemed to be in the interest of our company may not always align with the best interest of a particular group of our shareholders when considered independently.  Examples include, but are not limited to:

•	decisions as to the terms of any business relationships that may be created between the EchoStar Group and the Hughes Retail Group and the terms of any reattributions of assets between the groups;

•	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

•	decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups;

•	decisions as to the payment of dividends on our common stock or preferred tracking stock; and

•	decisions as to the disposition of assets of either of our groups.

In addition, as our preferred tracking stock is currently held by DISH Network, if the Share Exchange is not consummated questions relating to conflicts of interest may also arise between DISH Network and us due to EchoStar and DISH Network’s common ownership and Chairman. Provisions of Colorado law and our articles of incorporation may protect decisions of our board of directors and officers that have a disparate impact on one group of shareholders.  Our shareholders may have limited or no legal remedies under Colorado law with respect to such decisions even if the actions of our directors or officers adversely affect the market value of our common stock.

If the Share Exchange is not consummated, our board of directors has the ability to change our attribution policies at any time without a vote of our common shareholders.

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

Changes in United States Generally Accepted Accounting Principles (“GAAP”) could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance.

The FASB is currently working together with the International Accounting Standards Board to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards. In connection with this initiative, the FASB issued new accounting standards for revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 2 in the notes to consolidated financial statements in Item 15 of this report under the heading “New Accounting Pronouncements.” These and other such standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results. In addition, we may need to significantly change our customer and vendor contracts, accounting systems and processes. The cost and effect of these changes may adversely impact our results of operations.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”), EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Other”) as of December 31, 2016.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (4)	Segment(s)	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and logistics and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
American Fork, Utah (5)	Hughes	Leased	Office space and engineering offices
Barueri, Brazil (1)	Hughes	Leased	Shared hub and warehouse
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Bangalore, India (2)	Hughes	Leased	Office space
Gurgaon, India (1)(2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Mexico City, Mexico	Hughes	Leased	Sales office, gateways
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany (1)	Hughes	Owned	Shared hub, operations, administrative offices and warehouse
Gilbert, Arizona (1)(3)(5)	ESS	Leased	Digital broadcast operations center
Black Hawk, South Dakota (1)(3)	ESS	Leased	Spacecraft autotrack operations center
Cheyenne, Wyoming (1)(3)(5)	ESS	Leased	Digital broadcast operations center
Mustang Ridge, Texas (1)(3)	ESS	Owned	Micro digital broadcast center
Englewood, Colorado (3)(5)	Hughes/ ESS/Other	Owned	Corporate headquarters, gateways

(1)	We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)	These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)	These properties are owned by EchoStar Corporation or its subsidiaries.

(4)
In addition to the above properties, we have multiple gateways throughout the Western part of the U.S., Mexico and Canada that support the SPACEWAY 3, EchoStar XVII, and EchoStar XIX satellites as well as multiple regional broadcast operations centers.

(5)
These properties are a part of the EchoStar Technologies segment of EchoStar. As a result, they, or a portion thereof, will be transferred in connection with, and upon consummation of, the pending Share Exchange. Hughes and ESS may enter into agreements with DISH Network for continued use of all or a portion of some of these facilities. See Note 18 in the notes to consolidated financial statements in Item 15 for further discussion of the Share Exchange.

Item 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 13 in the notes to consolidated financial statements in Item 15 of this report.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 15, 2017, all of our 1,000 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. On December 20, 2013, we amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock. As of February 15, 2017, 81.128 shares of our preferred stock were issued and outstanding.

Dividends.  We have not paid any cash dividends on our common stock in the past two years.  Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions, and other factors the board of directors considers appropriate.  We currently intend to retain our earnings, if any, to support future growth and expansion.  Our ability to declare dividends is affected by covenants in our indentures.

Item 7.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with the consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Annual Report on Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  Further, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers. We currently operate in two business segments, which are differentiated primarily by their operational focus:  Hughes and EchoStar Satellite Services (“ESS”). These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.

On January 31, 2017, our parent company EchoStar and certain of our and EchoStar’s subsidiaries entered into the Share Exchange Agreement. The Share Exchange Agreement provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock and HSS Tracking Stock in exchange for 100% of the equity interests of certain subsidiaries of EchoStar that will hold its EchoStar Technologies segment businesses. Following consummation of the Share Exchange, the HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. See “Pending Share Exchange” in Item 1. Business and “Risks Related to the Pending Share Exchange” in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2016

•	Revenue of $1.80 billion

•	Operating income of $350.7 million

•	Net income of $121.7 million

•	Net income attributable to HSS of $120.0 million

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

•	EBITDA of $782.5 million (see reconciliation of this non-GAAP measure on page 28)

Consolidated Financial Condition as of December 31, 2016

•	Total assets of $6.38 billion

•	Total liabilities of $4.62 billion

•	Total shareholders’ equity of $1.76 billion

•	Cash, cash equivalents and current marketable investment securities of $2.26 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband services for home and small office customers. We deliver network technologies, managed services, equipment, and communications solutions for domestic and international consumers and enterprise and government customers. In addition, our Hughes segment provides and installs gateway and terminal equipment and provides satellite ground segment systems and terminals for other satellite systems, including mobile system operators.

We continue to focus our efforts on growing our Hughes segment consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new subscribers and driving higher average revenue per subscriber across our wholesale and retail channels.

Our Hughes segment currently uses its two owned satellites, the SPACEWAY 3 satellite and the EchoStar XVII satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. We currently provide HughesNet Gen4 satellite broadband internet services to our consumer market customers in North America on the EchoStar XVII satellite. In December 2016, EchoStar launched the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth.  The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services.  Capital expenditures associated with the construction and launch of the EchoStar XIX satellite have been incurred by our parent company. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

In addition to our broadband consumer service offerings, our Hughes segment also provides network technologies, managed services, hardware, equipment and satellite services to large enterprise and government customers globally. Examples of such customers include lottery agencies, gas station operators and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies. Most of our enterprise customers have contracts with us for the services they purchase.

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

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to provide service in additional markets across South America once that capacity is available for commercial use.

We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business. In June 2015, EchoStar made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. In addition, our Hughes segment entered into an agreement with OneWeb to provide certain equipment and services in connection with the ground systems for OneWeb’s LEO satellites.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

As of December 31, 2016, 2015 and 2014, our Hughes segment had approximately 1,036,000, 1,035,000 and 977,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions increased by approximately 19,000 in the fourth quarter of 2016 when compared to the third quarter of 2016 primarily due to an increase in additions in our retail channel due to the launch of our broadband service in Brazil in the second quarter of 2016 offset partially by a decrease in additions in our wholesale channel due to our lack of free capacity due to satellite beams servicing certain areas reaching capacity.  Our average monthly subscriber churn percentage for the fourth quarter of 2016 decreased as compared to the third quarter of 2016.  As a result of higher gross subscriber additions and a decrease in churn, net subscribers for the quarter ended December 31, 2016 increased by approximately 30,000 when compared to the third quarter of 2016 with increases in retail and decreases in wholesale subscribers. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

As of December 31, 2016 and 2015, our Hughes segment had approximately $1.52 billion and $1.44 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. The increase in contracted revenue backlog is primarily due to an increase in customer contracts from our international markets as a result of future commitments to provide satellite services and gateway and network management services on the EchoStar XIX satellite. Of the total contracted revenue backlog as of December 31, 2016, we expect to recognize approximately $436.5 million of revenue in 2017.

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites.  We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation (“DISH Network”) (our largest customer), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment.  Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business.

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed.  We currently expect to launch the EchoStar 105/SES-11 satellite in the second quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite. As a result of this launch delay, we have incurred and expect to incur additional costs related to the lease of the AMC-15 satellite.

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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our ESS segment.

As of December 31, 2016 and 2015, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.16 billion and $1.41 billion, respectively.  The decrease is primarily driven by the fixed-term nature of the satellite services agreements with DISH Network.  Of the total contracted revenue backlog as of December 31, 2016, we expect to recognize approximately $365.1 million of revenue in 2017.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, balloons, and High Altitude Platform Systems have begun to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

We continue to selectively explore opportunities to pursue partnerships, joint ventures and strategic acquisitions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	For the Years Ended December 31,		Variance
Statements of Operations Data (1)	2016	2015	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$449,547	$518,853	(69,306)	(13.4)
Services and other revenue - other	1,103,127	1,095,249	7,878	0.7
Equipment revenue - DISH Network	8,840	10,752	(1,912)	(17.8)
Equipment revenue - other	238,279	212,278	26,001	12.2
Total revenue	1,799,793	1,837,132	(37,339)	(2.0)
Costs and Expenses:
Cost of sales - services and other	517,957	525,471	(7,514)	(1.4)
% of Total services and other revenue	33.4%	32.6%
Cost of sales - equipment	204,753	195,537	9,216	4.7
% of Total equipment revenue	82.9%	87.7%
Selling, general and administrative expenses	281,048	276,616	4,432	1.6
% of Total revenue	15.6%	15.1%
Research and development expenses	31,170	26,377	4,793	18.2
% of Total revenue	1.7%	1.4%
Depreciation and amortization	414,133	430,127	(15,994)	(3.7)
Total costs and expenses	1,449,061	1,454,128	(5,067)	(0.3)
Operating income	350,732	383,004	(32,272)	(8.4)
Other Income (Expense):
Interest income	12,598	4,416	8,182	*
Interest expense, net of amounts capitalized	(187,198)	(169,150)	(18,048)	10.7
Loss from partial redemption of debt	—	(5,044)	5,044	(100.0)
Gains (losses) and impairment on marketable investment securities, net	6,995	(12,602)	19,597	*
Other, net	12,353	10,724	1,629	15.2
Total other expense, net	(155,252)	(171,656)	16,404	(9.6)
Income before income taxes	195,480	211,348	(15,868)	(7.5)
Income tax provision, net	(73,759)	(72,364)	(1,395)	1.9
Net income	121,721	138,984	(17,263)	(12.4)
Less: Net income attributable to noncontrolling interests	1,706	1,617	89	5.5
Net income attributable to HSS	$120,015	$137,367	$(17,352)	(12.6)
Other Data:
EBITDA (2)	$782,507	$804,592	$(22,085)	(2.7)
Subscribers, end of period	1,036,000	1,035,000	1,000	0.1
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included on pages 30 and 31 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on page 28. For further information on our use of EBITDA, see “Explanation of Key Metrics and Other Items” on page 31.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $449.5 million for the year ended December 31, 2016, a decrease of $69.3 million, or 13.4%, compared to the same period in 2015.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2016 increased by $4.0 million, or 4.3%, to $98.5 million compared to the same period in 2015.  The increase was primarily attributable to an increase in the average revenue per subscriber as a result of an increase in wholesale subscribers receiving higher end service plans pursuant to our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), partially offset by a decrease in wholesale subscribers.

Services and other revenue — DISH Network from our ESS segment for the year ended December 31, 2016 decreased by $73.9 million, or 17.5%, to $349.6 million compared to the same period in 2015.  The decrease was mainly due to a decrease of $74.1 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015.

Services and other revenue — other.  “Services and other revenue — other” totaled $1.10 billion for the year ended December 31, 2016, an increase of $7.9 million, or 0.7%, compared to the same period in 2015.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2016 increased by $16.7 million, or 1.6%, to $1.05 billion compared to the same period in 2015.  The increase was primarily attributable to an increase of $28.6 million in sales of broadband services to our domestic consumer customers as a result of an increase in retail subscribers and the average revenue per subscriber. This increase was partially offset by a decrease of $10.8 million of broadband services to our international enterprise customers attributable to an unfavorable foreign exchange impact and non-renewal of certain service contracts.

Services and other revenue — other from our ESS segment for the year ended December 31, 2016 decreased by $9.0 million, or 13.4%, to $58.1 million compared to the same period in 2015.  The decrease was primarily attributable to a decrease in sales of transponder services due to a decrease in the number of transponders available for use in providing service as our lease of the AMC-16 satellite ended in February 2016.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $8.8 million for the year ended December 31, 2016, a decrease of $1.9 million, or 17.8%, compared to the same period in 2015.  The decrease in revenue was primarily due to the decrease in the unit sales of broadband equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $238.3 million for the year ended December 31, 2016, an increase of $26.0 million, or 12.2%, compared to the same period in 2015.  The increase was mainly due to an increase of $40.7 million in sales of broadband equipment to our domestic enterprise and government customers, partially offset by a decrease of $14.7 million in revenue from our international and telecom systems customers from our Hughes segment.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $518.0 million for the year ended December 31, 2016, a decrease of $7.5 million, or 1.4%, compared to the same period in 2015.

Cost of sales — services and other from our Hughes segment for the year ended December 31, 2016 decreased by $2.2 million, or 0.5%, to $454.5 million compared to the same period in 2015.  The decrease was primarily attributable to the decrease of Ku-band space segment costs as customers either terminated services or migrated to the Ka-band platform offset by the increase in service costs as a result of the increase in sales of broadband services to our domestic consumer customers.

Cost of sales — services and other from our ESS segment for the year ended December 31, 2016 decreased by $6.0 million, or 8.6%, to $64.2 million compared to the same period in 2015.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service as our lease of the AMC-16 satellite ended in February 2016.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $204.8 million for the year ended December 31, 2016, an increase of $9.2 million, or 4.7%, compared to the same period in 2015.  The increase was primarily attributable to an increase of $20.3 million in equipment costs related to the increase in sales volume of broadband equipment to our domestic enterprise and government customers, partially offset by a decrease of $12.3 million in equipment costs related to the decrease in sales to our international and telecom systems customers from our Hughes segment.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $281.0 million for the year ended December 31, 2016, an increase of $4.4 million, or 1.6%, compared to the same period in 2015.  The increase was mainly due to a $3.8 million increase in marketing and promotional costs in our Hughes segment.

Research and development expenses.  “Research and development expenses” totaled $31.2 million for the year ended December 31, 2016, an increase of $4.8 million, or 18.2%, compared to the same period in 2015.  The increase was related to an increase in research and development expense of $4.8 million in our Hughes segment.  The Company’s research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $414.1 million for the year ended December 31, 2016, a decrease of $16.0 million, or 3.7%, compared to the same period in 2015.  The decrease was primarily related to certain of our fully amortized other intangible assets in our Hughes segment and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment.

Interest income.  “Interest income” totaled $12.6 million for the year ended December 31, 2016, an increase of $8.2 million compared to the same period in 2015.  The increase was primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016 and an increase in yield percentage.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $187.2 million for the year ended December 31, 2016, an increase of $18.0 million, or 10.7%, compared to the same period in 2015.  The increase was mainly attributable to an increase of $38.1 million related to the issuance of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016. The increase was partially offset by an increase in capitalized interest of $14.3 million related to the construction of the EchoStar XIX, EchoStar XXI and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, a decrease of $3.2 million relating to the partial redemption of the outstanding principal amount of HSS’ 6 1/2 Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) in the second quarter of 2015, and a decrease of $2.8 million relating to the accounting impact of two of our satellites that are treated as capital leases.

Loss from partial redemption of debt.  “Loss from partial redemption of debt” totaled zero for the year ended December 31, 2016. In 2015, the $5.0 million loss was related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015 which included a $3.3 million redemption premium and a $1.7 million write off of related unamortized financing costs.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $7.0 million in gains for the year ended December 31, 2016 compared to $12.6 million in losses for the same period in 2015.  The change of $19.6 million was primarily due to an increase of $10.5 million in gains on our trading securities in 2016, an other than temporary impairment loss of $6.1 million on certain strategic equity securities in 2015, and an increase of $3.0 million in realized gains on our securities classified as available-for-sale in 2016.

Other, net.  “Other, net” totaled $12.4 million in income for the year ended December 31, 2016, an increase of $1.6 million, or 15.2%, compared to the same period in 2015.  The increase was primarily related to a $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and an unfavorable foreign exchange impact of $3.7 million in 2015. The increases were partially offset by a decrease of $8.8 million related to a protective put associated with our trading securities in 2016 when compared to the same period in 2015, a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites, and a gain of $1.7 million on the exchange of accounts receivable for certain trading securities in the second quarter of 2015.

Income tax provision, net.  Income tax expense was $73.8 million for the year ended December 31, 2016, an increase of $1.4 million, or 1.9%, compared to the same period in 2015.  Our effective income tax rate was 37.7% for the year ended December 31, 2016, compared to 34.2% for the same period in 2015.  The variation in our current year effective tax rate from the U.S. federal statutory rate was primarily due to state income taxes, partially offset by research and experimentation tax credits and valuation allowances.  The variation in our effective tax rate from the U.S. federal statutory rate for the same period in 2015 was primarily due to research and experimentation tax credits.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Net income attributable to HSS.  Net income attributable to HSS was $120.0 million for the year ended December 31, 2016, a decrease of $17.4 million, or 12.6%, compared to the same period in 2015.  The decrease was primarily due to (i) a decrease of $39.0 million in gross margin, which we define as total revenue less total cost of sales, (ii) an increase of $38.1 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (iii) an increase in research and development expense of $4.8 million, (iv) a decrease of $8.8 million related to a protective put associated with our trading securities in 2016 when compared to the same period in 2015, (v) $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015, (vi) an increase of $4.4 million in selling, general and administrative expense and (vii) an increase in income tax expense of $1.4 million in 2016. The decreases were partially offset by (i) an increase of $19.6 million in gains on marketable investments, net, (ii) a decrease of $16.0 million in depreciation and amortization expense related to certain of our fully amortized other intangible assets in our Hughes segment and the fully depreciated EchoStar IX satellite as of October 2015 in our ESS segment, (iii) higher capitalized interest of $14.3 million related to the construction of the EchoStar XIX, EchoStar XXI and EchoStar 105/SES-11 satellites, and payments for satellite services on the EUTELSAT 65 West A and 63 West satellites, (iv) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees which was reversed in the first quarter of 2016, (v) an increase of $8.2 million in interest income primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016 and an increase in yield percentage, (vi) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, (vii) an unfavorable foreign exchange impact of $3.7 million in 2015 and (viii) a decrease in interest expense of $3.2 million relating to the partial redemption of the outstanding principal amount of the 2019 Senior Secured Notes in the second quarter of 2015.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $782.5 million for the year ended December 31, 2016, a decrease of $22.1 million, or 2.7%, compared to the same period in 2015.  The decrease was primarily due to (i) a decrease of $39.0 million in gross margin, (ii) a decrease of $8.8 million related to a protective put associated with our trading securities in 2016 when compared to the same period in 2015, (iii) an increase of $4.8 million related to research and development, (iv) a $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites and (v) an increase of $4.4 million in selling, general and administrative expense. The decreases were partially offset by (i) an increase of $19.6 million in gains (losses) on marketable investments, net, (ii) $13.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (iii) a $5.0 million loss related to the partial redemption of the 2019 Senior Secured Notes in the second quarter of 2015, and (iv) an unfavorable foreign exchange impact of $3.7 million in 2015. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Net income	$121,721	$138,984	$(17,263)	(12.4)

Interest income and expense, net	174,600	164,734	9,866	6.0
Income tax provision	73,759	72,364	1,395	1.9
Depreciation and amortization	414,133	430,127	(15,994)	(3.7)
Net income attributable to noncontrolling interests	(1,706)	(1,617)	(89)	5.5
EBITDA	$782,507	$804,592	$(22,085)	(2.7)

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2016
Total revenue	$1,392,361	$407,660	$(228)	$1,799,793
Capital expenditures	$322,362	$58,925	$—	$381,287
EBITDA	$427,802	$339,496	$15,209	$782,507

For the Year Ended December 31, 2015
Total revenue	$1,347,340	$490,591	$(799)	$1,837,132
Capital expenditures	$285,499	$101,215	$—	$386,714
EBITDA	$396,684	$412,607	$(4,699)	$804,592

Hughes Segment

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$1,392,361	$1,347,340	$45,021	3.3
Capital expenditures	$322,362	$285,499	$36,863	12.9
EBITDA	$427,802	$396,684	$31,118	7.8

Revenue

Hughes segment total revenue for the year ended December 31, 2016 increased by $45.0 million, or 3.3%, compared to the same period in 2015.  The increase was primarily due to an increase of $40.7 million in sales of broadband equipment to our domestic enterprise and government customers and an increase of $28.6 million in sales of broadband services to our domestic consumer customers.  These increases were partially offset by a decrease of $25.5 million in revenue of broadband equipment and services to our international and telecom systems customers.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2016 increased by $36.9 million, or 12.9%, compared to the same period in 2015, primarily due to an increase in expenditures on the 63 West satellite. The increase was partially offset by a decrease in capital expenditures on satellite ground infrastructures related to the EchoStar XIX and EchoStar XXI satellites. Capital expenditures associated with the construction and launch of the EchoStar XIX satellite are included in “All Other and Eliminations” in our segment reporting.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2016 was $427.8 million, an increase of $31.1 million, or 7.8%, compared to the same period in 2015.  The increase was primarily attributable to a $37.9 million increase in total gross margin and an unfavorable foreign exchange impact of $3.6 million in 2015. These increases were partially offset by an increase of $4.8 million in research and development expenses and an increase of $3.8 million in marketing and promotional costs.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Total revenue	$407,660	$490,591	$(82,931)	(16.9)
Capital expenditures	$58,925	$101,215	$(42,290)	(41.8)
EBITDA	$339,496	$412,607	$(73,111)	(17.7)

Revenue

ESS segment total revenue for the year ended December 31, 2016 decreased by $82.9 million, or 16.9%, compared to the same period in 2015, primarily due to a decrease of $74.1 million in revenue as a result of the termination of the satellite services provided to DISH Network from the EchoStar I and EchoStar VIII satellites effective in November 2015 and a decrease of $9.0 million primarily attributable to a decrease in sales of transponder services.

Capital Expenditures

ESS segment capital expenditures for the year ended December 31, 2016 decreased by $42.3 million, or 41.8%, compared to the same period in 2015, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the year ended December 31, 2016 was $339.5 million, a decrease of $73.1 million, or 17.7%, compared to the same period in 2015.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $76.9 million in gross margin and $4.5 million non-recurring reduction of the capital lease obligation for the AMC-15 and AMC-16 satellites recorded in the first quarter of 2015 as a result of anomalies that previously affected the operation of these satellites. The decrease in EBITDA was partially offset by $7.5 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax provision, net,” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP. This non-GAAP measure is reconciled to “Net income” in our discussion of “Results of Operations” above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2016, our cash, cash equivalents and current marketable investment securities had a fair value of $2.26 billion. Of this amount, a total of $2.25 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $2.25 billion as of December 31, 2016, a hypothetical 10% change in average interest rates during 2016 would not have a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2016 of 0.9%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2016 would have an insignificant impact to our annual interest income.

Investments in Unconsolidated Entities

As of December 31, 2016, we had $42.6 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would result in a decrease of approximately $4.3 million in the value of these investments.

Our ability to realize value from our strategic investments in companies that are privately held depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2016, we had $30.9 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $3.4 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of December 31, 2016. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would be an estimated loss to the cumulative translation adjustment of $29.6 million as of December 31, 2016.

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2017.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2016.  EchoStar Corporation’s (“EchoStar”) board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if EchoStar’s board of directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2016 and 2015.

	For the Years Ended December 31,
	2016	2015
Audit fees (1)	$1,651,744	$1,542,559
Audit-related fees (2)	90,171	25,832
Total audit and audited related fees	1,741,915	1,568,391
Tax fees (3)	22,875	29,206
Total fees	$1,764,790	$1,597,597

(1)
Consists of fees paid by us for the audit of our and our subsidiaries’ consolidated financial statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with statutory audits of our foreign subsidiaries.

(2)
Consists of fees paid by us and our subsidiaries for the audit of financial statements and certain fees for other services that are normally provided by the accountant in connection with the issuance of consents, comfort letter, and certifications, compliance with XBRL tagging, and professional consultations with respect to accounting issues or matters that are non-recurring in nature.

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

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  Fees paid by us to KPMG LLP for services rendered in 2016 and 2015 were pre-approved by EchoStar’s Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

Exhibit No.	Description
2.1*
Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed February 15, 2011, Commission File No. 1-33040).****

3.1(a)*
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

3.1(d)*
Articles of Amendment of Hughes Satellite Systems Corporation, dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-K of Hughes Satellite Systems Corporation for the year ended December 31, 2013, filed February 21, 2014, Commission File No. 333-179121).

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

Exhibit No.	Description
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

Exhibit No.	Description

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

10.19*
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

10.21*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed June 22, 2006, (Commission File No. 000-51784)). **

10.22*
Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc., for the quarter ended June 30, 2009, filed August 7, 2009 (File No. 001-33040)).***

Exhibit No.	Description

10. 23*
Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc., for the quarter ended June 30, 2010, filed August 4, 2010 (File No. 333-138009)).***

10.24*
Employment Agreement, dated as of April 23, 2005 by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc., filed December 5, 2005 (File No. 333-130136)).**

10.25*
Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Hughes Communications, Inc., filed March 7, 2011 (File No. 001-33040)).**

10.26*
First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.37 to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2012, filed February 20, 2013, File No. 333-179121).***

10.27*
Transaction Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, Alpha Company LLC, DISH Network, L.L.C., DISH Operating L.L.C. and EchoStar XI Holding L.L.C. (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).***

10.28*
Investor Rights Agreement, dated as of February 20, 2014, by and among EchoStar Corporation, Hughes Satellite Systems Corporation, DISH Operating L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of EchoStar Corporation, filed May 9, 2014, Commission File No. 001-33807).***

10.29*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.30*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.31 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.31*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.32 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.32*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) (incorporated by reference to Exhibit 10.33 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.33*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2014) (incorporated by reference to Exhibit 10.34 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.34*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2014) (incorporated by reference to Exhibit 10.35 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

Exhibit No.	Description
10.35*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011) (incorporated by reference to Exhibit 10.36 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121).**

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

Item 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President,
Chief Financial Officer,
Chief Operating Officer, and
Treasurer

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2017
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,	February 24, 2017
David J. Rayner	Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	February 24, 2017
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	February 24, 2017
Dean A. Manson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hughes Satellite Systems Corporation:

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Satellite Systems Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado
February 24, 2017

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$2,070,964	$382,990
Marketable investment securities, at fair value	187,923	253,343
Trade accounts receivable, net of allowance for doubtful accounts of $12,752 and $11,447, respectively	182,512	139,510
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	19,323	21,258
Inventory	62,638	48,797
Prepaids and deposits	34,505	38,222
Advances to affiliates, net	110,452	47,387
Other current assets	11,809	13,273
Total current assets	2,680,126	944,780
Noncurrent Assets:
Restricted cash and cash equivalents	11,820	20,140
Property and equipment, net of accumulated depreciation of $2,503,187 and $2,138,642, respectively	2,294,726	2,265,402
Regulatory authorizations	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	80,734	115,420
Investments in unconsolidated entities	42,560	41,481
Other noncurrent assets, net	295,737	208,225
Total noncurrent assets	3,701,408	3,626,499
Total assets	$6,381,534	$4,571,279
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$106,416	$97,667
Current portion of long-term debt and capital lease obligations	32,984	30,284
Advances from affiliates, net	598	3,773
Deferred revenue and prepayments	59,989	57,493
Accrued interest	46,255	8,310
Accrued compensation	33,457	31,932
Accrued expenses and other	80,612	83,501
Total current liabilities	360,311	312,960
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,622,463	2,154,988
Deferred tax liabilities, net	528,462	452,350
Advances from affiliates	31,968	25,283
Other noncurrent liabilities	83,307	84,058
Total noncurrent liabilities	4,266,200	2,716,679
Total liabilities	4,626,511	3,029,639
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $0.001 par value; 300 shares authorized, 81.128 shares issued and outstanding at each of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding at each of December 31, 2016 and 2015	—	—
Additional paid-in capital	1,516,199	1,417,748
Accumulated other comprehensive loss	(60,719)	(54,116)
Accumulated earnings	286,713	166,698
Total HSS shareholders’ equity	1,742,193	1,530,330
Noncontrolling interests	12,830	11,310
Total shareholders’ equity	1,755,023	1,541,640
Total liabilities and shareholders’ equity	$6,381,534	$4,571,279
The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Services and other revenue - DISH Network	$449,547	$518,853	$487,985
Services and other revenue - other	1,103,127	1,095,249	1,077,101
Equipment revenue - DISH Network	8,840	10,752	31,943
Equipment revenue - other	238,279	212,278	210,948
Total revenue	1,799,793	1,837,132	1,807,977
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	517,957	525,471	535,918
Cost of sales - equipment (exclusive of depreciation and amortization)	204,753	195,537	209,022
Selling, general and administrative expenses	281,048	276,616	264,610
Research and development expenses	31,170	26,377	20,192
Depreciation and amortization	414,133	430,127	452,138
Total costs and expenses	1,449,061	1,454,128	1,481,880
Operating income	350,732	383,004	326,097
Other Income (Expense):
Interest income	12,598	4,416	3,234
Interest expense, net of amounts capitalized	(187,198)	(169,150)	(191,258)
Loss from partial redemption of debt	—	(5,044)	—
Gains (losses) on marketable investment securities, net	6,995	(6,463)	(32)
Other-than-temporary impairment loss on available-for-sale securities	—	(6,139)	—
Equity in earnings of unconsolidated affiliate	9,444	8,502	5,121
Other, net	2,909	2,222	(485)
Total other expense, net	(155,252)	(171,656)	(183,420)
Income before income taxes	195,480	211,348	142,677
Income tax provision, net	(73,759)	(72,364)	(40,095)
Net income	121,721	138,984	102,582
Less: Net income attributable to noncontrolling interests	1,706	1,617	1,389
Net income attributable to HSS	$120,015	$137,367	$101,193
Comprehensive Income:
Net income	$121,721	$138,984	$102,582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,377)	(25,012)	(8,789)
Unrealized gains (losses) on available-for-sale securities and other	1,584	(4,202)	(4,182)
Recognition of other-than-temporary loss on available-for-sale securities in net income	—	6,139	—
Recognition of realized (gains) losses on available-for-sale securities in net income	(2,996)	(15)	32
Total other comprehensive loss, net of tax	(6,789)	(23,090)	(12,939)
Comprehensive income	114,932	115,894	89,643
Less: Comprehensive income attributable to noncontrolling interests	1,520	1,297	1,152
Comprehensive income attributable to HSS	$113,412	$114,597	$88,491

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Income/ (Deficit)	Noncontrolling Interests	Total
Balance, January 1, 2014	$1,106,463	$(18,644)	$(71,862)	$8,861	$1,024,818
Stock-based compensation	3,152	—	—	—	3,152
Issuance of Hughes Retail Preferred Tracking Stock (Note 3)	252,990	—	—	—	252,990
Other	(1,006)	—	—	—	(1,006)
Net income	—	—	101,193	1,389	102,582
Foreign currency translation adjustment	—	(8,552)	—	(237)	(8,789)
Unrealized losses on available-for-sale securities, net and other	—	(4,150)	—	—	(4,150)
Balance, December 31, 2014	1,361,599	(31,346)	29,331	10,013	1,369,597
Stock-based compensation	5,204	—	—	—	5,204
Transfer of EchoStar XXI launch service contract from EchoStar to HNS	52,250	—	—	—	52,250
Other	(1,305)	—	—	—	(1,305)
Net income	—	—	137,367	1,617	138,984
Foreign currency translation adjustment	—	(24,692)	—	(320)	(25,012)
Unrealized gains and other-than-temporary impairment loss on available-for-sale securities, net and other	—	1,922	—	—	1,922
Balance, December 31, 2015	1,417,748	(54,116)	166,698	11,310	1,541,640
Stock-based compensation	4,822	—	—	—	4,822
Transfer of EchoStar XXIII launch service contract from EchoStar to HNS	70,300	—	—	—	70,300
Contributions to fund EchoStar XXI launch service contract from EchoStar to HNS	23,750	—	—	—	23,750
Other	(421)	—	—	—	(421)
Net income	—	—	120,015	1,706	121,721
Foreign currency translation adjustment	—	(5,191)	—	(186)	(5,377)
Unrealized losses on available-for-sale securities, net and other	—	(1,412)	—	—	(1,412)
Balance, December 31, 2016	$1,516,199	$(60,719)	$286,713	$12,830	$1,755,023

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$121,721	$138,984	$102,582
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	414,133	430,127	452,138
Amortization of debt issuance costs	6,551	6,042	5,813
Loss from partial redemption of debt	—	5,044	—
Losses (gains) and impairment on marketable investment securities, net	(6,995)	12,602	32
Equity in earnings of unconsolidated affiliate	(9,444)	(8,502)	(5,121)
Stock-based compensation	4,822	5,204	3,152
Deferred tax provision	70,901	68,011	33,492
Dividends received from unconsolidated entity	10,000	—	2,400
Proceeds from sale of trading securities	7,140	380	17,053
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(39,092)	(20,873)	(20,061)
Advances to and from affiliates, net	(67,579)	(67,940)	8,057
Trade accounts receivable - DISH Network	1,935	(2,009)	48,842
Inventory	(13,221)	1,941	4,883
Other current assets	298	(9,894)	(4,061)
Trade accounts payable	9,429	2,598	610
Accrued expenses and other	30,603	7,181	12,624
Changes in noncurrent assets and noncurrent liabilities, net	14,233	8,038	(8,543)
Other, net	10,436	(1,444)	(320)
Net cash flows from operating activities	565,871	575,490	653,572
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(396,730)	(208,821)	(509,814)
Sales and maturities of marketable investment securities	452,446	355,202	234,970
Expenditures for property and equipment	(381,287)	(386,714)	(247,341)
Changes in restricted cash and cash equivalents	8,320	(2,488)	(2,538)
Payment for EchoStar XXI launch services	(23,750)	(11,875)	—
Expenditures for externally marketed software	(23,252)	(22,327)	(22,955)
Other, net	(1,636)	(10)	(35)
Net cash flows from investing activities	(365,889)	(277,033)	(547,713)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	—	—
Payments of debt issuance costs	(7,097)	—	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	(113,300)	—
Repayment of debt and capital lease obligations	(31,669)	(39,441)	(59,835)
Net proceeds from issuance of Hughes Retail Preferred Tracking Stock (Note 3)	—	—	10,601
Advances from affiliates	6,982	20,002	—
Capital contribution from EchoStar	23,750	—	—
Other, net	(4,157)	(5,154)	107
Net cash flows from financing activities	1,487,809	(137,893)	(49,127)
Effect of exchange rates on cash and cash equivalents	183	(3,131)	5,116
Net increase in cash and cash equivalents	1,687,974	157,433	61,848
Cash and cash equivalents, beginning of period	382,990	225,557	163,709
Cash and cash equivalents, end of period	$2,070,964	$382,990	$225,557

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$172,029	$178,363	$186,503
Capitalized interest	$30,202	$15,852	$2,168
Cash paid for income taxes	$4,796	$4,783	$8,577
Property and equipment financed under capital lease obligations	$1,130	$673	$1,535
Increase in capital expenditures included in accounts payable, net	$1,175	$4,694	$4,377
Reduction of capital lease obligation for AMC-15 and AMC-16 satellites	$—	$4,500	$—
Net noncash assets received in connection with Tracking Stock Transaction (Note 3)	$—	$—	$375,287
Transfer of launch contracts from EchoStar to HNS	$70,300	$52,250	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband services for home and small office customers. We deliver innovative network technologies, managed services, and various communications solutions for enterprise and government customers.

On January 31, 2017, our parent company EchoStar Corporation (“EchoStar”) and certain subsidiaries of EchoStar, including certain subsidiaries of the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation and certain of its subsidiaries. The Share Exchange Agreement provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock and HSS Tracking Stock in exchange for 100% of the equity interests of certain subsidiaries of EchoStar that will hold its EchoStar Technologies businesses (collectively, the “Share Exchange”). Following consummation of the Share Exchange, the HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect.

Prior to consummation of the Share Exchange, EchoStar is required to complete steps necessary for the transferring assets and liabilities that are being assumed by DISH Network Corporation and its subsidiaries to be owned by the transferring entities and their respective subsidiaries. As part of these steps, subsidiaries of EchoStar that currently own EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services (the “Uplinking Businesses”) and related assets and liabilities will be contributed to EB Corp in consideration for additional shares of the Company’s common stock that will be issued to a subsidiary of EchoStar. Certain data center assets within the Uplinking Businesses will not be included in the Share Exchange and after consummation of the Share Exchange will continue to be owned by our subsidiaries and will be pledged as collateral to support our obligations under the Indentures (as defined below).

The Share Exchange is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction of those conditions at such time), but no earlier than February 28, 2017. The closing conditions to the transaction involving third parties or governmental approvals have been satisfied (other than those that by their nature are to be satisfied at the closing). While we currently expect the Share Exchange to be consummated on or about February 28, 2017, no assurance can be given that the Share Exchange will be consummated on the terms or within the time frame disclosed, or at all.
See Note 18 for further discussion of the Share Exchange transaction and Note 3 for more information regarding the tracking stock.
We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband services to home and small office customers and network technologies, managed services and communication solutions to domestic and international consumers and enterprise and government customers. The Hughes segment also provides managed services, hardware, and satellite services to large enterprises and government customers, and designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”), a joint venture that EchoStar entered into in 2008, United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for several satellites owned by third parties.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Gains and losses resulting from re-measurement of monetary assets and liabilities denominated in foreign currencies into the functional currency are recognized in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  We recognized net foreign currency transaction gains of $0.1 million for the year ended December 31, 2016 and losses of $3.6 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2016 and 2015 primarily consisted of money market funds, government bonds, corporate notes, and commercial paper. The amortized cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available for sale, except in uncommon instances where we have designated certain securities as trading securities. We report all marketable investment securities at fair value in our consolidated balance sheets. We recognize periodic changes in the fair value of trading securities and realized gains and losses on sale of available-for-sale securities in “Gains (losses) on marketable investment securities,” a component of net income, in our consolidated statements of operations and comprehensive income (loss). For available-for-sale securities, we recognize periodic changes in the difference between fair value and amortized cost in other comprehensive income (loss). Realized gains and losses upon sale of available-for-sale securities are reclassified from other comprehensive income (loss) and recognized in net income on the trade date. We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities. Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net,” respectively, in our consolidated statements of operations and comprehensive income (loss). Dividend income is recognized on the ex-dividend date.

We evaluate our available-for-sale securities portfolio on a quarterly basis to determine whether declines in the fair value of these securities are other than temporary. Our evaluation consists of reviewing, among other things:

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

Declines in the fair value of available-for-sale securities that are determined to be other than temporary are reclassified from other comprehensive income (loss) and recognized in net income, thus establishing a new cost basis for the investment.

Investments in Unconsolidated Entities — Cost and Equity Method

We use the equity method to account for equity investments in entities that we do not control but have the ability to significantly influence the operating decisions of the investee. We use the cost method when we do not have the ability to significantly influence the operating decisions of the investee.

Generally, our equity investments accounted for using either the equity method or cost method are not publicly traded and it is not practicable to regularly estimate the fair value of such investments. We evaluate these equity investments on a quarterly basis to determine whether an event or changes in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, and the impairment is other than temporary, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in net income.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Generally, equity method investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings of unconsolidated affiliate” in our consolidated statements of operations and comprehensive income (loss).  The carrying amount of our investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the statement of operations and include the intra-entity profit eliminations within “Equity in earnings of unconsolidated affiliate.”

Accounts Receivable

We estimate allowances for uncollectible accounts receivable based upon past collection experience and consideration of other relevant factors. Past experience may not be indicative of future collections and therefore additional adjustments could be recognized in the future to reflect differences between estimated and actual collections.

Inventory

Inventory is stated at the lower of cost, determined using the FIFO method, or net realizable value. Cost of inventory consists primarily of materials, direct labor and indirect overhead incurred in the procurement and manufacturing of our products. We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories. We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items. We recognize losses within operating income when we determine that the cost of inventory and commitments to purchase inventory exceed net realizable value.

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

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets held and used in operations, the asset is not recoverable if the carrying amount of the asset exceeds its undiscounted estimated future net cash flows. When an asset is not recoverable, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in net income. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist. Our goodwill as of December 31, 2016 and 2015 is assigned to reporting units of our Hughes segment. We test Hughes goodwill for impairment in the second fiscal quarter. There are two steps to the goodwill impairment test. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. We typically estimate fair value of the reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates (Level 3 inputs). If the reporting unit’s carrying amount exceeds its estimated fair value, it is necessary to perform the second step of the impairment test, which compares the implied fair value of reporting unit goodwill with the carrying amount of such goodwill to determine the amount of impairment loss. We may bypass the two-step goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Income Taxes

We are included in the consolidated federal income tax return of EchoStar. We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future. We determine deferred tax assets and liabilities separately for each taxing jurisdiction and report the net amount for each jurisdiction as a noncurrent asset or liability in our consolidated balance sheets.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the years ended December 31, 2016 or 2015.

As of December 31, 2016 and 2015, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements, as the markets for such debt securities are less active. Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value. Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities.

Fair values for our 2019 Senior Secured Notes, 2021 Senior Unsecured Notes and 2026 Notes (see Note 10) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of December 31, 2016 and 2015, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $74.1 million and $79.3 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Revenue Recognition

Revenue from the sale of equipment and services generally is recognized when persuasive evidence of an arrangement exists, prices are fixed or determinable, collectibility is reasonably assured, and the goods have been delivered or services have been rendered. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Revenue from equipment sales generally is recognized upon shipment to customers. Revenue from recurring services generally is recognized ratably over the service term. Upfront fees collected in connection with services to consumer subscribers in our Hughes segment are deferred and recognized as revenue over the estimated subscriber life. We may offer rebates to qualifying new consumer subscribers in our Hughes segment. We reduce related revenue at inception of the subscriber contract based on an estimate of the number of rebates that will be redeemed. Our estimates are based on historical experience and actual sales during the promotion. Services and other revenue includes revenue from leases of satellite capacity and equipment. We typically determine based on applicable criteria that our leasing arrangements are operating leases and recognize related revenue on a straight-line basis over the lease term.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debt Issuance Costs

Costs of issuing debt generally are deferred and amortized utilizing the effective interest method with amortization included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss). We report unamortized debt issuance costs as a reduction of the related long-term debt in our consolidated balance sheets.

Cost of Sales — Services and Equipment

Cost of sales - services primarily consists of costs of digital broadcast operations, satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the services provided. Costs of sales - services generally are charged to expense as incurred. Cost of sales - equipment primarily consists of inventory costs, including freight and royalties. Cost of sales - equipment generally is recognized as products are delivered to customers and related revenue is recognized.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customer’s orders of approximately $23.7 million, $19.6 million and $25.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  In addition, we incurred other research and development expenses of approximately $31.2 million, $26.4 million and $20.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of December 31, 2016 and 2015, the net carrying amount of externally marketed software was $76.3 million and $62.8 million, respectively, of which $50.1 million and $32.6 million, respectively, is under development and not yet placed in service.  We capitalized costs related to the development of externally marketed software of $23.3 million, $22.4 million and $23.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We recorded amortization expense relating to the development of externally marketed software of $9.7 million, $8.4 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The weighted average useful life of our externally marketed software was approximately three years as of December 31, 2016.

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” in our consolidated statements of operations and comprehensive income (loss). We incurred advertising expense of $43.9 million, $44.2 million and $45.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). It outlines a single comprehensive model, codified in Topic 606 of the FASB Accounting Standards Codification, for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  In August 2015, the FASB issued ASU No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year. As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods. The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In January 2017, the FASB issued ASU No. 2016-20, Technical Corrections to Topic 606, which clarifies, but does not fundamentally change, certain aspects of the new revenue standard. We have not selected the transition method that we will apply upon adoption. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and existing standards.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and required a retrospective approach to adoption. We adopted ASU 2015-03 in the first quarter of 2016. Upon adoption, we presented unamortized debt issuance cost previously reported in “Other noncurrent assets, net” with a carrying amount of $31.3 million as of December 31, 2015, as a reduction of our “Long-term debt and capital lease obligations, net of unamortized debt issuance costs.”

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This standard clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows, along with other cash-flow-related issues. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted, which must apply the guidance retrospectively to all periods presented. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and to be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will apply this new accounting standard in future periods if we determine that the carrying amount of any reporting units including goodwill exceeds fair value of the reporting unit.

Note 3.    Hughes Retail Preferred Tracking Stock

On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement. The Share Exchange Agreement provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock (as defined below) and HSS Tracking Stock (as defined below) in exchange for 100% of the equity interests of certain subsidiaries of EchoStar that will hold its EchoStar Technologies businesses. Following consummation of the Share Exchange, the EchoStar Tracking Stock and HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. See Note 18 for further discussion of the Share Exchange.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Satellite and Tracking Stock Transaction

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network pursuant to which, effective March 1, 2014, (i) EchoStar issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “EchoStar Tracking Stock”) and HSS issued shares of its newly authorized Hughes Retail Preferred Tracking Stock (the “HSS Tracking Stock” and together with the EchoStar Tracking Stock, the “Tracking Stock”) to DISH Network in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH Network began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  Immediately upon receipt of net assets (consisting of two of the five satellites and related in-orbit incentive obligations) from DISH Network in exchange for EchoStar Tracking Stock, EchoStar transferred such net assets to us.  The Tracking Stock tracks the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”).  The Satellite and Tracking Stock Transaction was consistent with the long-term strategy of the Company to increase the scale of its satellite services business, which provides high-margin revenues, while continuing to benefit from the growth of the satellite broadband business.  As a result of the additional satellites received in the Satellite and Tracking Stock Transaction, HSS increased short-term cash flow that it believes has better positioned it to achieve its strategic objectives.

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

We provide unaudited attributed financial information for HRG and the HSSC Group in an exhibit to our periodic reports on Form 10-Q and Annual Report on Form 10-K.  Set forth below is information about certain terms of the Tracking Stock and the initial recording of the Satellite and Tracking Stock Transaction in our consolidated financial statements, as well as the purpose and effect of the transaction on the Company.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The HSS Tracking Stock is a series of HSS preferred stock consisting of 300 authorized shares with a par value of $0.001 per share, of which 81.128 shares were issued to DISH Network on March 1, 2014.  The EchoStar Tracking Stock is a series of EchoStar preferred stock consisting of 13,000,000 authorized shares with a par value of $0.001 per share, of which 6,290,499 shares were issued to DISH Network on March 1, 2014.  As of December 31, 2016, DISH Network held 6.3% and 7.5% of the aggregate number of outstanding shares of EchoStar and HSS capital stock, respectively.

Holders of shares of the Tracking Stock vote with holders of the outstanding shares of common stock of its respective issuer, as a single class, with respect to any and all matters presented to stockholders for their action or consideration.  Each share of the Tracking Stock is entitled to one tenth (1/10th) of one vote.  In the event of a liquidation of HSS, holders of shares of HSS common stock and HSS Tracking Stock are entitled to receive their respective proportionate interests in the net assets of HSS, if any, remaining for distribution upon liquidation, pro rata based upon the aggregate market value of outstanding shares of HSS Tracking Stock as compared to the aggregate market value of outstanding shares of HSS common stock.  Market values of HSS Tracking Stock and HSS common stock are to be determined by an independent appraisal to the extent such shares are not then listed or quoted on any U.S. national or regional securities exchange or quotation system.

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

Investor Rights Agreement

In connection with the Satellite and Tracking Stock Transaction, EchoStar, HSS and DISH Network entered into an agreement (the “Investor Rights Agreement”) setting forth certain rights and obligations of the parties with respect to the Tracking Stock. Among other provisions, the Investor Rights Agreement provides: (i) certain information and consultation rights for DISH Network; (ii) certain transfer restrictions on the Tracking Stock and certain rights and obligations to offer and sell under certain circumstances (including a right of first offer in favor of EchoStar), an obligation to sell the Tracking Stock to us in connection with a change of control of DISH Network and a right to require us to repurchase the Tracking Stock in connection with a change of control of EchoStar, in each case subject to certain terms and conditions; (iii) certain protective covenants afforded to holders of the Tracking Stock; and (iv) a requirement for EchoStar to establish a holding company subsidiary (an “HRG Holding Company”) that is directly or indirectly wholly owned by EchoStar and that will hold the Hughes Retail Group.

In addition, the Investor Rights Agreement provides that DISH Network may, at any time on or after September 1, 2016, require EchoStar to use its commercially reasonable efforts to register some or all of the outstanding shares of the Tracking Stock under the Securities Act of 1933, as amended, subject to certain terms and conditions (including our right, upon the receipt of a demand for registration, to offer to repurchase all of the Tracking Stock). In connection with any demand for registration, DISH Network may require any outstanding shares of the HSS Tracking Stock to be exchanged for shares of the EchoStar Tracking Stock with an equivalent economic interest in the Hughes Retail Group. In the event that a registration of shares of Tracking Stock is effected, EchoStar is required to use its reasonable best efforts to amend the terms of the Tracking Stock so that the Tracking Stock will be convertible or exchangeable for shares of EchoStar Class A common stock with equivalent market value.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Initial Recording of the Satellite and Tracking Stock Transaction

HSS, EchoStar and DISH Network are entities under common control.  In accordance with accounting principles that apply to transfers of assets between entities under common control, HSS recorded the net assets received from DISH Network in the Satellite and Tracking Stock Transaction (directly or indirectly through EchoStar) at their historical carrying amounts as reflected in DISH Network’s consolidated financial statements as of February 28, 2014, the day prior to the effective date of the Satellite and Tracking Stock Transaction.  DISH Network transferred the EchoStar I, EchoStar VII, and EchoStar X satellites to HSS and transferred the EchoStar XI and EchoStar XIV satellites to EchoStar.  All of the net assets received by EchoStar as part of the Satellite and Tracking Stock Transaction were immediately transferred to HSS and are being used by our EchoStar Satellite Services segment.  The historical carrying amounts of net assets transferred to HSS, inclusive of the net assets received by EchoStar at the date of transfer were as follows:

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

Accumulated other comprehensive loss includes cumulative foreign currency translation losses of $59.0 million, $53.8 million and $29.2 million as of December 31, 2016, 2015 and 2014, respectively.

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Consolidated Statements of Operations	For the Years Ended December 31,
		2016	2015	2014
		(In thousands)
Recognition of realized gains (losses) on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$(2,996)	$(15)	$32
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	6,139	—
Total reclassifications, net of tax and noncontrolling interests		$(2,996)	$6,124	$32

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains (losses) on marketable investment securities, net” in our consolidated statements of operations and comprehensive income (loss).

(2)	We recorded other-than-temporary impairment losses on shares of certain common stock included in our strategic equity securities.

Note 5.    Investment Securities

Our marketable investment securities and investments in unconsolidated entities consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$164,619	$228,770
Strategic equity securities	10,309	18,297
Other	12,995	6,276
Total marketable investment securities—current	187,923	253,343
Investments in unconsolidated entities—noncurrent:
Cost method	15,438	15,438
Equity method	27,122	26,043
Total investments in unconsolidated entities—noncurrent	42,560	41,481
Total marketable investment securities and investments in unconsolidated entities	$230,483	$294,824

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016 and 2015, our strategic equity securities included shares of common stock of one of our customers that we received in satisfaction of certain milestone payments that were required to be paid to us under an existing long-term contract.  “Gains (losses) on marketable investment securities, net” for the years ended December 31, 2016 and 2015 included gains of $0.6 million and losses of $6.5 million, respectively, related to trading securities that we held as of December 31, 2016

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and 2015, respectively.  The fair values of our trading securities were $7.2 million and $10.3 million as of December 31, 2016 and 2015, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of December 31, 2016
Debt securities:
Corporate bonds	$164,563	$94	$(38)	$164,619
Other	12,994	1	—	12,995
Equity securities - strategic	4,834	—	(1,724)	3,110
Total available-for-sale securities	$182,391	$95	$(1,762)	$180,724
As of December 31, 2015
Debt securities:
Corporate bonds	$229,004	$2	$(236)	$228,770
Other	6,279	—	(3)	6,276
Equity securities - strategic	8,037	—	(82)	7,955
Total available-for-sale securities	$243,320	$2	$(321)	$243,001

As of December 31, 2016, restricted and non-restricted available-for-sale securities included debt securities of $177.6 million with contractual maturities of one year or less and zero with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of December 31,
	2016		2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$62,473	$(1,760)	$148,629	$(268)
12 months or more	1,571	(2)	67,751	(53)
Total	$64,044	$(1,762)	$216,380	$(321)

Sales of Available-for-Sale Securities

We recognized gains from the sales of our available-for-sale securities of $3.0 million for the year ended December 31, 2016, and de minimis gains for each of the years ended December 31, 2015 and 2014. We recognized de minimis losses from the sales of our available-for-sale securities for each of the years ended December 31, 2016, 2015 and 2014.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Proceeds from sales of our available-for-sale securities totaled $20.1 million, $21.4 million and $42.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2016 and 2015, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2016			2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$1,991,949	$14,011	$1,977,938	$303,152	$213	$302,939
Debt securities:
Corporate bonds	$164,619	$—	$164,619	$228,770	$—	$228,770
Other	12,995	—	12,995	6,276	—	6,276
Equity securities - strategic	10,309	10,309	—	18,297	18,297	—
Total marketable investment securities	$187,923	$10,309	$177,614	$253,343	$18,297	$235,046

Investments in Unconsolidated Entities — Noncurrent

We have a few strategic investments in certain non-publicly traded equity securities that are accounted for using either the equity or the cost method of accounting. Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

We recorded cash distributions from one of these investments accounted for using the equity method of $10.0 million, zero and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our consolidated statements of cash flows.

Note 6.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Trade accounts receivable	$159,094	$127,946
Contracts in process, net	36,170	23,011
Total trade accounts receivable	195,264	150,957
Allowance for doubtful accounts	(12,752)	(11,447)
Trade accounts receivable - DISH Network	19,323	21,258
Total trade accounts receivable, net	$201,835	$160,768

As of December 31, 2016 and 2015, progress billings offset against contracts in process amounted to $14.6 million and $2.9 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7.    Inventory

Our inventory consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Finished goods	$49,773	$39,642
Raw materials	6,678	5,280
Work in process	6,187	3,875
Total inventory	$62,638	$48,797

Note 8.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of December 31,
		2016	2015
		(In thousands)
Land	—	$13,273	$12,055
Buildings and improvements	1 - 30	79,765	73,949
Furniture, fixtures, equipment and other	1 - 12	430,078	371,889
Customer rental equipment	2 - 4	689,579	588,430
Satellites - owned	2 - 15	2,381,120	2,381,120
Satellites acquired under capital leases	10 - 15	781,761	665,518
Construction in progress	—	422,337	311,083
Total property and equipment		4,797,913	4,404,044
Accumulated depreciation		(2,503,187)	(2,138,642)
Property and equipment, net		$2,294,726	$2,265,402

As of December 31, 2016 and 2015, accumulated depreciation included amounts for satellites acquired under capital leases of $328.2 million and $268.1 million, respectively.

Construction in progress consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$244,234	$187,253
Satellite related equipment	152,683	104,566
Other	25,420	19,264
Construction in progress	$422,337	$311,083

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of December 31, 2016.

Satellites	Segment	Expected Launch Date
EchoStar 105/SES-11	ESS	Second quarter of 2017
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)	We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $30.2 million, $15.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Satellites	$191,729	$197,469	$210,763
Furniture, fixtures, equipment and other	58,535	70,962	50,492
Customer rental equipment	114,568	105,725	116,685
Buildings and improvements	4,194	5,111	5,357
Total depreciation expense	$369,026	$379,267	$383,297

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $56.2 million, $56.2 million and $59.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Satellites

As of December 31, 2016, we utilized in support of our operations, 17 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of December 31, 2016.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2016.

Satellites	Segment	Launch Date	Nominal Degree Orbital Locations (West Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar I (2)(3)(4)	ESS	December 1995	77	—
EchoStar III (4)	ESS	October 1997	61.5	12
EchoStar VI (4)	ESS	July 2000	96.2	12
EchoStar VII (2)(3)	ESS	February 2002	119	3
EchoStar VIII (2)(4)	ESS	August 2002	77	12
EchoStar IX (2)(4)	ESS	August 2003	121	12
EchoStar X (2)(3)	ESS	February 2006	110	7
EchoStar XI (2)(3)	ESS	July 2008	110	9
EchoStar XII (2)(4)(5)	ESS	July 2003	61.5	2
EchoStar XIV (2)(3)	ESS	March 2010	119	11
EchoStar XVI (2)	ESS	November 2012	61.5	15
Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7	15
QuetzSat-1 (2)	ESS	September 2011	77	10
Eutelsat 65 West A	Hughes	March 2016	65	15
Operating Lease:
AMC-15	ESS	October 2004	105	—

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)	See Note 16 for discussion of related party transactions with DISH Network.

(3)
Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 3).

(4)	Fully depreciated assets.

(5)	Depreciable life represents the remaining useful life as of June 30, 2013, the date the EchoStar XII satellite was impaired.

Recent Developments

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and we expect the satellite to be placed into service late in the first quarter of 2017. We expect the EchoStar XIX satellite to provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and to add capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

Eutelsat 65 West A. The Eutelsat 65 West A satellite was launched in March 2016 and our Hughes segment began to offer consumer broadband services in Brazil using our leased Ka-band payload on the satellite in July 2016.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar 105/SES-11 satellite has been delayed until the second quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

AMC-15 and AMC-16. one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extend the terms of our existing agreements with SES Americom Colorado, Inc. (“SES”) for satellite services on the AMC-15 and AMC-16 satellites. As amended, the term of our agreement for satellite services on certain transponders on the AMC-15 satellite was extended from December 2014 through a certain period following the in-service date of the EchoStar 105/SES-11 satellite and is being accounted for as an operating lease. The amended agreement for the AMC-16 satellite services extended the term for the satellite’s entire communications capacity, subject to available power, for

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

one year following expiration of the initial term in February 2015 and the agreement terminated according to its terms in February 2016.

As a result of anomalies that affected the operation of the AMC-15 and AMC-16 satellites, our monthly recurring payments were reduced under the related capital lease agreements during the year ending December 31, 2015. We have accounted for these lease modifications generally by reducing the carrying amounts of the satellite and related capital lease obligation by the present value of the payment reduction. In such instances where the carrying amount of the satellite had been reduced to zero as a result of accumulated depreciation or impairments, we have recognized the reductions in the capital lease obligations as gains in “ Other, net” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2016, 2015 and 2014, we recognized such gains of zero, $4.5 million and zero, respectively.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the year ended December 31, 2016.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we have elected to obtain, subject to certain limitations on coverage, launch and in-orbit insurance for SPACEWAY 3 and our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

As of December 31, 2016 and 2015, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment of reporting units’ goodwill in the second quarter of 2016, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts, including goodwill.

Regulatory Authorizations

Regulatory Authorizations consisted of FCC authorizations and other regulatory rights with indefinite useful lives totaling $471.7 million as of December 31, 2016 and 2015.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of December 31,
		2016			2015
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(214,544)	$55,756	$270,300	$(189,910)	$80,390
Contract-based	4	64,800	(64,800)	—	64,800	(64,800)	—
Technology-based	6	51,417	(47,848)	3,569	51,417	(39,281)	12,136
Trademark portfolio	20	29,700	(8,291)	21,409	29,700	(6,806)	22,894
Total other intangible assets		$416,217	$(335,483)	$80,734	$416,217	$(300,797)	$115,420

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of externally marketed capitalized software, was $45.1 million, $50.9 million and $68.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future Amortization

As of December 31, 2016, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2017	$22,152
2018	14,631
2019	14,631
2020	10,981
2021	4,356
Thereafter	13,983
Total	$80,734

Note 10.    Debt and Capital Lease Obligations

As of December 31, 2015, our debt primarily consisted of the 2019 Senior Secured Notes and the 2021 Senior Unsecured Notes, each as defined below, and our capital lease obligations. As of December 31, 2016, our debt also included the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes, each as defined below, which were issued in July 2016.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of December 31,
		2016		2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,084,050	$990,000	$1,071,675
5 1/4% Senior Secured Notes due 2026	5.316%	750,000	739,688	—	—
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	990,189	900,000	954,000
6 5/8% Senior Unsecured Notes due 2026	6.685%	750,000	760,245	—	—
Other		—	—	803	803
Less: Unamortized debt issuance costs		(31,821)	—	(31,276)	—
Subtotal		3,358,179	$3,574,172	1,859,527	$2,026,478
Capital lease obligations		297,268		325,745
Total debt and capital lease obligations		3,655,447		2,185,272
Less: Current portion		(32,984)		(30,284)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,622,463		$2,154,988

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

2019 Senior Secured Notes and 2021 Senior Unsecured Notes

On June 1, 2011, we issued $1.10 billion aggregate principal amount of 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011, (as amended the “2011 Secured Indenture”). The 2019 Senior Secured Notes mature on June 15, 2019. Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. As of December 31, 2016 and 2015, the outstanding principal balance on the 2019 Senior Secured Notes was $990.0 million.

On June 1, 2011, we also issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (together with the “2011 Secured Indenture”, the “2011 Indentures”). The 2021 Senior Unsecured Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. As of December 31, 2016 and 2015, the outstanding principal balance on the 2021 Senior Unsecured Notes was $900.0 million.

On June 12, 2015, we redeemed $110.0 million of the 2019 Senior Secured Notes at a redemption price equal to 103.0% of the principal amount plus accrued and unpaid interest. As a result, we recorded a $5.0 million loss consisting of the $3.3 million redemption premium and a $1.7 million write-off of related unamortized debt issuance costs.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, we issued $750 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes” and, together with the 2019 Senior Secured Notes, the “Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and, together with the 2021 Senior Unsecured Notes, the “Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2011 Indentures and the 2016 Secured Indenture, the “Indentures”). The 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes, the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the 2026 Notes is payable semi-annually in cash, in arrears on February 1 and August 1 of each year commencing February 1, 2017. As of December 31, 2016, the outstanding principal balance on each of the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes was $750.0 million.

Additional Information Relating to the Notes

Each series of the Notes is redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the applicable Indenture, together with accrued and unpaid interest, if any, to the date of redemption. We may also redeem up to 10% of the outstanding 2026 Senior Secured Notes per year prior to August 1, 2020 at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. In addition, we may, at any time prior to August 1, 2019, with the net cash proceeds from certain equity offerings or capital contributions, redeem up to 35% of the 2026 Senior Secured Notes, at 105.250% of the principal amount, and up to 35% of the 2026 Senior Unsecured Notes, at a redemption price equal to 106.625% of the principal amount plus, in each case, accrued and unpaid interest on the 2026 Notes being redeemed to the date of redemption.

The Secured Notes are:

•	our secured obligations;

•	secured by security interests in substantially all of our and certain of our subsidiaries, existing and future tangible and intangible assets on a first priority basis, subject to certain exceptions;

•	ranked equally and ratably as between the 2019 Senior Secured Notes and the 2026 Senior Secured Notes;

•
effectively junior to our obligations that are secured by assets that are not part of the collateral that secures the respective Secured Notes, in each case, to the extent of the value of the collateral securing such obligations;

•
effectively senior to our existing and future unsecured obligations to the extent of the value of the collateral securing the respective Secured Notes, after giving effect to permitted liens as provided in the Indenture governing the respective Secured Notes;

•	senior in right of payment to all of our existing and future obligations that are expressly subordinated to the respective Secured Notes;

•	structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the respective Secured Notes; and

•
unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the respective Secured Notes.

The Unsecured Notes are:

•	our unsecured senior obligations;

•
ranked equally with all existing and future unsubordinated indebtedness (including as between the 2021 Senior Unsecured Notes and the 2026 Senior Unsecured Notes) and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;

•	senior in right of payment to all of our existing and future obligations that are expressly subordinated to the respective Unsecured Notes;

•	structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the respective Unsecured Notes; and

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

In the event of a Change of Control, as defined in the respective Indentures, we would be required to make an offer to repurchase all or any part of a holder’s Notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

The Indentures provide for customary events of default for each series of the Notes, including, among other things, nonpayment, breach of the covenants in the applicable Indentures, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If any event of default occurs and is continuing with respect to any series of the Notes, the trustee or the holders of at least 25% in principal amount of the then outstanding Notes of such series may declare all the Notes of such series to be due and payable immediately, together with any accrued and unpaid interest.

Under the terms of a registration rights agreement, we have agreed to register under the Securities Act of 1933, as amended, notes having substantially identical terms as the 2026 Notes as part of an offer to exchange freely tradable exchange notes for the 2026 Notes that is required to be declared effective by July 27, 2017. In the event that the registration statement is not declared effective by July 27, 2017 and under certain other conditions (a “registration default”), we are required to pay each holder of the 2026 Notes additional interest up to $0.25 per week per $1,000 in principal amount of the 2026 Notes until the registration default is cured.

Debt Issuance Costs

As of January 1, 2016 we adopted ASU 2015-3 (see Note 2). As a result, we report unamortized debt issuance costs in “Long-term debt and capital lease obligations, net of unamortized debt issuance costs” in our consolidated balance sheets retrospectively.  In connection with the issuance of the 2026 Notes, we incurred $7.1 million of debt issuance costs. For the years ended December 31, 2016, 2015 and 2014, we amortized $6.6 million, $6.0 million and $5.8 million of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 8).  These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance. The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity. Certain of these agreements provide for extension of the initial lease term at our option. The effective interest rates for our satellite capital lease obligations range from 9.1% to 11.2%, with a weighted average of 10.6% as of December 31, 2016.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021, respectively. As discussed in Note 16, we have subleased transponders on these satellites to DISH Network.

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2016, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2017	$88,709
2018	88,503
2019	88,221
2020	88,033
2021	83,995
Thereafter	174,240
Total minimum lease payments	611,701
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(188,216)
Net minimum lease payments	423,485
Less: Amount representing interest	(126,217)
Present value of net minimum lease payments	297,268
Less: Current portion	(32,984)
Long-term portion of capital lease obligations	$264,284

We received rental income from the sublease of our capital lease satellites of approximately $132.4 million for each of the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, our future minimum sublease rental income was $480.9 million relating to such satellites. The subleases have a remaining weighted average term of four years.

Note 11.    Income Taxes

The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$202,905	$203,217	$132,081
Foreign	(7,425)	8,131	10,596
Income before income taxes	$195,480	$211,348	$142,677

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current benefit (provision):
Federal	$(223)	$(95)	$(989)
State	(62)	(27)	(151)
Foreign	(2,573)	(4,231)	(5,463)
Total current provision	(2,858)	(4,353)	(6,603)
Deferred benefit (provision):
Federal	(67,035)	(70,052)	(38,575)
State	(8,693)	1,209	4,238
Foreign	4,827	832	845
Total deferred provision	(70,901)	(68,011)	(33,492)
Total income tax provision, net	$(73,759)	$(72,364)	$(40,095)

The actual tax provisions for the years ended December 31, 2016, 2015 and 2014 reconcile to the amounts computed by applying the statutory federal tax rate to income before income taxes as shown below:

	For the Years Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.5%	(0.7)%	(2.9)%
Permanent differences	0.6%	0.8%	0.6%
Tax credits	(1.5)%	(2.7)%	(5.5)%
Valuation allowance	(1.1)%	2.0%	0.7%
Other	0.2%	(0.2)%	0.2%
Total effective tax rate	37.7%	34.2%	28.1%

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$153,807	$314,202
Unrealized losses on investments, net	11,874	12,509
Accrued expenses	31,036	29,487
Stock-based compensation	1,606	1,032
Other assets	7,445	5,118
Total deferred tax assets	205,768	362,348
Valuation allowance	(26,447)	(27,874)
Deferred tax assets after valuation allowance	179,321	334,474
Deferred tax liabilities:
Depreciation and amortization	(697,314)	(781,370)
Other liabilities	(1,319)	(1,638)
Total deferred tax liabilities	(698,633)	(783,008)
Total net deferred tax liabilities	$(519,312)	$(448,534)

Noncurrent portion of net deferred tax liabilities	$(519,312)	$(448,534)
Total net deferred tax liabilities	$(519,312)	$(448,534)

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $26.4 million and $27.9 million as of December 31, 2016 and 2015, respectively.  The change in the valuation allowance primarily relates to an increase in realized and unrealized gains that are capital in nature, partially offset by a decrease in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  As of December 31, 2016, we had net operating loss carryforwards of $327.6 million, including $68.4 million of foreign net operating loss carryforwards.  A substantial portion of these net operating loss carryforwards will begin to expire in 2029.  As of December 31, 2016, we have tax credit carryforwards of $32.8 million and $2.3 million for federal and state income tax purposes, respectively.  If not utilized, the federal tax credit carryforwards will begin to expire in 2026 and the state tax credit carryforwards will begin to expire in 2018.

As of December 31, 2016, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003. As of December 31, 2016, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2012. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2016	2015	2014
	(In thousands)
Balance as of beginning of period	$3,508	$3,508	$3,632
Additions based on tax positions related to the current year	388	—	—
Additions based on tax positions related to prior years	3,161	—	—
Reductions based on tax positions related to prior years	—	—	(81)
Reductions based on tax settlements	—	—	(43)
Balance as of end of period	$7,057	$3,508	$3,508

As of December 31, 2016, we had $7.1 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  As of December 31, 2015, we had $3.5 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2016, 2015 and 2014, our income tax provision included an insignificant amount of interest and penalties.

Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, we will record additional income tax provision or benefit in the period in which such resolution occurs.

Note 12.    Employee Benefit Plans

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 2.5 million shares of EchoStar Class A common stock.  As of December 31, 2016, EchoStar had 0.4 million shares of Class A common stock which remain available for issuance under this plan.  Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year.  Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of the Class A common stock on that date.  For the years ended December 31, 2016, 2015 and 2014, employee purchases of EchoStar Class A common stock through the ESPP totaled approximately 209,000 shares, 198,000 shares and 152,000 shares, respectively.

401(k) Employee Savings Plans

Under the EchoStar 401(k) Plan (“the Plan”), eligible employees are entitled to contribute up to 75.0% of their compensation subject to the maximum limit provided by the Internal Revenue Code of 1986, as amended (the “Code”).  Eligible employees have the option to make after-tax contributions to the Plan so that they may contribute up to 75% of their compensation on a pre-tax and/or after-tax basis subject to the Code limits.  All employee contributions to the Plan are immediately vested.  EchoStar matches 50 cents on the dollar for the first 6.0% of each employee’s salary contributions to the Plan for a total of 3.0% match on a pre-tax basis up to a maximum of $7,500 annually.  EchoStar’s match is calculated each pay period there is an employee contribution. In addition, EchoStar may make an annual discretionary contribution to the 401 (k) plan to be made in cash or EchoStar’s stock.  Company contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of employment.  Forfeitures of unvested participant balances may be used to fund matching and discretionary contributions.

For the years ended December 31, 2016, 2015 and 2014, we recognized matching contributions, net of forfeitures, of $4.4 million, $4.0 million and $3.3 million, respectively, and EchoStar made discretionary contributions of shares of its Class A common stock, net of forfeitures, with a fair value of $5.6 million, $5.2 million and $5.0 million, respectively, to the Plan.

Note 13.    Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2016:

	Payments Due in the Year Ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Long-term debt	$3,390,000	$—	$—	$990,000	$—	$900,000	$1,500,000
Capital lease obligations	297,268	32,984	36,511	40,370	44,733	46,131	96,539
Interest on long-term debt and capital lease obligations	1,487,520	252,940	248,424	212,318	175,799	136,673	461,366
Satellite-related obligations	636,702	192,878	131,741	59,254	56,233	41,063	155,533
Operating lease obligations	65,017	26,775	8,773	6,950	6,685	6,007	9,827
Total	$5,876,507	$505,577	$425,449	$1,308,892	$283,450	$1,129,874	$2,223,265

“Satellite-related obligations” primarily include payments pursuant to agreements for the construction of the EchoStar XIX, EchoStar XXI, EchoStar XXIII, and EchoStar 105/SES-11 satellites, payments pursuant to launch services contracts and regulatory authorizations, executory costs for our capital lease satellites, costs under satellite service agreements and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

arrangements. We incurred satellite-related expenses of $144.2 million, $116.5 million and $127.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Rent Expense

For the years ended December 31, 2016, 2015 and 2014, we recorded $19.1 million, $17.5 million and $17.2 million, respectively, of operating lease expense relating to the leases of office space, equipment, and other facilities.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

We intend to vigorously defend the proceedings against us. In the event that a court ultimately rules against us, we may be subject to adverse consequences, including, without limitation, substantial damages, which may include treble damages, fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers. In addition, adverse decisions against DISH Network in the proceedings described below could decrease the number of products and components we sell to DISH Network, which could have a material adverse effect on our business operations and our financial condition, results of operations and cash flows.

California Institute of Technology

On October 1, 2013, the California Institute of Technology (“Caltech”) filed suit against two of our subsidiaries, Hughes Communications, Inc. and Hughes Network Systems, LLC (“HNS”), as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. In the operative Amended Complaint, served on March 6, 2014, Caltech claimed that certain of our Hughes segment’s satellite broadband products and services infringed the asserted patents by implementing the DVB-S2 standard. On February 17, 2015, Caltech filed a second complaint in the same district against the same defendants alleging that HNS’ Gen4 HT1000 and HT1100 products infringed the same patents asserted in the first case. On May 25, 2016, we, the DISH Network defendants and Caltech entered into a settlement agreement pursuant to which the Court dismissed with prejudice all of the claims in these actions on May 31, 2016.

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

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions, but the litigation has not been stayed. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” The cases have been consolidated and no trial date has been set. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

TQ Beta LLC

On June 30, 2014, TQ Beta LLC (“TQ Beta”) filed suit against DISH Network, DISH DBS Corporation, DISH Network L.L.C., as well as HSS, EchoStar Corporation, EchoStar Technologies, L.L.C, and Sling Media, Inc., a subsidiary of EchoStar, in the United States District Court for the District of Delaware, alleging infringement of United States Patent No. 7,203,456 (the “456 patent”), which is entitled “Method and Apparatus for Time and Space Domain Shifting of Broadcast Signals.”  TQ Beta alleges that the Hopper, Hopper with Sling, ViP 722 and ViP 722k DVR devices, as well as the DISH Anywhere service and DISH Anywhere mobile application, infringe the 456 patent, but has not specified the amount of damages that it seeks. TQ Beta is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.  During August 2015, EchoStar Corporation and DISH Network L.L.C. filed petitions before the United States Patent and Trademark Office challenging the validity of certain claims of the 456 patent, and in February 2016, the United States Patent and Trademark Office agreed to institute proceedings on our petitions. On February 25, 2016, the case was stayed pending resolution of these proceedings before the United States Patent and Trademark Office, and the Court vacated all pending court dates and deadlines. On January 30, 2017, the United States Patent and Trademark Office issued its final written decisions on our petitions, invalidating all claims of the 456 patent that were asserted in the litigation, which decisions may be appealed by TQ Beta.

Two-Way Media Ltd.

On February 17, 2016, Two-Way Media Ltd. (“TWM”) filed a complaint against EchoStar Corporation and its subsidiaries, EchoStar Technologies L.L.C., EchoStar Satellite Services L.L.C., and Sling Media, Inc., as well as against DISH Network Corporation, DISH DBS Corporation, DISH Network L.L.C., DISH Network Service L.L.C., Sling TV Holding L.L.C., Sling TV L.L.C., and Sling TV Purchasing L.L.C. TWM brought the suit in the United States District Court for the District of Colorado, alleging infringement of United States Patent Nos. 5,778,187; 5,983,005; 6,434,622; and 7,266,686, each entitled “Multicasting Method and Apparatus”; and 9,124,607, entitled “Methods and Systems for Playing Media.” TWM alleged that the Sling TV, Sling International, DISH Anywhere, and DISHWorld services, as well as the Slingbox units and DISH DVRs incorporating Slingbox technology, infringed the asserted patents. TWM is an entity that seeks to license a patent portfolio without itself practicing any of the claims recited therein. Effective December 8, 2016, we, DISH Network Corporation and TWM entered into a settlement agreement pursuant to which the Court dismissed with prejudice all claims in the action on December 15, 2016.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

resolution of claims made, or future claims that may be made, against the Company or its officers, directors or employees, the outcomes of which are unknown and not currently predictable or estimable.

Note 14.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.  Under this definition, we operate in two primary business segments, Hughes and EchoStar Satellite Services as described in Note 1 of these consolidated financial statements.

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

Transactions between segments were not significant for the years ended December 31, 2016, 2015 and 2014.

The following table presents revenue, capital expenditures, and EBITDA for each of our operating segments:

	Hughes	EchoStar Satellite Services	All Other and Eliminations	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2016
Net revenue:
External revenue	$1,389,152	$406,970	$3,671	$1,799,793
Intersegment revenue	$3,209	$690	$(3,899)	$—
Total revenue	$1,392,361	$407,660	$(228)	$1,799,793
Capital expenditures	$322,362	$58,925	$—	$381,287
EBITDA	$427,802	$339,496	$15,209	$782,507
For the Year Ended December 31, 2015
Net revenue:
External revenue	$1,344,945	$489,842	$2,345	$1,837,132
Intersegment revenue	$2,395	$749	$(3,144)	$—
Total revenue	$1,347,340	$490,591	$(799)	$1,837,132
Capital expenditures	$285,499	$101,215	$—	$386,714
EBITDA	$396,684	$412,607	$(4,699)	$804,592
For the Year Ended December 31, 2014
Net revenue:
External revenue	$1,325,887	$481,579	$511	$1,807,977
Intersegment revenue	$1,831	$2,876	$(4,707)	$—
Total revenue	$1,327,718	$484,455	$(4,196)	$1,807,977
Capital expenditures	$218,607	$28,734	$—	$247,341
EBITDA	$356,871	$419,442	$5,137	$781,450

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
EBITDA	$782,507	$804,592	$781,450
Interest income and expense, net	(174,600)	(164,734)	(188,024)
Depreciation and amortization	(414,133)	(430,127)	(452,138)
Net income attributable to noncontrolling interests	1,706	1,617	1,389
Income before income taxes	$195,480	$211,348	$142,677

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

	As of December 31,
Long-lived assets:	2016	2015
	(In thousands)
North America:
United States	$3,111,452	$3,266,471
Canada and Mexico	16,630	1,076
All other	223,209	89,106
Total long-lived assets	$3,351,291	$3,356,653

	For the Years Ended December 31,
Revenue:	2016	2015	2014
	(In thousands)
North America:
United States	$1,469,666	$1,516,627	$1,470,481
Canada and Mexico	86,236	67,648	80,264
All other	243,891	252,857	257,232
Total revenue	$1,799,793	$1,837,132	$1,807,977

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions with Major Customers.  For the years ended December 31, 2016, 2015 and 2014, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$107,300	$105,181	$112,692
EchoStar Satellite Services segment	349,549	423,465	407,236
All Other and Eliminations	1,538	959	—
Total DISH Network	458,387	529,605	519,928
All other	1,341,406	1,307,527	1,288,049
Total revenue	$1,799,793	$1,837,132	$1,807,977

Percentage of total revenue:
DISH Network	25.5%	28.8%	28.8%
All other	74.5%	71.2%	71.2%

Note 15.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2016
Total revenue	$429,126	$440,718	$457,266	$472,683
Operating income	$81,225	$87,546	$91,400	$90,561
Net income	$34,030	$37,999	$28,089	$21,603
Net income attributable to HSS	$33,919	$37,688	$27,565	$20,843

Year ended December 31, 2015
Total revenue	$450,234	$459,476	$464,031	$463,391
Operating income	$90,992	$98,984	$99,357	$93,671
Net income	$29,376	$27,473	$37,232	$44,903
Net income attributable to HSS	$29,007	$27,045	$37,023	$44,292

Note 16.    Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are provided at cost.  We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $16.7 million, $16.5 million and $13.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for our launch licenses for EchoStar XXI and XXIII through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd., EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites.  In March 2016, we recorded a $70.3 million addition to “Other noncurrent assets, net” and a corresponding increase in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the EchoStar XXIII launch service contract prior to the transfer date. EOC also contracted to make future payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In March and November 2016, HNS Ltd. received a total of $23.8 million in cash from EOC to fund required payments under the EchoStar XXI launch service contract.  We recorded the cash receipts as increases in “Additional paid-in capital.” HNS Ltd.’s future payments under the launch service contracts are included in our disclosure of satellite-related obligations in Note 13.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar is required to complete steps necessary for the transferring assets and liabilities that are being assumed by the DISH Parties to be owned by the transferring entities and their respective subsidiaries. As part of these steps, subsidiaries of EchoStar that currently own the Uplinking Businesses and related assets and liabilities will be contributed to our subsidiary EB Corp in consideration for additional shares of the Company’s common stock that will be issued to a subsidiary of EchoStar. Certain data center assets within the Uplinking Businesses will not be included in the Share Exchange and after consummation of the Share Exchange will continue to be owned by our subsidiaries and will be pledged as collateral to support our obligations under the Indentures.

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

Following the Share Exchange, we also expect that we will enter into agreements for new transactions with DISH Network, including agreements pursuant to which we obtain certain products, services and rights from DISH Network and DISH Network obtains certain products, services and rights from us.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Services and other revenue — DISH Network

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

EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction discussed in Note 3, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. DISH Network elected not to renew the satellite services agreement relative to the EchoStar I satellite. The agreement for the EchoStar I satellite expired pursuant to its terms effective November 2015. In December 2016, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2018.

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

TT&C Agreement. one year through December 2017. The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calEffective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network for a period ending in December 2016 (the “2012 TT&C Agreement”). In November 2016, we

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

culated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice. and DISH Network amended the 2012 TT&C Agreement to extend the term for one year through December 2017. The 2012 TT&C Agreement replaced the TT&C agreement we entered into with DISH Network in connection with the Spin-off.  The fees for services provided under the 2012 TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the 2012 TT&C Agreement for any reason upon 60 days’ notice.

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. TerreStar generally has the right to continue to receive warranty services from us for one of our products on a month-to-month basis. The provision of warranty services for our other product will continue until March 2018 and will automatically renew in March 2018 for an additional one-year period, unless terminated by TerreStar upon at least 60 days’ written notice to us prior to the end of the term. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by TerreStar or us upon at least 90 days’ written notice prior to the end of the term. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, TerreStar generally may terminate such services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by DBSD North America upon at least 120 days’ written notice to us prior to the end of the term. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us prior to the end of the term. In addition, DBSD North America generally may terminate such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

General and administrative expenses — DISH Network

Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, EchoStar and DISH Network agreed that EchoStar shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar (previously provided under the Services Agreement) and other support services.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The Professional Services Agreement automatically renewed in January 2017 for an additional one-year period until January 2018 and renews automatically for successive one-year periods thereafter, unless terminated earlier by either party upon at least 60 days’ notice.  However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Other agreements — DISH Network

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement with DISH Network Corporation and certain of its subsidiaries which provides, among other things, that EchoStar and its subsidiaries will receive all of the shares of the EchoStar Tracking Stock and HSS Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that will hold the EchoStar Technologies businesses (collectively, the “Share Exchange”). Following consummation of the Share Exchange, the EchoStar Tracking Stock and HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to, and terms of, such tracking stock will terminate and be of no further effect. The Share Exchange has been structured in a manner to be a tax-free exchange for each of EchoStar and DISH Network. We and DISH Network will, at the closing of the Share Exchange, enter into certain customary agreements pursuant to which we will obtain certain products, services and rights from DISH Network and DISH Network will obtain certain products, services and rights from us. See Note 18 for further information.

Tax Sharing Agreement.  As a subsidiary of EchoStar, we are an indirect party to EchoStar’s tax sharing agreement with DISH Network that was entered into in connection with the Spin-off.  This agreement governs EchoStar and DISH Network’s respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the tax sharing agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an aggregate amount of $93.1 million that includes the federal tax benefit they received as a result of our operations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Caltech. two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions. See Note 13 of these consolidated financial statements for further information. On October 1, 2013, Caltech filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH Network, DISH Network L.L.C., and dishNET Satellite Broadband L.L.C., in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringes each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringe the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH Network and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions. See Note 13 of these consolidated financial statements for further information.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In 2008, Hughes Communications loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In February 2016, Hughes Systique repaid $0.3 million of the outstanding principal of the loan facility. In April 2016, Hughes Systique repaid in full the remaining $0.3 million outstanding principal and interest of the loan facility. As of December 31, 2016, the principal amount outstanding of the loan facility was zero.  In addition to our 43.9% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.8%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2016.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized satellite services revenue from Dish Mexico of approximately $23.3 million for each of the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016 and 2015, we had trade accounts receivable from Dish Mexico of approximately $10.7 million and $10.6 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $3.0 million, $2.7 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016 and 2015, we had trade accounts receivable from Deluxe of approximately $0.7 million and $0.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. We incurred expenses of approximately $1.45 million payable to AsiaSat under this agreement for the year ended December 31, 2016. In 2016, Mr. William David Wade, a member of EchoStar’s board of directors, served as the Chief Executive Officer of AsiaSat and Mr. Wade is currently serving as a senior advisor to the CEO of AsiaSat through March 2017.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheet as of December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,991,949	$53,905	$25,110	$—	$2,070,964
Marketable investment securities, at fair value	177,614	10,309	—	—	187,923
Trade accounts receivable, net	—	138,861	43,651	—	182,512
Trade accounts receivable - DISH Network, net	—	19,323	—	—	19,323
Inventory	—	45,623	17,015	—	62,638
Advances to affiliates, net	10	999,340	4,968	(893,866)	110,452
Other current assets	48	19,183	27,083	—	46,314
Total current assets	2,169,621	1,286,544	117,827	(893,866)	2,680,126
Restricted cash and cash equivalents	11,097	—	723	—	11,820
Property and equipment, net	—	2,061,831	232,895	—	2,294,726
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	80,734	—	—	80,734
Investments in unconsolidated entities	—	42,560	—	—	42,560
Investment in subsidiaries	3,721,688	314,643	—	(4,036,331)	—
Advances to affiliates	700	60,761	—	(61,461)	—
Other noncurrent assets, net	92,727	142,091	153,646	(92,727)	295,737
Total assets	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$94,095	$12,321	$—	$106,416
Current portion of long-term debt and capital lease obligations	—	32,177	807	—	32,984
Advances from affiliates, net	850,807	12,228	31,429	(893,866)	598
Accrued expenses and other	44,654	136,921	38,738	—	220,313
Total current liabilities	895,461	275,421	83,295	(893,866)	360,311
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,358,179	262,883	1,401	—	3,622,463
Deferred tax liabilities, net	—	621,061	128	(92,727)	528,462
Advances from affiliates	—	—	93,429	(61,461)	31,968
Other non-current liabilities	—	80,532	2,775	—	83,307
Total HSS shareholders’ equity (deficit)	1,742,193	3,725,098	311,233	(4,036,331)	1,742,193
Noncontrolling interests	—	—	12,830	—	12,830
Total liabilities and shareholders’ equity (deficit)	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheet as of December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$300,634	$55,767	$26,589	$—	$382,990
Marketable investment securities, at fair value	238,249	15,094	—	—	253,343
Trade accounts receivable, net	—	101,923	37,587	—	139,510
Trade accounts receivable - DISH Network, net	—	21,258	—	—	21,258
Inventory	—	39,948	8,849	—	48,797
Advances to affiliates, net	10	807,341	6,244	(766,208)	47,387
Other current assets	40	24,565	26,890	—	51,495
Total current assets	538,933	1,065,896	106,159	(766,208)	944,780
Restricted cash and cash equivalents	11,985	7,500	655	—	20,140
Property and equipment, net	—	2,181,495	83,907	—	2,265,402
Regulatory authorizations	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	115,420	—	—	115,420
Investments in unconsolidated entities	—	41,481	—	—	41,481
Investment in subsidiaries	3,350,914	166,739	—	(3,517,653)	—
Advances to affiliates	700	678	—	(1,378)	—
Other noncurrent assets, net	254,486	135,970	72,255	(254,486)	208,225
Total assets	$4,157,018	$4,691,010	$262,976	$(4,539,725)	$4,571,279
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$86,496	$11,171	$—	$97,667
Current portion of long-term debt and capital lease obligations	—	28,829	1,455	—	30,284
Advances from affiliates, net	739,810	5,307	24,863	(766,207)	3,773
Accrued expenses and other	28,154	130,532	22,550	—	181,236
Total current liabilities	767,964	251,164	60,039	(766,207)	312,960
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	1,858,724	295,060	1,204	—	2,154,988
Deferred tax liabilities, net	—	706,837	—	(254,487)	452,350
Advances from affiliates	—	—	26,661	(1,378)	25,283
Other non-current liabilities	—	84,006	52	—	84,058
Total HSS shareholders’ equity (deficit)	1,530,330	3,353,943	163,710	(3,517,653)	1,530,330
Noncontrolling interests	—	—	11,310	—	11,310
Total liabilities and shareholders’ equity (deficit)	$4,157,018	$4,691,010	$262,976	$(4,539,725)	$4,571,279

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$449,547	$—	$—	$449,547
Services and other revenue - other	—	992,480	133,508	(22,861)	1,103,127
Equipment revenue - DISH Network	—	8,840	—	—	8,840
Equipment revenue - other	—	256,361	24,859	(42,941)	238,279
Total revenue	—	1,707,228	158,367	(65,802)	1,799,793
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	438,837	101,288	(22,168)	517,957
Cost of sales - equipment (exclusive of depreciation and amortization)	—	225,787	19,512	(40,546)	204,753
Selling, general and administrative expenses	—	246,399	37,737	(3,088)	281,048
Research and development expenses	—	31,170	—	—	31,170
Depreciation and amortization	—	401,688	12,445	—	414,133
Total costs and expenses	—	1,343,881	170,982	(65,802)	1,449,061
Operating income	—	363,347	(12,615)	—	350,732
Other Income (Expense):
Interest income	10,826	199	1,649	(76)	12,598
Interest expense, net of amounts capitalized	(177,625)	(14,538)	4,889	76	(187,198)
Gains (losses) on marketable investment securities, net	—	6,995	—	—	6,995
Equity in earnings of unconsolidated affiliate	—	9,444	—	—	9,444
Equity in earnings (losses) of subsidiaries, net	218,125	(4,906)	—	(213,219)	—
Other, net	9,749	(6,956)	116	—	2,909
Total other income (expense), net	61,075	(9,762)	6,654	(213,219)	(155,252)
Income (loss) before income taxes	61,075	353,585	(5,961)	(213,219)	195,480
Income tax benefit (provision), net	58,940	(135,081)	2,382	—	(73,759)
Net income (loss)	120,015	218,504	(3,579)	(213,219)	121,721
Less: Net income attributable to noncontrolling interests	—	—	1,706	—	1,706
Net income (loss) attributable to HSS	$120,015	$218,504	$(5,285)	$(213,219)	$120,015
Comprehensive Income (Loss):
Net income (loss)	$120,015	$218,504	$(3,579)	$(213,219)	$121,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,377)	—	(5,377)
Unrealized (gains) losses on available-for-sale securities and other	3,290	(1,642)	(64)	—	1,584
Recognition of realized gains on available-for-sale securities included in net income (loss)	(2,996)	—	—	—	(2,996)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,897)	(5,255)	—	12,152	—
Total other comprehensive income (loss), net of tax	(6,603)	(6,897)	(5,441)	12,152	(6,789)
Comprehensive income (loss)	113,412	211,607	(9,020)	(201,067)	114,932
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,520	—	1,520
Comprehensive income (loss) attributable to HSS	$113,412	$211,607	$(10,540)	$(201,067)	$113,412
Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$518,734	$119	$—	$518,853
Services and other revenue - other	—	976,507	140,619	(21,877)	1,095,249
Equipment revenue - DISH Network	—	10,752	—	—	10,752
Equipment revenue - other	—	200,605	30,678	(19,005)	212,278
Total revenue	—	1,706,598	171,416	(40,882)	1,837,132
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	447,106	99,513	(21,148)	525,471
Cost of sales - equipment (exclusive of depreciation and amortization)	—	190,200	22,581	(17,244)	195,537
Selling, general and administrative expenses	—	245,725	33,381	(2,490)	276,616
Research and development expenses	—	26,377	—	—	26,377
Depreciation and amortization	—	423,923	6,204	—	430,127
Total costs and expenses	—	1,333,331	161,679	(40,882)	1,454,128
Operating income	—	373,267	9,737	—	383,004
Other Income (Expense):
Interest income	3,339	171	1,013	(107)	4,416
Interest expense, net of amounts capitalized	(142,215)	(29,093)	2,051	107	(169,150)
Loss from partial redemption of debt	(5,044)	—	—	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	(6,139)	—	—	—	(6,139)
Gains (losses) on marketable investment securities, net	15	(6,478)	—	—	(6,463)
Equity in earnings of unconsolidated affiliate	—	8,502	—	—	8,502
Equity in earnings (losses) of subsidiaries, net	239,199	4,705	—	(243,904)	—
Other, net	(5,468)	11,054	(3,364)	—	2,222
Total other income (expense), net	83,687	(11,139)	(300)	(243,904)	(171,656)
Income (loss) before income taxes	83,687	362,128	9,437	(243,904)	211,348
Income tax benefit (provision), net	53,680	(122,564)	(3,480)	—	(72,364)
Net income (loss)	137,367	239,564	5,957	(243,904)	138,984
Less: Net income attributable to noncontrolling interests	—	—	1,617	—	1,617
Net income (loss) attributable to HSS	$137,367	$239,564	$4,340	$(243,904)	$137,367
Comprehensive Income (Loss):
Net income (loss)	$137,367	$239,564	$5,957	$(243,904)	$138,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(25,012)	—	(25,012)
Unrealized gains (losses) on available-for-sale securities and other	(2,478)	(1,800)	76	—	(4,202)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	6,139	—	—	—	6,139
Recognition of realized gains on available-for-sale securities included in net income (loss)	(15)	—	—	—	(15)
Equity in other comprehensive income (loss) of subsidiaries, net	(26,416)	(24,616)	—	51,032	—
Total other comprehensive income (loss), net of tax	(22,770)	(26,416)	(24,936)	51,032	(23,090)
Comprehensive income (loss)	114,597	213,148	(18,979)	(192,872)	115,894
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,297	—	1,297
Comprehensive income (loss) attributable to HSS	$114,597	$213,148	$(20,276)	$(192,872)	$114,597
Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2014
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$487,286	$699	$—	$487,985
Services and other revenue - other	—	938,382	162,400	(23,681)	1,077,101
Equipment revenue - DISH Network	—	31,943	—	—	31,943
Equipment revenue - other	—	196,921	31,907	(17,880)	210,948
Total revenue	—	1,654,532	195,006	(41,561)	1,807,977
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	441,777	117,822	(23,681)	535,918
Cost of sales - equipment (exclusive of depreciation and amortization)	—	201,890	23,331	(16,199)	209,022
Selling, general and administrative expenses	—	233,392	32,899	(1,681)	264,610
Research and development expenses	—	20,192	—	—	20,192
Depreciation and amortization	—	443,946	8,192	—	452,138
Total costs and expenses	—	1,341,197	182,244	(41,561)	1,481,880
Operating income	—	313,335	12,762	—	326,097
Other Income (Expense):
Interest income	197,610	344	1,454	(196,174)	3,234
Interest expense, net of amounts capitalized	(145,938)	(240,057)	(1,437)	196,174	(191,258)
Gains (losses) on marketable investment securities, net	25	(57)	—	—	(32)
Equity in earnings of unconsolidated affiliate	—	5,121	—	—	5,121
Equity in earnings (losses) of subsidiaries, net	68,212	5,779	—	(73,991)	—
Other, net	—	822	(1,307)	—	(485)
Total other income (expense), net	119,909	(228,048)	(1,290)	(73,991)	(183,420)
Income (loss) before income taxes	119,909	85,287	11,472	(73,991)	142,677
Income tax provision, net	(18,716)	(16,705)	(4,674)	—	(40,095)
Net income (loss)	101,193	68,582	6,798	(73,991)	102,582
Less: Net income attributable to noncontrolling interests	—	—	1,389	—	1,389
Net income (loss) attributable to HSS	$101,193	$68,582	$5,409	$(73,991)	$101,193
Comprehensive Income (Loss):
Net income (loss)	$101,193	$68,582	$6,798	$(73,991)	$102,582
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,789)	—	(8,789)
Unrealized losses on available-for-sale securities and other	(4,150)	—	(32)	—	(4,182)
Recognition of realized losses on available-for-sale securities included in net income (loss)	32	—	—	—	32
Equity in other comprehensive income (loss) of subsidiaries, net	(8,584)	(8,584)	—	17,168	—
Total other comprehensive income (loss), net of tax	(12,702)	(8,584)	(8,821)	17,168	(12,939)
Comprehensive income (loss)	88,491	59,998	(2,023)	(56,823)	89,643
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,152	—	1,152
Comprehensive income (loss) attributable to HSS	$88,491	$59,998	$(3,175)	$(56,823)	$88,491

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$120,015	$218,504	$(3,579)	$(213,219)	$121,721
Adjustments to reconcile net income (loss) to net cash flows from operating activities	78,875	127,462	24,594	213,219	444,150
Net cash flows from operating activities	198,890	345,966	21,015	—	565,871
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(396,730)	—	—	—	(396,730)
Sales and maturities of marketable investment securities	452,446	—	—	—	452,446
Expenditures for property and equipment	—	(292,427)	(88,860)	—	(381,287)
Changes in restricted cash and cash equivalents	888	7,500	(68)	—	8,320
Investment in subsidiary	(80,846)	(84,871)	—	165,717	—
Payment for EchoStar XXI launch services	—	—	(23,750)	—	(23,750)
Expenditures for externally marketed software	—	(23,252)	—	—	(23,252)
Other, net	—	(1,296)	—	(340)	(1,636)
Net cash flows from investing activities	(24,242)	(394,346)	(112,678)	165,377	(365,889)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,500,000	—	—	—	1,500,000
Payments of debt issuance costs	(7,097)	—	—	—	(7,097)
Proceeds from capital contribution from parent	—	80,846	84,871	(165,717)	—
Capital contribution from EchoStar	23,750	—	—	—	23,750
Repayment of debt and capital lease obligations	—	(28,829)	(2,840)	—	(31,669)
Advances from affiliates	—		6,982	—	6,982
Other, net	14	(5,499)	988	340	(4,157)
Net cash flows from financing activities	1,516,667	46,518	90,001	(165,377)	1,487,809
Effect of exchange rates on cash and cash equivalents	—	—	183	—	183
Net increase (decrease) in cash and cash equivalents	1,691,315	(1,862)	(1,479)	—	1,687,974
Cash and cash equivalents, at beginning of year	300,634	55,767	26,589	—	382,990
Cash and cash equivalents, at end of year	$1,991,949	$53,905	$25,110	$—	$2,070,964

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$137,367	$239,564	$5,957	$(243,904)	$138,984
Adjustments to reconcile net income (loss) to net cash flows from operating activities	32,816	156,301	3,485	243,904	436,506
Net cash flows from operating activities	170,183	395,865	9,442	—	575,490
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(208,821)	—	—	—	(208,821)
Sales and maturities of marketable investment securities	355,202	—	—	—	355,202
Expenditures for property and equipment	—	(325,405)	(61,309)	—	(386,714)
Changes in restricted cash and cash equivalents	(2,432)	—	(56)	—	(2,488)
Investment in subsidiary	(43,000)	(48,043)	—	91,043	—
Payment for EchoStar XXI launch services	—		(11,875)	—	(11,875)
Expenditures for externally marketed software	—	(22,327)	—	—	(22,327)
Other, net	—	1,490	—	(1,500)	(10)
Net cash flows from investing activities	100,949	(394,285)	(73,240)	89,543	(277,033)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	43,000	48,043	(91,043)	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	(113,300)	—	—	—	(113,300)
Repayment of debt and capital lease obligations	—	(33,478)	(5,963)	—	(39,441)
Advances from affiliates	—	—	20,002	—	20,002
Other, net	40	(6,927)	233	1,500	(5,154)
Net cash flows from financing activities	(113,260)	2,595	62,315	(89,543)	(137,893)
Effect of exchange rates on cash and cash equivalents	—	—	(3,131)	—	(3,131)
Net increase (decrease) in cash and cash equivalents	157,872	4,175	(4,614)	—	157,433
Cash and cash equivalents, at beginning of year	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of year	$300,634	$55,767	$26,589	$—	$382,990

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2014
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$101,193	$68,582	$6,798	$(73,991)	$102,582
Adjustments to reconcile net income (loss) to net cash flows from operating activities	221,288	240,466	15,245	73,991	550,990
Net cash flows from operating activities	322,481	309,048	22,043	—	653,572
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(509,814)	—	—	—	(509,814)
Sales and maturities of marketable investment securities	234,970	—	—	—	234,970
Purchases of property and equipment	—	(220,664)	(26,677)	—	(247,341)
Changes in restricted cash and cash equivalents	(2,549)	—	11	—	(2,538)
Expenditures for externally marketed software	—	(22,955)	—	—	(22,955)
Other, net	(10,601)	(35)	—	10,601	(35)
Net cash flows from investing activities	(287,994)	(243,654)	(26,666)	10,601	(547,713)
Cash Flows from Financing Activities:
Hughes Retail Preferred Tracking Stock (Note 3)	10,601	10,601	—	(10,601)	10,601
Repayment of long-term debt and capital lease obligations	—	(53,467)	(6,368)	—	(59,835)
Contributions from parent	—	—	—	—	—
Other	—	(5,276)	5,383	—	107
Net cash flows from financing activities	10,601	(48,142)	(985)	(10,601)	(49,127)
Effect of exchange rates on cash and cash equivalents	—	—	5,116	—	5,116
Net increase (decrease) in cash and cash equivalents	45,088	17,252	(492)	—	61,848
Cash and cash equivalents, at beginning of year	97,674	34,340	31,695	—	163,709
Cash and cash equivalents, at end of year	$142,762	$51,592	$31,203	$—	$225,557

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 18.    Subsequent Events

Contribution of EchoStar XIX Satellite

On February 1, 2017, EchoStar contributed the EchoStar XIX satellite to us and we assumed EchoStar’s rights and obligations under a related contract with the satellite manufacturer. The EchoStar XIX satellite was launched in December 2016 and was undergoing in-orbit testing on the contribution date. Our Hughes segment will utilize the EchoStar XIX satellite to provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and to add capability for aeronautical, enterprise and international broadband services. On the contribution date, we recorded a net increase in Additional paid-in capital to reflect EchoStar’s carrying amount of the satellite, less related deferred tax liabilities. Pursuant to the contract with the satellite manufacturer, we are obligated to make annual in-orbit incentive payments.

Share Exchange

On January 31, 2017, our parent company EchoStar and certain of its subsidiaries, including certain subsidiaries of HSS, entered into the Share Exchange Agreement with DISH Network Corporation and certain of its subsidiaries (“DISH Parties”).

Pursuant to the Share Exchange Agreement, among other things, one of our subsidiaries will receive all of the shares of HSS Tracking Stock in exchange for 100% of the equity interests of certain subsidiaries which will hold a portion of the EchoStar Technologies business segment. Following the closing of the Share Exchange, the HSS Tracking Stock will be retired and all agreements, arrangements and policy statements with respect to the HSS Tracking Stock will terminate and be of no further effect. The Share Exchange has been structured in a manner to be a tax-free exchange for each of EchoStar and DISH and their respective subsidiaries.

Prior to consummation of the Share Exchange, EchoStar is required to complete steps necessary for the transferring assets and liabilities that are being assumed by the DISH Parties to be owned by the transferring entities and their respective subsidiaries. As part of these steps, subsidiaries of EchoStar that currently own the Uplinking Businesses and related assets and liabilities will be contributed to EB Corp in consideration for additional shares of the Company’s common stock that will be issued to a subsidiary of EchoStar. Certain data center assets within the Uplinking Businesses will not be included in the Share Exchange and after consummation of the Share Exchange will continue to be owned by our subsidiaries and will be pledged as collateral to support our obligations under the Indentures.

The Share Exchange is expected to be consummated three business days after the satisfaction or waiver of all of the closing conditions to the transaction (other than conditions that by their nature are to be satisfied at the closing, but subject to the satisfaction of those conditions at such time), but no earlier than February 28, 2017. The Share Exchange Agreement provides for customary termination rights of the parties, including the right of either party to terminate the Share Exchange Agreement if the Share Exchange has not closed by March 31, 2017. The closing conditions to the transaction involving third parties or governmental approvals have been satisfied (other than those that by their nature are to be satisfied at the closing). While we currently expect the Share Exchange to be consummated on or about February 28, 2017, no assurance can be given that the Share Exchange will be consummated on the terms or within the time frame disclosed, or at all.

HUGHES SATELLITE SYSTEMS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2016, 2015 and 2014 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2016	$11,447	$14,384	$(13,079)	$12,752
December 31, 2015	$11,950	$6,637	$(7,140)	$11,447
December 31, 2014	$10,736	$7,337	$(6,123)	$11,950