Form 10-Q
period 2017-03-31
Hughes Satellite Systems Corp
filed 2017-05-10
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check is a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 1, 2017, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on DISH Network Corporation and its subsidiaries (“DISH Network”), for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays or failures of launches of our satellites and potentially missing our regulatory milestones, changes in the space weather environment that could interfere with the operation of our satellites, and our general lack of commercial insurance coverage on our satellites;

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward‑looking statements. We assume no responsibility for updating forward‑looking information contained or incorporated by reference herein or in any documents we file with the SEC, except as required by law.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	March 31, 2017	December 31, 2016
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$2,161,126	$2,070,964
Marketable investment securities, at fair value	98,266	187,923
Trade accounts receivable, net of allowance for doubtful accounts of $11,371 and $12,752, respectively	167,860	182,512
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	47,717	19,323
Inventory	79,422	62,638
Prepaids and deposits	37,755	34,505
Advances to affiliates, net	123,875	110,452
Other current assets	11,728	11,809
Total current assets	2,727,749	2,680,126
Noncurrent Assets:
Restricted cash and cash equivalents	7,552	11,820
Property and equipment, net of accumulated depreciation of $2,618,013 and $2,503,187, respectively	2,858,757	2,294,726
Regulatory authorizations, net	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	72,564	80,734
Investments in unconsolidated entities	36,771	42,560
Other noncurrent assets, net	252,790	295,737
Total noncurrent assets	4,204,265	3,701,408
Total assets	$6,932,014	$6,381,534
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$114,243	$106,416
Current portion of long-term debt and capital lease obligations	37,270	32,984
Advances from affiliates, net	87	598
Deferred revenue and prepayments	54,596	59,989
Accrued interest	57,012	46,255
Accrued compensation	22,466	33,457
Accrued expenses and other	85,448	80,612
Total current liabilities	371,122	360,311
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,620,044	3,622,463
Deferred tax liabilities, net	680,449	528,462
Advances from affiliates	31,708	31,968
Other noncurrent liabilities	112,172	83,307
Total noncurrent liabilities	4,444,373	4,266,200
Total liabilities	4,815,495	4,626,511
Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred Stock, $.001 par value, 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, zero authorized, issued and outstanding at March 31, 2017 and 300 shares authorized, 81.128 issued and outstanding at December 31, 2016	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at March 31, 2017 and 1,000 shares issued and outstanding December 31, 2016	—	—
Additional paid-in capital	1,854,349	1,516,199
Accumulated other comprehensive loss	(46,800)	(60,719)
Accumulated earnings	295,848	286,713
Total HSS shareholders’ equity	2,103,397	1,742,193
Noncontrolling interests	13,122	12,830
Total shareholders’ equity	2,116,519	1,755,023
Total liabilities and shareholders’ equity	$6,932,014	$6,381,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Services and other revenue - DISH Network	$111,490	$113,075
Services and other revenue - other	270,223	270,423
Equipment revenue - DISH Network	31	2,769
Equipment revenue - other	48,374	42,859
Total revenue	430,118	429,126
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	130,899	124,577
Cost of sales - equipment (exclusive of depreciation and amortization)	44,226	43,108
Selling, general and administrative expenses	74,378	70,915
Research and development expenses	7,705	6,932
Depreciation and amortization	112,220	102,369
Total costs and expenses	369,428	347,901
Operating income	60,690	81,225

Other Income (Expense):
Interest income	5,841	1,914
Interest expense, net of amounts capitalized	(59,837)	(38,031)
Gains on marketable investment securities, net	91	215
Other-than-temporary impairment loss on available-for-sale securities	(3,298)	—
Equity in earnings of unconsolidated affiliate	1,711	1,859
Other, net	647	6,889
Total other expense, net	(54,845)	(27,154)
Income before income taxes	5,845	54,071
Income tax benefit (provision)	3,582	(20,041)
Net income	9,427	34,030
Less: Net income attributable to noncontrolling interests	292	111
Net income attributable to HSS	$9,135	$33,919

Comprehensive Income:
Net income	$9,427	$34,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,121	7,709
Unrealized losses on available-for-sale securities and other	(1,500)	(374)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	3,298	—
Total other comprehensive income, net of tax	13,919	7,335
Comprehensive income	23,346	41,365
Less: Comprehensive income attributable to noncontrolling interests	292	111
Comprehensive income attributable to HSS	$23,054	$41,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, January 1, 2016	$1,417,748	$(54,116)	$166,698	$11,310	$1,541,640
Stock-based compensation	1,208	—	—	—	1,208
Transfer of EchoStar XXIII launch service contract from EchoStar	70,300	—	—	—	70,300
Contribution to fund launch service contract payment	11,875	—	—	—	11,875
Other	(179)	—	—	—	(179)
Comprehensive income (loss):
Net income	—	—	33,919	111	34,030
Foreign currency translation adjustment	—	7,709	—	—	7,709
Unrealized losses on available-for-sale securities, net and other	—	(374)	—	—	(374)
Balance, March 31, 2016	$1,500,952	$(46,781)	$200,617	$11,421	$1,666,209

Balance, January 1, 2017	$1,516,199	$(60,719)	$286,713	$12,830	$1,755,023
Stock-based compensation	1,221	—	—	—	1,221
Transfer of EchoStar XXIII launch service contract to EchoStar	(61,842)	—	—	—	(61,842)
Contribution of EchoStar XIX satellite, net of deferred tax	369,263	—	—	—	369,263
Contribution of net assets pursuant to Share Exchange Agreement	219,662	—	—	—	219,662
Exchange of uplinking business net assets for HSS Tracking Stock	(190,221)	—	—	—	(190,221)
Other	67	—	—	—	67
Comprehensive income (loss):
Net income	—	—	9,135	292	9,427
Foreign currency translation adjustment	—	12,121	—	—	12,121
Unrealized gains and other-than-temporary impairment loss on marketable investment securities, net and other	—	1,798	—	—	1,798
Balance, March 31, 2017	$1,854,349	$(46,800)	$295,848	$13,122	$2,116,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$9,427	$34,030
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	112,220	102,369
Equity in earnings of unconsolidated affiliate	(1,711)	(1,859)
Amortization of debt issuance costs	1,790	1,538
Losses (gains) and impairment on marketable investment securities, net	3,207	(215)
Stock-based compensation	1,221	1,208
Deferred tax provision	(4,409)	19,231
Dividends received from unconsolidated entity	7,500	—
Changes in current assets and current liabilities, net	(32,955)	6,956
Changes in noncurrent assets and noncurrent liabilities, net	(4,081)	4,078
Other, net	(132)	(608)
Net cash flows from operating activities	92,077	166,728
Cash Flows from Investing Activities:
Purchases of marketable investment securities	—	(134,572)
Sales and maturities of marketable investment securities	87,435	146,814
Expenditures for property and equipment	(74,175)	(128,957)
Expenditures for externally marketed software	(10,832)	(5,959)
Changes in restricted cash and cash equivalents	4,268	(662)
Payment for EchoStar XXI launch services	—	(11,875)
Net cash flows from investing activities	6,696	(135,211)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	(8,129)	(8,214)
Advances from affiliates	—	2,504
Capital contribution from EchoStar	—	11,875
Other, net	(1,171)	213
Net cash flows from financing activities	(9,300)	6,378
Effect of exchange rates on cash and cash equivalents	689	43
Net increase in cash and cash equivalents	90,162	37,938
Cash and cash equivalents, beginning of period	2,070,964	382,990
Cash and cash equivalents, end of period	$2,161,126	$420,928

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$54,021	$10,182
Capitalized interest	$7,325	$7,033
Cash paid for income taxes	$1,012	$1,561
Property and equipment financed under capital lease obligations	$7,485	$77
Increase (decrease) in capital expenditures included in accounts payable, net	$(6,531)	$(874)
Transfer of launch service contracts from (to) EchoStar	$(61,842)	$70,300
Contribution of net assets pursuant to Share Exchange Agreement	$219,662	$—
Exchange of uplinking business net assets for HSS Tracking Stock	$(190,221)	$—
Capitalized in-orbit incentive obligations	$31,000	$—
Contribution of EchoStar XIX satellite	$514,448	$—

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

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network Corporation (“DISH”) pursuant to which, effective March 1, 2014, (i) EchoStar issued Tracking Stock (as defined below) and HSS issued Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the shares issued as HSS Tracking Stock represented a 28.11% economic interest in the HRG and the shares issued as EchoStar Tracking Stock represented a 51.89% economic interest in the HRG).  In addition to the remaining 20.0% economic interest in the HRG, HSS retained all economic interest in the wholesale satellite broadband business and other businesses of HSS.

On January 31, 2017, EchoStar and certain of its and our subsidiaries, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect.

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture that EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for certain satellites owned by DISH Network.

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury operations, and gains (losses) from certain of our investments. These activities, costs and income are accounted for in “Corporate and Other.”

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C., to us.  A substantial majority of the voting power of the shares of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the three months ended March 31, 2017 or 2016.

As of March 31, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) (see Note 9) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of March 31, 2017 and December 31, 2016, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $103.6 million and $74.1 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $6.9 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. In addition, we incurred other research and development expenses of approximately $7.7 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of March 31, 2017 and December 31, 2016, the net carrying amount of externally marketed software was $83.8 million and $76.3 million, respectively, of which $13.5 million and $50.1 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $10.8 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.  We recorded amortization expense relating to the development of externally marketed software of $3.4 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average useful life of our externally marketed software was approximately four years as of March 31, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). It outlines a single comprehensive model, codified in Topic 606 of the FASB Accounting Standards Codification, for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU No. 2015-14, which deferred the mandatory effective date of ASU 2014-09 by one year. As a result, public entities are required to adopt the new revenue standard in annual periods beginning after December 15, 2017 and in interim periods within those annual periods. The standard may be applied either retrospectively to prior periods or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted, but not before annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which addresses collectibility, noncash consideration, completed contracts at transition, a practical expedient for contract modifications at transition, and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In January 2017, the FASB issued ASU No. 2016-20, Technical Corrections to Topic 606, which clarifies, but does not fundamentally change, certain aspects of the new revenue standard. We plan to adopt the new revenue standard as of January 1, 2018, but have not selected the transition method that we will apply upon adoption. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements. We are in the process of evaluating arrangements with customers and identifying differences in accounting between new and existing standards.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those periods. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. We early adopted ASU 2016-16 as of January 1, 2017. Our adoption of this update did not have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted, which must apply the guidance retrospectively to all periods presented. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied on a prospective basis. We early adopted ASU 2017-04 as of January 1, 2017. Our adoption of this update did not have any impact on our condensed consolidated financial statements, but it may impact the recognition and measurement of a goodwill impairment loss in future periods if we determine that the carrying amount of any reporting units including goodwill exceeds fair value of the reporting unit.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Note 3.    Other Comprehensive Income (Loss) and Related Tax Effects

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions. We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities because such gains or losses would affect the amount of existing capital loss carryforwards for which the related deferred tax asset has been fully offset by a valuation allowance.

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $46.9 million and $59.0 million as of March 31, 2017 and December 31, 2016, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended March 31,
		2017	2016
		(In thousands)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (1)	Other-than-temporary impairment loss on available-for-sale securities	$3,298	$—
Total reclassifications, net of tax and noncontrolling interests		$3,298	$—

(1)	We recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

Note 4.    Investment Securities

Our marketable investment securities consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$88,950	$164,619
Strategic equity securities	8,825	10,309
Other	491	12,995
Total marketable investment securities—current	$98,266	$187,923

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three months ended March 31, 2017 or 2016. We recognized a $3.3 million other-than-temporary impairment for the three months ended March 31, 2017 on one of our investments. This investment had been in a continuous loss position for more than 12 months and experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

For the three months ended March 31, 2017 and 2016, “Gains on marketable investment securities, net” included gains of $0.1 million and $0.2 million, respectively, related to trading securities that we held as of March 31, 2017 and 2016, respectively.  The fair values of our trading securities were $7.3 million and $7.2 million as of March 31, 2017 and December 31, 2016, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2017
Debt securities:
Corporate bonds	$88,919	$45	$(14)	$88,950
Other	491	—	—	491
Equity securities - strategic	1,536	—	—	1,536
Total available-for-sale securities	$90,946	$45	$(14)	$90,977
As of December 31, 2016
Debt securities:
Corporate bonds	$164,563	$94	$(38)	$164,619
Other	12,994	1	—	12,995
Equity securities - strategic	4,834	—	(1,724)	3,110
Total available-for-sale securities	$182,391	$95	$(1,762)	$180,724

As of March 31, 2017, restricted and non-restricted available-for-sale securities included debt securities of $89.4 million with contractual maturities of one year or less and zero with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	March 31, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$25,198	$(14)	$62,473	$(1,760)
12 months or more	—	—	1,571	(2)
Total	$25,198	$(14)	$64,044	$(1,762)

Sales of Available-for-Sale Securities

We recognized de minimis gains and losses from the sales of our available-for-sale securities for each of the three months ended March 31, 2017 and 2016.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Proceeds from sales of our available-for-sale securities totaled zero and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2017 and December 31, 2016, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$2,080,794	$16,304	$2,064,490	$1,991,949	$14,011	$1,977,938
Debt securities:
Corporate bonds	$88,950	$—	$88,950	$164,619	$—	$164,619
Other	491	—	491	12,995	—	12,995
Equity securities - strategic	8,825	8,825	—	10,309	10,309	—
Total marketable investment securities	$98,266	$8,825	$89,441	$187,923	$10,309	$177,614

Investments in Unconsolidated Entities — Noncurrent

We have strategic investments in certain non-publicly traded equity securities that are accounted for using either the equity or the cost method of accounting. Our ability to realize value from our strategic investments in companies that are not publicly traded depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.
Our investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Investments in unconsolidated entities—noncurrent:
Cost method	$15,438	$15,438
Equity method	21,333	27,122
Total investments in unconsolidated entities—noncurrent	$36,771	$42,560

We recorded cash distribution from one of these investments accounted for using the equity method of $7.5 million and zero for the three months ended March 31, 2017 and 2016, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statements of cash flows.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 5.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$151,536	$159,094
Contracts in process, net	27,695	36,170
Total trade accounts receivable	179,231	195,264
Allowance for doubtful accounts	(11,371)	(12,752)
Trade accounts receivable - DISH Network	47,717	19,323
Total trade accounts receivable, net	$215,577	$201,835

As of March 31, 2017 and December 31, 2016, progress billings offset against contracts in process amounted to $10.4 million and $14.6 million, respectively.

Note 6.    Inventory

Our inventory consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Finished goods	$64,762	$49,773
Raw materials	7,936	6,678
Work-in-process	6,724	6,187
Total inventory	$79,422	$62,638

Note 7.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		March 31, 2017	December 31, 2016
		(In thousands)
Land	—	$13,321	$13,273
Buildings and improvements	1 - 30	125,906	79,765
Furniture, fixtures, equipment and other	1 - 12	538,367	430,078
Customer rental equipment	2 - 4	722,549	689,579
Satellites - owned	2 - 15	2,926,569	2,381,120
Satellites acquired under capital leases	10 - 15	796,245	781,761
Construction in progress	—	353,813	422,337
Total property and equipment		5,476,770	4,797,913
Accumulated depreciation		(2,618,013)	(2,503,187)
Property and equipment, net		$2,858,757	$2,294,726

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$260,868	$244,234
Satellite related equipment	81,278	152,683
Other	11,667	25,420
Construction in progress	$353,813	$422,337

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of March 31, 2017.

Satellites	Segment	Expected Launch Date
EchoStar 105/SES-11	ESS	Third or fourth quarter of 2017
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)	We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Satellites	$52,143	$46,965
Furniture, fixtures, equipment and other	16,682	14,042
Customer rental equipment	30,596	29,137
Buildings and improvements	1,257	1,061
Total depreciation expense	$100,678	$91,205

Satellites

As of March 31, 2017, our satellite fleet consisted of 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of March 31, 2017.

Recent Developments

EchoStar VIII. During the second quarter of 2017, EchoStar VIII was removed from its orbital location and retired from commercial service. This retirement is not expected to have a material impact on our results of operations or financial position.

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and was placed into service in March 2017. The EchoStar XIX satellite provides additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the expected launch date of our EchoStar 105/SES-11 satellite has been delayed until the third or fourth quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the three months ended March 31, 2017. There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance for the EchoStar XIX satellite and intend to obtain such insurance for our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

Note 8.    Goodwill and Other Intangible Assets

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

As of March 31, 2017 and December 31, 2016, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		March 31, 2017			December 31, 2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(220,201)	$50,099	$270,300	$(214,544)	$55,756
Technology-based	6	51,417	(49,989)	1,428	51,417	(47,848)	3,569
Trademark portfolio	20	29,700	(8,663)	21,037	29,700	(8,291)	21,409
Total other intangible assets		$351,417	$(278,853)	$72,564	$351,417	$(270,683)	$80,734

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. Intangible asset amortization expense, including amortization of externally marketed capitalized software, was $11.5 million and $11.2 million for the three months ended March 31, 2017 and 2016, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 9.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		March 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,074,051	$990,000	$1,084,050
5 1/4% Senior Secured Notes due 2026	5.316%	750,000	750,000	750,000	739,688
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	997,200	900,000	990,189
6 5/8% Senior Unsecured Notes due 2026	6.685%	750,000	767,498	750,000	760,245
Other		609	609	—	—
Less: Unamortized debt issuance costs		(30,030)	—	(31,821)	—
Subtotal		3,360,579	$3,589,358	3,358,179	$3,574,172
Capital lease obligations		296,735		297,268
Total debt and capital lease obligations		3,657,314		3,655,447
Less: Current portion		(37,270)		(32,984)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,620,044		$3,622,463

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

Under the terms of a registration rights agreement, we have agreed to register notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange freely tradable notes for the 2026 Notes. We commenced such exchange offer (the “Exchange Offer”) on April 13, 2017 and the Exchange Offer is expected to expire on May 11, 2017, unless we determine to extend the expiration date.

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

Income tax benefit was approximately $3.6 million for the three months ended March 31, 2017 compared to an income tax expense of approximately $20.0 million for the three months ended March 31, 2016. Our estimated effective income tax rate was (61.3)% and 37.1% for the three months ended March 31, 2017 and 2016, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange Agreement. For the three months ended March 31, 2016, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the impact of state and local taxes.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 11.    Commitments and Contingencies

Commitments

As of March 31, 2017, our satellite-related obligations were approximately $657.6 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

Separation Agreement; Share Exchange

In 2008, DISH Network Corporation contributed its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to EchoStar (the “Spin-off”).  In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar has assumed certain liabilities that relate to its and our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange, EchoStar entered into the Share Exchange Agreement and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between EchoStar and us and DISH Network for certain pre-existing liabilities and legal proceedings.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. Trial is scheduled to commence on July 31, 2017.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.” On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions, but the litigation has not been stayed. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” The cases have been consolidated and no trial date has been set. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Note 12.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.  We operate in two primary business segments, Hughes and ESS as described in Note 1 of these condensed consolidated financial statements.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Effective in March 2017, we changed our overhead allocation methodology to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury operations, and gains (losses) from certain of our investments. Costs and income associated with these departments and activities are accounted for in the “Corporate and Other” column in the table below or in the reconciliation of EBITDA below.

Transactions between segments were not significant for the three months ended March 31, 2017 or 2016. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2017
External revenue	$328,610	$100,151	$1,357	$430,118
Intersegment revenue	$710	$175	$(885)	$—
Total revenue	$329,320	$100,326	$472	$430,118
EBITDA	$100,852	$83,063	$(12,146)	$171,769
Capital expenditures	$65,667	$8,508	$—	$74,175
For the Three Months Ended March 31, 2016
External revenue	$325,539	$102,815	$772	$429,126
Intersegment revenue	$699	$174	$(873)	$—
Total revenue	$326,238	$102,989	$(101)	$429,126
EBITDA	$110,356	$88,640	$(6,550)	$192,446
Capital expenditures	$104,237	$24,720	$—	$128,957

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
EBITDA	$171,769	$192,446
Interest income and expense, net	(53,996)	(36,117)
Depreciation and amortization	(112,220)	(102,369)
Net income attributable to noncontrolling interests	292	111
Income before income taxes	$5,845	$54,071

Note 13.    Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are intended to be provided at cost.  Effective March 2017, and as a result of the Share Exchange Agreement, we have implemented a new methodology for determining the cost of these services. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $5.0 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

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

Contribution of EchoStar XIX Satellite. On February 1, 2017, EchoStar contributed the EchoStar XIX satellite and assigned the related construction contract with the satellite manufacturer to us. We recorded a $369.3 million increase in “Additional paid-in capital,” reflecting EchoStar’s $514.4 million carrying amount of the satellite, including capitalized interest that was previously charged to expense in our consolidated financial statements, less related deferred taxes of $145.1 million. See Note 7 for additional information about the EchoStar XIX satellite.

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for our launch licenses for EchoStar XXI and XXIII through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd., EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In 2015 and 2016, we recorded additions to “Other noncurrent assets, net” and corresponding increases in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect additional cash payments to the launch service provider funded by EOC. The EchoStar XXIII satellite was successfully launched in March 2017. At that time, we recorded decreases in “Other noncurrent assets, net” and “Additional paid-in capital” for the $61.8 million carrying amount of the EchoStar XXIII launch service contract to reflect the consumption of the contract’s economic benefits by EOC, the owner of the satellite. HNS Ltd.’s future payment obligations under the launch service contracts are included in our disclosure of satellite-related obligations in Note 11.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to the DISH Parties. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned the Uplinking Businesses and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not included in the Share Exchange and continue to be owned by one of our subsidiaries and have been pledged as collateral to support our obligations under the indentures relating to the 2019 Senior Secured Notes and the 2026 Senior Secured Notes.

DISH Network

Following the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following both the Spin-off and the Share Exchange, EchoStar and certain of its subsidiaries and DISH and certain of its subsidiaries have entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network have indemnified each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts we and DISH Network pay for products and services provided under the agreements are based on our cost plus a fixed margin (unless noted differently below or in our most recent Annual Report on Form 10-K), which varies depending on the nature of the products and services provided.

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

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction, described below, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each satellite services agreement generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In December 2016, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2018.

EchoStar IX. Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network receives satellite services from us on the EchoStar XII satellite. The term of the satellite services agreement terminates September 2017.

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the transponder service agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. Prior to expiration of the initial term, we, upon certain conditions, and DISH Network have the option to renew for an additional five-year period.  If either we or DISH Network exercise our respective five-year renewal options, DISH Network has the option to renew for an additional five-year period prior to expiration of the then-current term. There can be no assurance that any option to renew this agreement will be exercised. In the event that we or DISH Network does not exercise the first five-year renewal option or DISH Network does not exercise the second five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire in October 2019. Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to receive service from us on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to receive service on a replacement satellite.

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

Satellite and Tracking Stock Transaction. In February 2014, we and EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services on these five satellites from us (collectively, the “Satellite and Tracking Stock Transaction.”)  The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. See Note 3 for further information.

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

Hughes Broadband Distribution Agreement. Effective October 2012, HNS and dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which dishNET has the right, but not the obligation, to market, sell and distribute the Hughes satellite internet service (the “Hughes service”). dishNET pays HNS a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level, and based upon certain volume subscription thresholds. The Distribution Agreement also provides that dishNET has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term.  In February 2014, HNS and dishNET entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Hughes service to the then-current dishNET subscribers pursuant to the terms and conditions of the Distribution Agreement.

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS and DNLLC will make certain payments to each other relating to sales, purchases and installation services. The MSA has an initial term of five years with automatic renewal for successive one year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019. The provision of operations and maintenance services will continue until April 2018 and will automatically renew in April 2018 for an additional one-year period, unless terminated by DBSD North America upon at least 120 days’ written notice to us prior to the end of the term. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us prior to the end of the term. In addition, DBSD North America generally may terminate such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the United States Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.
General and administrative expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, EchoStar and DISH agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under the Services Agreement) and other support services. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange. The term of the Amended and Restated Professional Services Agreement is through January 2018 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Real Estate Lease. Prior to the Share Exchange, EchoStar leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network and contributed a portion to us and we amended the agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property contributed to us for a period ending in December 2031. The rent on a per square foot basis for the lease is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. This agreement may be extended by mutual consent, in which case this agreement will be converted to a month-to-month lease agreement. Upon extension, either party has the right to terminate this agreement upon 30 days’ notice.

Collocation and Antenna Space Agreements. In connection with the Share Exchange, effective March 2017, we entered into certain agreements pursuant to which DISH Network will provide collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado. We may terminate any of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other agreements — DISH Network

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries, pursuant to which on February 28, 2017, EchoStar and its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar Corporation’s EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contains customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network have also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by it causes the transaction to be taxable to the other party after closing.

Intellectual Property and Technology License Agreement. Effective March 2017 in connection with the Share Exchange, EchoStar and DISH Network entered into an Intellectual Property and Technology License Agreement (“IPTLA”) pursuant to which EchoStar and DISH and their respective subsidiaries license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, EchoStar granted to DISH Network a license to EchoStar and its subsidiaries’ intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to EchoStar and its subsidiaries, among other things, for the continued use of all intellectual property and technology that is used in EchoStar and its subsidiaries’ retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

Tax Matters Agreement. Effective March 2017, in connection with the Share Exchange, EchoStar and DISH entered into a tax matters agreement. This agreement governs certain rights, responsibilities and obligations of EchoStar and DISH and their respective subsidiaries with respect to taxes of the transferred businesses pursuant to the Share Exchange. Generally, EchoStar is responsible for all tax returns and tax liabilities for the transferred businesses and assets for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the transferred businesses and assets from and after the Share Exchange. Both EchoStar and DISH Network have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange. Both EchoStar and DISH Network have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party. In addition, DISH Network has agreed to indemnify EchoStar if the transferred businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The tax matters agreement supplements the Tax Sharing Agreement outlined below, which continues in full force and effect.

Tax Sharing Agreement. EchoStar and DISH Network entered into a tax sharing agreement in connection with the Spin-off. This agreement governs EchoStar and DISH and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network will indemnify EchoStar for such taxes.  However, DISH Network is not liable for and will not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar and its subsidiaries will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The tax sharing agreement will only terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Caltech. On October 1, 2013, Caltech Institute of Technology (“Caltech”) filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH and certain of its subsidiaries, in the United States District Court for the Central District of California alleging infringement of United States Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions.

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount outstanding under the loan facility in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In 2016, Hughes Systique repaid $0.6 million of the outstanding principal of the loan facility. As of March 31, 2017, the principal amount outstanding of the loan facility was zero. In addition to our 43.8% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.7%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2017. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico. We recognized revenue from Dish Mexico of approximately $3.9 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had trade accounts receivable from Dish Mexico of approximately $10.7 million.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.  At each of March 31, 2017 and December 31, 2016, we had trade accounts receivable from Deluxe of approximately $0.7 million.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, a member of EchoStar’s Board of directors, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the CEO of AsiaSat through March 2017. We incurred expenses of approximately zero and $0.4 million payable to AsiaSat under this agreement for the three months ended March 31, 2017 and 2016, respectively.

Note 14.    Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 2019 Senior Secured Notes and 2021 Senior Unsecured Notes, which were issued on June 1, 2011, and our 2026 Notes, which were issued on July 27, 2016.  See Note 9 for further information on the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$2,080,794	$46,049	$34,283	$—	$2,161,126
Marketable investment securities, at fair value	89,441	8,825	—	—	98,266
Trade accounts receivable, net	—	123,552	44,308	—	167,860
Trade accounts receivable - DISH Network, net	—	47,717	—	—	47,717
Inventory	—	61,543	17,879	—	79,422
Advances to affiliates, net	129,030	26,383	3,718	(35,256)	123,875
Other current assets	18	20,807	28,688	(30)	49,483
Total current assets	2,299,283	334,876	128,876	(35,286)	2,727,749
Restricted cash and cash equivalents	6,785	—	767	—	7,552
Property and equipment, net	—	2,596,651	262,106	—	2,858,757
Regulatory authorizations, net	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	72,564	—	—	72,564
Investments in unconsolidated entities	—	36,771	—	—	36,771
Investment in subsidiaries	3,100,630	286,291	—	(3,386,921)	—
Advances to affiliates	700	60,761	—	(61,461)	—
Other noncurrent assets, net	111,812	151,200	101,590	(111,812)	252,790
Total assets	$5,519,210	$4,514,945	$493,339	$(3,595,480)	$6,932,014
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$101,254	$12,989	$—	$114,243
Current portion of long-term debt and capital lease obligations	—	33,068	4,202	—	37,270
Advances from affiliates, net	—	3,576	31,767	(35,256)	87
Accrued expenses and other	55,843	121,217	42,492	(30)	219,522
Total current liabilities	55,843	259,115	91,450	(35,286)	371,122
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,359,970	254,273	5,801	—	3,620,044
Deferred tax liabilities, net	—	792,120	141	(111,812)	680,449
Advances from affiliates	—	—	93,169	(61,461)	31,708
Other non-current liabilities	—	109,730	2,442	—	112,172
Total HSS shareholders’ equity (deficit)	2,103,397	3,099,707	287,214	(3,386,921)	2,103,397
Noncontrolling interests	—	—	13,122	—	13,122
Total liabilities and shareholders’ equity (deficit)	$5,519,210	$4,514,945	$493,339	$(3,595,480)	$6,932,014

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,991,949	$53,905	$25,110	$—	$2,070,964
Marketable investment securities, at fair value	177,614	10,309	—	—	187,923
Trade accounts receivable, net	—	138,861	43,651	—	182,512
Trade accounts receivable - DISH Network, net	—	19,323	—	—	19,323
Advances to affiliates, net	10	999,340	4,968	(893,866)	110,452
Inventory	—	45,623	17,015	—	62,638
Other current assets	48	19,183	27,083	—	46,314
Total current assets	2,169,621	1,286,544	117,827	(893,866)	2,680,126
Restricted cash and cash equivalents	11,097	—	723	—	11,820
Property and equipment, net	—	2,061,831	232,895	—	2,294,726
Regulatory authorizations, net	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	80,734	—	—	80,734
Investments in unconsolidated entities	—	42,560	—	—	42,560
Investment in subsidiaries	3,721,688	314,643	—	(4,036,331)	—
Advances to affiliates	700	60,761	—	(61,461)	—
Other noncurrent assets, net	92,727	142,091	153,646	(92,727)	295,737
Total assets	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$94,095	$12,321	$—	$106,416
Current portion of long-term debt and capital lease obligations	—	32,177	807	—	32,984
Advances from affiliates, net	850,807	12,228	31,429	(893,866)	598
Accrued expenses and other	44,654	136,921	38,738	—	220,313
Total current liabilities	895,461	275,421	83,295	(893,866)	360,311
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,358,179	262,883	1,401	—	3,622,463
Deferred tax liabilities, net	—	621,061	128	(92,727)	528,462
Advances from affiliates	—	—	93,429	(61,461)	31,968
Other non-current liabilities	—	80,532	2,775	—	83,307
Total HSS shareholders’ equity (deficit)	1,742,193	3,725,098	311,233	(4,036,331)	1,742,193
Noncontrolling interests	—	—	12,830	—	12,830
Total liabilities and shareholders’ equity (deficit)	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$111,304	$186	$—	$111,490
Services and other revenue - other	—	241,372	34,363	(5,512)	270,223
Equipment revenue - DISH Network	—	31	—	—	31
Equipment revenue - other	—	51,204	4,677	(7,507)	48,374
Total revenue	—	403,911	39,226	(13,019)	430,118
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	106,544	29,710	(5,355)	130,899
Cost of sales - equipment (exclusive of depreciation and amortization)	—	47,812	3,274	(6,860)	44,226
Selling, general and administrative expenses	—	65,685	9,497	(804)	74,378
Research and development expenses	—	7,705	—	—	7,705
Depreciation and amortization	—	105,447	6,773	—	112,220
Total costs and expenses	—	333,193	49,254	(13,019)	369,428
Operating income	—	70,718	(10,028)	—	60,690
Other Income (Expense):
Interest income	5,490	202	348	(199)	5,841
Interest expense, net of amounts capitalized	(57,299)	(3,222)	485	199	(59,837)
Gains on marketable investment securities, net	—	91	—	—	91
Other-than-temporary impairment loss on available-for-sale securities		(3,298)			(3,298)
Equity in earnings of unconsolidated affiliate	—	1,711	—	—	1,711
Equity in earnings (losses) of subsidiaries, net	41,859	(6,201)	—	(35,658)	—
Other, net	—	(138)	785	—	647
Total other income (expense), net	(9,950)	(10,855)	1,618	(35,658)	(54,845)
Income (loss) before income taxes	(9,950)	59,863	(8,410)	(35,658)	5,845
Income tax benefit (provision)	19,085	(17,856)	2,353	—	3,582
Net income (loss)	9,135	42,007	(6,057)	(35,658)	9,427
Less: Net income attributable to noncontrolling interests	—	—	292	—	292
Net income (loss) attributable to HSS	$9,135	$42,007	$(6,349)	$(35,658)	$9,135
Comprehensive Income (Loss):
Net income (loss)	$9,135	$42,007	$(6,057)	$(35,658)	$9,427
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	12,121	—	12,121
Unrealized gains (losses) on available-for-sale securities and other	(27)	(1,574)	101	—	(1,500)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	—	3,298	—	—	3,298
Equity in other comprehensive income (loss) of subsidiaries, net	13,946	12,222	—	(26,168)	—
Total other comprehensive income (loss), net of tax	13,919	13,946	12,222	(26,168)	13,919
Comprehensive income (loss)	23,054	55,953	6,165	(61,826)	23,346
Less: Comprehensive income attributable to noncontrolling interests	—	—	292	—	292
Comprehensive income (loss) attributable to HSS	$23,054	$55,953	$5,873	$(61,826)	$23,054

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$113,075	$—	$—	$113,075
Services and other revenue - other	—	246,078	29,778	(5,433)	270,423
Equipment revenue - DISH Network	—	2,769	—	—	2,769
Equipment revenue - other	—	43,897	2,937	(3,975)	42,859
Total revenue	—	405,819	32,715	(9,408)	429,126
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	108,448	21,274	(5,145)	124,577
Cost of sales - equipment (exclusive of depreciation and amortization)	—	44,013	2,607	(3,512)	43,108
Selling, general and administrative expenses	—	62,339	9,327	(751)	70,915
Research and development expenses	—	6,932	—	—	6,932
Depreciation and amortization	—	100,842	1,527	—	102,369
Total costs and expenses	—	322,574	34,735	(9,408)	347,901
Operating income	—	83,245	(2,020)	—	81,225
Other Income (Expense):
Interest income	1,229	45	649	(9)	1,914
Interest expense, net of amounts capitalized	(34,781)	(4,469)	1,210	9	(38,031)
Gains on marketable investment securities, net	—	215	—	—	215
Equity in earnings of unconsolidated affiliate	—	1,859	—	—	1,859
Equity in earnings (losses) of subsidiaries, net	51,079	(446)	—	(50,633)	—
Other, net	6,750	(207)	346	—	6,889
Total other income (expense), net	24,277	(3,003)	2,205	(50,633)	(27,154)
Income (loss) before income taxes	24,277	80,242	185	(50,633)	54,071
Income tax benefit (provision)	9,642	(29,074)	(609)	—	(20,041)
Net income (loss)	33,919	51,168	(424)	(50,633)	34,030
Less: Net income attributable to noncontrolling interests	—	—	111	—	111
Net income (loss) attributable to HSS	$33,919	$51,168	$(535)	$(50,633)	$33,919
Comprehensive Income (Loss):
Net income (loss)	$33,919	$51,168	$(424)	$(50,633)	$34,030
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7,709	—	7,709
Unrealized losses on available-for-sale securities and other	244	(650)	32	—	(374)
Equity in other comprehensive income (loss) of subsidiaries, net	7,091	7,741	—	(14,832)	—
Total other comprehensive income (loss), net of tax	7,335	7,091	7,741	(14,832)	7,335
Comprehensive income (loss)	41,254	58,259	7,317	(65,465)	41,365
Less: Comprehensive income attributable to noncontrolling interests	—	—	111	—	111
Comprehensive income (loss) attributable to HSS	$41,254	$58,259	$7,206	$(65,465)	$41,254

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$9,135	$42,007	$(6,057)	$(35,658)	$9,427
Adjustments to reconcile net income (loss) to net cash flows from operating activities	11,863	27,173	7,956	35,658	82,650
Net cash flows from operating activities	20,998	69,180	1,899	—	92,077
Cash Flows from Investing Activities:
Sales and maturities of marketable investment securities	87,435	—	—	—	87,435
Expenditures for property and equipment	—	(53,634)	(20,541)	—	(74,175)
Changes in restricted cash and cash equivalents	4,312	—	(44)	—	4,268
Investment in subsidiary	(24,500)	(27,500)	—	52,000	—
Expenditures for externally marketed software	—	(10,832)	—	—	(10,832)
Net cash flows from investing activities	67,247	(91,966)	(20,585)	52,000	6,696
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	24,500	27,500	(52,000)	—
Repayment of debt and capital lease obligations	—	(7,717)	(412)	—	(8,129)
Other, net	600	(1,853)	82	—	(1,171)
Net cash flows from financing activities	600	14,930	27,170	(52,000)	(9,300)
Effect of exchange rates on cash and cash equivalents	—	—	689	—	689
Net increase (decrease) in cash and cash equivalents	88,845	(7,856)	9,173	—	90,162
Cash and cash equivalents, at beginning of period	1,991,949	53,905	25,110	—	2,070,964
Cash and cash equivalents, at end of period	$2,080,794	$46,049	$34,283	$—	$2,161,126

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$33,919	$51,168	$(424)	$(50,633)	$34,030
Adjustments to reconcile net income (loss) to net cash flows from operating activities	24,712	46,000	11,353	50,633	132,698
Net cash flows from operating activities	58,631	97,168	10,929	—	166,728
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(134,572)	—	—	—	(134,572)
Sales and maturities of marketable investment securities	146,814	—	—	—	146,814
Expenditures for property and equipment	—	(88,958)	(39,999)	—	(128,957)
Expenditures for externally marketed software	—	(5,959)	—	—	(5,959)
Changes in restricted cash and cash equivalents	(618)	—	(44)	—	(662)
Investment in subsidiary	(28,199)	(28,199)	—	56,398	—
Payment for EchoStar XXI launch services	—	—	(11,875)	—	(11,875)
Other, net	—	340	—	(340)	—
Net cash flows from investing activities	(16,575)	(122,776)	(51,918)	56,058	(135,211)
Cash Flows from Financing Activities:
Proceeds from capital contributions from parent	—	28,199	28,199	(56,398)	—
Capital contribution from EchoStar	11,875	—	—	—	11,875
Repayment of long-term debt and capital lease obligations	—	(6,912)	(1,302)	—	(8,214)
Advances from affiliates	—	—	2,504	—	2,504
Other, net	—	(869)	742	340	213
Net cash flows from financing activities	11,875	20,418	30,143	(56,058)	6,378
Effect of exchange rates on cash and cash equivalents	—	—	43	—	43
Net increase (decrease) in cash and cash equivalents	53,931	(5,190)	(10,803)	—	37,938
Cash and cash equivalents, at beginning of period	300,634	55,767	26,589	—	382,990
Cash and cash equivalents, at end of period	$354,565	$50,577	$15,786	$—	$420,928

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

On January 31, 2017, EchoStar and certain of its and our subsidiaries, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect.

Effective in March of 2017, we changed our overhead allocation methodology used in our segment disclosures to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury operations, and gains (losses) from certain of our investments. These activities are accounted for in “Corporate and Other.”

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2017

•	Revenue of $430.1 million

•	Operating income of $60.7 million

•	Net income of $9.4 million

•	Net income attributable to HSS of $9.1 million

•	EBITDA of $171.8 million (see reconciliation of this non-GAAP measure on pages 41 and 42)

Consolidated Financial Condition as of March 31, 2017

•	Total assets of $6.93 billion

•	Total liabilities of $4.81 billion

•	Total shareholders’ equity of $2.12 billion

•	Cash, cash equivalents and current marketable investment securities of $2.26 billion

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

Our Hughes segment currently uses three satellites, the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. In December 2016, EchoStar launched the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which will provide significant capacity for continued subscriber growth. The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the Hughes broadband services to our customers in North America and added capacity in Mexico and certain Latin American countries and is expected to add capability for aeronautical, enterprise and international broadband services. We expect to launch service in Colombia in the second half of 2017 followed by service in other countries. Capital expenditures associated with the construction and launch of the EchoStar XIX satellite were incurred by our parent company. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C. and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes satellite internet service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA we do not expect to earn significant equipment revenue from our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”) in the future and we expect our sales acquisition costs to increase in future periods.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

As of March 31, 2017 and December 31, 2016, our Hughes segment had approximately 1,043,000 and 1,036,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels. Gross subscriber additions decreased by approximately 3,100 in the first quarter of 2017 compared to the fourth quarter of 2016 primarily due to a decrease in new subscribers in our North American retail and wholesale channels resulting from capacity constraints. The decrease was partially offset by an increase in additions in our Brazil market.  Our average monthly subscriber churn percentage for the first quarter of 2017 increased compared to the fourth quarter of 2016.  As a result of lower gross subscriber additions and higher churn, net subscriber additions were approximately 7,000 for the quarter ended March 31, 2017 compared to approximately 17,000 for the fourth quarter of 2016. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

 As of March 31, 2017 and December 31, 2016, our Hughes segment had approximately $1.56 billion and $1.52 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites. We provide satellite services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture that EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for certain satellites owned by DISH Network.

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

In August 2014, we entered into: (i) a construction contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-band, Ku-band and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we will transfer the title to the C-band and Ka-band payloads to SES Satellite Leasing Limited at launch and transfer the title to the Ku-band payload to SES following in-orbit testing of the satellite. Simultaneously, SES will provide to us satellite service on the entire Ku-band payload on the EchoStar 105/SES-11 satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. Due to anomalies experienced by our launch provider, the expected launch date of the EchoStar 105/SES-11 satellite has been delayed. We currently expect to launch the EchoStar 105/SES-11 satellite in the third quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace and augment our current capacity on the AMC-15 satellite. As a result of this launch delay, we have incurred and expect to incur additional costs related to the lease of the AMC-15 satellite.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We continue to pursue expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverages the ground monitoring networks and personnel currently within our ESS segment.

As of March 31, 2017 and December 31, 2016, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.07 billion and $1.16 billion, respectively.

New Business Opportunities

Our industry is evolving with the increase in worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, balloons, and High Altitude Platform Systems have begun to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, entertainment and commerce in North America and internationally for consumers, enterprises and governments.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$111,490	$113,075	$(1,585)	(1.4)
Services and other revenue - other	270,223	270,423	(200)	(0.1)
Equipment revenue - DISH Network	31	2,769	(2,738)	(98.9)
Equipment revenue - other	48,374	42,859	5,515	12.9
Total revenue	430,118	429,126	992	0.2
Costs and Expenses:
Cost of sales - services and other	130,899	124,577	6,322	5.1
% of Total services and other revenue	34.3%	32.5%
Cost of sales - equipment	44,226	43,108	1,118	2.6
% of Total equipment revenue	91.4%	94.5%
Selling, general and administrative expenses	74,378	70,915	3,463	4.9
% of Total revenue	17.3%	16.5%
Research and development expenses	7,705	6,932	773	11.2
% of Total revenue	1.8%	1.6%
Depreciation and amortization	112,220	102,369	9,851	9.6
Total costs and expenses	369,428	347,901	21,527	6.2
Operating income	60,690	81,225	(20,535)	(25.3)

Other Income (Expense):
Interest income	5,841	1,914	3,927	*
Interest expense, net of amounts capitalized	(59,837)	(38,031)	(21,806)	57.3
Gains (losses) and impairment on marketable investment securities, net	(3,207)	215	(3,422)	*
Other, net	2,358	8,748	(6,390)	(73.0)
Total other expense, net	(54,845)	(27,154)	(27,691)	*
Income before income taxes	5,845	54,071	(48,226)	(89.2)
Income tax benefit (provision)	3,582	(20,041)	23,623	*
Net income	9,427	34,030	(24,603)	(72.3)
Less: Net income attributable to noncontrolling interests	292	111	181	*
Net income attributable to HSS	$9,135	$33,919	$(24,784)	(73.1)

Other Data:
EBITDA (2)	$171,769	$192,446	$(20,677)	(10.7)
Subscribers, end of period	1,043,000	1,038,000	5,000	0.5
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 44 and 45 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income.” the most directly comparable GAAP measure in the accompanying financial statements, is included on pages 41 and 42. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 45.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $111.5 million for the three months ended March 31, 2017, a decrease of $1.6 million or 1.4%, compared to the same period in 2016 primarily from our Hughes segment. The decrease was primarily attributable to a decrease in wholesale subscribers, partially offset by an increase in the average revenue per subscriber as a result of an increase in wholesale subscribers receiving higher end service plans.

Services and other revenue — other.  “Services and other revenue — other” totaled $270.2 million for the three months ended March 31, 2017, a decrease of $0.2 million, or 0.1%, compared to the same period in 2016.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2017 increased by $2.3 million, or 0.9%, to $257.6 million compared to the same period in 2016.  The increase was primarily attributable to an increase in sales of broadband services of $6.7 million to our domestic and international consumers, $1.1 million to our domestic enterprise customers and $0.9 million to our telecom systems customers, partially offset by a decrease in sales of broadband services of $6.6 million to our other international markets.

Services and other revenue - other from our ESS segment for the three months ended March 31, 2017 decreased by $2.5 million, or 15.8%, to $13.1 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in sales of transponder services due to expired service contracts and a decrease in the number of transponders available for use in providing service.

Equipment revenue - DISH Network. “Equipment revenue — DISH Network” totaled $31.0 thousand for the three months ended March 31, 2017, a decrease of $2.7 million or 98.9%, compared to the same period in 2016 primarily from our Hughes segment. The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET.

Equipment revenue — other.  “Equipment revenue — other” totaled $48.4 million for the three months ended March 31, 2017, an increase of $5.5 million or 12.9%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was mainly due to an increase of $9.3 million in sales of broadband equipment to our domestic enterprise customers, partially offset by a decrease of $3.6 million in revenue from our telecom systems customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $130.9 million for the three months ended March 31, 2017, an increase of $6.3 million or 5.1%, compared to the same period in 2016.

Cost of sales - services and other from our Hughes segment for the three months ended March 31, 2017 increased by $6.7 million, or 6.2%, to $115.0 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband service provided to our international customers of $3.2 million primarily due to the launch of consumer satellite broadband services in Brazil in July 2016 and an increase of $2.3 million in costs of our broadband services related to the increase in sales of broadband services to our domestic consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the three months ended March 31, 2017 decreased by $0.5 million, or 3.1%, to $15.9 million compared to the same period in 2016.  The decrease was primarily due to a decrease in cost of sales of transponder services as a result of a decrease in the number of leased transponders available for use in providing service.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $44.2 million for the three months ended March 31, 2017, an increase of $1.1 million or 2.6%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was primarily attributable to an increase of $3.6 million in equipment costs related to the increase in sales volume of broadband equipment to our domestic enterprise customers and an increase of $1.8 million in equipment costs to our international customers, partially offset by a decrease of $2.3 million in equipment costs related to our telecom systems customers and a decrease of $2.1 million related to the decrease in the volume of unit sales of broadband equipment to dishNET.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $74.4 million for three months ended March 31, 2017, an increase of $3.5 million or 4.9%, compared to the same period in 2016. The increase was primarily related to an increase of $5.5 million as a result of our revised corporate structure and an increase of $1.3 million in marketing and promotional costs in our Hughes segment, partially offset by other general and administrative expenses. As a result of the Hughes Broadband Master Services Agreement entered into in March 2017, we expect our sales acquisition costs to increase in future periods.

Research and development expenses.  “Research and development expenses” totaled $7.7 million for the three months ended March 31, 2017, an increase of $0.8 million or 11.2%, compared to the same period in 2016.  The increase was primarily related to an increase in research and development expense in our Hughes segment.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $112.2 million for the three months ended March 31, 2017, an increase of $9.9 million or 9.6%, compared to the same period in 2016.  The increase in depreciation expense was primarily the result of the launch of the EUTELSAT 65 West A satellite that was placed into service in the second

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

quarter of 2016 and the contribution of the EchoStar XIX satellite from EchoStar to us in February 2017. In addition, the increase was also due to an increase in depreciation expense relating to an increase in expenditures for machinery and equipment in 2017.

Interest income.  “Interest income” totaled $5.8 million for the three months ended March 31, 2017, an increase of $3.9 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $59.8 million for the three months ended March 31, 2017, an increase of $21.8 million or 57.3%, compared to the same period in 2016.  The increase was primarily due to the issuance of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016.

Gains (losses) and impairment on marketable investment securities, net. “Gains (losses) and impairment on marketable investment securities, net” totaled $3.2 million in losses for the three months ended March 31, 2017 compared to $0.2 million in gains for the same period in 2016.  The change of $3.4 million was primarily due to an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017.

Other, net.  “Other, net” totaled $2.4 million in income for the three months ended March 31, 2017, a decrease of $6.4 million or 73.0%, compared to the same period in 2016. The decrease was primarily related to $6.8 million for a provision recorded in the first half of 2015 in connection with Federal Communications Commission (“FCC”) regulatory fees, which was reversed in the first quarter of 2016, partially offset by a favorable foreign exchange impact of $0.5 million in 2017 and a decrease in loss of $0.1 million in a protective put associated with our trading securities in 2017.

Income tax benefit (provision).  Income tax benefit was $3.6 million for the three months ended March 31, 2017 compared to an income tax expense of $20.0 million for the three months ended March 31, 2016. Our effective income tax rate was (61.3)% and 37.1% for the three months ended March 31, 2017 and 2016, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange Agreement.  For the three months ended March 31, 2016, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the impact of state and local taxes.

Net income attributable to HSS.  “Net income attributable to HSS” was $9.1 million for the three months ended March 31, 2017, a decrease of $24.8 million or 73.1%, compared to the same period in 2016.  The decrease was primarily due to (i) an increase of $22.3 million in interest expense related to the issuance of the 2026 Notes in the third quarter of 2016, (ii) a decrease in operating income of $20.5 million, (iii) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and (iv) an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017. These increases were partially offset by a decrease of $23.6 million in income tax provision and an increase of $3.9 million in interest income primarily attributable to the increase in our short term investments from proceeds from the issuance of long-term debt in the third quarter of 2016.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $171.8 million for the three months ended March 31, 2017, a decrease of $20.7 million or 10.7%, compared to the same period in 2016. The decrease was primarily due to (i) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (ii) a decrease of $6.4 million in gross margin, which we define as total revenue less total cost of sales, (iii) an increase of $3.5 million in selling, general and administrative expense and (iv) an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$9,427	$34,030	$(24,603)	(72.3)

Interest income and expense, net	53,996	36,117	17,879	49.5
Income tax (benefit) provision	(3,582)	20,041	(23,623)	*
Depreciation and amortization	112,220	102,369	9,851	9.6
Net income attributable to noncontrolling interests	(292)	(111)	(181)	*
EBITDA	$171,769	$192,446	$(20,677)	(10.7)

Segment Operating Results and Capital Expenditures

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended March 31, 2017
Total revenue	$329,320	$100,326	$472	$430,118
Capital expenditures	$65,667	$8,508	$—	$74,175
EBITDA	$100,852	$83,063	$(12,146)	$171,769
For the Three Months Ended March 31, 2016
Total revenue	$326,238	$102,989	$(101)	$429,126
Capital expenditures	$104,237	$24,720	$—	$128,957
EBITDA	$110,356	$88,640	$(6,550)	$192,446

Hughes Segment

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$329,320	$326,238	$3,082	0.9
Capital expenditures	$65,667	$104,237	$(38,570)	(37.0)
EBITDA	$100,852	$110,356	$(9,504)	(8.6)

Revenue

Hughes segment total revenue for the three months ended March 31, 2017 increased by $3.1 million, or 0.9%, compared to the same period in 2016.  The increase was primarily due to an increase of $9.3 million in revenue related to sales of broadband equipment to our domestic enterprise customers and an increase of $6.7 million in revenue related to sales of broadband services to our domestic and international consumers.  These increases were partially offset by a decrease in sales of broadband services of $6.6 million to our other international markets, a decrease in revenue of broadband equipment to our telecom systems customers of $3.6 million and a decrease in the unit sales of broadband equipment to dishNET of $2.7 million.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2017 decreased by $38.6 million, or 37.0%, compared to the same period in 2016, primarily as a result of a decrease in expenditures on the satellites and related ground infrastructures.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2017 was $100.9 million, decreased by $9.5 million, or 8.6%, compared to the same period in 2016.  The decrease was primarily attributable to a decrease of $4.6 million in gross margin, an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017 and an increase of $1.1 million in selling, general and administrative expenses.

EchoStar Satellite Services Segment

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$100,326	$102,989	$(2,663)	(2.6)
Capital expenditures	$8,508	$24,720	$(16,212)	(65.6)
EBITDA	$83,063	$88,640	$(5,577)	(6.3)

Revenue

ESS segment total revenue for the three months ended March 31, 2017 decreased by $2.7 million, or 2.6%, compared to the same period in 2016, primarily attributable to a decrease in sales of transponder services due to expired service contracts and a decrease in the number of transponders available for use in providing service.

Capital Expenditures

ESS segment capital expenditures for the three months ended March 31, 2017 decreased by $16.2 million, or 65.6%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the three months ended March 31, 2017 was $83.1 million, a decrease of $5.6 million, or 6.3%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $3.8 million due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and a decrease of $2.2 million in gross margin.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Corporate and Other

Corporate and Other is comprised of various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate, and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury activities and gains (losses) from certain of our investments.

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$472	$(101)	$573	*
Capital expenditures	$—	$—	$—	*
EBITDA	$(12,146)	$(6,550)	$(5,596)	85.4
* Percentage is not meaningful.

EBITDA

For the three months ended March 31, 2017, Corporate and Other EBITDA was a loss of $12.1 million, an increase in losses of $5.6 million, or 85.4%, compared to the same period in 2016.  The change in EBITDA was primarily related to a 2015 provision of $3.0 million recorded in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and an increase in selling, general and administrative expenses of $2.7 million primarily due to the revised corporate structure.

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

Cost of sales — equipment.  “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network.

Selling, general and administrative expenses.  “Selling, general and administrative expenses” primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (e.g. legal, information

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as “Net income” excluding “Interest expense, net of amounts capitalized,” “Interest income,” “Income tax benefit (provision),” and “Depreciation and amortization.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 11 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.         EXHIBITS

Exhibit No.	Description

3.1*
Articles of Amendment to Articles of Incorporation of Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 3.2 to EchoStar Corporation’s Current Report on Form 8-K filed March 6, 2017, Commission File No. 001-33807)

4.1*
Joinder Agreement, dated as of March 23, 2017, to the Security Agreement dated as of June 8, 2011, by and between Cheyenne Data Center L.L.C. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.18 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.2*
Supplemental Indenture, dated March 23, 2017, relating to Hughes Satellite Systems Corporation’s 5.250% Senior Secured Notes due 2026, among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.19 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.3*
Supplemental Indenture, dated as of March 23, 2017, relating to Hughes Satellite Systems Corporation’s 6.625% Senior Notes due 2026, among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.20 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.4*
Supplemental Indenture, dated March 23, 2017, relating to Hughes Satellite Systems Corporation’s 6½% Senior Secured Notes due 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.21 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

4.5*
Supplemental Indenture, dated March 23, 2017, relating to Hughes Satellite Systems Corporation’s 7⅝% Senior Notes due 2021, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.22 to the Registration Statement of Form S-4 of Hughes Satellite Systems Corporation, filed April 6, 2017, Commission File No. 333-179121)

10.1*	EchoStar Corporation 2017 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**
10.2*
EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.3*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 10, 2017	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)