Form 10-Q
period 2017-06-30
Hughes Satellite Systems Corp
filed 2017-08-09
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

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

As of August 1, 2017, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on DISH Network Corporation and its subsidiaries (“DISH Network”) for a significant portion of our revenue;

•	our ability to implement our strategic initiatives;

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	June 30, 2017	December 31, 2016
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$2,167,238	$2,070,964
Marketable investment securities, at fair value	58,349	187,923
Trade accounts receivable, net of allowance for doubtful accounts of $12,541 and $12,752, respectively	192,246	182,512
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	48,629	19,323
Inventory	91,265	62,638
Prepaids and deposits	37,404	34,505
Advances to affiliates, net	110,862	110,452
Other current assets	11,889	11,809
Total current assets	2,717,882	2,680,126
Noncurrent Assets:
Restricted cash and cash equivalents	13,056	11,820
Property and equipment, net of accumulated depreciation of $2,550,621 and $2,503,187, respectively	2,843,200	2,294,726
Regulatory authorizations, net	471,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	65,897	80,734
Investments in unconsolidated entities	38,410	42,560
Other noncurrent assets, net	186,312	295,737
Total noncurrent assets	4,122,706	3,701,408
Total assets	$6,840,588	$6,381,534
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$111,244	$106,416
Current portion of long-term debt and capital lease obligations	39,229	32,984
Advances from affiliates, net	215	598
Deferred revenue and prepayments	54,722	59,989
Accrued interest	45,889	46,255
Accrued compensation	29,890	33,457
Accrued expenses and other	93,680	80,612
Total current liabilities	374,869	360,311
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,611,746	3,622,463
Deferred tax liabilities, net	681,816	528,462
Advances from affiliates	32,977	31,968
Other noncurrent liabilities	111,313	83,307
Total noncurrent liabilities	4,437,852	4,266,200
Total liabilities	4,812,721	4,626,511
Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Preferred Stock, $.001 par value, 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, zero authorized, issued and outstanding at June 30, 2017 and 300 shares authorized, 81.128 issued and outstanding at December 31, 2016	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at June 30, 2017 and 1,000 shares issued and outstanding December 31, 2016	—	—
Additional paid-in capital	1,772,142	1,516,199
Accumulated other comprehensive loss	(53,547)	(60,719)
Accumulated earnings	295,968	286,713
Total HSS shareholders’ equity	2,014,563	1,742,193
Noncontrolling interests	13,304	12,830
Total shareholders’ equity	2,027,867	1,755,023
Total liabilities and shareholders’ equity	$6,840,588	$6,381,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Services and other revenue - DISH Network	$110,921	$112,528	$222,411	$225,603
Services and other revenue - other	285,055	274,563	555,278	544,986
Equipment revenue - DISH Network	18	2,101	49	4,870
Equipment revenue - other	66,271	51,526	114,645	94,385
Total revenue	462,265	440,718	892,383	869,844
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	133,071	126,800	263,970	251,377
Cost of sales - equipment (exclusive of depreciation and amortization)	57,865	47,320	102,091	90,428
Selling, general and administrative expenses	86,115	69,185	160,493	140,100
Research and development expenses	7,437	7,562	15,142	14,494
Depreciation and amortization	124,743	102,305	236,963	204,674
Total costs and expenses	409,231	353,172	778,659	701,073
Operating income	53,034	87,546	113,724	168,771

Other Income (Expense):
Interest income	7,086	1,507	12,927	3,421
Interest expense, net of amounts capitalized	(61,376)	(36,059)	(121,213)	(74,090)
Gains on marketable investment securities, net	1,632	5,080	1,723	5,295
Other-than-temporary impairment loss on available-for-sale securities	—	—	(3,298)	—
Equity in earnings of unconsolidated affiliate	1,639	2,245	3,350	4,104
Other, net	(2,222)	(1,500)	(1,575)	5,389
Total other expense, net	(53,241)	(28,727)	(108,086)	(55,881)
Income before income taxes	(207)	58,819	5,638	112,890
Income tax benefit (provision)	509	(20,820)	4,091	(40,861)
Net income	302	37,999	9,729	72,029
Less: Net income attributable to noncontrolling interests	182	311	474	422
Net income attributable to HSS	$120	$37,688	$9,255	$71,607

Comprehensive Income (Loss):
Net income	$302	$37,999	$9,729	$72,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,736)	1,643	5,385	9,352
Unrealized gains (losses) on available-for-sale securities and other	(11)	2,167	(1,511)	1,793
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	—	—	3,298	—
Recognition of realized gains on available-for-sale securities in net income	—	(2,985)	—	(2,985)
Total other comprehensive income (loss), net of tax	(6,747)	825	7,172	8,160
Comprehensive income (loss)	(6,445)	38,824	16,901	80,189
Less: Comprehensive income attributable to noncontrolling interests	182	125	474	236
Comprehensive income (loss) attributable to HSS	$(6,627)	$38,699	$16,427	$79,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, January 1, 2016	$1,417,748	$(54,116)	$166,698	$11,310	$1,541,640
Stock-based compensation	2,487	—	—	—	2,487
Transfer of EchoStar XXIII launch service contract from EchoStar	70,300	—	—	—	70,300
Contribution to fund launch service contract payment	11,875	—	—	—	11,875
Other	(280)	—	—	—	(280)
Comprehensive income (loss):
Net income	—	—	71,607	422	72,029
Foreign currency translation adjustment	—	9,538	—	(186)	9,352
Unrealized losses on available-for-sale securities, net and other	—	(1,192)	—	—	(1,192)
Balance, June 30, 2016	$1,502,130	$(45,770)	$238,305	$11,546	$1,706,211

Balance, January 1, 2017	$1,516,199	$(60,719)	$286,713	$12,830	$1,755,023
Stock-based compensation	2,480	—	—	—	2,480
Transfer of launch service contracts to EchoStar	(145,114)	—	—	—	(145,114)
Contribution of EchoStar XIX satellite, net of deferred tax	369,263	—	—	—	369,263
Contribution of net assets pursuant to Share Exchange Agreement	219,662	—	—	—	219,662
Exchange of uplinking business net assets for HSS Tracking Stock	(190,221)	—	—	—	(190,221)
Other	(127)	—	—	—	(127)
Comprehensive income (loss):
Net income	—	—	9,255	474	9,729
Foreign currency translation adjustment	—	5,385	—	—	5,385
Unrealized gains and other-than-temporary impairment loss on marketable investment securities, net and other	—	1,787	—	—	1,787
Balance, June 30, 2017	$1,772,142	$(53,547)	$295,968	$13,304	$2,027,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$9,729	$72,029
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	236,963	204,674
Equity in earnings of unconsolidated affiliate	(3,350)	(4,104)
Amortization of debt issuance costs	3,617	3,103
Losses (gains) and impairment on marketable investment securities, net	1,575	(5,295)
Stock-based compensation	2,480	2,487
Deferred tax provision (benefit)	(6,683)	39,219
Dividends received from unconsolidated entity	7,500	10,000
Proceeds from sale of trading securities	8,922	7,140
Changes in current assets and current liabilities, net	(66,353)	(52,511)
Changes in noncurrent assets and noncurrent liabilities, net	(7,456)	3,654
Other, net	2,300	945
Net cash flows from operating activities	189,244	281,341
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(992)	(280,810)
Sales and maturities of marketable investment securities	119,825	213,913
Expenditures for property and equipment	(175,344)	(220,591)
Expenditures for externally marketed software	(17,119)	(12,299)
Changes in restricted cash and cash equivalents	(1,236)	(1,584)
Investment in unconsolidated entity	—	(1,636)
Payment for EchoStar XXI launch services	—	(11,875)
Net cash flows from investing activities	(74,866)	(314,882)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	(17,111)	(16,199)
Advances from (to) affiliates, net	(36)	4,934
Capital contribution from EchoStar	—	11,875
Other, net	(1,882)	(798)
Net cash flows from financing activities	(19,029)	(188)
Effect of exchange rates on cash and cash equivalents	925	527
Net increase (decrease) in cash and cash equivalents	96,274	(33,202)
Cash and cash equivalents, beginning of period	2,070,964	382,990
Cash and cash equivalents, end of period	$2,167,238	$349,788

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$130,046	$86,623
Capitalized interest	$13,144	$15,830
Cash paid for income taxes	$2,141	$2,471
Property and equipment financed under capital lease obligations	$8,189	$335
Increase (decrease) in capital expenditures included in accounts payable, net	$(2,120)	$906
Transfer of launch service contracts from (to) EchoStar	$(145,114)	$70,300
Contribution of net assets pursuant to Share Exchange Agreement	$219,662	$—
Exchange of uplinking business net assets for HSS Tracking Stock	$(190,221)	$—
Capitalized in-orbit incentive obligations	$31,000	$—
Contribution of EchoStar XIX satellite	$514,448	$—

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

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network Corporation (“DISH”) pursuant to which, effective March 1, 2014, (i) EchoStar and HSS issued Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the shares issued as HSS Tracking Stock represented a 28.11% economic interest in the HRG and the shares issued as EchoStar Tracking Stock represented a 51.89% economic interest in the HRG).  In addition to the remaining 20.0% economic interest in HRG, HSS retained all economic interest in the wholesale satellite broadband business and other businesses of HSS.

On January 31, 2017, EchoStar and certain of its and our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the EchoStar Tracking Stock and HSS Tracking Stock were retired and are no longer outstanding and all agreements, arrangements and policy statements with respect to such tracking stock terminated and are of no further effect.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries (“Hughes Communications”) and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C.  A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the six months ended June 30, 2017 or 2016.

As of June 30, 2017 and December 31, 2016, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) (see Note 9) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of June 30, 2017 and December 31, 2016, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $102.7 million and $74.1 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $6.8 million and $3.3 million for the three months ended June 30, 2017 and 2016, respectively, and $13.7 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively. In addition, we incurred other research and development expenses of approximately $7.4 million and $7.6 million for the three months ended June 30, 2017 and 2016, respectively, and $15.1 million and $14.5 million for the six months ended June 30, 2017 and 2016, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of June 30, 2017 and December 31, 2016, the net carrying amount of externally marketed software was $84.8 million and $76.3 million, respectively, of which $12.4 million and $50.1 million, respectively, was under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $6.3 million for each of the three months ended June 30, 2017 and 2016, respectively, and $17.1 million and $12.3 million for the six months ended June 30, 2017 and 2016, respectively.  We recorded amortization expense relating to the development of externally marketed software of $5.3 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $8.6 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively. The weighted average useful life of our externally marketed software was approximately four years as of June 30, 2017.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through net income. The update permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Note 3.    Other Comprehensive Income (Loss) and Related Tax Effects

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions. We have not recognized any tax effects on unrealized gains or losses on available-for-sale securities because such gains or losses would affect the amount of unrealized capital losses for which the related deferred tax asset has been fully offset by a valuation allowance.

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $53.7 million and $59.0 million as of June 30, 2017 and December 31, 2016, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Condensed Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains on marketable investment securities	$—	$(2,985)	$—	$(2,985)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	—	—	3,298	—
Total reclassifications, net of tax and noncontrolling interests		$—	$(2,985)	$3,298	$(2,985)

(1)
When available-for-sale securities are sold, the related unrealized gains and losses that were previously recognized in other comprehensive income (loss) are reclassified and recognized as “Gains on marketable investment securities, net” in our condensed consolidated statements of operations and comprehensive income (loss).

(2)	We recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities.

Note 4.    Investment Securities

Marketable Investment Securities

Our marketable investment securities consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$56,367	$164,619
Strategic equity securities	1,622	10,309
Other	360	12,995
Total marketable investment securities—current	$58,349	$187,923

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

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the three and six months ended June 30, 2017 or 2016. We recognized a $3.3 million other-than-temporary impairment for the six months ended June 30, 2017 on one of our investments. This investment had been in a continuous loss position for more than 12 months and experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

For the three and six months ended June 30, 2017, “Gains on marketable investment securities, net” included gains of $1.6 million and $1.7 million, respectively, related to trading securities that we held as of June 30, 2017. For the three and six months ended June 30, 2016, “Gains on marketable investment securities, net” included losses of $1.2 million and $1.0 million, respectively, related to trading securities that we held as of June 30, 2016.  The fair values of our trading securities were zero and $7.2 million as of June 30, 2017 and December 31, 2016, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2017
Debt securities:
Corporate bonds	$56,358	$22	$(13)	$56,367
Other	360	—	—	360
Equity securities - strategic	1,535	87	—	1,622
Total available-for-sale securities	$58,253	$109	$(13)	$58,349
As of December 31, 2016
Debt securities:
Corporate bonds	$164,563	$94	$(38)	$164,619
Other	12,994	1	—	12,995
Equity securities - strategic	4,834	—	(1,724)	3,110
Total available-for-sale securities	$182,391	$95	$(1,762)	$180,724

As of June 30, 2017, restricted and non-restricted available-for-sale securities included debt securities of $56.7 million with contractual maturities of one year or less and zero with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

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

	As of
	June 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$15,740	$(10)	$62,473	$(1,760)
12 months or more	5,094	(3)	1,571	(2)
Total	$20,834	$(13)	$64,044	$(1,762)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Sales of Available-for-Sale Securities

We recognized zero gains and losses from the sales of our available-for-sale securities for each of the three and six months ended June 30, 2017. We recognized gains from the sales of our available-for-sale securities of $3.0 million for each of the three and six months ended June 30, 2016. We recognized de minimis losses from the sales of our available-for-sale securities for each of the three and six months ended June 30, 2016.

Proceeds from sales of our available-for-sale securities totaled $8.9 million and $15.3 million for the three months ended June 30, 2017 and 2016, respectively, and $8.9 million and $17.6 million for the six months ended June 30, 2017 and 2016, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of June 30, 2017 and December 31, 2016, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$2,105,680	$21,365	$2,084,315	$1,991,949	$14,011	$1,977,938
Debt securities:
Corporate bonds	$56,367	$—	$56,367	$164,619	$—	$164,619
Other	360	—	360	12,995	—	12,995
Equity securities - strategic	1,622	1,622	—	10,309	10,309	—
Total marketable investment securities	$58,349	$1,622	$56,727	$187,923	$10,309	$177,614

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

Our investments in unconsolidated entities consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Investments in unconsolidated entities—noncurrent:
Cost method	$15,438	$15,438
Equity method	22,972	27,122
Total investments in unconsolidated entities—noncurrent	$38,410	$42,560

We did not record any cash distributions from our investments accounted for using the equity method for each of the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recorded cash distributions from one of these investments accounted for using the equity method of $7.5 million and $10.0 million, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our condensed consolidated statements of cash flows.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 5.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$171,227	$159,094
Contracts in process, net	33,560	36,170
Total trade accounts receivable	204,787	195,264
Allowance for doubtful accounts	(12,541)	(12,752)
Trade accounts receivable - DISH Network	48,629	19,323
Total trade accounts receivable, net	$240,875	$201,835

As of June 30, 2017 and December 31, 2016, progress billings offset against contracts in process amounted to $17.2 million and $14.6 million, respectively.

Note 6.    Inventory

Our inventory consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Finished goods	$70,692	$49,773
Raw materials	7,407	6,678
Work-in-process	13,166	6,187
Total inventory	$91,265	$62,638

Note 7.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		June 30, 2017	December 31, 2016
		(In thousands)
Land	—	$13,401	$13,273
Buildings and improvements	1 - 30	127,470	79,765
Furniture, fixtures, equipment and other	1 - 12	557,767	430,078
Customer rental equipment	2 - 4	786,311	689,579
Satellites - owned	2 - 15	2,750,767	2,381,120
Satellites acquired under capital leases	10 - 15	789,725	781,761
Construction in progress	—	368,380	422,337
Total property and equipment		5,393,821	4,797,913
Accumulated depreciation		(2,550,621)	(2,503,187)
Property and equipment, net		$2,843,200	$2,294,726

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$275,397	$244,234
Satellite related equipment	78,856	152,683
Other	14,127	25,420
Construction in progress	$368,380	$422,337

Construction in progress included the following owned and leased satellites under construction or undergoing in-orbit testing as of June 30, 2017.

Satellites	Segment	Expected Launch Date
EchoStar 105/SES-11	ESS	Fourth quarter of 2017
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)	We entered into a satellite services agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Satellites	$57,322	$46,965	$109,466	$93,930
Furniture, fixtures, equipment and other	19,968	14,102	36,650	28,144
Customer rental equipment	34,081	29,000	64,677	58,137
Buildings and improvements	1,409	1,048	2,666	2,109
Total depreciation expense	$112,780	$91,115	$213,459	$182,320

Satellites

As of June 30, 2017, our satellite fleet consisted of 18 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. Three of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms. We utilized one satellite that is accounted for as an operating lease and not included in property and equipment as of June 30, 2017.

Recent Developments

EchoStar III. In July 2017, the EchoStar III satellite experienced an anomaly of unknown origin that caused communications with the satellite to be interrupted and intermittent.  The EchoStar III satellite is a fully depreciated, non-revenue generating asset, which we are in the process of retiring. The anomaly is not expected to have a material impact on our results of operations or financial position.

EchoStar VIII. During the second quarter of 2017, the EchoStar VIII satellite was removed from its orbital location and retired from commercial service. This retirement has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and was placed into service in March 2017. The EchoStar XIX satellite provides additional capacity for the Hughes broadband services to our customers in North America and

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

added capacity in certain Central and South American countries and has added capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

EchoStar 105/SES-11. Due to anomalies experienced by our launch provider, the launch date of our EchoStar 105/SES-11 satellite was delayed. EchoStar 105/SES-11 is expected to launch in the fourth quarter of 2017. Our Ku-band payload on the EchoStar 105/SES-11 satellite will replace our current capacity on the AMC-15 satellite.

Satellite Anomalies

Our satellites may experience anomalies from time to time, some of which may have a significant adverse impact on their remaining useful lives, the commercial operation of the satellites or our operating results. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such material adverse effect during the six months ended June 30, 2017. There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XIX satellite. Additionally, we obtained certain launch and in-orbit insurance for our interest in the EchoStar 105/SES-11 satellite. All other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

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

As of June 30, 2017 and December 31, 2016, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our qualitative assessment of impairment in the second quarter of 2017, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		June 30, 2017			December 31, 2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(225,069)	$45,231	$270,300	$(214,544)	$55,756
Technology-based	6	51,417	(51,417)	—	51,417	(47,848)	3,569
Trademark portfolio	20	29,700	(9,034)	20,666	29,700	(8,291)	21,409
Total other intangible assets		$351,417	$(285,520)	$65,897	$351,417	$(270,683)	$80,734

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows. Intangible asset amortization expense, including amortization of externally marketed capitalized software, was $12.0 million and $11.2 million for the three months ended June 30, 2017 and 2016, respectively, and $23.5 million and $22.4 million for the six months ended June 30, 2017 and 2016, respectively.

Note 9.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		June 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,071,675	$990,000	$1,084,050
5 1/4% Senior Secured Notes due 2026	5.318%	750,000	783,750	750,000	739,688
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	1,023,273	900,000	990,189
6 5/8% Senior Unsecured Notes due 2026	6.686%	750,000	809,145	750,000	760,245
Other		277	277	—	—
Less: Unamortized debt issuance costs		(28,378)	—	(31,821)	—
Subtotal		3,361,899	$3,688,120	3,358,179	$3,574,172
Capital lease obligations		289,076		297,268
Total debt and capital lease obligations		3,650,975		3,655,447
Less: Current portion		(39,229)		(32,984)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,611,746		$3,622,463

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

Pursuant to the terms of a registration rights agreement, we have registered notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange registered notes for the 2026 Notes. This exchange offer expired May 11, 2017 with 99.98% of the 2026 Notes being tendered for exchange.

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

Income tax benefit was $0.5 million for the three months ended June 30, 2017 compared to an income tax expense of approximately $20.8 million for the three months ended June 30, 2016. Our estimated effective income tax rate was 245.9% and 35.4% for the three months ended June 30, 2017 and 2016, respectively.  The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2017 was primarily due to various permanent tax

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

differences. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2016 was primarily due to research and experimentation credits, partially offset by state and local taxes.

Income tax benefit was approximately $4.1 million for the six months ended June 30, 2017 compared to an income tax expense of approximately $40.9 million for the six months ended June 30, 2016. Our estimated effective income tax rate was (72.6)% and 36.2% for the six months ended June 30, 2017 and 2016, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2017 was primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange. For the six months ended June 30, 2016, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the impact of state and local taxes.

Note 11.    Commitments and Contingencies

Commitments

As of June 30, 2017, our satellite-related obligations were approximately $643.1 million.  Our satellite-related obligations primarily include payments pursuant to agreements for the construction of the EchoStar 105/SES-11 and the 63 West satellites; payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to our products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Separation Agreement; Share Exchange

In 2008, DISH Network Corporation contributed its digital set-top box business and certain infrastructure and other assets, including certain of its satellites, uplink and satellite transmission assets, real estate, and other assets and related liabilities to EchoStar (the “Spin-off”).  In connection with the Spin-off, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar assumed certain liabilities that relate to its and our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange, EchoStar entered into the Share Exchange Agreement and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between EchoStar and us and DISH Network for certain pre-existing liabilities and legal proceedings.

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

For certain cases described below, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending trials, appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). Except as described below, for these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial condition, operating results or cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

We intend to vigorously defend the proceedings against us. In the event that a court or jury ultimately rules against us, we may be subject to adverse consequences, including, without limitation, substantial damages, which may include treble damages, fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury found that such infringement was not willful and that the 874 patent was not infringed. HNS intends to vigorously pursue its post-trial rights, including appeals. We cannot predict with certainty the outcome of any post-trial motions or appeals. During the three months ended June 30, 2017, we recorded $2.5 million of litigation reserve expense with respect to this matter.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrued litigation reserves and such differences could be significant.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992, entitled “Content Independent Data Compression Method and System”; 7,415,530, entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513, entitled “Data Compression System and Methods.” On September 14,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908, entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the asserted patents. The United States Patent and Trademark Office has instituted proceedings on each of those petitions. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867, entitled “Content Independent Data Compression Method and System;” 8,502,707, entitled “Data Compression Systems and Methods;” 8,717,204, entitled “Methods for Encoding and Decoding Data;” and 9,054,728, entitled “Data Compression System and Methods.” On June 6, 2017, Realtime filed an amended complaint, adding claims of infringement against EchoStar Technologies, L.L.C., a wholly-owned subsidiary of DISH, DISH, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C., and Arris Group, Inc., as well as additionally alleging infringement of United States Patent No. 8,553,759, entitled “Bandwidth Sensitive Data Compression and Decompression.” The cases were consolidated and no trial date has been set. On July 20, 2017, the claims against the newly added parties, with the exception of EchoStar Technologies, L.L.C., were severed into a separate case. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA. Effective in March 2017, we also changed our overhead allocation methodology to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

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

Transactions between segments were not significant for the three and six months ended June 30, 2017 or 2016, respectively. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments.

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Three Months Ended June 30, 2017
External revenue	$362,403	$97,945	$1,917	$462,265
Intersegment revenue	$359	$421	$(780)	$—
Total revenue	$362,762	$98,366	$1,137	$462,265
EBITDA	$110,024	$80,465	$(11,845)	$178,644
Capital expenditures	$96,529	$4,640	$—	$101,169
For the Three Months Ended June 30, 2016
External revenue	$338,574	$101,278	$866	$440,718
Intersegment revenue	$763	$172	$(935)	$—
Total revenue	$339,337	$101,450	$(69)	$440,718
EBITDA	$117,627	$84,284	$(6,546)	$195,365
Capital expenditures	$81,322	$10,312	$—	$91,634
For the Six Months Ended June 30, 2017
External revenue	$691,013	$198,096	$3,274	$892,383
Intersegment revenue	$1,069	$596	$(1,665)	$—
Total revenue	$692,082	$198,692	$1,609	$892,383
EBITDA	$210,876	$163,528	$(23,991)	$350,413
Capital expenditures	$162,196	$13,148	$—	$175,344
For the Six Months Ended June 30, 2016
External revenue	$664,113	$204,093	$1,638	$869,844
Intersegment revenue	$1,462	$346	$(1,808)	$—
Total revenue	$665,575	$204,439	$(170)	$869,844
EBITDA	$227,983	$172,924	$(13,096)	$387,811
Capital expenditures	$185,559	$35,032	$—	$220,591

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
EBITDA	$178,644	$195,365	$350,413	$387,811
Interest income and expense, net	(54,290)	(34,552)	(108,286)	(70,669)
Depreciation and amortization	(124,743)	(102,305)	(236,963)	(204,674)
Net income attributable to noncontrolling interests	182	311	474	422
Income before income taxes	$(207)	$58,819	$5,638	$112,890

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 13.    Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are intended to be provided at cost.  Effective March 2017, and as a result of the Share Exchange Agreement, we implemented a new methodology for determining the cost of these services. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $6.5 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $11.5 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

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

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for EchoStar XXI and XXIII through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd. EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In 2015 and 2016, we recorded additions to “Other noncurrent assets, net” and corresponding increases in “Additional paid-in capital” in our condensed consolidated balance sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect EOC’s funding of additional cash payments to the launch service provider. The EchoStar XXIII and the EchoStar XXI satellites were successfully launched in March 2017 and June 2017, respectively. We recorded decreases in “Other noncurrent assets, net” and “Additional paid-in capital” of $61.8 million and $83.3 million, respectively, representing the carrying amounts of the launch service contracts at the time of launch to reflect the consumption of the contracts’ economic benefits by EOC, the owner of the satellites. HNS Ltd.’s future payment obligations under the launch service contracts are included in our disclosure of satellite-related obligations in Note 11.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

included in the Share Exchange and continue to be owned by one of our subsidiaries and have been pledged as collateral to support our obligations under the indentures relating to the 2019 Senior Secured Notes and the 2026 Senior Secured Notes.

DISH Network

Following the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following both the Spin-off and the Share Exchange, EchoStar and certain of its subsidiaries and DISH and certain of its subsidiaries have entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below or in our most recent Annual Report on Form 10-K), which varies depending on the nature of the products and services provided.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year transponder service agreement with DISH Network, pursuant to which DISH Network has received satellite services from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the transponder service agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the transponder service agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the satellite services

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

agreement relative to the EchoStar XVI satellite for five years to January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Real Estate Lease. In connection with the Share Exchange, effective March 2017, we sublease from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We have exercised our option to renew this sublease for a five-year period ending in August 2022, subject to DISH Network’s renewing its lease. The rent on a per square foot basis for the lease is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

Collocation and Antenna Space Agreements. In connection with the Share Exchange, effective March 2017, we entered into certain agreements pursuant to which DISH Network will provide collocation and antenna space to EchoStar through March 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; and Englewood, Colorado. EchoStar may renew each of these agreements for four three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate any of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In 2008, Hughes Communications loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount outstanding under the loan facility in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In 2016, Hughes Systique repaid $0.6 million of the outstanding principal of the loan facility. As of June 30, 2017, the principal amount outstanding of the loan facility was zero. In addition to our 43.8% ownership in Hughes

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Systique, Mr. Pradman Kaul, the President of Hughes Communications and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.7%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2017. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico. We recognized revenue from Dish Mexico of approximately $5.8 million for each of the three months ended June 30, 2017 and 2016 and $11.7 million for each of the six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, we had trade accounts receivable from Dish Mexico of approximately $7.8 million and $10.7 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. Summarized income statement information for Deluxe for the six months ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Revenue	$18,908	$20,558
Gross profit	$8,527	$9,851
Income before income taxes	$6,700	$8,208
Net income attributable to EchoStar	$3,350	$4,104

We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017 and December 31, 2016, we had trade accounts receivable from Deluxe of approximately $0.8 million and $0.7 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, a member of EchoStar’s board of directors, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the CEO of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately $0.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$2,105,680	$29,275	$32,283	$—	$2,167,238
Marketable investment securities, at fair value	56,727	1,622	—	—	58,349
Trade accounts receivable, net	—	146,461	45,785	—	192,246
Trade accounts receivable - DISH Network, net	—	48,252	377	—	48,629
Inventory	—	66,374	24,891	—	91,265
Advances to affiliates, net	110,415	39,939	4,246	(43,738)	110,862
Other current assets	110	19,019	30,479	(315)	49,293
Total current assets	2,272,932	350,942	138,061	(44,053)	2,717,882
Restricted cash and cash equivalents	12,274	—	782	—	13,056
Property and equipment, net	—	2,564,963	278,237	—	2,843,200
Regulatory authorizations, net	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	65,897	—	—	65,897
Investments in unconsolidated entities	—	38,410	—	—	38,410
Investment in subsidiaries	3,005,011	203,289	—	(3,208,300)	—
Advances to affiliates	700	74,701	—	(75,401)	—
Deferred tax asset	129,457	—	15,894	(129,457)	15,894
Other noncurrent assets, net	—	158,414	12,004	—	170,418
Total assets	$5,420,374	$4,432,447	$444,978	$(3,457,211)	$6,840,588
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$90,072	$21,172	$—	$111,244
Current portion of long-term debt and capital lease obligations	—	35,390	3,839	—	39,229
Advances from affiliates, net	—	4,381	39,572	(43,738)	215
Accrued expenses and other	44,189	134,351	45,956	(315)	224,181
Total current liabilities	44,189	264,194	110,539	(44,053)	374,869
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,361,622	244,021	6,103	—	3,611,746
Deferred tax liabilities, net	—	811,125	148	(129,457)	681,816
Advances from affiliates	—	—	108,378	(75,401)	32,977
Other non-current liabilities	—	108,928	2,385	—	111,313
Total HSS shareholders’ equity (deficit)	2,014,563	3,004,179	204,121	(3,208,300)	2,014,563
Noncontrolling interests	—	—	13,304	—	13,304
Total liabilities and shareholders’ equity (deficit)	$5,420,374	$4,432,447	$444,978	$(3,457,211)	$6,840,588

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,991,949	$53,905	$25,110	$—	$2,070,964
Marketable investment securities, at fair value	177,614	10,309	—	—	187,923
Trade accounts receivable, net	—	138,861	43,651	—	182,512
Trade accounts receivable - DISH Network, net	—	19,323	—	—	19,323
Inventory	—	45,623	17,015	—	62,638
Advances to affiliates, net	10	999,340	4,968	(893,866)	110,452
Other current assets	48	19,183	27,083	—	46,314
Total current assets	2,169,621	1,286,544	117,827	(893,866)	2,680,126
Restricted cash and cash equivalents	11,097	—	723	—	11,820
Property and equipment, net	—	2,061,831	232,895	—	2,294,726
Regulatory authorizations, net	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	80,734	—	—	80,734
Investments in unconsolidated entities	—	42,560	—	—	42,560
Investment in subsidiaries	3,721,688	314,643	—	(4,036,331)	—
Advances to affiliates	700	60,761	—	(61,461)	—
Deferred tax asset	92,727	—	9,150	(92,727)	9,150
Other noncurrent assets, net	—	142,091	144,496	—	286,587
Total assets	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$94,095	$12,321	$—	$106,416
Current portion of long-term debt and capital lease obligations	—	32,177	807	—	32,984
Advances from affiliates, net	850,807	12,228	31,429	(893,866)	598
Accrued expenses and other	44,654	136,921	38,738	—	220,313
Total current liabilities	895,461	275,421	83,295	(893,866)	360,311
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,358,179	262,883	1,401	—	3,622,463
Deferred tax liabilities, net	—	621,061	128	(92,727)	528,462
Advances from affiliates	—	—	93,429	(61,461)	31,968
Other non-current liabilities	—	80,532	2,775	—	83,307
Total HSS shareholders’ equity (deficit)	1,742,193	3,725,098	311,233	(4,036,331)	1,742,193
Noncontrolling interests	—	—	12,830	—	12,830
Total liabilities and shareholders’ equity (deficit)	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$110,388	$533	$—	$110,921
Services and other revenue - other	—	248,361	43,611	(6,917)	285,055
Equipment revenue - DISH Network	—	18	—	—	18
Equipment revenue - other	—	81,813	5,033	(20,575)	66,271
Total revenue	—	440,580	49,177	(27,492)	462,265
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	108,786	29,941	(5,656)	133,071
Cost of sales - equipment (exclusive of depreciation and amortization)	—	74,500	4,532	(21,167)	57,865
Selling, general and administrative expenses	—	75,035	11,749	(669)	86,115
Research and development expenses	—	7,437	—	—	7,437
Depreciation and amortization	—	116,193	8,550	—	124,743
Total costs and expenses	—	381,951	54,772	(27,492)	409,231
Operating income	—	58,629	(5,595)	—	53,034
Other Income (Expense):
Interest income	6,733	231	321	(199)	7,086
Interest expense, net of amounts capitalized	(57,336)	(4,797)	558	199	(61,376)
Gains on marketable investment securities, net	—	1,632	—	—	1,632
Equity in earnings of unconsolidated affiliate	—	1,639	—	—	1,639
Equity in earnings (losses) of subsidiaries, net	33,078	(4,438)	—	(28,640)	—
Other, net	—	(702)	(1,520)	—	(2,222)
Total other income (expense), net	(17,525)	(6,435)	(641)	(28,640)	(53,241)
Income (loss) before income taxes	(17,525)	52,194	(6,236)	(28,640)	(207)
Income tax benefit (provision)	17,645	(19,026)	1,890	—	509
Net income (loss)	120	33,168	(4,346)	(28,640)	302
Less: Net income attributable to noncontrolling interests	—	—	182	—	182
Net income (loss) attributable to HSS	$120	$33,168	$(4,528)	$(28,640)	$120
Comprehensive Income (Loss):
Net income (loss)	$120	$33,168	$(4,346)	$(28,640)	$302
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(6,736)	—	(6,736)
Unrealized gains (losses) on available-for-sale securities and other	(21)	86	(76)	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,726)	(6,812)	—	13,538	—
Total other comprehensive income (loss), net of tax	(6,747)	(6,726)	(6,812)	13,538	(6,747)
Comprehensive income (loss)	(6,627)	26,442	(11,158)	(15,102)	(6,445)
Less: Comprehensive income attributable to noncontrolling interests	—	—	182	—	182
Comprehensive income (loss) attributable to HSS	$(6,627)	$26,442	$(11,340)	$(15,102)	$(6,627)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$112,528	$—	$—	$112,528
Services and other revenue - other	—	248,005	32,239	(5,681)	274,563
Equipment revenue - DISH Network	—	2,101	—	—	2,101
Equipment revenue - other	—	50,636	3,888	(2,998)	51,526
Total revenue	—	413,270	36,127	(8,679)	440,718
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	108,424	23,958	(5,582)	126,800
Cost of sales - equipment (exclusive of depreciation and amortization)	—	46,903	3,003	(2,586)	47,320
Selling, general and administrative expenses	—	60,197	9,499	(511)	69,185
Research and development expenses	—	7,562	—	—	7,562
Depreciation and amortization	—	100,679	1,626	—	102,305
Total costs and expenses	—	323,765	38,086	(8,679)	353,172
Operating income	—	89,505	(1,959)	—	87,546
Other Income (Expense):
Interest income	1,404	34	70	(1)	1,507
Interest expense, net of amounts capitalized	(34,810)	(3,629)	2,379	1	(36,059)
Gains on marketable investment securities, net	2,985	2,095	—	—	5,080
Equity in earnings of unconsolidated affiliate	—	2,245	—	—	2,245
Equity in earnings (losses) of subsidiaries, net	56,189	620	—	(56,809)	—
Other, net	—	(2,069)	569	—	(1,500)
Total other income (expense), net	25,768	(704)	3,018	(56,809)	(28,727)
Income (loss) before income taxes	25,768	88,801	1,059	(56,809)	58,819
Income tax benefit (provision)	11,920	(32,523)	(217)	—	(20,820)
Net income (loss)	37,688	56,278	842	(56,809)	37,999
Less: Net income attributable to noncontrolling interests	—	—	311	—	311
Net income (loss) attributable to HSS	$37,688	$56,278	$531	$(56,809)	$37,688
Comprehensive Income (Loss):
Net income (loss)	$37,688	$56,278	$842	$(56,809)	$37,999
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,643	—	1,643
Unrealized gains (losses) on available-for-sale securities and other	3,116	(905)	(44)	—	2,167
Recognition of realized gains on available-for-sale securities in net income	(2,985)	—	—	—	(2,985)
Equity in other comprehensive income (loss) of subsidiaries, net	880	1,785	—	(2,665)	—
Total other comprehensive income (loss), net of tax	1,011	880	1,599	(2,665)	825
Comprehensive income (loss)	38,699	57,158	2,441	(59,474)	38,824
Less: Comprehensive income attributable to noncontrolling interests	—	—	125	—	125
Comprehensive income (loss) attributable to HSS	$38,699	$57,158	$2,316	$(59,474)	$38,699

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$221,692	$719	$—	$222,411
Services and other revenue - other	—	489,733	77,974	(12,429)	555,278
Equipment revenue - DISH Network	—	49	—	—	49
Equipment revenue - other	—	133,017	9,710	(28,082)	114,645
Total revenue	—	844,491	88,403	(40,511)	892,383
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	215,330	59,651	(11,011)	263,970
Cost of sales - equipment (exclusive of depreciation and amortization)	—	122,312	7,806	(28,027)	102,091
Selling, general and administrative expenses	—	140,720	21,246	(1,473)	160,493
Research and development expenses	—	15,142	—	—	15,142
Depreciation and amortization	—	221,640	15,323	—	236,963
Total costs and expenses	—	715,144	104,026	(40,511)	778,659
Operating income	—	129,347	(15,623)	—	113,724
Other Income (Expense):
Interest income	12,223	433	669	(398)	12,927
Interest expense, net of amounts capitalized	(114,635)	(8,019)	1,043	398	(121,213)
Gains (losses) on marketable investment securities, net	—	1,723	—	—	1,723
Other-than-temporary impairment loss on available-for-sale securities	—	(3,298)	—	—	(3,298)
Equity in earnings of unconsolidated affiliate	—	3,350	—	—	3,350
Equity in earnings (losses) of subsidiaries, net	74,937	(10,639)	—	(64,298)	—
Other, net	—	(840)	(735)	—	(1,575)
Total other income (expense), net	(27,475)	(17,290)	977	(64,298)	(108,086)
Income (loss) before income taxes	(27,475)	112,057	(14,646)	(64,298)	5,638
Income tax benefit (provision)	36,730	(36,882)	4,243	—	4,091
Net income (loss)	9,255	75,175	(10,403)	(64,298)	9,729
Less: Net income attributable to noncontrolling interests	—	—	474	—	474
Net income (loss) attributable to HSS	$9,255	$75,175	$(10,877)	$(64,298)	$9,255
Comprehensive Income (Loss):
Net income (loss)	$9,255	$75,175	$(10,403)	$(64,298)	$9,729
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	5,385	—	5,385
Unrealized (gains) losses on available-for-sale securities and other	(48)	(1,488)	25	—	(1,511)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	—	3,298	—	—	3,298
Equity in other comprehensive income (loss) of subsidiaries, net	7,220	5,410	—	(12,630)	—
Total other comprehensive income (loss), net of tax	7,172	7,220	5,410	(12,630)	7,172
Comprehensive income (loss)	16,427	82,395	(4,993)	(76,928)	16,901
Less: Comprehensive income attributable to noncontrolling interests	—	—	474	—	474
Comprehensive income (loss) attributable to HSS	$16,427	$82,395	$(5,467)	$(76,928)	$16,427

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$225,603	$—	$—	$225,603
Services and other revenue - other	—	494,083	62,017	(11,114)	544,986
Equipment revenue - DISH Network	—	4,870	—	—	4,870
Equipment revenue - other	—	94,533	6,825	(6,973)	94,385
Total revenue	—	819,089	68,842	(18,087)	869,844
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	216,872	45,232	(10,727)	251,377
Cost of sales - equipment (exclusive of depreciation and amortization)	—	90,916	5,610	(6,098)	90,428
Selling, general and administrative expenses	—	122,536	18,826	(1,262)	140,100
Research and development expenses	—	14,494	—	—	14,494
Depreciation and amortization	—	201,521	3,153	—	204,674
Total costs and expenses	—	646,339	72,821	(18,087)	701,073
Operating income	—	172,750	(3,979)	—	168,771
Other Income (Expense):
Interest income	2,633	79	719	(10)	3,421
Interest expense, net of amounts capitalized	(69,591)	(8,098)	3,589	10	(74,090)
Gains on marketable investment securities, net	2,985	2,310	—	—	5,295
Equity in earnings of unconsolidated affiliate	—	4,104	—	—	4,104
Equity in earnings (losses) of subsidiaries, net	107,268	174	—	(107,442)	—
Other, net	6,750	(2,276)	915	—	5,389
Total other income (expense), net	50,045	(3,707)	5,223	(107,442)	(55,881)
Income (loss) before income taxes	50,045	169,043	1,244	(107,442)	112,890
Income tax benefit (provision)	21,562	(61,597)	(826)	—	(40,861)
Net income (loss)	71,607	107,446	418	(107,442)	72,029
Less: Net income attributable to noncontrolling interests	—	—	422	—	422
Net income (loss) attributable to HSS	$71,607	$107,446	$(4)	$(107,442)	$71,607
Comprehensive Income (Loss):
Net income (loss)	$71,607	$107,446	$418	$(107,442)	$72,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	9,352	—	9,352
Unrealized gains (losses) on available-for-sale securities and other	3,360	(1,555)	(12)	—	1,793
Recognition of realized gains on available-for-sale securities in net income	(2,985)	—	—	—	(2,985)
Equity in other comprehensive income (loss) of subsidiaries, net	7,971	9,526	—	(17,497)	—
Total other comprehensive income (loss), net of tax	8,346	7,971	9,340	(17,497)	8,160
Comprehensive income (loss)	79,953	115,417	9,758	(124,939)	80,189
Less: Comprehensive income attributable to noncontrolling interests	—	—	236	—	236
Comprehensive income (loss) attributable to HSS	$79,953	$115,417	$9,522	$(124,939)	$79,953

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$9,255	$75,175	$(10,403)	$(64,298)	$9,729
Adjustments to reconcile net income (loss) to net cash flows from operating activities	22,394	80,566	12,257	64,298	179,515
Net cash flows from operating activities	31,649	155,741	1,854	—	189,244
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(992)	—	—	—	(992)
Sales and maturities of marketable investment securities	119,825	—	—	—	119,825
Expenditures for property and equipment	—	(141,385)	(33,959)	—	(175,344)
Changes in restricted cash and cash equivalents	(1,177)	—	(59)	—	(1,236)
Investment in subsidiary	(36,000)	(39,025)	—	75,025	—
Expenditures for externally marketed software	—	(17,119)	—	—	(17,119)
Other, net	—	—	—	—	—
Net cash flows from investing activities	81,656	(197,529)	(34,018)	75,025	(74,866)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	36,000	39,025	(75,025)	—
Repayment of debt and capital lease obligations	—	(15,648)	(1,463)	—	(17,111)
Advances from affiliates	—	—	(36)	—	(36)
Other, net	426	(3,194)	886	—	(1,882)
Net cash flows from financing activities	426	17,158	38,412	(75,025)	(19,029)
Effect of exchange rates on cash and cash equivalents	—	—	925	—	925
Net increase (decrease) in cash and cash equivalents	113,731	(24,630)	7,173	—	96,274
Cash and cash equivalents, at beginning of period	1,991,949	53,905	25,110	—	2,070,964
Cash and cash equivalents, at end of period	$2,105,680	$29,275	$32,283	$—	$2,167,238

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$71,607	$107,446	$418	$(107,442)	$72,029
Adjustments to reconcile net income (loss) to net cash flows from operating activities	19,205	66,295	16,370	107,442	209,312
Net cash flows from operating activities	90,812	173,741	16,788	—	281,341
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(280,810)	—	—	—	(280,810)
Sales and maturities of marketable investment securities	213,913	—	—	—	213,913
Expenditures for property and equipment	—	(162,392)	(58,199)	—	(220,591)
Expenditures for externally marketed software	—	(12,299)	—	—	(12,299)
Changes in restricted cash and cash equivalents	(1,494)	—	(90)	—	(1,584)
Investment in unconsolidated entity	—	(1,636)	—	—	(1,636)
Investment in subsidiary	(46,323)	(46,323)	—	92,646	—
Payment for EchoStar XXI launch services	—	—	(11,875)	—	(11,875)
Other, net	—	340	—	(340)	—
Net cash flows from investing activities	(114,714)	(222,310)	(70,164)	92,306	(314,882)
Cash Flows from Financing Activities:
Proceeds from capital contributions from parent	—	46,323	46,323	(92,646)	—
Capital contribution from EchoStar	11,875	—	—	—	11,875
Repayment of debt and capital lease obligations	—	(14,017)	(2,182)	—	(16,199)
Advances from affiliates	—	—	4,934	—	4,934
Other, net	8	(2,134)	988	340	(798)
Net cash flows from financing activities	11,883	30,172	50,063	(92,306)	(188)
Effect of exchange rates on cash and cash equivalents	—	—	527	—	527
Net decrease in cash and cash equivalents	(12,019)	(18,397)	(2,786)	—	(33,202)
Cash and cash equivalents, at beginning of period	300,634	55,767	26,589	—	382,990
Cash and cash equivalents, at end of period	$288,615	$37,370	$23,803	$—	$349,788

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.  Further, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update them.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Six Months Ended June 30, 2017

•	Revenue of $892.4 million

•	Operating income of $113.7 million

•	Net income of $9.7 million

•	Net income attributable to HSS of $9.3 million

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

•	EBITDA of $350.4 million (see reconciliation of this non-GAAP measure on pages 45 and 46)

Consolidated Financial Condition as of June 30, 2017

•	Total assets of $6.84 billion

•	Total liabilities of $4.81 billion

•	Total shareholders’ equity of $2.03 billion

•	Cash, cash equivalents and current marketable investment securities of $2.23 billion

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

Our Hughes segment currently uses three satellites, the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite, and additional satellite capacity acquired from multiple third-party providers, to provide satellite broadband internet access and communications services to our customers. In December 2016, EchoStar launched the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, which provides significant capacity for continued subscriber growth. The EchoStar XIX satellite employs a multi-spot beam, bent pipe Ka-band architecture and provides additional capacity for the Hughes broadband services to our customers in North America and added capacity in certain Central and South American countries and has added capability for aeronautical, enterprise and international broadband services. We expect to launch our consumer satellite broadband service in Colombia in the second half of 2017 followed by service in other Central and South American countries. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch, that is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise services. Capital expenditures associated with the construction and launch of this satellite will be included in “Corporate and Other” in EchoStar’s segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C. and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders for the Hughes satellite internet service and related equipment and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA we do not expect to earn significant equipment revenue from our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”) in the future and we expect our subscriber acquisition costs to increase in future periods.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We continue our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term. That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location (“63 West”) for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and plan to provide service in additional markets across South America once that capacity is available for commercial use.

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

As of June 30, 2017 and December 31, 2016, our Hughes segment had approximately 1,085,000 and 1,036,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services through retail, wholesale and small/medium enterprise service channels. Gross subscriber additions increased by approximately 39,000 in the second quarter of 2017 compared to the first quarter of 2017 primarily due to an increase in new subscribers in our retail channel as a result of the launch of the EchoStar XIX satellite, which was placed into service in March 2017. The increase was partially offset by a decrease in additions from our wholesale channel.  Our average monthly subscriber churn percentage for the second quarter of 2017 increased compared to the first quarter of 2017.  As a result of higher gross subscriber additions and higher churn, total net subscriber additions were approximately 41,000 for the quarter ended June 30, 2017 compared to approximately 7,000 for the first quarter of 2017. Subscriber additions and churn include only subscribers through our retail and wholesale channels.

 As of June 30, 2017 and December 31, 2016, our Hughes segment had approximately $1.59 billion and $1.52 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

As of June 30, 2017 and December 31, 2016, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.35 billion and $1.16 billion, respectively.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the Six Months Ended June 30,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$222,411	$225,603	$(3,192)	(1.4)
Services and other revenue - other	555,278	544,986	10,292	1.9
Equipment revenue - DISH Network	49	4,870	(4,821)	(99.0)
Equipment revenue - other	114,645	94,385	20,260	21.5
Total revenue	892,383	869,844	22,539	2.6
Costs and Expenses:
Cost of sales - services and other	263,970	251,377	12,593	5.0
% of Total services and other revenue	33.9%	32.6%
Cost of sales - equipment	102,091	90,428	11,663	12.9
% of Total equipment revenue	89.0%	91.1%
Selling, general and administrative expenses	160,493	140,100	20,393	14.6
% of Total revenue	18.0%	16.1%
Research and development expenses	15,142	14,494	648	4.5
% of Total revenue	1.7%	1.7%
Depreciation and amortization	236,963	204,674	32,289	15.8
Total costs and expenses	778,659	701,073	77,586	11.1
Operating income	113,724	168,771	(55,047)	(32.6)

Other Income (Expense):
Interest income	12,927	3,421	9,506	*
Interest expense, net of amounts capitalized	(121,213)	(74,090)	(47,123)	63.6
Gains (losses) and impairment on marketable investment securities, net	(1,575)	5,295	(6,870)	*
Other, net	1,775	9,493	(7,718)	(81.3)
Total other expense, net	(108,086)	(55,881)	(52,205)	93.4
Income before income taxes	5,638	112,890	(107,252)	(95.0)
Income tax benefit (provision)	4,091	(40,861)	44,952	*
Net income	9,729	72,029	(62,300)	(86.5)
Less: Net income attributable to noncontrolling interests	474	422	52	12.3
Net income attributable to HSS	$9,255	$71,607	$(62,352)	(87.1)

Other Data:
EBITDA (2)	$350,413	$387,811	$(37,398)	(9.6)
Subscribers, end of period	1,085,000	1,030,000	55,000	5.3
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 48 and 49 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable GAAP measure in the accompanying financial statements, is included on pages 45 and 46. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 49.

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $222.4 million for the six months ended June 30, 2017, a decrease of $3.2 million or 1.4%, compared to the same period in 2016.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2017 decreased by $4.7 million, or 9.4%, to $45.5 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in wholesale subscribers.

Services and other revenue - DISH Network from Corporate and Other for the six months ended June 30, 2017 increased by $2.0 million to $2.8 million compared to the same period in 2016.  The increase was primarily attributable to an

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

increase in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us.

Services and other revenue — other.  “Services and other revenue — other” totaled $555.3 million for the six months ended June 30, 2017, an increase of $10.3 million, or 1.9%, compared to the same period in 2016.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2017 increased by $15.8 million, or 3.1%, to $532.0 million compared to the same period in 2016.  The increase was primarily attributable to increases in sales of broadband services of $20.0 million to our domestic and international consumers, $2.4 million to our domestic enterprise customers and $2.1 million to our telecom systems customers, partially offset by a decrease of $8.7 million to our international enterprise customers.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2017 decreased by $5.2 million, or 17.5%, to $24.6 million compared to the same period in 2016.  The decrease was primarily attributable to decreases in sales of transponder services due to expired service contracts.

Equipment revenue - DISH Network. “Equipment revenue — DISH Network” totaled $49.0 thousand for the six months ended June 30, 2017, a decrease of $4.8 million or 99.0%, compared to the same period in 2016 primarily from our Hughes segment. The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET as a result of the MSA. See Note 13 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Equipment revenue — other.  “Equipment revenue — other” totaled $114.6 million for the six months ended June 30, 2017, an increase of $20.3 million or 21.5%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was mainly due to an increase of $22.4 million in sales of broadband equipment to our domestic enterprise customers and an increase of $4.2 million to our domestic and international consumers, partially offset by a decrease of $5.1 million in revenue from our telecom systems customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $264.0 million for the six months ended June 30, 2017, an increase of $12.6 million or 5.0%, compared to the same period in 2016.

Cost of sales - services and other from our Hughes segment for the six months ended June 30, 2017 increased by $11.7 million, or 5.3%, to $231.5 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband services provided to our domestic and international consumers and domestic enterprise customers primarily due to the increase in sales of broadband services.

Cost of sales - services and other from our ESS segment for the six months ended June 30, 2017 increased by $0.7 million, or 2.2%, to $32.6 million compared to the same period in 2016.  The increase was primarily due to rental expenses for the lease of certain real estate from DISH Network in 2017.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $102.1 million for the six months ended June 30, 2017, an increase of $11.7 million or 12.9%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was primarily attributable to an increase of $19.3 million in equipment costs related to the increase in sales to our domestic and international consumers and enterprise customers, partially offset by a decrease of $7.8 million in equipment costs related to the decrease in sales to dishNET and our telecom systems customers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $160.5 million for the six months ended June 30, 2017, an increase of $20.4 million or 14.6%, compared to the same period in 2016. The increase was primarily related to an increase of $13.8 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales in our Hughes segment and an increase of $10.0 million as a result of our revised corporate structure, partially offset by a decrease in general and administrative expenses. As a result of the MSA, we expect our subscriber acquisition costs to increase in future periods. See Note 13 in the notes to condensed consolidated financial statements in Item 1 of this report for additional information about the MSA.

Research and development expenses.  “Research and development expenses” totaled $15.1 million for the six months ended June 30, 2017, an increase of $0.6 million or 4.5%, compared to the same period in 2016.  Our research and development activities vary based on the activity level and scope of other engineering and customer related development contracts.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $237.0 million for the six months ended June 30, 2017, an increase of $32.3 million or 15.8%, compared to the same period in 2016.  The increase in depreciation expense was primarily the result of the launch of the EUTELSAT 65 West A satellite that was placed into service in the second quarter of 2016 and the contribution of the EchoStar XIX satellite from EchoStar to us in February 2017. In addition, the increase was also due to an increase in depreciation expense relating to an increase in expenditures for machinery and equipment in 2017 and an increase in depreciation expense relating to customer rental equipment from our consumer satellite broadband services in Brazil which began in July 2016.

Interest income.  “Interest income” totaled $12.9 million for the six months ended June 30, 2017, an increase of $9.5 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our marketable investments due to the issuance of long-term debt in the third quarter of 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $121.2 million for the six months ended June 30, 2017, an increase of $47.1 million or 63.6%, compared to the same period in 2016.  The increase was primarily due to an increase in interest expense of $44.5 million relating to the issuance of 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016 and a decrease of $2.7 million in capitalized interest relating to EchoStar XIX satellite that was placed into service in the first quarter of 2017.

Gains (losses) and impairment on marketable investment securities, net. “Gains (losses) and impairment on marketable investment securities, net” totaled $1.6 million in losses for the six months ended June 30, 2017 compared to $5.3 million in gains for the same period in 2016.  The change of $6.9 million was primarily due to an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017 and $3.0 million in realized gains on our securities classified as available-for-sale in 2016.

Other, net.  “Other, net” totaled $1.8 million in income for the six months ended June 30, 2017, a decrease of $7.7 million or 81.3%, compared to the same period in 2016. The decrease was primarily related to $6.8 million for a provision recorded in the first half of 2015 in connection with Federal Communications Commission (“FCC”) regulatory fees, which was reversed in the first quarter of 2016, an unfavorable foreign exchange impact of $1.6 million in 2017 and $0.8 million decrease in equity in earnings of our unconsolidated affiliates, partially offset by $1.5 million in a protective put associated with our trading securities in 2016.

Income tax benefit (provision).  Income tax benefit was $4.1 million for the six months ended June 30, 2017 compared to an income tax expense of $40.9 million for the six months ended June 30, 2016. Our effective income tax rate was (72.6)% and 36.2% for the six months ended June 30, 2017 and 2016, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.  For the six months ended June 30, 2016, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to the impact of state and local taxes.

Net income attributable to HSS.  “Net income attributable to HSS” was $9.3 million for the six months ended June 30, 2017, a decrease of $62.4 million or 87.1%, compared to the same period in 2016.  The decrease was primarily due to (i) a decrease in operating income of $55.0 million, (ii) an increase of $44.5 million in interest expense, net of amounts capitalized, relating to the issuance of 2026 Notes in the third quarter of 2016, (iii) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (iv) an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017 and (v) $3.0 million in realized gains on our securities classified as available-for-sale in 2016. These increases were partially offset by a decrease of $43.9 million in income tax provision and an increase of $9.5 million in interest income primarily attributable to the increase in our marketable investments due to the issuance of long-term debt in the third quarter of 2016.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $350.4 million for the six months ended June 30, 2017, a decrease of $37.4 million or 9.6%, compared to the same period in 2016. The decrease was primarily due to (i) an increase of $20.4 million in selling, general and administrative expense, (ii) $6.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, (iii) an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017, (iv) $3.0 million in realized gains on our securities classified as available-for-sale in 2016, and (v) an unfavorable foreign

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

exchange impact of $1.6 million in 2017. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.

The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$9,729	$72,029	$(62,300)	(86.5)

Interest income and expense, net	108,286	70,669	37,617	53.2
Income tax (benefit) provision	(4,091)	40,861	(44,952)	*
Depreciation and amortization	236,963	204,674	32,289	15.8
Net income attributable to noncontrolling interests	(474)	(422)	(52)	12.3
EBITDA	$350,413	$387,811	$(37,398)	(9.6)
* Percentage is not meaningful.

Segment Operating Results and Capital Expenditures

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Six Months Ended June 30, 2017
Total revenue	$692,082	$198,692	$1,609	$892,383
Capital expenditures	$162,196	$13,148	$—	$175,344
EBITDA	$210,876	$163,528	$(23,991)	$350,413
For the Six Months Ended June 30, 2016
Total revenue	$665,575	$204,439	$(170)	$869,844
Capital expenditures	$185,559	$35,032	$—	$220,591
EBITDA	$227,983	$172,924	$(13,096)	$387,811

Hughes Segment

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$692,082	$665,575	$26,507	4.0
Capital expenditures	$162,196	$185,559	$(23,363)	(12.6)
EBITDA	$210,876	$227,983	$(17,107)	(7.5)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Revenue

Hughes segment total revenue for the six months ended June 30, 2017 increased by $26.5 million, or 4.0%, compared to the same period in 2016.  The increase was primarily due to an increase of $24.8 million in sales of broadband equipment and services to our domestic enterprise customers, an increase of $24.2 million in sales of broadband equipment and services to our domestic and international consumers, and an increase of $2.1 million in sales of services to our telecom systems customers. The increase was partially offset by a decrease of $9.6 million in sales of broadband equipment and services to DISH Network, and a decrease of $8.7 million in sales of broadband services to our international customers, and a decrease of $5.1 million in sales of broadband equipment to our telecom systems customers.

Capital Expenditures

Hughes segment capital expenditures for the six months ended June 30, 2017 decreased by $23.4 million, or 12.6%, compared to the same period in 2016, primarily as a result of a decrease of $61.5 million in expenditures on satellites and related ground infrastructure, partially offset by an increase of $37.8 million in expenditures on domestic and international customer rental equipment in 2017.

EBITDA

Hughes segment EBITDA for the six months ended June 30, 2017 was $210.9 million, a decrease of $17.1 million, or 7.5%, compared to the same period in 2016.  The decrease was primarily due to an increase of $13.7 million in marketing and promotional costs mainly attributable our domestic and international consumer broadband sales, an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017, an increase of $1.9 million in general and administrative expenses, and an unfavorable foreign exchange impact of $1.6 million in 2017. The decrease was partially offset by an increase of $3.2 million in gross margin.

EchoStar Satellite Services Segment

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$198,692	$204,439	$(5,747)	(2.8)
Capital expenditures	$13,148	$35,032	$(21,884)	(62.5)
EBITDA	$163,528	$172,924	$(9,396)	(5.4)

Revenue

ESS segment total revenue for the six months ended June 30, 2017 decreased by $5.7 million, or 2.8%, compared to the same period in 2016, primarily attributable to decreases in sales of transponder services due to expired service contracts.

Capital Expenditures

ESS segment capital expenditures for the six months ended June 30, 2017 decreased by $21.9 million, or 62.5%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the six months ended June 30, 2017 was $163.5 million, a decrease of $9.4 million, or 5.4%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $6.4 million in gross margin and a decrease of $3.8 million due to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

	For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$1,609	$(170)	$1,779	*
Capital expenditures	$—	$—	$—	*
EBITDA	$(23,991)	$(13,096)	$(10,895)	83.2
* Percentage is not meaningful.

EBITDA

For the six months ended June 30, 2017, Corporate and Other EBITDA was a loss of $24.0 million, an increase in losses of $10.9 million, or 83.2%, compared to the same period in 2016.  The change in EBITDA was primarily related to an increase of $5.6 million in general and administrative expense, $3.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016 and $3.0 million in realized gains on our securities classified as available-for-sale in 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 11 “Commitments and Contingencies — Litigation” in this Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2017, there were no material changes in our risk factors as previously disclosed.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations. Alternatively, we may not have sufficient satellite capacity to meet demand.  We have satellite capacity commitments, generally for two to five year terms, with third parties to cover different geographical areas or support different applications and features; therefore, we may not be able to quickly or easily adjust our capacity to changes in demand.  We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  Our ability to provide capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations and/or legislation in the U.S. that enable or propose to enable the use of a portion of the frequency bands we currently use or in the future intend to use for satellite services, 5G mobile terrestrial services or other uses. These bands include the Ka-band, where we operate our broadband gateway earth stations, and other bands in which we may operate in the future. Such regulation or legislation could limit our ability to use the Ka-band and/or other bands, limit our flexibility to change the way in which we use the Ka-band and/or adversely impact our ability to use additional bands in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could similarly limit access to the Ka-band or other frequency bands. In addition, the fixed satellite services (“FSS”) industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  Our business and results of operations could be adversely affected if we are not able to renew our capacity leases at economically viable rates, if capacity is not available due to problems experienced by these FSS providers or if frequencies are not available to us.

Our business is subject to risks of adverse government regulation.

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities, and internationally by the ITU.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time.  For example, the FCC recently adopted an order in its “Spectrum Frontiers” proceeding under which a portion of the Ka-band, in which we operate our broadband gateway earth stations, has been enabled for 5G mobile terrestrial services, which could limit our flexibility to change the way in which we use Ka-band in the future and/or limit our access to and ability to use the Ka-band and/or other bands in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could limit access to the Ka-band or other frequency bands. The FCC has also opened a proceeding on non-geostationary satellites, which may adversely impact our ability to use certain spectrum for user terminals. Moreover, a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally all satellite, earth stations and other licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency.  Our satellite licenses are currently set to expire at various times.  In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal.  Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.  In addition, we must obtain new licenses from the FCC and other countries’ regulators for the operation of new satellites that we may build and/or acquire. There can be no assurance that the FCC or other regulators will continue granting applications for new licenses or for the renewal of existing ones.  If the FCC or other regulators were to cancel, revoke, suspend, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC or other licenses, it could have a material adverse effect on our business, financial condition and results of operations.  Specifically, loss of a frequency authorization or limitations on our ability to use the frequencies we currently use and/or intend to use in the future would reduce the amount of spectrum available to us, potentially reducing the amount of services we provide to our customers.  The significance of such a loss of authorizations would vary based upon, among other things, the orbital location, the frequency band and the availability of replacement spectrum.  In addition, the legislative and executive branches of the U.S. government and foreign governments often consider legislation and regulatory requirements that could affect us, as could the actions that the FCC and foreign regulatory bodies take.  We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

As previously disclosed by EchoStar Corporation and Hughes Satellite Systems Corporation (together, “we” or “us”) in our public filings, including most recently in our annual reports on Form 10-K for the year ended December 31, 2016 and our quarterly reports on Form 10-Q for the quarter ended March 31, 2017, on January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 and 7,245,874. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury found that such infringement was not willful and that the 874 patent was not infringed. HNS intends to vigorously pursue its post-trial rights, including appeals. We cannot predict with certainty the outcome of any post-trial motions or appeals. During the three months ended June 30, 2017, we recorded $2.5 million of litigation reserve expense with respect to this matter. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrued litigation reserves and such differences could be significant.

Item 6.         EXHIBITS

Exhibit No.	Description

10.1(H)	EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended.**
10.2(H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2017)**
10.3(H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2017)**
10.4(H)	Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan**
10.5(H)	Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2017)**
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 9, 2017	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)