Form 10-K
period 2017-12-31
Hughes Satellite Systems Corp
filed 2018-02-22
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒*
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2017 was $0.
As of February 12, 2018, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•	our reliance on DISH Network Corporation and its subsidiaries for a significant portion of our revenue;

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

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

•	our ability to implement and realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions and other strategic initiatives;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services;

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors; and

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A. — Risk Factors and Item 7. — Management’s Narrative Analysis of Results of Operations of this Form 10-K and Results of Operations of this Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”).

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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of any forward-looking statements. We assume no responsibility for updating forward-looking information contained or incorporated by reference herein or in any documents we file with the SEC, except as required by law.

Should one or more of the risks or uncertainties described herein or in any documents we file with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

i

PART I

Item 1.    BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers.

We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to domestic and international consumers and aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture that EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition by EchoStar (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C. A substantial majority of the voting power of the shares of each of EchoStar and DISH Network Corporation (“DISH”) is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH pursuant to which, effective March 1, 2014: (i) EchoStar and HSS issued the Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV) (including the assumption of related in-orbit incentive obligations), and approximately $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us.  The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”) represented a 28.11% economic interest in HRG and the Hughes Retail Preferred Tracking Stock issued by EchoStar (the “EchoStar Tracking Stock”, together with the HSS Tracking Stock, the “Tracking Stock) represented a 51.89% economic interest in HRG).  In addition to the remaining 20.0% economic interest in HRG, HSS retained all economic interest in the wholesale satellite broadband business and other businesses of HSS.
On January 31, 2017, EchoStar and certain of its and our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017 among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). EchoStar’s former EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies and provided digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services. Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated and are of no further effect.

Effective in March 2017, we changed our overhead allocation methodology used in our segment disclosures to reflect how our chief operating decision maker evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of “Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

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

We have adopted a written code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, in accordance with the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder.  Our code of ethics is available on our corporate website at http://www.echostar.com.  In the event that we make changes in, or provide waivers of, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

Item 1A.    RISK FACTORS

The risks and uncertainties described below are not the only ones facing us.  If any of the following events occur, our business, financial condition, results of operation, prospects or ability to invest capital in or otherwise run our business or execute on our strategic plans could be materially and adversely affected.

GENERAL RISKS AFFECTING OUR BUSINESS

We currently derive a significant portion of our revenue from DISH Network.  The loss of, or a significant reduction in, orders from, or a decrease in selling prices of satellite services, broadband equipment and/or other services or products to DISH Network would significantly reduce our revenue and materially adversely impact our results of operations.

DISH Network accounted for 23.1%, 25.5% and 28.8% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

DISH Network is the primary customer of the satellite services provided by our ESS segment. For the years ended December 31, 2017, 2016 and 2015, DISH Network accounted for 87.9%, 85.7% and 86.3% of our total ESS segment revenue. We have entered into certain commercial agreements with DISH Network pursuant to which we provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  See Note 15 in the notes to consolidated financial statements in Item 15 of this report for further discussion of our related party transactions with DISH Network. We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment. DISH Network may terminate or curtail its purchase of satellite services from us with little or no advance notice. The results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements. DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. There is no assurance that we will continue to provide satellite services to DISH Network and DISH Network’s satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  The success of our ESS segment also depends to a significant degree on the continued success of DISH Network in attracting new subscribers and marketing programming packages and other services. If DISH Network is unable to develop and effectively market compelling reasons for its subscribers to purchase its pay-TV services, DISH Network’s need for our satellite services may decrease. Any termination, curtailment or reduction in the satellite services we provide to DISH Network or the prices that DISH Network pays us for such services may cause us to have unused capacity on our satellites, require us to aggressively pursue alternative sources of revenue for this business and have a material adverse effect on our business, results of operation and financial position.

If we lose DISH Network as a customer of the satellite services provided by our ESS segment, it may be difficult for us to replace, in whole or in part, our historical revenue from DISH Network because there are a relatively small number of potential customers for our specialized services, and we have had limited success in attracting such potential new customers in the past.  Historically, many potential customers of our ESS segment have perceived us as a competitor due to our affiliation with DISH Network. There can be no assurance that we will be successful in entering into any commercial relationships with potential new customers who are competitors of DISH Network (particularly if we continue to be perceived as affiliated with DISH Network as a result of common ownership and certain shared services).  If we do not develop relationships with new customers, we may not be able to expand our customer base or maintain or increase our revenue.

Furthermore, DISH Network is transitioning from being a wholesale distributor of the satellite internet service of our Hughes segment to being a sales agent for such services. DISH Network (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes satellite internet service and related equipment and other telecommunications services and (ii) will install Hughes service equipment with respect to activations generated by DISH Network. For the years ended December 31, 2017, 2016 and 2015, DISH Network accounted for 5.6%, 7.7% and 7.8% of our total Hughes segment revenue. Any material reduction in or termination of sales generated by DISH Network in its capacity as our sale agent could have a material adverse effect on our business, results of operations, and financial position.

Our strategic initiatives may not be successfully implemented, may not elicit the expected customer response in the market and may result in competitive reactions.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions and other strategic initiatives, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

The successful implementation of our strategic initiatives requires an investment of time, talent and money and is dependent upon a number of factors some of which are not within our control.  Those factors include the ability to execute such initiatives in new and existing markets, the response of existing and potential new customers, and the actions or reactions of competitors.  We may allocate significant resources for long-term initiatives that may not have a short or medium term or any positive impact on our revenue, results of operations, or cash flow.  If we fail to properly execute or deliver products or services that address customers’ expectations, it may have an adverse effect on our ability to retain and attract customers and may increase our costs and reduce our revenue.  Similarly, competitive actions or reactions to our initiatives or advancements in technology or competitive products or services could impair our ability to execute those strategic initiatives or advancements.  In addition, new strategic initiatives may face barriers to entering new or existing markets with established or new competitors.  There can be no assurance that we will successfully implement these strategic initiatives or that, if successfully pursued, they will have the desired effect on our business or results of operations.

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

Our business operates in an intensely competitive, consumer-driven and rapidly changing environment and competes with a growing number of companies that provide products and services to consumers.  There can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history. Risks to our business from competition include, but are not limited to, the following:

•
Our ESS segment competes against larger, well-established satellite service companies.  Because the satellite services industry is relatively mature, our growth strategy depends largely on our ability to displace current incumbent providers, which often have the benefit of long-term contracts with customers.  These long-term contracts and other factors result in relatively high costs for customers to change service providers, making it more difficult for us to displace customers from their current relationships with our competitors.  In addition, the supply of satellite capacity available in the market has increased in recent years, which makes it more difficult for us to sell our services in certain markets and to price our capacity at acceptable levels.  Competition may cause downward pressure on prices and further reduce the utilization of our capacity, both of which could have an adverse effect on our financial performance.  Our ESS segment also competes with both fiber optic cable and terrestrial delivery systems, which may have a cost advantage, particularly in point-to-point applications where such delivery systems have been installed, and with new delivery systems being developed, which may have lower latency and other advantages.

•
In our consumer market, our Hughes segment faces competition primarily from digital subscriber line (“DSL”), fiber and cable internet service providers.  Also, other telecommunications, satellite and wireless broadband companies have launched or are planning the launch of consumer internet access services in competition with our service offerings in North America, Brazil and other countries.  Some of these competitors offer consumer services and hardware at lower prices than ours.  In addition, terrestrial alternatives do not require our external dish, which may limit customer acceptance of our products.  We may be unsuccessful in competing effectively against DSL, fiber and cable internet service providers and other satellite broadband providers, which could harm our business, operating results and financial condition.

•
In our enterprise network communications market, our Hughes segment faces competition from providers of terrestrial-based networks, such as fiber, DSL, cable modem service, multiprotocol label switching and internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications.  Although we also sell terrestrial services to this market, we may not be as cost competitive and it may become more difficult for us to compete.  The network communications industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.  Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.  As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations.  The costs of a satellite network may exceed those of a terrestrial-based network or other networks, especially in areas that have experienced significant DSL and cable internet build-out.  It may become more difficult for us to compete with terrestrial and other providers as the number of these areas increases and the cost of their network and hardware services declines.  Terrestrial networks also have a competitive edge because of lower latency for data transmission.

To the extent we have available satellite capacity in our ESS segment, our results of operations may be materially adversely affected if we are not able to provide satellite services on this capacity to third parties, including DISH Network.

While we are currently evaluating various opportunities to make profitable use of our available satellite capacity (including, but not limited to, supplying satellite capacity for new domestic and international ventures), there can be no assurance that we can successfully develop these business opportunities.  If we are unable to utilize our available satellite capacity for providing satellite services to third parties, including DISH Network, our margins could be negatively impacted, and we may be required to record impairments related to our satellites.

The failure to adequately anticipate the need for satellite capacity or the inability to obtain satellite capacity for our Hughes segment could harm our results of operations.

Our Hughes segment has made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may be committed to maintaining excess satellite capacity for which we will have insufficient revenue to cover our costs, which would have a negative impact on our margins and results of operations.  Alternatively, we may not have sufficient satellite capacity available from our satellites or purchased from third parties to meet demand and we may not be able to quickly or easily adjust our capacity to changes in demand.  As capacity becomes full on our existing satellites, significant delays in the construction or launch of new satellites and/or satellite anomalies or failures could materially and adversely affect our ability to provide services to customers. We generally only purchase satellite capacity based on existing contracts and bookings.  Therefore, capacity for certain types of coverage in the future may not be readily available to us, and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins for those services.  Our ability to provide additional capacity for subscriber growth in our North American consumer market could also be adversely affected by regulations and/or legislation in the U.S. that enable or propose to enable the use of a portion of the frequency bands, we currently use or in the future intend to use for satellite services, 5G mobile terrestrial services or other uses. These bands include the Ka-band, where we operate our broadband gateway earth stations, and other bands in which we may operate in the future. Such regulation or legislation could limit our ability to use the Ka-band and/or other bands, limit our flexibility to change the way in which we use the Ka-band and/or adversely impact our ability to use additional bands in the future. Other countries in which we currently, or may in the future, operate are also considering regulations that could similarly limit access to the Ka-band or other frequency bands. In addition, the fixed satellite service (“FSS”) industry has seen consolidation in the past decade, and today, the main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs.  The failure of any of these FSS providers to replace existing satellite assets at the end of their useful lives or a downturn in their industry as a whole could reduce or interrupt the satellite capacity available to us.  Our business and results of operations could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to problems experienced by these FSS providers or if frequencies are not available to us.

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

•
Installation and customer support services.  Some of our products and services, such as our North American and international operations, utilize a network of third-party installers to deploy our hardware.  In addition, a portion of our customer support and management is provided by third-party call centers.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win new business.

•
Other services.  Some of our products rely on third parties to provide services necessary for the operation of functionalities of the products, such as third-party cloud computing services and satellite uplink hosting services.  The failure of these services could disrupt the operation of certain functionalities of our products, which could harm our customer relationship and result in a loss of sales.  In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers, which would adversely affect our ability to obtain and retain customers and result in reduced revenue and income.

Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

Our sales outside the U.S. are growing and accounted for approximately 19.5%, 18.3% and 17.4% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  Collectively, we expect our foreign operations to continue to represent a significant and growing portion of our business.  Over the last 10 years, we sold products in over 100 countries and began offering broadband internet services to consumers in Brazil and Colombia and intend to continue to do so in other Central and South American countries.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

•
Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation.   We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships.  Many foreign legal regimes restrict our repatriation of earnings to the U.S. from our sub sidiaries and joint venture entities.  Applicable law in such foreign countries may also limit our ability to distribute or access our assets or offer our products and services in certain circumstances.  In such event, we will not have access to the cash flow and assets of our subsidiaries and joint ventures.

•
Difficulties in following a variety of laws and regulations related to foreign operations.  Our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations.  For example, local privacy or intellectual property laws may hold us responsible for the data that is transmitted over our network by our customers.  In addition, we are subject to the Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions that generally prohibit companies and their intermediaries from making improper payments or giving or promising to give anything of value to foreign officials and other individuals for the purpose of obtaining or retaining business or gaining a competitive advantage.  Our policies mandate compliance with these laws.  However, we operate in many parts of the world that have experienced corruption to some degree.  Compliance with these laws may lead to increased operations costs or loss of business opportunities.  Violations of these laws could result in fines or other penalties or sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

•
Restrictions on space station landing/terrestrial rights.  Satellite market access and landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments, including, but not limited to obtaining national authorizations or approvals and meeting other regulatory, coordination and registration requirements for satellites.  Because regulatory schemes vary by country, we may be subject to laws or regulations in foreign countries of which we are not presently aware.  Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines or other financial and non-financial penalties for non-compliance with regulations.  If that were to be the case, we could be subject to sanctions, penalties and/or other actions by a foreign government that could materially and adversely affect our ability to operate in that country.  There is no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we wish to operate new satellites, or that applicable restrictions in those jurisdictions will not be unduly burdensome.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations, and the failure to obtain or comply with the authorizations and regulations governing our international operations could have a material adverse effect on our ability to generate revenue and our overall competitive position.

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

•
Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries.  U.S. laws and regulations applicable to us include the Arms Export Control Act, ITAR, EAR and trade sanctions laws and regulations administered by OFAC.  The export of certain hardware, technical data and services relating to satellites is regulated by BIS under EAR.  Other items are controlled for export by the DDTC under ITAR.  We cannot provide equipment or services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC.  Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.  A violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

•
Changes in exchange rates between foreign currencies and the U.S. dollar.  We conduct our business and incur cost in the local currency of a number of the countries in which we operate.  Accordingly, our applicable results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements.  In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions, instability or currency devaluation.  These fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned on international sales.

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

•
Competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors.  Many of the countries in which we conduct business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider.  We face competition from these favored and entrenched companies in countries that have not deregulated.  The slower pace of deregulation in these countries, including in Asia, Latin America, Middle East, Africa and Eastern Europe, has adversely affected, and is likely to continue to adversely affect, the development and growth of our business in these regions.

•
Customer credit risks.  Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in certain of the foreign countries in which we operate.

We may experience loss from some of our customer contracts.

We provide access to our telecommunications networks to customers that use a variety of platforms such as satellite, wireless 3G, 4G, cable, fiber optic and DSL.  These customer contracts may require us to provide services at a fixed price for the term of the contract.  To facilitate the provision of this access, we may enter into contracts with terrestrial platform providers.  Our agreements with these subcontractors may allow for prices to be changed during the term of the contracts.  We assume greater financial risk on these customer contracts than on other types of contracts because if we do not estimate costs accurately and there is an increase in our subcontractors’ prices, our net profit may be significantly reduced or there may be a loss on the contracts.

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

We may pursue acquisitions, capital expenditures, the development and launch of new satellites and other strategic transactions to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on the existence of, and our ability to capitalize on, opportunities to acquire or develop other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue investments, commercial alliances, partnerships, joint ventures, acquisitions or other strategic initiatives or development activities, including, without limitation, the design, development, construction and launch of new satellites, to complement or expand our business and satellite fleet.  Any such acquisitions, activities, transactions or investments that we are able to identify and complete which may become substantial over time, involve a high degree of risk, including, but not limited to, the following:

•
the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business, technology or joint venture and/or to engage in such investments and/or other activities;

•	the ability and capacity of our management team to carry out all of our business plans, including with respect to our existing businesses and any businesses we acquire or embark on in the future;

•	possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;

•
exposure to significant financial losses if the transactions, activities, investments and/or the underlying ventures are not successful and/or we are unable to achieve the intended objectives of the transaction or investment;

•	the inability to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions, activities, transactions or investments;

•	the risks associated with complying with regulations applicable to the acquired or developed business or technologies which may cause us to incur substantial expenses;

•	the inability to realize anticipated benefits or synergies from acquisitions, investments, alliances and/or the development and launch of new satellites;

•	the disruption of relationships with employees, vendors or customers;

•	the risks associated with foreign and international operations and/or investments; and

•	the risks associated with developing and constructing new satellites.

New investments, commercial alliances, partnerships, joint ventures, acquisitions, development activities, including, without limitation, the design, development, construction and launch of new satellites, and other strategic initiatives may require the commitment of significant capital that may otherwise be directed to investments in our existing businesses.  Commitment of this capital may cause us to defer or suspend any capital expenditures that we otherwise may have made.

We may not be able to generate cash to meet our debt service needs or fund our operations.

As of December 31, 2017, our total indebtedness was approximately $3.63 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We may need to raise additional capital in order to fund ongoing operations or to capitalize on business opportunities.  We may not be able to generate sufficient cash flow from operations and future borrowings or equity may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs.  If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital.  We may not be able to implement any of these actions on satisfactory terms, or at all.  The indentures governing our indebtedness limit our ability to dispose of assets and use the proceeds from such dispositions.  Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer. The Tax Cuts and Jobs Act of 2017 enacted in December 2017 (the “2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes.  While the 2017 Tax Act generally is likely to reduce our federal income tax obligations, if these limitations or other newly enacted provisions become applicable to us, they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs.

In addition, conditions in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all.  Instability or other conditions in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders.  In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions and/or the development, design and construction of new satellites.  We cannot predict with any certainty whether or not we will be impacted by economic conditions.  As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

We believe that our future success will depend to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives.  The loss of Mr. Ergen or of certain other key executives or of the ability of Mr. Ergen or certain other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations.  Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, under certain circumstances, we generally do not have employment agreements with them.  To the extent Mr. Ergen or other officers are performing services for both DISH Network and us, their attention may be diverted away from our business and therefore adversely affect our business.

We may be subject to risks relating to the referendum of the United Kingdom’s membership of the European Union.

The formal two-year process governing the United Kingdom’s (the “U.K.”) departure from the European Union and its member states (“EU”), commonly referred to as the “Brexit,” began on March 29, 2017. Although it is unknown what the ultimate terms of Brexit will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and EU countries.  The effects of Brexit and the perceptions as to the impact of the withdrawal of the U.K. from the EU may also adversely affect business activity, political stability and economic and market conditions in the U.K., the Eurozone, the EU and elsewhere and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound. Additionally, with the U.K. no longer being a part of the EU, there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the EU.  Given that a portion of our business is conducted in the EU, including the U.K., any of these and other changes, implications and consequences may adversely affect our business and results of operations.

A natural disaster could diminish our ability to provide service to our customers.

Natural disasters could damage or destroy our ground stations and/or other infrastructure, equipment and facilities, resulting in a disruption of service to our customers.  We currently have backup systems and technology in place to safeguard our antennas and protect our ground stations during natural disasters such as tornadoes, but the possibility still exists that our ground facilities and/or other infrastructure, equipment and facilities could be impacted during a major natural disaster.  If a future natural disaster impairs or destroys any of our ground facilities and/or other infrastructure, equipment and facilities, we may be unable to provide service to our customers in the affected area for a period of time which may adversely affect our business and results of operations.

We may have additional tax liabilities and changes in tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Additionally, new or modified income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which, like the 2017 Tax Act, could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The 2017 Tax Act contains many significant changes to U.S. tax laws, including changes in corporate tax rates, the availability of net deferred tax assets relating to our U.S. operations, the taxation and repatriation of foreign earnings, and the deductibility of expenses. The 2017 Tax Act or other tax reform legislation has had and could have a material impact on the value of our deferred tax assets, has and could result in significant charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations.

We earn a portion of our operating income from outside the United States, and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for us. In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals or otherwise may increase the amount of taxes we pay and adversely affect our operating results and cash flows.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the IRS and other standard-setting bodies may issue guidance on how the provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

RISKS RELATED TO OUR SATELLITES

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit.  These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators as a result of various factors, such as satellite design and manufacturing defects, problems with the power systems or control systems of the satellites, general failures resulting from operating satellites in the harsh environment of space and cyber-attacks or physical attacks on our satellites.

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent anomalies or outages from occurring and may experience anomalies and outages in the future, whether of the types described above or arising from the failure of other systems or components.

Any single anomaly or outage or series of anomalies or outages could materially and adversely affect our ability to utilize the satellite, our operations, services and revenue as well as our relationships with current customers and our ability to attract new customers.  In particular, future anomalies or outages may result in, among other things, the loss of individual transponders/beams and/or functional solar array circuits on a satellite, a group of transponders/beams on that satellite or the entire satellite, depending on the nature of the anomaly or outage. Anomalies or outages may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business, financial condition and results of operations.

The loss of a satellite or other satellite malfunctions or anomalies or outages could have a material adverse effect on our financial performance, which we may not be able to mitigate by using available capacity on other satellites.  There can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.  In addition, the loss of a satellite or other satellite malfunctions or anomalies or outages could affect our ability to comply with FCC and other regulatory obligations and our ability to fund the construction or acquisition of replacement satellites for our in-orbit fleet in a timely fashion, or at all.  There can be no assurance that anomalies or outages will not impact the remaining useful life and/or the commercial operation of any of the satellites in our fleet.  In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

Meteoroid events pose a potential threat to all in-orbit satellites.  The probability that meteoroids will damage those satellites increases significantly when the Earth passes through the particulate stream left behind by comets.  Occasionally, increased solar activity also poses a potential threat to all in-orbit satellites.

Some decommissioned satellites are in uncontrolled orbits, which pass through the geostationary belt at various points and present hazards to operational satellites, including our satellites.  We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.  The loss, damage or destruction of any of our satellites as a result of an electrostatic storm, collision with space debris, malfunction or other event could have a material adverse effect on our business, financial condition and results of operations.

We historically have not carried in-orbit insurance on many of our satellites because we have assessed that the cost of such insurance is uneconomical relative to the risk of failures. If one or more of our in-orbit uninsured satellites fail, we could be required to record significant impairment charges for the satellite.

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

Our satellites under construction are subject to risks related to construction, technology, regulations and launch that could limit our ability to utilize these satellites and adversely affect our business and financial condition.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement.  The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There also can be no assurance that the technologies in our existing satellites or in new satellites that we design and build will work as we expect and/or will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, or that we will obtain all regulatory approvals required to operate our new satellites. In addition, certain launch vehicles that may be used by us have either unproven track records or have experienced launch failures in the past.  The risks of launch delay, launch anomalies and launch failure are usually greater when the launch vehicle does not have a track record of previous successful flights.  Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take more than three years, and to obtain other launch opportunities.  Such significant delays could materially and adversely affect our business, expenses and results of operations, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers as capacity becomes full on existing satellites.  In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite.  We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.  A customer’s termination of its service contracts with us as a result of a launch delay or failure would reduce our contracted backlog and our ability to generate revenue.  One of our launch services providers is a Russian Federation state-owned company.  Certain ongoing political events have created uncertainty as to the stability of U.S. and Russian Federation relations.  This could add to risks relative to scheduling uncertainties and timing.  If a launch delay, anomaly or failure were to occur, it could result in the revocation of the applicable license to operate the satellite, undermine our ability to implement our business strategy or develop or pursue existing or future business opportunities with applicable licenses and otherwise have a material adverse effect on our business, expenses, assets, revenue, results of operations and ability to fund future satellite procurement and launch opportunities.  Historically, we have not always carried launch insurance for the launch of our satellites and the occurrence of launch anomalies and failures, whether on our satellites or those of others, may significantly reduce our ability to place launch insurance for our satellites or make launch insurance uneconomical.

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

In the event the international coordination process that is triggered by ITU filings under applicable rules is not successfully completed, or that the requests for modification of the broadcast satellite service plan regarding the allocation of orbital locations and frequencies are not granted by the ITU, we will have to operate the applicable satellite(s) on a non-interference basis, which could have an adverse impact on our business operations.  If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations, which could have a material adverse effect on our business, results of operations and financial position.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems Loral, LLC and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services and Space Exploration.  The loss or failure to perform of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR PRODUCTS AND TECHNOLOGY

If we are unable to properly respond to technological changes, our business could be significantly harmed.

Our business and the markets in which we operate are characterized by rapid technological changes, evolving industry standards and frequent product and service introductions and enhancements.  If we or our suppliers are unable to properly respond to or keep pace with technological developments, fail to develop new technologies, or if our competitors obtain or develop proprietary technologies that are perceived by the market as being superior to ours, our existing products and services may become obsolete and demand for our products and services may decline.  Even if we keep up with technological innovation, we may not meet the demands of the markets we serve.  Furthermore, after we have incurred substantial research and development costs, one or more of the technologies under our development, or under development by one or more of our strategic partners, could become obsolete prior to its introduction.  If we are unable to respond to or keep pace with technological advances on a cost-effective and timely basis, or if our products, applications or services are not accepted by the market, then our business, financial condition and results of operations could be adversely affected.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees.  Competition for the services of such employees is intense.  Although we strive to attract, retain and motivate these employees, we may not succeed in these respects.

We have made and will continue to make significant investments in research, development, and marketing for new products, services, satellites and related technologies, as well as entry into new business areas.  Investments in new technologies, satellites and business areas are inherently speculative and commercial success thereof depends on numerous factors including innovativeness, quality of service and support, and effectiveness of sales and marketing.  We may not achieve revenue or profitability from such investments for a number of years, if at all.  Moreover, even if such products, services, satellites, technologies and business areas become profitable, their operating margins may be minimal.

Our future growth depends on growing demand for advanced technologies.

Future demand and effective delivery for our products will depend significantly on the growing demand for advanced technologies, such as broadband internet connectivity.  If the deployment of, or demand for, advanced technologies is not as widespread or as rapid as we or our customers expect, our revenue growth will be negatively impacted.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.  The loss of our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on our business.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services.  Legal challenges to our intellectual property rights and claims by third parties of intellectual property infringement could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted or as we plan to conduct it, which could require us to change our business practices or limit our ability to compete effectively or could otherwise have an adverse effect on our business, financial condition, results of operations or prospects.  Even if any such challenges or claims prove to be without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.

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

We are, and may become, subject to various legal proceedings and claims, which arise both in and out of the ordinary course of our business.  Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we offer.  In general, if a court determines that one or more of our products or services infringes valid intellectual property rights held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, to pay damages or to redesign those products or services in such a way as to avoid infringement.  If those intellectual property rights are held by a competitor, we may be unable to license the necessary intellectual property rights at any price, which could adversely affect our competitive position.

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

We cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses.  Those costs, and their impact on our results of operations, could be material.  Damages in patent infringement cases can be substantial, and in certain circumstances, can be trebled.  To the extent that we are required to pay unanticipated royalties to third parties, these increased costs of doing business could negatively affect our liquidity and operating results.  We are currently defending patent infringement actions and may assert our own actions against parties we suspect of infringing our patents and trademarks.  We cannot be certain the courts will conclude these companies do not own the rights they claim, that these rights are not valid, or that our products and services do not infringe on these rights.  We also cannot be certain that we will be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.  The legal costs associated with defending patent suits and pursuing patent claims against others may be borne by us if we are not awarded reimbursement through the legal process.  See further discussion under Item 3. — Legal Proceedings of this Annual Report on Form 10-K.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We may become involved in lawsuits, regulatory inquiries, consumer claims and governmental and other legal proceedings arising from of our business, including new products and services that we may offer.  Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities.  The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain.  Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments, settlements, injunctions or liabilities, any of which could require substantial payments or have other adverse impacts on our revenue, results of operations or cash flow.

If the encryption and related security technology used in our products is compromised, sales of our products may decline.

Our customers use encryption and related security technology obtained from us or our suppliers in the products that they purchase from us to protect their data and products from unauthorized access to the features or functionalities of such products. Such encryption and related security technology has been compromised in the past and may be compromised in the future even though we continue to respond with significant investment in security measures, such as updates in security software, that are intended to make data theft more difficult. It has been our prior experience that security measures may only be effective for short periods of time or not at all. We cannot ensure that we will be successful in reducing or controlling theft of our customers’ data. As a result, sales of our products may decline, our reputation and customer relationship could be damaged and we may incur additional costs or financial liability in the future if security of our customers’ system is compromised.

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems or technologies may disrupt or harm our business and damage our reputation, which could have a material adverse effect on our financial condition and operating results.

The capacity, reliability and security of our information technology hardware and software infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures due to events such as computer hackings, cyber-attacks, computer viruses, ransomware, unauthorized access, denial of service attacks or other malicious, destructive or disruptive events.  Security breaches, attacks, viruses, unauthorized access and other malicious, destructive or disruptive events or activities have significantly increased in recent years, and some of them have involved sophisticated and highly targeted attacks on computer networks.  Our networks, systems and technologies and those of our third-party service providers and our customers may also be vulnerable to such security breaches, attacks, malicious activities and unauthorized access, resulting in misappropriation, misuse, leakage, corruption, unscheduled downtime, falsification and accidental or intentional release or loss of information maintained on our and our third party service providers’ information technology systems and networks, including but not limited to customer, personnel and vendor data.  If such risks were to materialize, we could be exposed to significant costs and interruptions, delays or malfunctions in our operations, any of which could damage our reputation and credibility and have a material adverse effect on our business, financial condition and results of operations.  We may also be required to expend significant resources to protect against these threats or to alleviate problems, including reputational harm and litigation, caused by any breaches.  Although we have significantly invested in and continue to implement generally recognized security measures, these measures may prove to be inadequate and we could be subject to regulatory penalties, fines, sanctions, enforcement actions, remediation obligations, and/or private litigation by parties whose information was improperly accessed, disclosed or misused which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.  In addition, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  A security breach or attack could impact our ability to expand or upgrade our technology infrastructure which could have adverse consequences, including the delayed implementation of new offerings, product or service interruptions, and the diversion of development resources.

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

Our business is subject to varying degrees of regulation in the U.S. by the FCC, and other federal, state and local entities, and in foreign countries by similar entities and internationally by the ITU.  These regulations are subject to the administrative and political process and do change, for political and other reasons, from time to time and may limit or constrain and/or have other adverse effects on and implications for our business and operations.  The United States and foreign countries in which we currently, or may in the future, operate may not authorize us access to all of the spectrum that we need to provide service in a particular country. Moreover, the U.S. and a substantial number of foreign countries in which we have, or may in the future make, an investment, regulate, in varying degrees, the ownership of satellites and other telecommunication facilities/networks and foreign investment in telecommunications companies.  Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.  Further material changes in law and regulatory requirements may also occur, and there can be no assurance that our business and the business of our subsidiaries and affiliates will not be adversely affected by future legislation, new regulation or deregulation.  The failure to obtain or comply with the authorizations and regulations governing our operations could have a material adverse effect on our ability to generate revenue and our overall competitive position and could result in our suffering serious harm to our reputation.

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

Restrictions on immigration or increased enforcement of immigration laws could limit our access to qualified and skilled professionals, increase our cost of doing business or otherwise disrupt our operations.

The success of our business is dependent on our ability to recruit engineers and other professionals. Immigration laws in the countries in which we operate are subject to legislative changes, as well as variations in the standards of application and enforcement due to political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals. If immigration laws are changed or if new more restrictive government regulations are enacted or increased, our access to qualified and skilled professionals may be limited, the costs of doing business may increase and our operations may be disrupted.

RISKS RELATED TO THE SHARE EXCHANGE

We might not be able to engage in certain strategic transactions because we have agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax-free split-off.

To preserve the intended tax-free treatment of the Share Exchange, EchoStar must comply with certain restrictions under current U.S. federal income tax laws for split-offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in EchoStar’s stock ownership, (ii) continuing to own and manage EchoStar’s historic businesses, and (iii) limiting sales or redemptions of EchoStar’s and our common stock. If these restrictions, among others, are not followed, the Share Exchange could be taxable to us, EchoStar and possibly EchoStar’s stockholders.

OTHER RISKS

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 45.9% of EchoStar’s total equity securities (assuming conversion of only the Class B common stock beneficially owned by Mr. Ergen into Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable or may become exercisable within 60 days of February 12, 2018) and beneficially owns approximately 72.4% of the total voting power of all classes of shares (assuming no conversion of any Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable or may become exercisable within 60 days of February 12, 2018).  Mr. Ergen’s beneficial ownership of EchoStar excludes 1,640 shares of EchoStar’s Class A common stock and 9,777,751 shares of its Class A common stock issuable upon conversion of shares of its Class B common stock, in each case, currently held by certain trusts established by Mr. Ergen for the benefit of his family.  These trusts beneficially own approximately 16.9% of EchoStar’s total equity securities (assuming conversion of only the Class B common stock held by such trusts into Class A common stock) and beneficially own approximately 18.6% of EchoStar’s total voting power of all classes of shares (assuming no conversion of any Class B common stock).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the Nasdaq listing rules and, therefore, is not subject to Nasdaq requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors and/or (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•
Cross directorships and stock ownership.  We have overlap in our Chairman position with DISH Network, which may lead to conflicting interests.  EchoStar’s board of directors includes persons who are members of the board of directors of DISH Network, including Charles W. Ergen, who serves as the Chairman of these companies and of us and is employed by both EchoStar and DISH Network.  Our Chairman and the other members of EchoStar’s board of directors who overlap with DISH Network also have fiduciary duties to DISH Network’s shareholders.  Therefore, these individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, our Chairman and certain other EchoStar directors and certain of our officers own DISH Network stock and options to purchase DISH Network stock, certain of which they acquired or were granted prior to the Spin-off. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.

•
Intercompany agreements with DISH Network.  We and EchoStar have entered into various agreements with DISH Network.  Pursuant to certain agreements, we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and EchoStar and

DISH Network, respectively, indemnify each other against certain liabilities arising from our respective businesses. Generally, the amounts paid for products and services provided under the agreements are based on cost plus a fixed margin, which varies depending on the nature of the products and services provided.  Certain other intercompany agreements cover matters such as tax sharing and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of EchoStar’s businesses.  We and EchoStar have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH Network and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network and EchoStar under the separation and ancillary agreements entered into with DISH Network in connection with the Spin-Off and the Share Exchange did not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us or EchoStar.  In addition, DISH Network or its affiliates will likely continue to enter into transactions with EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between DISH Network and us and, when appropriate, subject to approval by EchoStar’s non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.

•
Competition for business opportunities.  DISH Network may have interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.  DISH Network also has a distribution agreement with ViaSat, a competitor of our Hughes segment, to sell services similar to those offered by our Hughes segment.  We may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites.

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

Certain provisions of our articles of incorporation and bylaws, such as a provision that authorizes the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt, may discourage delay or prevent a change in control of our company that a shareholder may consider favorable. We also have a significant amount of authorized and unissued stock under our articles of incorporation that would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us. In addition, Charles W. Ergen, our Chairman, has the power to elect all of EchoStar’s directors and control shareholder decisions of EchoStar on matters on which all classes of common stock vote together, and as our parent, EchoStar in turn holds all of our issued and outstanding shares of common stock and has the power to elect all of our directors and control shareholder decision on all matters.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”) and EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Other”) as of December 31, 2017.  We operate various facilities in the U.S. and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location (4)	Segment(s)	Leased/ Owned	Function
San Diego, California	Hughes	Leased	Engineering and sales offices
Englewood, Colorado (1)(4)	Hughes	Leased	Gateways
Gaithersburg, Maryland	Hughes	Leased	Manufacturing and testing facilities, engineering and logistics and administrative offices
Southfield, Michigan (1)	Hughes	Leased	Shared hub and regional network management center
Las Vegas, Nevada (1)	Hughes	Leased	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
American Fork, Utah	Hughes	Leased	Office space, engineering offices
Sao Paulo, Brazil	Hughes	Leased	Hughes Brazil corporate headquarters, sales offices, and warehouse
Bangalore, India (2)	Hughes	Leased	Engineering office and office space
Gurgaon, India (1)(2)	Hughes	Leased	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Leased	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Leased	Hughes Europe corporate headquarters and operations
Germantown, Maryland (1)	Hughes	Owned	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany (1)	Hughes	Owned	Shared hub, operations, administrative offices and warehouse
Cheyenne, Wyoming (1)	Hughes/ESS	Leased	Spacecraft operations center, satellite access center and gateway
Gilbert, Arizona (1)	Hughes/ESS	Leased	Spacecraft operations center, satellite access center and gateway
Barueri, Brazil (1)	Hughes/ESS	Leased	Shared hub, warehouse, operations center and spacecraft operations center
Black Hawk, South Dakota (1)(3)	ESS	Owned	Spacecraft autotrack operations center
Englewood, Colorado (3)	ESS/Other	Owned	Corporate headquarters, engineering offices
Campinas, Brazil	Other	Leased	Uplink facility
Cheyenne, Wyoming	Other	Owned	Data Center

(1)	We perform network services and customer support functions 24 hours a day, 365 days a year at these locations.

(2)	These properties are used by subsidiaries that are less than wholly-owned by the Company.

(3)	These properties are owned by EchoStar Corporation or its subsidiaries.

(4)	We also have multiple gateways throughout the Western part of the U.S., Mexico and Canada that support the SPACEWAY 3, EchoStar XVII, and EchoStar XIX satellites.

Item 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 12 in the notes to consolidated financial statements in Item 15 of this report.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 12, 2018, all of our 1,078 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. On December 20, 2013, we amended our Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock. As of February 12, 2018, zero shares of our preferred stock were issued and outstanding.

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

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers. We currently operate in two business segments, which are differentiated primarily by their operational focus:  Hughes and EchoStar Satellite Services (“ESS”). These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.

On January 31, 2017, EchoStar and certain of its and our subsidiaries, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). EchoStar’s former EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies and provided digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services. Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies business segment and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated and are of no further effect.

As of March 2017, we changed our overhead allocation methodology used in our segment disclosures to reflect how the CODM evaluates our segments. Historically, the costs of all corporate functions were included on an allocated basis in each of the business segments’ EBITDA. Under the revised allocation methodology, these costs are now reported and analyzed as part of

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

“Corporate and Other” (previously “All Other and Eliminations”). Our prior period segment EBITDA disclosures have been restated to reflect this change.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2017

•	Revenue of $1.88 billion

•	Operating income of $249.6 million

•	Net income of $297.6 million

•	Net income attributable to HSS of $296.0 million

•	EBITDA of $748.1 million (see reconciliation of this non-GAAP measure on page 28)

Consolidated Financial Condition as of December 31, 2017

•	Total assets of $6.86 billion

•	Total liabilities of $4.56 billion

•	Total shareholders’ equity of $2.30 billion

•	Cash, cash equivalents and current marketable investment securities of $2.28 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband internet services to domestic and international home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to domestic and international consumers and aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across our wholesale and retail channels. The growth of our enterprise, including aeronautical, businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth.

Our Hughes segment currently uses capacity from our three satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. In December 2016, EchoStar launched the EchoStar XIX satellite, a next-generation, high throughput geostationary satellite, employing a multi-spot beam, bent pipe Ka-band architecture. It has provided and we expect it to continue to provide significant capacity for consumer subscriber growth, capacity for the Hughes broadband services to our customers in North America, capacity in certain Central and South American countries and capability for aeronautical and domestic and international enterprise broadband services.  Capital expenditures associated with the construction and launch of this satellite have been incurred by EchoStar and EchoStar contributed the EchoStar XIX satellite to us in February 2017.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch, that is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise services. Capital expenditures associated with the construction and launch of this satellite is included in “Corporate and Other” in EchoStar’s segment reporting.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes satellite internet service and related equipment and other telecommunication services and (ii) will install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA, we have not earned and do not expect to earn significant equipment revenue from our Distribution Agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH, in the future.

Our Hughes segment also delivers broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to domestic and international customers and aeronautical, enterprise and government customers. Most of our enterprise customers have contracts with us for the services they purchase.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. We have an agreement with WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company, to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. In November 2017, we began the production of OneWeb’s ground network system equipment and expect to begin delivering this equipment in the second half of 2018.

We continue to expand our efforts to grow our consumer satellite services business outside of the U.S. In April 2014, we entered into a satellite services agreement pursuant to which Eutelsat do Brasil provides us Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite for a 15-year term.  That satellite was launched in March 2016 and we began delivering high-speed consumer satellite broadband services in Brazil in July 2016. In September 2015, we entered into satellite services agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location for a 15-year term. We expect the satellite to be launched in the second quarter of 2018 and to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. We launched our consumer satellite broadband service in Colombia in the third quarter of 2017 and we expect to launch similar services in various other Central and South American countries in 2018.

As of December 31, 2017, 2016 and 2015, our Hughes segment had approximately 1,208,000, 1,036,000 and 1,035,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services in the U.S. and South America through retail, wholesale and small/medium enterprise service channels.  Gross subscriber additions, including small/medium enterprise, increased by approximately 7,300 in the fourth quarter of 2017 compared to the third quarter of 2017 primarily due to an increase in new additions in our domestic retail channel as a result of our marketing efforts. Our average monthly subscriber churn percentage for the fourth quarter of 2017 decreased compared to the third quarter of 2017.  As a result of higher gross subscriber additions and lower churn, total net subscriber additions, including small/medium enterprise, were approximately 68,000 for the quarter ended December 31, 2017 compared to approximately 55,000 for the third quarter of 2017.

As of December 31, 2017 and 2016, our Hughes segment had approximately $1.62 billion and $1.52 billion, respectively, of contracted revenue backlog.  We define Hughes contracted revenue backlog as our expected future revenue under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market. The increase in contracted revenue backlog is primarily due to an increase in customer contracts from our international markets. Of the total contracted revenue backlog as of December 31, 2017, we expect to recognize approximately $424.7 million of revenue in 2018.

EchoStar Satellite Services Segment

Our ESS segment is a global provider of satellite service operations and video delivery solutions. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue growth in our ESS segment depends largely on our ability to continuously make satellite capacity available for sale.  We provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also manage satellite operations for certain satellites owned by DISH Network.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment.  Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements.  DISH Network’s capacity requirements have been driven by the addition of new channels and migration of programming to high-definition TV and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. While we expect to continue to provide satellite services to DISH Network, its satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. The agreement with DISH Network for satellite services relative to the EchoStar VII satellite expires in June 2018. DISH Network has not renewed the agreement past such date which may have a significant impact on our operating results in the future.

In August 2014, we entered into: (i) a contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-, Ku- and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we transferred the title to the payloads to two affiliates of SES. We retained the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The EchoStar 105/SES-11 satellite was launched in October 2017 and placed into service in November 2017 at the 105 degree west longitude orbital location. Our Ku-band payload on the EchoStar 105/SES-11 satellite replaces and augments the capacity we had on the AMC-15 satellite, resulting in additional sales capacity. We transferred activities from the AMC-15 satellite to the EchoStar 105/SES-11 satellite in the fourth quarter of 2017.

We are pursuing expanding our business offerings by providing value added services such as telemetry, tracking, and control services to third parties, which leverage the ground monitoring networks and personnel currently within our ESS segment.

At each of December 31, 2017 and 2016, our ESS segment had contracted revenue backlog attributable to satellites currently in orbit of approximately $1.16 billion.  The decrease is primarily driven by the fixed-term nature of the satellite services agreements with DISH Network.  Of the total contracted revenue backlog as of December 31, 2017, we expect to recognize approximately $332.9 million of revenue in 2018.

New Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, balloons, and High Altitude Platform Systems are playing significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, entertainment and commerce in North America and internationally for consumers as well as aeronautical, enterprise and government customers.

We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business. In June 2015, EchoStar made an equity investment in OneWeb.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions and other strategic initiatives, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Basis of Presentation

The following discussion and analysis of our consolidated results of operations is presented on a historical basis.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Years Ended December 31,		Variance
Statements of Operations Data (1)	2017	2016	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - other	$1,203,551	$1,103,127	100,424	9.1
Services and other revenue - DISH Network	433,829	449,547	(15,718)	(3.5)
Equipment revenue - other	239,199	238,279	920	0.4
Equipment revenue - DISH Network	290	8,840	(8,550)	(96.7)
Total revenue	1,876,869	1,799,793	77,076	4.3
Costs and Expenses:
Cost of sales - services and other	542,665	517,957	24,708	4.8
% of Total services and other revenue	33.1%	33.4%
Cost of sales - equipment	212,458	204,753	7,705	3.8
% of Total equipment revenue	88.7%	82.9%
Selling, general and administrative expenses	337,591	281,048	56,543	20.1
% of Total revenue	18.0%	15.6%
Research and development expenses	31,745	31,170	575	1.8
% of Total revenue	1.7%	1.7%
Depreciation and amortization	496,798	414,133	82,665	20.0
Impairment of long-lived assets	6,000	—	6,000	*
Total costs and expenses	1,627,257	1,449,061	178,196	12.3
Operating income	249,612	350,732	(101,120)	(28.8)
Other Income (Expense):
Interest income	31,952	12,598	19,354	*
Interest expense, net of amounts capitalized	(245,478)	(187,198)	(58,280)	31.1
Gains (losses) and impairment on marketable investment securities, net	(1,574)	6,995	(8,569)	*
Other, net	4,839	12,353	(7,514)	(60.8)
Total other expense, net	(210,261)	(155,252)	(55,009)	35.4
Income before income taxes	39,351	195,480	(156,129)	(79.9)
Income tax benefit (provision), net	258,202	(73,759)	331,961	*
Net income	297,553	121,721	175,832	*
Less: Net income attributable to noncontrolling interests	1,583	1,706	(123)	(7.2)
Net income attributable to HSS	$295,970	$120,015	$175,955	*
Other Data:
EBITDA (2)	$748,092	$782,507	$(34,415)	(4.4)
Subscribers, end of period	1,208,000	1,036,000	172,000	16.6
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

Services and other revenue — other.  “Services and other revenue — other” totaled $1.20 billion for the year ended December 31, 2017, an increase of $100.4 million, or 9.1%, compared to the same period in 2016.

Services and other revenue — other from our Hughes segment for the year ended December 31, 2017 increased by $109.1 million, or 10.4%, to $1.16 billion compared to the same period in 2016.  The increase was primarily attributable to increases in sales of broadband services of $103.2 million to our domestic and international consumer customers, $14.9 million to our domestic enterprise customers and $4.6 million to our mobile satellite systems

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

customers. The increase was partially offset by a decrease in sales of broadband services of $14.4 million to our international enterprise customers.

Services and other revenue — other from our ESS segment for the year ended December 31, 2017 decreased by $10.7 million, or 18.4%, to $47.4 million compared to the same period in 2016. The decrease was primarily attributable to decreases in sales of transponder services due to expired service contracts.

Services and other revenue - DISH Network.  “Services and other revenue — DISH Network” totaled $433.8 million for the year ended December 31, 2017, a decrease of $15.7 million, or 3.5%, compared to the same period in 2016.

Services and other revenue — DISH Network from our Hughes segment for the year ended December 31, 2017 decreased by $16.1 million, or 16.4%, to $82.3 million compared to the same period in 2016.  The decrease was primarily attributable to a decrease in wholesale subscribers.

Services and other revenue — DISH Network from our ESS segment for the year ended December 31, 2017 decreased by $4.7 million, or 1.3%, to $344.8 million compared to the same period in 2016.  The decrease was primarily attributable to the termination of the satellite services agreement with DISH Network on the EchoStar XII satellite in September 2017.

Services and other revenue — DISH Network from Corporate and Other for the year ended December 31, 2017 increased by $5.1 million to $6.7 million compared to the same period in 2016.  The increase was primarily attributable to an increase in rental income relating to certain lease agreements pursuant to which DISH Network leases certain real estate from us.

Equipment revenue — other.  “Equipment revenue — other” totaled $239.2 million for the year ended December 31, 2017, an increase of $0.9 million, or 0.4%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was mainly due to an increase of $32.3 million in sales of broadband equipment to our domestic consumer and enterprise customers. The increase was partially offset by a decrease in sales of broadband equipment to our mobile satellite systems customers of $16.9 million, our international enterprise customers of $10.3 million, and our government customers of $4.3 million.

Equipment revenue — DISH Network.  “Equipment revenue — DISH Network” totaled $0.3 million for the year ended December 31, 2017, a decrease of $8.6 million, or 96.7%, compared to the same period in 2016 primarily from our Hughes segment.  The decrease in revenue was primarily due to the decrease in unit sales of broadband equipment to dishNET as a result of the MSA. See Note 15 in the notes to consolidated financial statements in Item 15 of this report for additional information about the MSA.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $542.7 million for the year ended December 31, 2017, an increase of $24.7 million, or 4.8%, compared to the same period in 2016.

Cost of sales — services and other from our Hughes segment for the year ended December 31, 2017 increased by $23.5 million, or 5.2%, to $478.0 million compared to the same period in 2016.  The increase was primarily attributable to an increase in the costs of broadband services provided to our domestic and international consumer customers, domestic enterprise customers, and mobile satellite systems customers primarily due to the increase in sales of broadband services.

Cost of sales — services and other from Corporate and Other for the year ended December 31, 2017 increased by $0.8 million, to $0.2 million compared to the same period in 2016.  The increase was primarily attributable to an increase in expenses relating to certain lease agreements pursuant to which DISH Network leases certain real estate to us.

Cost of sales — equipment.  “Cost of sales — equipment” totaled $212.5 million for the year ended December 31, 2017, an increase of $7.7 million, or 3.8%, compared to the same period in 2016 primarily from our Hughes segment.  The increase was primarily attributable to an increase of $26.2 million in equipment costs related to the increase in sales to our domestic consumer and enterprise customers. The increase was partially offset by a decrease of $18.2 million in equipment costs related to the decrease in sales to dishNET, international enterprise customers and our mobile satellite systems customers.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses.  “Selling, general and administrative expenses” totaled $337.6 million for the year ended December 31, 2017, an increase of $56.5 million, or 20.1%, compared to the same period in 2016.  The increase was primarily related to an increase of $51.1 million in marketing and promotional costs primarily attributable to our domestic and international consumer broadband sales in our Hughes segment, an increase of $4.5 million as a result of our revised corporate structure, and an increase of $2.5 million in litigation expense in 2017, partially offset by a decrease of $1.6 million in general and administrative expenses.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $496.8 million for the year ended December 31, 2017, an increase of $82.7 million, or 20.0%, compared to the same period in 2016.  The increase was primarily related to (i) an increase of $36.2 million in depreciation expense of the EUTELSAT 65 West A satellite placed into service in 2016, the contribution of the EchoStar XIX satellite from EchoStar to us in 2017, and the EchoStar 105/SES-11 satellite that was placed into service in 2017, (ii) an increase of $32.0 million in depreciation expense relating to domestic and international customer rental equipment, (iii) an increase of $19.9 million in depreciation expense relating to machinery and equipment, and (iv) an increase of $9.8 million in amortization expense relating to the development of externally marketed software. The increase was partially offset by a decrease of $12.5 million in amortization expense primarily due to certain fully amortized other intangible assets in our Hughes segment.

Impairment of long-lived assets. “Impairment of long-lived assets” totaled $6.0 million for the year ended December 31, 2017. The increase was attributable to an impairment loss of $6.0 million relating to our regulatory authorizations with indefinite lives from our ESS segment.

Interest income.  “Interest income” totaled $32.0 million for the year ended December 31, 2017, an increase of $19.4 million compared to the same period in 2016.  The increase was primarily attributable to the increase in our marketable investments and an increase in yield percentage in 2017 when compared to 2016.

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $245.5 million for the year ended December 31, 2017, an increase of $58.3 million, or 31.1%, compared to the same period in 2016.  The increase was primarily due to an increase of $51.0 million in interest expense relating to the issuance of 5.250% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) in the third quarter of 2016 and a decrease of $7.4 million in capitalized interest relating to the EchoStar XIX satellite that was placed into service in the first quarter of 2017 and EchoStar 105/SES-11 satellites that were placed into service in the fourth quarter of 2017.

Gains (losses) and impairment on marketable investment securities, net.  “Gains (losses) and impairment on marketable investment securities, net” totaled $1.6 million in losses for the year ended December 31, 2017 compared to $7.0 million in gains for the same period in 2016.  The change of $8.6 million was primarily due to an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017, a decrease of $3.0 million in realized gains on our securities classified as available-for-sale when compared to 2016 and a decrease of $2.3 million in gains on our trading securities when compared to 2016.

Other, net.  “Other, net” totaled $4.8 million in income for the year ended December 31, 2017, a decrease of $7.5 million, or 60.8%, compared to the same period in 2016.  The decrease was primarily related to $6.8 million for a provision recorded in the first half of 2015 in connection with Federal Communications Commission (“FCC”) regulatory fees, which was reversed in the first quarter of 2016, a decrease of 2.4 million in equity in earnings of our unconsolidated affiliates and an unfavorable foreign exchange impact of $1.3 million in 2017 compared to the same period in 2016, partially offset by $3.2 million in a protective put associated with our trading securities in 2016.

Income tax benefit (provision).  Income tax benefit was $258.2 million for the year ended December 31, 2017, an increase of $332.0 million, compared to the same period in 2016.  Our effective income tax rate was (656.2)% for the year ended December 31, 2017, compared to 37.7% for the same period in 2016.  The effective tax rate for the year ended December 31, 2017 was significantly impacted by the Tax Cuts and Jobs Act of 2017 enacted in December 2017 (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code including i) reduction of the U.S. federal corporate income tax rate to 21% effective for years beginning after December 31, 2017, and ii) requiring a one-time deemed repatriation tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. We have provisionally recorded a deferred tax benefit of $283.0 million to reflect re-measurement of our deferred tax assets and liabilities at the new rate. We have provisionally estimated that we will have no liability resulting from the one-time deemed repatriation tax. We are

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

continuing to gather additional information related to the repatriation tax in order to determine the final impact. See Note 10 of the notes to consolidated financial statements included in Item 15 of this report for further information. Further variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2017 were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.  The tax benefit recognized from the change in our effective tax rate was partially offset by the increase in our valuation allowance associated with certain foreign losses. For the year ended December 31, 2016, the variation in our effective tax rate from the U.S. federal statutory rate was primarily due to state income taxes, partially offset by research and experimentation tax credits and valuation allowance.

Net income attributable to HSS.  Net income attributable to HSS was $296.0 million for the year ended December 31, 2017, an increase of $176.0 million compared to the same period in 2016.  The increase was primarily due to an increase of $332.0 million in income tax benefit and an increase of 19.4 million in interest income. These increases were partially offset by (i) a decrease in operating income, including depreciation and amortization, of $101.1 million, (ii) an increase of $58.3 million in interest expense, net of amounts capitalized, (iii) a decrease in gains on investments of $8.6 million and (iv) a decrease in other income of $7.5 million.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”).  EBITDA was $748.1 million for the year ended December 31, 2017, a decrease of $34.4 million, or 4.4%, compared to the same period in 2016.  The decrease was primarily due to (i) a decrease in operating income, excluding depreciation and amortization, of $18.5 million, (ii) a decrease in gains on investments of $8.6 million and (iii) a decrease in other income of $7.5 million. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.

The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the Years Ended December 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Net income	$297,553	$121,721	$175,832	*

Interest income and expense, net	213,526	174,600	38,926	22.3
Income tax (benefit) provision	(258,202)	73,759	(331,961)	*
Depreciation and amortization	496,798	414,133	82,665	20.0
Net income attributable to noncontrolling interests	(1,583)	(1,706)	123	(7.2)
EBITDA	$748,092	$782,507	$(34,415)	(4.4)

Segment Operating Results and Capital Expenditures

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2017
Total revenue	$1,477,918	$392,244	$6,707	$1,876,869
Capital expenditures	$376,502	$20,725	$—	$397,227
EBITDA	$475,222	$315,285	$(42,415)	$748,092

For the Year Ended December 31, 2016
Total revenue	$1,392,361	$407,660	$(228)	$1,799,793
Capital expenditures	$322,362	$58,925	$—	$381,287
EBITDA	$477,165	$341,516	$(36,174)	$782,507

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the Years Ended December 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$1,477,918	$1,392,361	$85,557	6.1
Capital expenditures	$376,502	$322,362	$54,140	16.8
EBITDA	$475,222	$477,165	$(1,943)	(0.4)

Revenue

Hughes segment total revenue for the year ended December 31, 2017 increased by $85.6 million, or 6.1%, compared to the same period in 2016.  The increase was primarily due to an increase of $117.7 million in sales of broadband equipment and services to our domestic consumer and enterprise customers, an increase of $33.1 million in sales of broadband equipment and services to our international consumer customers, and an increase of $4.6 million in sales of services to our mobile satellite systems customers. The increase was partially offset by a decrease of $24.7 million in sales of broadband equipment and services to DISH Network, a decrease of $24.7 million in sales of broadband equipment and services to our international enterprise customers, a decrease of $16.9 million in sales of broadband equipment to our mobile satellite systems customers, and a decrease of $4.3 million in sales of broadband equipment to our government customers.

Capital Expenditures

Hughes segment capital expenditures for the year ended December 31, 2017 increased by $54.1 million, or 16.8%, compared to the same period in 2016, primarily as a result of an increase of $134.2 million in expenditures primarily related to customer rental equipment for consumer services provided on the EUTELSAT 65 West A and EchoStar XIX satellites that were placed into service in the third quarter of 2016 and the first quarter of 2017, respectively, partially offset by a decrease of $83.0 million in expenditures as a result of the EUTELSAT 65 West A and EchoStar XIX satellites being placed into service.

EBITDA

Hughes segment EBITDA for the year ended December 31, 2017 was $475.2 million, a decrease of $1.9 million, or 0.4%, compared to the same period in 2016.  The decrease was primarily due to (i) an increase of $51.1 million in marketing and promotional costs primarily attributable our domestic and international consumer broadband sales, (ii) an other than temporary impairment loss of $3.3 million on certain strategic equity securities in our marketable investment securities in 2017, (iii) an increase of $2.5 million in litigation expense in 2017 and (iv) an unfavorable foreign exchange impact of $1.3 million in 2017. The decrease was partially offset by an increase of $54.2 million in gross margin and a decrease of $1.8 million in general and administrative expenses.

EchoStar Satellite Services Segment

	For the Years Ended December 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$392,244	$407,660	$(15,416)	(3.8)
Capital expenditures	$20,725	$58,925	$(38,200)	(64.8)
EBITDA	$315,285	$341,516	$(26,231)	(7.7)

Revenue

ESS segment total revenue for the year ended December 31, 2017 decreased by $15.4 million, or 3.8%, compared to the same period in 2016, primarily attributable to decreases in sales of transponder services due to expired service contracts and the termination of the satellite services agreement with DISH Network on the EchoStar XII satellite in September 2017.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Capital Expenditures

ESS segment capital expenditures for the year ended December 31, 2017 decreased by $38.2 million, or 64.8%, compared to the same period in 2016, primarily related to a decrease in expenditures on the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the year ended December 31, 2017 was $315.3 million, a decrease of $26.2 million, or 7.7%, compared to the same period in 2016.  The decrease in EBITDA for our ESS segment was primarily due to a decrease of $15.7 million in gross margin, an impairment loss of $6.0 million relating to our regulatory authorizations with indefinite lives and a decrease of $3.8 million for a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016.

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

	For the Years Ended December 31,		Variance
	2017	2016	Amount	%
	(Dollars in thousands)
Total revenue	$6,707	$(228)	$6,935	*
Capital expenditures	$—	$—	$—	*
EBITDA	$(42,415)	$(36,174)	$(6,241)	17.3
*    Percentage is not meaningful.

EBITDA

For the year ended December 31, 2017, Corporate and Other EBITDA was $42.4 million, a decrease of $6.2 million, or 17.3%, compared to the same period in 2016.  The change in EBITDA was primarily related to an increase of $4.0 million in general and administrative expense, $3.0 million attributable to a provision recorded in the first half of 2015 in connection with FCC regulatory fees, which was reversed in the first quarter of 2016, $3.0 million in realized gains on our securities classified as available-for-sale in 2016 and a decrease of $2.4 million in equity in earnings of unconsolidated affiliate. The decrease was partially offset by an increase of $6.2 million in gross margin.

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

Services and other revenue - DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder services, telemetry, tracking and control, professional services, facilities rental revenue and other services provided to DISH Network.  “Services and other revenue — DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

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

Cost of sales — equipment.  “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets and to DISH Network.

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2017, our cash, cash equivalents and current marketable investment securities had a fair value of $2.28 billion. Of this amount, a total of $2.28 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our current non-strategic investment portfolio of $2.28 billion as of December 31, 2017, a hypothetical 10% change in average interest rates during 2017 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2017 of 1.3%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2017 would have resulted in a decrease of approximately $2.8 million in annual interest income.

Investments in unconsolidated entities

As of December 31, 2017, we had $30.6 million of noncurrent equity instruments that we hold for strategic business purposes and account for under the cost or equity methods of accounting. The fair value of these instruments is not readily determinable. We periodically review these investments and estimate fair value when there are indications of impairment. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments would have resulted in a decrease of approximately $3.1 million in the value of these investments.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2017, we had $47.3 million of net foreign currency denominated receivables and payables outstanding, and foreign currency forward contracts with a notional value of $4.7 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign exchange contracts were not material as of December 31, 2017. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries would have been an estimated loss to the cumulative translation adjustment of $19.5 million as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B.    OTHER INFORMATION

On February 22, 2018, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter and year ended December 31, 2017. A copy of the Press Release is furnished herewith as Exhibit 99.1.
The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

PART III

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2018.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2017.  EchoStar Corporation’s (“EchoStar”) board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if EchoStar’s board of directors believes that a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2017 and 2016.

	For the Years Ended December 31,
	2017	2016
Audit fees (1)	$1,760,310	$1,651,744
Audit-related fees (2)	27,125	90,171
Total audit and audited related fees	1,787,435	1,741,915
Tax fees (3)	29,063	22,875
Total fees	$1,816,498	$1,764,790

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

EchoStar’s Audit Committee is responsible for appointing, setting compensation, retaining, and overseeing the work of our independent registered public accounting firm.  EchoStar’s Audit Committee has established a process regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.

Requests are submitted to EchoStar’s Audit Committee in one of the following ways:

•	Request for approval of services at a meeting of EchoStar’s Audit Committee; or

•	Request for approval of services by members of EchoStar’s Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  Fees paid by us to KPMG LLP for services rendered in 2017 and 2016 were pre-approved by EchoStar’s Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

Exhibit No.	Description
2.1*
Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to Hughes Communications Inc.’s Current Report on Form 8-K, filed February 15, 2011, Commission File No. 1-33040).****

3.1(a)*
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

3.1(c)*
Articles of Amendment of Hughes Satellite Systems Corporation, dated as of December 30, 2013 (incorporated by reference to Exhibit 3.1(c) to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 21, 2014, Commission File No. 333-179121.

3.1(d)*
Articles of Amendment of Hughes Satellite Systems Corporation, dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1(d) to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 21, 2014, Commission File No. 333-179121).

3.1(e)*
Articles of Amendment of Hughes Satellite Systems Corporation, dated as of February 28, 2014 (incorporated by reference to Exhibit 3.1(a) to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 333-179121).

Exhibit No.	Description
3.1(f)*
Articles of Amendment to Articles of Incorporation of Hughes Satellite Systems Corporation, dated as of March 1, 2017 (incorporated by reference to Exhibit 32 to EchoStar Corporation’s Current Report on Form 8-K filed March 6, 2017, Commission File No. 001-33807).

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

4.7*
Second Supplemental Indenture relating to the 6 1/2% Senior Secured Notes due 2019 of Hughes Satellite Systems Corporation, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

4.8*
Second Supplemental Indenture relating to the 7 5/8% Senior Unsecured Notes due 2021 of Hughes Satellite Systems Corporation, dated as of March 28, 2014, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

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

4.12*
Indenture, relating to the 5.250% Senior Secured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.13*
Indenture, relating to the 6.625% Senior Unsecured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.14*
Registration Rights Agreement, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.15*
Additional Secured Party Joinder, dated as of July 27, 2016, among U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as collateral agent and Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 4.4 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.16*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.12).

4.17*	Form of 6.625% Senior Unsecured Note due 2026 (included as part of Exhibit 4.13).

4.18*
Joinder Agreement, dated as of March 23, 2017, to the Security Agreement dated as of June 8, 2011, by and between Cheyenne Data Center L.L.C. and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.18 to Hughes Satellite Systems Corporation’s Registration Statement on Form S-4, filed April 6, 2017, Commission File No. 333-179121).

4.19*
Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 5.250% Senior Secured Notes due 2026, dated March 23, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.19 to Hughes Satellite Systems Corporation’s Registration Statement on Form S-4, filed April 6, 2017, Commission File No. 333-179121).

4.20*
Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 6.625% Senior Notes due 2026, dated as of March 23, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.20 to Hughes Satellite Systems Corporation’s Registration Statement on Form S-4, filed April 6, 2017, Commission File No. 333-179121).

Exhibit No.	Description
4.21*
Third Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 6½% Senior Secured Notes due 2019, dated March 23, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent and trustee (incorporated by reference to Exhibit 4.21 to Hughes Satellite Systems Corporation’s Registration Statement on Form S-4, filed April 6, 2017, Commission File No. 333-179121).

4.22*
Third Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 7⅝% Senior Notes due 2021, dated March 23, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.22 to Hughes Satellite Systems Corporation’s Registration Statement on Form S-4, filed April 6, 2017, Commission File No. 333-179121).

4.23(H)
Joinder Agreement, dated as of August 10, 2017, to the Security Agreement dated as of June 8, 2011, by and between HNS Americas, L.L.C., HNS Americas II, L.L.C. and Wells Fargo Bank, National Association, as collateral agent.

4.24(H)
Second Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 5.250% Senior Secured Notes due 2026, dated August 10, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.

4.25(H)
Second Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 6.625% Senior Notes due 2026, dated as of August 10, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and U.S. Bank National Association, as trustee.

4.26(H)
Fourth Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 6½% Senior Secured Notes due 2019, dated August 10, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent and trustee.

4.27(H)
Fourth Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 7⅝% Senior Notes due 2021, dated August 10, 2017, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantor listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee.

10.1*
Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 of EchoStar Corporation’s Form 10, filed December 12, 2007, Commission File No. 001-33807).

10.2*
Form of EchoStar Corporation 2008 Class B CEO Stock Option Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 1 of EchoStar Corporation’s Form 10 filed December 12, 2007, Commission File No. 001-33807).**

10.3*
Form of Satellite Transponder Service Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference from Exhibit 10.28 to Amendment No. 2 to EchoStar Corporation’s Form 10, filed December 26, 2007, Commission File No. 001-33807).

10.4*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between SES Latin America S.A. and EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation (incorporated by reference to Exhibit 10.24 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

Exhibit No.	Description
10.5*
QuetzSat-1 Satellite Service Agreement, dated November 24, 2008, between EchoStar 77 Corporation, a direct wholly-owned subsidiary of EchoStar Corporation, and DISH Network L.L.C. (incorporated by reference to Exhibit 10.25 to EchoStar Corporation’s Annual Report on Form 10-K of EchoStar Corporation for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.6*
Amended and Restated EchoStar Corporation 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”) (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed September 18, 2014, Commission File No. 001-33807).**

10.7*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between Telesat Canada and EchoStar Corporation (incorporated by reference to Exhibit 10.30 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.8*
NIMIQ 5 Whole RF Channel Service Agreement, dated September 15, 2009, between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.31 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 001-33807).***

10.9*
Form A Amendment to form of Satellite Capacity Agreement between EchoStar Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.34 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.10*
Form B Amendment to Form of Satellite Capacity Agreement between EchoStar Satellite Services L.L.C. and DISH Network L.L.C. (incorporated by reference to Exhibit 10.35 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).

10.11*
EchoStar XVI Satellite Transponder Service Agreement between EchoStar Satellite Operating Corporation and DISH Network L.L.C., effective December 21, 2009 (incorporated by reference to Exhibit 10.36 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010, Commission File No. 001-33807).***

10.12*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed June 22, 2006, (Commission File No. 000-51784)). **

10.13*
Employment Agreement, dated as of April 23, 2005 by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to Hughes Communications, Inc.’s Registration Statement on Form S-1, filed December 5, 2005 (File No. 333-130136)).**

10.14*
Amendment to Employment Agreement, dated as of December 23, 2010 by and between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.29 to Hughes Communications, Inc.’s Annual Report on Form 10-K, filed March 7, 2011 (File No. 001-33040)).**

10.15*
Amendment to Employment Agreement, dated as of April 1, 2016, between Hughes Communications, Inc. and Pradman Kaul (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of EchoStar Corporation, filed April 6, 2016, Commission File No. 001-33807). **

10.16*
First Amendment to EchoStar XVI Satellite Transponder Service Agreement, dated December 21, 2012 between EchoStar Satellite Operating Corporation and DISH Network L.L.C. (incorporated by reference to Exhibit 10.37 to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2012, filed February 20, 2013, File No. 333-179121).***

Exhibit No.	Description
10.17*
Form of Satellite Transponder Service Agreement by and between EchoStar Satellite Operating Corporation and DISH Operating L.L.C (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 9, 2014, Commission File No. 001-33807).

10.18*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.19*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.31 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.20*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.32 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.21*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) (incorporated by reference to Exhibit 10.33 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.22*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2014) (incorporated by reference to Exhibit 10.34 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.23*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2014) (incorporated by reference to Exhibit 10.35 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.24*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011) (incorporated by reference to Exhibit 10.36 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121).**

10.25*
Echostar Corporation Executive Officer Bonus Incentive Plan, dated as of May 4, 2016 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K, filed May 5, 2016, Commission File No. 001-33807).**

10.26*	EchoStar Corporation 2017 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.27*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.28*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.29*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

Exhibit No.	Description
10.30*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.31*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1(I)	Press release dated February 22, 2018 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2017.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 22, 2018
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,	February 22, 2018
David J. Rayner	Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	February 22, 2018
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel, Secretary and Director	February 22, 2018
Dean A. Manson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Hughes Satellite Systems Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II listed in Item 15, collectively, the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Denver, Colorado
February 22, 2018

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,822,561	$2,070,964
Marketable investment securities, at fair value	455,602	187,923
Trade accounts receivable, net of allowance for doubtful accounts of $12,027 and $12,752, respectively	196,840	182,512
Trade accounts receivable - DISH Network, net of allowance for doubtful accounts of zero	38,641	19,323
Inventory	83,595	62,638
Prepaids and deposits	38,797	34,505
Advances to affiliates, net	114,858	110,452
Other current assets	91,544	11,809
Total current assets	2,842,438	2,680,126
Noncurrent Assets:
Property and equipment, net of accumulated depreciation of $2,551,904 and $2,503,187, respectively	2,753,098	2,294,726
Regulatory authorizations	465,658	471,658
Goodwill	504,173	504,173
Other intangible assets, net	58,582	80,734
Investments in unconsolidated entities	30,587	42,560
Other noncurrent assets, net	202,814	307,557
Total noncurrent assets	4,014,912	3,701,408
Total assets	$6,857,350	$6,381,534
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$102,816	$106,410
Trade accounts payable - DISH Network	3,769	6
Current portion of long-term debt and capital lease obligations	40,631	32,984
Advances from affiliates, net	477	598
Deferred revenue and prepayments	65,959	59,989
Accrued interest	46,834	46,255
Accrued compensation	36,924	33,457
Accrued expenses and other	85,510	80,612
Total current liabilities	382,920	360,311
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,594,213	3,622,463
Deferred tax liabilities, net	439,631	528,462
Advances from affiliates	33,715	31,968
Other noncurrent liabilities	107,627	83,307
Total noncurrent liabilities	4,175,186	4,266,200
Total liabilities	4,558,106	4,626,511
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized:
Hughes Retail Preferred Tracking Stock, $.001 par value, zero authorized, issued and outstanding at December 31, 2017 and 300 shares authorized, 81.128 issued and outstanding at December 31, 2016	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at December 31, 2017 and 1,000 shares issued and outstanding December 31, 2016	—	—
Additional paid-in capital	1,754,561	1,516,199
Accumulated other comprehensive loss	(52,822)	(60,719)
Accumulated earnings	582,683	286,713
Total HSS shareholders’ equity	2,284,422	1,742,193
Noncontrolling interests	14,822	12,830
Total shareholders’ equity	2,299,244	1,755,023
Total liabilities and shareholders’ equity	$6,857,350	$6,381,534
The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Services and other revenue - other	$1,203,551	$1,103,127	$1,095,249
Services and other revenue - DISH Network	433,829	449,547	518,853
Equipment revenue - other	239,199	238,279	212,278
Equipment revenue - DISH Network	290	8,840	10,752
Total revenue	1,876,869	1,799,793	1,837,132
Costs and Expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	542,665	517,957	525,471
Cost of sales - equipment (exclusive of depreciation and amortization)	212,458	204,753	195,537
Selling, general and administrative expenses	337,591	281,048	276,616
Research and development expenses	31,745	31,170	26,377
Depreciation and amortization	496,798	414,133	430,127
Impairment of long-lived asset	6,000	—	—
Total costs and expenses	1,627,257	1,449,061	1,454,128
Operating income	249,612	350,732	383,004
Other Income (Expense):
Interest income	31,952	12,598	4,416
Interest expense, net of amounts capitalized	(245,478)	(187,198)	(169,150)
Loss from partial redemption of debt	—	—	(5,044)
Gains (losses) on marketable investment securities, net	1,724	6,995	(6,463)
Other-than-temporary impairment loss on available-for-sale securities	(3,298)	—	(6,139)
Equity in earnings of unconsolidated affiliate	7,027	9,444	8,502
Other, net	(2,188)	2,909	2,222
Total other expense, net	(210,261)	(155,252)	(171,656)
Income before income taxes	39,351	195,480	211,348
Income tax benefit (provision)	258,202	(73,759)	(72,364)
Net income	297,553	121,721	138,984
Less: Net income attributable to noncontrolling interests	1,583	1,706	1,617
Net income attributable to HSS	$295,970	$120,015	$137,367
Comprehensive Income:
Net income	$297,553	$121,721	$138,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,196	(5,377)	(25,012)
Unrealized gains (losses) on available-for-sale securities and other	(2,188)	1,584	(4,202)
Recognition of other-than-temporary loss on available-for-sale securities in net income	3,298	—	6,139
Recognition of realized gains on available-for-sale securities in net income	—	(2,996)	(15)
Total other comprehensive gain (loss), net of tax	8,306	(6,789)	(23,090)
Comprehensive income	305,859	114,932	115,894
Less: Comprehensive income attributable to noncontrolling interests	1,992	1,520	1,297
Comprehensive income attributable to HSS	$303,867	$113,412	$114,597

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, January 1, 2015	$1,361,599	$(31,346)	$29,331	$10,013	$1,369,597
Stock-based compensation	5,204	—	—	—	5,204
Transfer of EchoStar XXI launch contract from EchoStar to HNS	52,250	—	—	—	52,250
Other, net	(1,305)	76	—	—	(1,229)
Net income	—	—	137,367	1,617	138,984
Foreign currency translation adjustment	—	(24,692)	—	(320)	(25,012)
Unrealized gains and other-than-temporary impairment loss on available-for-sale securities, net	—	1,846	—	—	1,846
Balance, December 31, 2015	1,417,748	(54,116)	166,698	11,310	1,541,640
Stock-based compensation	4,822	—	—	—	4,822
Transfer of EchoStar XXIII launch service contract from EchoStar to HNS	70,300	—	—	—	70,300
Contributions to fund EchoStar XXI launch service contract from EchoStar to HNS	23,750	—	—	—	23,750
Other, net	(421)	(64)	—	—	(485)
Net income	—	—	120,015	1,706	121,721
Foreign currency translation adjustment	—	(5,191)	—	(186)	(5,377)
Unrealized losses on available-for-sale securities, net	—	(1,348)	—	—	(1,348)
Balance, December 31, 2016	1,516,199	(60,719)	286,713	12,830	1,755,023
Stock-based compensation	5,117	—	—	—	5,117
Transfer of launch service contracts to EchoStar	(145,114)	—	—	—	(145,114)
Contribution of EchoStar XIX satellite, net of deferred tax	349,337	—	—	—	349,337
Contribution of net assets pursuant to Share Exchange Agreement	219,662	—	—	—	219,662
Exchange of uplinking business net assets for HSS Tracking Stock	(190,221)				(190,221)
Other, net	(419)	92	—	—	(327)
Net income	—	—	295,970	1,583	297,553
Foreign currency translation adjustment	—	6,787	—	409	7,196
Unrealized gains and other-than-temporary impairment loss on available-for-sale securities, net	—	1,018	—	—	1,018
Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$297,553	$121,721	$138,984
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	496,798	414,133	430,127
Amortization of debt issuance costs	7,378	6,551	6,042
Loss from partial redemption of debt	—	—	5,044
Losses (gains) and impairment on marketable investment securities, net	1,574	(6,995)	12,602
Impairment of long-lived asset	6,000	—	—
Equity in earnings of unconsolidated affiliate	(7,027)	(9,444)	(8,502)
Stock-based compensation	5,117	4,822	5,204
Deferred tax (benefit) provision	(268,071)	70,901	68,011
Dividends received from unconsolidated entity	19,000	10,000	—
Proceeds from sale of trading securities	8,922	7,140	380
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(12,459)	(39,092)	(20,873)
Advances to and from affiliates, net	12,176	(67,579)	(67,940)
Trade accounts receivable - DISH Network	(19,318)	1,935	(2,009)
Inventory	(23,373)	(13,221)	1,941
Other current assets	(9,303)	298	(9,894)
Trade accounts payable	(4,826)	9,429	2,598
Accrued expenses and other	13,701	30,603	7,181
Changes in noncurrent assets and noncurrent liabilities, net	(30,831)	14,233	8,038
Other, net	4,018	10,436	(1,444)
Net cash flows from operating activities	497,029	565,871	575,490
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(535,476)	(396,730)	(208,821)
Sales and maturities of marketable investment securities	259,263	452,446	355,202
Expenditures for property and equipment	(401,538)	(381,287)	(386,714)
Refunds and other receipts related to capital expenditures	4,311	—	—
Changes in restricted cash and cash equivalents	(70)	8,320	(2,488)
Payment for EchoStar XXI launch services	—	(23,750)	(11,875)
Expenditures for externally marketed software	(31,331)	(23,252)	(22,327)
Other, net	—	(1,636)	(10)
Net cash flows from investing activities	(704,841)	(365,889)	(277,033)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	1,500,000	—
Payments of debt issuance costs	(414)	(7,097)	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	—	—	(113,300)
Repayment of debt and capital lease obligations	(37,063)	(31,669)	(39,441)
Advances from (to) affiliates	(36)	6,982	20,002
Capital contribution from EchoStar	—	23,750	—
Other, net	(4,364)	(4,157)	(5,154)
Net cash flows from financing activities	(41,877)	1,487,809	(137,893)
Effect of exchange rates on cash and cash equivalents	1,286	183	(3,131)
Net increase (decrease) in cash and cash equivalents	(248,403)	1,687,974	157,433
Cash and cash equivalents, beginning of period	2,070,964	382,990	225,557
Cash and cash equivalents, end of period	$1,822,561	$2,070,964	$382,990

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest (including capitalized interest)	$259,060	$172,029	$178,363
Capitalized interest	$22,828	$30,202	$15,852
Cash paid for income taxes	$3,574	$4,796	$4,783
Property and equipment financed under capital lease obligations	$8,484	$1,130	$673
Increase in capital expenditures included in accounts payable, net	$(2,522)	$1,175	$4,694
Transfer of EchoStar 105/SES-11 payloads to SES in exchange for receivable	$77,524	$—	$—
Transfer of launch contracts from (to) EchoStar	$(145,114)	$70,300	$52,250
Contribution of net assets pursuant to Share Exchange Agreement	$219,662	$—	$—
Exchange of uplinking business net assets for HSS Tracking Stock	$(190,221)	$—	$—
Capitalized in-orbit incentive obligations	$31,000	$—	$—
Contribution of EchoStar XIX satellite	$514,448	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery solutions, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers.

In February 2014, HSS and EchoStar entered into agreements with certain subsidiaries of DISH Network Corporation (“DISH”) pursuant to which, effective March 1, 2014, (i) EchoStar and HSS issued the Tracking Stock (as defined below) to subsidiaries of DISH in exchange for five satellites (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI, and EchoStar XIV), including the assumption of related in-orbit incentive obligations, and approximately $11.4 million in cash and (ii) DISH and certain of its subsidiaries began receiving certain satellite services on these five satellites from us (the “Satellite and Tracking Stock Transaction”).  The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group” or “HRG”), and represented an aggregate 80.0% economic interest in HRG (the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”) represented a 28.11% economic interest in HRG and the Hughes Retail Preferred Tracking Stock issued by EchoStar (the “EchoStar Tracking Stock”, together with the HSS Tracking Stock, the “Tracking Stock) represented a 51.89% economic interest in the Hughes Retail Group).  In addition to the remaining 20.0% economic interest in HRG, HSS retained all economic interest in the wholesale satellite broadband business and other businesses of HSS.

On January 31, 2017, EchoStar and certain of its and our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017 among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). EchoStar’s former EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies and provided digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services. Following consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated and are of no further effect.

We currently operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to domestic and international consumers and aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment provides satellite ground segment systems and terminals to mobile system operators.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery solutions on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture that EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

Our operations also include various corporate departments (primarily Executive, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments, including costs incurred in certain satellite development programs and other business development activities, our centralized treasury

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency. Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates. The resulting translation adjustments are reported in other comprehensive income (loss) as “Foreign currency translation adjustments” in our consolidated statements of operations and comprehensive income (loss).  Except in certain uncommon circumstances, we have not recorded deferred income taxes related to our foreign currency translation adjustments.

Gains and losses resulting from re-measurement of monetary assets and liabilities denominated in foreign currencies into the functional currency are recognized in “Other, net” in our consolidated statements of operations and comprehensive income (loss).  We recognized net foreign currency transaction losses of $1.2 million, gains of $0.1 million and losses of $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2017 and 2016 primarily consisted of commercial paper, government bonds, corporate notes, and money market funds. The amortized cost of these investments approximates their fair value.

Marketable Investment Securities

We classify our marketable investment securities as available for sale, except in instances where we have designated certain securities as trading securities. We report all marketable investment securities at fair value in our consolidated balance sheets. We recognize periodic changes in the fair value of trading securities and realized gains and losses on sale of available-for-sale securities in “Gains (losses) on marketable investment securities,” a component of net income, in our consolidated statements of operations. For available-for-sale securities, we recognize periodic changes in the difference between fair value and amortized cost in other comprehensive income (loss). Realized gains and losses upon sale of available-for-sale securities are reclassified from other comprehensive income (loss) and recognized in net income on the trade date. We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of marketable investment securities. Interest and dividend income from marketable investment securities is reported in “Interest income” and “Other, net,” respectively, in our consolidated statements of operations and comprehensive income (loss). Dividend income is recognized on the ex-dividend date.

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

Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. The cost of our satellites includes construction costs, including the present value of in-orbit incentives payable to the satellite manufacturer, launch costs, capitalized interest, and related insurance premiums. Depreciation is recorded on a straight-line basis over lives ranging from one to 40 years. Repair and maintenance costs are charged to expense when incurred. Costs of renewals and betterments are capitalized.

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

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but test goodwill for impairment annually, or more frequently if circumstances indicate impairment may exist. Our goodwill as of December 31, 2017 and 2016 is assigned to reporting units of our Hughes segment. We test such goodwill for impairment in the second fiscal quarter. The goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We typically estimate fair value of reporting units using discounted cash flow techniques, which includes significant assumptions about prospective financial information, terminal value and discount rates (Level 3 inputs). If the reporting unit’s carrying amount exceeds its estimated fair value, we recognize an impairment loss equal to such excess, not to exceed the carrying amount of goodwill. We may bypass the quantitative goodwill impairment test if we determine, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount including goodwill.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Regulatory Authorizations and Other Intangible Assets

At acquisition and periodically thereafter, we evaluate our intangible assets to determine whether their useful lives are finite or indefinite. We consider our intangible assets to have indefinite lives when no significant legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.

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

Income Taxes

We are included in the consolidated federal income tax return of EchoStar. We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity.  Deferred tax assets and liabilities are recorded based on enacted tax laws for the estimated future tax effects of differences that exist between the financial reporting carrying amount and tax basis of assets and liabilities. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future. We determine deferred tax assets and liabilities separately for each taxing jurisdiction and report the net amount for each jurisdiction as a noncurrent asset or liability in our consolidated balance sheets.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the years ended December 31, 2017 or 2016.

As of December 31, 2017 and 2016, the carrying amounts of our cash and cash equivalents, trade accounts receivable, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”), 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) and 6.625% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”) (see Note 9) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. The fair values of our other debt are Level 2 measurements and are estimated to approximate their carrying amounts based on the proximity of their interest rates to current market rates. As of December 31, 2017 and 2016, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $99.3 million and $74.1 million, respectively. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cost of Sales — Services and Equipment

Cost of sales - services primarily consists of costs of satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity, and direct labor costs associated with the services provided. Costs of sales - services generally are charged to expense as incurred. Cost of sales - equipment primarily consists of inventory costs, including freight and royalties. Cost of sales - equipment generally is recognized as products are delivered to customers and related revenue is recognized.

Research and Development

Costs incurred in research and development activities generally are expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $27.9 million, $23.7 million and $19.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  In addition, we incurred other research and development expenses of approximately $31.7 million, $31.2 million and $26.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our consolidated balance sheets. Externally marketed

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of December 31, 2017 and 2016, the net carrying amount of externally marketed software was $88.1 million and $76.3 million, respectively, of which $19.6 million and $50.1 million, respectively, is under development and not yet placed in service.  We capitalized costs related to the development of externally marketed software of $31.3 million, $23.3 million and $22.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We recorded amortization expense relating to the development of externally marketed software of $19.5 million, $9.7 million and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The weighted average useful life of our externally marketed software was approximately four years as of December 31, 2017.

Advertising Costs

Advertising costs are expensed as incurred and are included in “Selling, general and administrative expenses” in our consolidated statements of operations and comprehensive income (loss). We incurred advertising expense of $64.2 million, $43.9 million and $44.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method for contracts that were not substantially completed as of January 1, 2018. We expect the adoption of the new standard to impact certain up-front fees charged to our customers in our consumer markets, however we do not expect this change to have a material impact on the timing or amount of revenue recognition. We expect to record an adjustment as of January 1, 2018 to increase accumulated earnings by approximately $8.0 million, net of related income taxes as a result of this change. Our consolidated financial statements for the year ended December 31, 2018 and interim periods therein will include disclosures about the effect of the new standard. The prior period results will not be recast to reflect the new standard.

We expect that the adoption of the new standard will impact our operating results primarily due to how we account for commission costs. Historically, we have charged sales commissions to expense as incurred, except for commissions related to the consumer business in our Hughes segment, which are accounted for as SAC as described above. The requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of an additional deferred charge on our consolidated balance sheets and corresponding impact to the consolidated statements of operations in future periods. In addition, we historically amortized our sales acquisition costs related to our consumer business in our Hughes segment over the contract term. Under the new guidance, the amortization period for these contract acquisition costs will be over the estimated customer life, which is a longer period of time. We are finalizing our analysis of the effects of ASU 2014-09 on our consolidated financial statements. Subject to completion of our analysis, we expect to record an adjustment as of January 1, 2018 to increase accumulated earnings, and record previously expensed amounts on our balance sheet by approximately $15.0 million to $18.0 million, net of related income taxes, primarily to reflect the impact of longer amortization periods for contract acquisition costs.

We expect ASU 2014-09 will have a similar revenue and contract acquisition costs impact on our unconsolidated subsidiaries accounted for as equity method investments, however we are not able to provide an estimate of that impact at this time.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recognized through net income. The update permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain requirements. We adopted all applicable requirements of this update as of January 1, 2018. Upon adoption, we recorded a $0.4 million charge to accumulated earnings to include net unrealized losses on our marketable equity securities then designated as available for sale, which previously were recorded in accumulated other comprehensive loss. For our equity investments without a readily determinable fair value that we now account for using the cost method, we have elected to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in available-for-sale and cost method equity securities.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We early adopted ASU 2016-16 as of January 1, 2017. Our adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and the standard must be applied retrospectively to all periods presented. We have adopted ASU 2016-18 as of January 1, 2018.  Following our adoption of this standard, the beginning and ending balances of cash and cash equivalents presented in our consolidated statements of cash flows will include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, will be reported in our consolidated statements of cash flows. The adoption of this new accounting standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $52.3 million, $59.0 million and $53.8 million as of December 31, 2017, 2016 and 2015, respectively.

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were as follows:

Accumulated Other Comprehensive Loss Components	Affected Line Item in our Consolidated Statements of Operations	For the Years Ended December 31,
		2017	2016	2015
		(In thousands)
Recognition of realized gains on available-for-sale securities in net income (1)	Gains (losses) on marketable investment securities, net	$—	$(2,996)	$(15)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income (2)	Other-than-temporary impairment loss on available-for-sale securities	3,298	—	6,139
Total reclassifications, net of tax and noncontrolling interests		$3,298	$(2,996)	$6,124

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

Note 4.    Investment Securities

Marketable Investment Securities

Our marketable investment securities consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Marketable investment securities—current, at fair value:
Corporate bonds	$368,083	$164,619
Strategic equity securities	1,102	10,309
Other	86,417	12,995
Total marketable investment securities—current	455,602	187,923

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Strategic Equity Securities

Our strategic investment portfolio consists of investments in shares of common stock of public companies, which are highly speculative and have experienced and continue to experience volatility. We did not receive any dividend income for the years ended December 31, 2017, 2016 and 2015. We recognized a $3.3 million, zero, and $6.1 million other-than-temporary impairment for the years ended December 31, 2017, 2016 and 2015 respectively on certain investments. These losses related to strategic equity investments that experienced significant declines in market value that we determined to be attributable to company-specific events and circumstances other than temporary market conditions.

As of December 31, 2017 and 2016, “Gains (losses) on marketable investment securities, net” for the years ended December 31, 2017, 2016 and 2015 included gains of zero, gains of $0.6 million and losses of $6.5 million, respectively, related to trading securities that we held as of December 31, 2017, 2016 and 2015, respectively.  The fair values of our trading securities were zero and $7.2 million as of December 31, 2017 and 2016, respectively.

Other

Our other current marketable investment securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

Unrealized Gains (Losses) on Available-for-Sale Securities

The components of our available-for-sale securities are summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of December 31, 2017
Debt securities:
Corporate bonds	$368,291	$—	$(208)	$368,083
Other	86,425	—	(8)	86,417
Equity securities - strategic	1,535	—	(433)	1,102
Total available-for-sale securities	$456,251	$—	$(649)	$455,602
As of December 31, 2016
Debt securities:
Corporate bonds	$164,563	$94	$(38)	$164,619
Other	12,994	1	—	12,995
Equity securities - strategic	4,834	—	(1,724)	3,110
Total available-for-sale securities	$182,391	$95	$(1,762)	$180,724

As of December 31, 2017, restricted and non-restricted available-for-sale securities included debt securities of $454.1 million with contractual maturities of one year or less and $0.4 million with contractual maturities greater than one year. We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities prior to their contractual maturity.

Available-for-Sale Securities in a Loss Position

The following table reflects the length of time that our available-for-sale securities have been in an unrealized loss position. The unrealized losses as of December 31, 2017 relate primarily to one of our strategic equity securities, which has been in an unrealized loss position for less than three months. We do not intend to sell securities in a loss position before they recover or mature, and it is more likely than not that we will hold these securities until they recover or mature. We believe that changes in the estimated fair values of these securities are primarily related to temporary market conditions.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2017		2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Less than 12 months	$438,029	$(649)	$62,473	$(1,760)
12 months or more	—	—	1,571	(2)
Total	$438,029	$(649)	$64,044	$(1,762)

Sales of Available-for-Sale Securities

We recognized de minimis, $3.0 million and de minimis gains from the sales of our available-for-sale securities for each of the years ended December 31, 2017, 2016 and 2015, respectively. We recognized zero losses for December 31, 2017 and de minimis losses from the sales of our available-for-sale securities for each of the years ended December 31, 2016 and 2015, respectively.

Proceeds from sales of our available-for-sale securities totaled $8.9 million, $20.1 million and $21.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Fair Value Measurements

Our current marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of December 31, 2017 and 2016, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2017			2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash equivalents	$1,746,878	$125	$1,746,753	$1,991,949	$14,011	$1,977,938
Debt securities:
Corporate bonds	$368,083	$—	$368,083	$164,619	$—	$164,619
Other	86,417	—	86,417	12,995	—	12,995
Equity securities - strategic	1,102	1,102	—	10,309	10,309	—
Total marketable investment securities	$455,602	$1,102	$454,500	$187,923	$10,309	$177,614

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

Our investments in unconsolidated entities consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Investments in unconsolidated entities—noncurrent:
Cost method	$15,438	$15,438
Equity method	15,149	27,122
Total investments in unconsolidated entities—noncurrent	$30,587	$42,560

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

We recorded cash distributions from our investments accounted for using the equity method of $19.0 million, $10.0 million and zero for the years ended December 31, 2017, 2016 and 2015, respectively. These cash distributions were determined to be a return on investment and reported in cash flows from operating activities in our consolidated statements of cash flows.

Note 5.    Trade Accounts Receivable

Our trade accounts receivable consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Trade accounts receivable	$197,294	$159,094
Contracts in process, net	11,573	36,170
Total trade accounts receivable	208,867	195,264
Allowance for doubtful accounts	(12,027)	(12,752)
Trade accounts receivable - DISH Network	38,641	19,323
Total trade accounts receivable, net	$235,481	$201,835

As of December 31, 2017 and 2016, progress billings offset against contracts in process amounted to $22.8 million and $14.6 million, respectively.

Note 6.    Inventory

Our inventory consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Finished goods	$70,669	$49,773
Raw materials	5,484	6,678
Work in process	7,442	6,187
Total inventory	$83,595	$62,638

Note 7.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of December 31,
		2017	2016
		(In thousands)
Land	—	$13,475	$13,273
Buildings and improvements	1 - 40	128,292	79,765
Furniture, fixtures, equipment and other	1 - 12	650,385	430,078
Customer rental equipment	2 - 4	929,775	689,579
Satellites - owned	2 - 15	2,516,685	2,381,120
Satellites acquired under capital leases	10 - 15	916,820	781,761
Construction in progress	—	149,570	422,337
Total property and equipment		5,305,002	4,797,913
Accumulated depreciation		(2,551,904)	(2,503,187)
Property and equipment, net		$2,753,098	$2,294,726

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2017 and 2016, accumulated depreciation included amounts for satellites acquired under capital leases of $393.9 million and $328.2 million, respectively.

Construction in progress consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$101,733	$244,234
Satellite related equipment	28,358	152,683
Other	19,479	25,420
Construction in progress	$149,570	$422,337

Construction in progress included the following owned and leased satellites under construction as of December 31, 2017.

Satellites	Segment	Expected Launch Date
Telesat T19V (“63 West”) (1)	Hughes	Second quarter of 2018

(1)	We entered into an agreement for certain capacity on this satellite once launched, but are not party to the construction contract

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of$22.8 million, $30.2 million and $15.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Depreciation expense associated with our property and equipment consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Satellites	$224,738	$191,729	$197,469
Furniture, fixtures, equipment and other	78,465	58,535	70,962
Customer rental equipment	146,562	114,568	105,725
Buildings and improvements	5,278	4,194	5,111
Total depreciation expense	$455,043	$369,026	$379,267

Satellites depreciation expense includes amortization of satellites under capital lease agreements of $66.1 million, $56.2 million and $56.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Satellites

As of December 31, 2017, our satellite fleet consisted of 16 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator.  We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. As of December 31, 2017, four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of December 31, 2017.

Satellites	Segment	Launch Date	Nominal Degree Orbital Locations (West Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95	12
EchoStar XVII	Hughes	July 2012	107	15
EchoStar XIX (6)	Hughes	December 2016	97.1	15
EchoStar I (2)(3)(4)(7)	ESS	December 1995	77	—
EchoStar VI (4)(7)	ESS	July 2000	96.2	12
EchoStar VII (2)(3)(4)	ESS	February 2002	119	3
EchoStar IX (2)(4)	ESS	August 2003	121	12
EchoStar X (2)(3)	ESS	February 2006	110	7
EchoStar XI (2)(3)	ESS	July 2008	110	9
EchoStar XII (2)(4)(5)	ESS	July 2003	61.5	2
EchoStar XIV (2)(3)	ESS	March 2010	119	11
EchoStar XVI (2)	ESS	November 2012	61.5	15
Capital Leases:
Nimiq 5 (2)	ESS	September 2009	72.7	15
QuetzSat-1 (2)	ESS	September 2011	77	10
Eutelsat 65 West A	Hughes	March 2016	65	15
EchoStar 105/SES-11	ESS	October 2017	105	15

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries.

(2)	See Note 15 for discussion of related party transactions with DISH Network.

(3)
Depreciable life represents the remaining useful life as of March 1, 2014, the effective date of our receipt of the satellites from DISH Network as part of the Satellite and Tracking Stock Transaction (See Note 15).

(4)	Fully depreciated assets as of December 31, 2017.

(5)	Depreciable life represents the remaining useful life as of June 30, 2013, the date the EchoStar XII satellite was impaired.

(6)	EchoStar contributed the EchoStar XIX satellite to us in February 2017.
(7)    The EchoStar I satellite was retired in January 2018 and the EchoStar VI satellite is expected to be retired in the second quarter of 2018.

Recent Developments

EchoStar I. The EchoStar I satellite was removed from its orbital location and retired from commercial service in January 2018. This retirement is not expected to have a material impact on our results of operations or financial position.

EchoStar VI. We expect to remove the EchoStar VI satellite from its orbital location and retire it from commercial service in the second quarter of 2018. This retirement is not expected to have a material impact on our results of operations or financial position.

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in “Other current assets,” representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

EchoStar III. In July 2017, the EchoStar III satellite experienced an anomaly that caused communications with the satellite to be interrupted resulting in a loss of control.  We regained communications with and control of the EchoStar III satellite and retired the satellite from commercial service in August 2017. This retirement has not had, and is not expected to have, a material impact on our results of operations or financial position.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

EchoStar VIII. During the second quarter of 2017, the EchoStar VIII satellite was removed from its orbital location and retired from commercial service. This retirement has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar XIX. The EchoStar XIX satellite was launched in December 2016 and placed into service in March 2017 at the 97.1 degree west longitude orbital location. The EchoStar XIX satellite provides capacity for the Hughes broadband services to our customers in North America, capacity in certain Central and South American countries and capability for aeronautical, enterprise and international broadband services. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

AMC-15 and AMC-16. In August 2014, in connection with the execution of agreements related to the EchoStar 105/SES-11 satellite, we entered into amendments that extended the terms of our then existing agreements with a subsidiary of SES for satellite services on the AMC-15 and AMC-16 satellites. Our agreement for satellite services on certain transponders on the AMC-15 satellite terminated according to its terms in December 2017. The AMC-15 satellite was accounted for as an operating lease. Our agreement for the AMC-16 satellite services terminated according to its terms in February 2016.

As a result of anomalies that affected the operation of the AMC-15 and AMC-16 satellites, our monthly recurring payments were reduced under the related capital lease agreements during the three months ending March 31, 2015. We have accounted for these lease modifications generally by reducing the carrying amounts of the satellite and related capital lease obligation by the present value of the payment reduction. In such instances where the carrying amount of the satellite had been reduced to zero as a result of accumulated depreciation or impairments, we have recognized the reductions in the capital lease obligations as gains in “ Other, net” in our consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2017, 2016 and 2015, we recognized such gains of zero, zero and $4.5 million, respectively.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2017.  There can be no assurance, however, that anomalies will not have any such adverse impacts in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

EchoStar X experienced anomalies in the past which affected seven solar array circuits. In December 2017, EchoStar X experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. While these anomalies did not significantly impact commercial operation or remaining useful life of the satellite or our operating results or financial position for the year ended December 31, 2017, we do expect a loss of future revenue on this satellite as a result of such anomalies.

We historically have not carried in-orbit insurance on our satellites because we assessed that the cost of insurance was uneconomical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Based on economic analysis of the current insurance market we obtained launch plus one year in-orbit insurance, subject to certain limitations, for the EchoStar XIX satellite. Additionally, we obtained certain launch and in-orbit insurance for our interest in the EchoStar 105/SES-11 satellite. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case by case basis.

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies previously disclosed may be considered to represent a significant adverse change in the physical condition of a particular satellite. However, based on the redundancy designed within each satellite, certain of these anomalies are not necessarily considered to be significant events that would require a test of recoverability.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2017 and 2016, all of our goodwill was assigned to reporting units of our Hughes segment.  We test this goodwill for impairment annually in the second quarter.  Based on our qualitative assessment of impairment in the second quarter of 2017, we determined that it was not more likely than not that the fair values of the Hughes segment reporting units were less than the corresponding carrying amounts.

Regulatory Authorizations

Regulatory Authorizations consisted of FCC authorizations and other regulatory rights with indefinite useful lives totaling $465.7 million and $471.7 million as of December 31, 2017 and 2016, respectively.

Prior to the fourth quarter of 2017, our regulatory authorizations with indefinite lives included $6.0 million for contractual rights to utilize certain frequencies at the 45 degree west longitude orbital location.  We acquired such contractual rights in 2012 and have evaluated potential opportunities to utilize the frequencies.  We determined in the fourth quarter of 2017 that certain actions required to utilize the frequencies had become impractical with the passage of time.  As a result of these circumstances, we determined that the fair value of such contractual rights was de minimis and we recognized a $6.0 million impairment loss in our ESS segment in the fourth quarter of 2017.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of December 31,
		2017			2016
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(231,642)	$38,658	$270,300	$(214,544)	$55,756
Technology-based	6	51,417	(51,417)	—	51,417	(47,848)	3,569
Trademark portfolio	20	29,700	(9,776)	19,924	29,700	(8,291)	21,409
Total other intangible assets		$351,417	$(292,835)	$58,582	$351,417	$(270,683)	$80,734

Customer relationships are amortized predominantly in relation to the expected contribution of cash flow to the business over the life of the intangible asset. Other intangible assets are amortized on a straight-line basis over the periods the assets are expected to contribute to our cash flows.  Intangible asset amortization expense, including amortization of externally marketed capitalized software, was $41.8 million, $45.1 million and $50.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future Amortization

As of December 31, 2017, our estimated future amortization of intangible assets was as follows:

Amount
(In thousands)
For the Years Ending December 31,
2018	$14,631
2019	14,631
2020	10,981
2021	4,356
2022	1,485
Thereafter	12,498
Total	$58,582

Note 9.    Debt and Capital Lease Obligations

As of December 31, 2017, our debt primarily consisted of the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes, the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes, each as defined below, and our capital lease obligations.

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of December 31,
		2017		2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,042,609	$990,000	$1,084,050
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	769,305	750,000	739,688
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	992,745	900,000	990,189
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	791,865	750,000	760,245
Less: Unamortized debt issuance costs		(24,857)	—	(31,821)	—
Subtotal		3,365,143	$3,596,524	3,358,179	$3,574,172
Capital lease obligations		269,701		297,268
Total debt and capital lease obligations		3,634,844		3,655,447
Less: Current portion		(40,631)		(32,984)
Long-term debt and capital lease obligations, net of unamortized debt issuance costs		$3,594,213		$3,622,463

The fair values of our debt are estimates categorized within Level 2 of the fair value hierarchy.

2019 Senior Secured Notes and 2021 Senior Unsecured Notes

On June 1, 2011, we issued $1.10 billion aggregate principal amount of 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Notes”) at an issue price of 100.0%, pursuant to a Secured Indenture dated June 1, 2011, (as amended the “2011 Secured Indenture”). The 2019 Senior Secured Notes mature on June 15, 2019. Interest accrues at an annual rate of 6 1/2% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. As of December 31, 2017 and 2016, the outstanding principal balance on the 2019 Senior Secured Notes was $990.0 million.

On June 1, 2011, we also issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (together

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

with the “2011 Secured Indenture”, the “2011 Indentures”). The 2021 Senior Unsecured Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year. As of December 31, 2017 and 2016, the outstanding principal balance on the 2021 Senior Unsecured Notes was $900.0 million.

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

2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, we issued $750 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes” and, together with the 2019 Senior Secured Notes, the “Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and, together with the 2021 Senior Unsecured Notes, the “Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2011 Indentures and the 2016 Secured Indenture, the “Indentures”). The 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes, the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the 2026 Notes is payable semi-annually in cash, in arrears on February 1 and August 1 of each year commencing February 1, 2017. At each of December 31, 2017 and 2016, the outstanding principal balance on each of the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes was $750.0 million, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Pursuant to the terms of a registration rights agreement, HSS registered notes having substantially identical terms as the 2026 Notes with the SEC as part of an offer to exchange registered notes for the 2026 Notes. This exchange offer expired May 11, 2017 with 99.98% of the 2026 Notes being tendered for exchange.

Debt Issuance Costs

In connection with the issuance of the 2026 Notes, we incurred $7.5 million of debt issuance costs. For the years ended December 31, 2017, 2016 and 2015, we amortized $7.4 million, $6.6 million and $6.0 million of debt issuance costs, respectively, which are included in “Interest expense, net of amounts capitalized” in our consolidated statements of operations and comprehensive income (loss).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capital Lease Obligations

Our capital lease obligations reflect the present value of future minimum lease payments under noncancelable lease agreements, primarily for certain of our satellites (see Note 7).  These agreements require monthly recurring payments, which generally include principal, interest, an amount for use of the orbital location and estimated executory costs, such as insurance and maintenance. The monthly recurring payments generally are subject to reduction in the event of failures that reduce the satellite transponder capacity. Certain of these agreements provide for extension of the initial lease term at our option. The effective interest rates for our satellite capital lease obligations range from 6.0% to 11.2%, with a weighted average of 10.5% as of December 31, 2017.

Our capital lease obligations consist primarily of our payment obligations under agreements for the Nimiq 5 and QuetzSat-1 satellites, which have remaining noncancelable terms ending in September 2024 and November 2021, respectively. As discussed in Note 15, we have subleased transponders on these satellites to DISH Network.

Future minimum lease payments under our capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 2017, are as follows:

Amount
(In thousands)
For the Years Ending December 31,
2018	$93,038
2019	88,739
2020	88,496
2021	84,371
2022	63,622
Thereafter	110,880
Total minimum lease payments	529,146
Less: Amount representing lease of the orbital location and estimated executory costs (primarily insurance and maintenance) including profit thereon, included in total minimum lease payments	(162,404)
Net minimum lease payments	366,742
Less: Amount representing interest	(97,041)
Present value of net minimum lease payments	269,701
Less: Current portion	(40,631)
Long-term portion of capital lease obligations	$229,070

We received rental income from the sublease of our capital lease satellites of approximately $132.4 million for each of the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017, our future minimum sublease rental income was $348.5 million relating to such satellites. The subleases have a remaining weighted average term of three years.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10.    Income Taxes

The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic	$66,947	$202,905	$203,217
Foreign	(27,596)	(7,425)	8,131
Income before income taxes	$39,351	$195,480	$211,348

The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current benefit (provision):
Federal	$(638)	$(223)	$(95)
State	(7,211)	(62)	(27)
Foreign	(2,020)	(2,573)	(4,231)
Total current provision	(9,869)	(2,858)	(4,353)
Deferred benefit (provision):
Federal	275,957	(67,035)	(70,052)
State	(2,618)	(8,693)	1,209
Foreign	(5,268)	4,827	832
Total deferred benefit (provision)	268,071	(70,901)	(68,011)
Total income tax benefit (provision), net	$258,202	$(73,759)	$(72,364)

The actual tax provisions for the years ended December 31, 2017, 2016 and 2015 reconcile to the amounts computed by applying the statutory federal tax rate to income before income taxes as shown below:

	For the Years Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(6.0)%	4.5%	(0.7)%
Permanent differences	(2.6)%	0.6%	0.8%
Tax credits	(8.2)%	(1.5)%	(2.7)%
Valuation allowance	44.0%	(1.1)%	2.0%
Enactment of Tax Cuts and Job Act of 2017	(719.2)%	—%	—%
Other	0.8%	0.2%	(0.2)%
Total effective tax rate	(656.2)%	37.7%	34.2%

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$155,450	$153,807
Unrealized losses on investments, net	6,597	11,874
Accrued expenses	22,683	31,036
Stock-based compensation	1,285	1,606
Other assets	7,179	7,445
Total deferred tax assets	193,194	205,768
Valuation allowance	(39,511)	(26,447)
Deferred tax assets after valuation allowance	153,683	179,321
Deferred tax liabilities:
Depreciation and amortization	(588,105)	(697,314)
Other liabilities	(1,509)	(1,319)
Total deferred tax liabilities	(589,614)	(698,633)
Total net deferred tax liabilities	$(435,931)	$(519,312)

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

We evaluate our deferred tax assets for realization and record a valuation allowance when we determine that it is more likely than not that the amounts will not be realized.  Overall, our net deferred tax assets were offset by a valuation allowance of $39.5 million and $26.4 million as of December 31, 2017 and 2016, respectively.  The change in the valuation allowance primarily relates to a decrease in realized and unrealized gains that are capital in nature, and an increase in the net operating loss carryforwards of certain foreign subsidiaries.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.  As of December 31, 2017, we had net operating loss carryforwards of $440.2 million, including $101.3 million of foreign net operating loss carryforwards.  A substantial portion of these net operating loss carryforwards will begin to expire in 2029.  As of December 31, 2017, we have tax credit carryforwards of $36.9 million and $2.7 million for federal and state income tax purposes, respectively.  If not utilized, the federal tax credit carryforwards will begin to expire in 2026 and the state tax credit carryforwards will begin to expire in 2018.

As of December 31, 2017, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely.  It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for the U.S. Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted in December 2017 and has significantly impacted our effective tax rate and the tax benefit calculated for the year ended December 31, 2017. We have provisionally recorded a benefit of $283.0 million to reflect the change in the value of our deferred tax assets and liabilities resulting from the change in the federal corporate tax rate from 35% to 21%. This amount includes a provisional estimate of zero related to valuation allowances on foreign tax credit carryovers. In order to complete this analysis, we must refine our forecast of qualifying foreign source income under the 2017 Tax Act including the effects of the new foreign-derived intangible income provisions. We will account for the effects, if any, of the global intangible low-taxed income provisions (“GILTI”) of the 2017 Tax Act as incurred. We also have recorded a provisional estimate of zero related to the tax on deemed mandatory repatriation of our unrepatriated foreign earnings. We are gathering more detailed historical financial information from our non-consolidated foreign affiliates in order to complete our analysis of the impacts of the 2017 Tax Act on our financial position and operating results.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003. As of December 31, 2017, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2012. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2017	2016	2015
	(In thousands)
Balance as of beginning of period	$7,057	$3,508	$3,508
Additions based on tax positions related to the current year	656	388	—
Additions based on tax positions related to prior years	237	3,161	—
Balance as of end of period	$7,950	$7,057	$3,508

As of December 31, 2017, we had $8.0 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  As of December 31, 2016, we had $7.1 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.  We do not believe that the total amount of unrecognized income tax benefits will significantly increase or decrease within the next twelve months due to the lapse of statute of limitations or settlement with tax authorities.

For the years ended December 31, 2017, 2016 and 2015, our income tax provision included an insignificant amount of interest and penalties.

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

Note 11.    Employee Benefit Plans

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 5.0 million shares of EchoStar Class A common stock.  As of December 31, 2017, EchoStar had 2.7 million shares of Class A common stock which remain available for issuance under the ESPP.  Substantially all full-time employees are eligible to participate in the ESPP.  Employee stock purchases are made through payroll deductions.  Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year.  Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of the Class A common stock on that date.  For the years ended December 31, 2017, 2016 and 2015, our employees’ purchases of EchoStar Class A common stock through the ESPP totaled approximately 169,000 shares, 209,000 shares and 198,000 shares, respectively.

401(k) Employee Savings Plans

Under the EchoStar 401(k) Plan (“the Plan”), eligible employees are entitled to contribute up to 75.0% of their eligible compensation subject to the maximum contribution limit provided by the Internal Revenue Code of 1986, as amended (the

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“Code”).  Eligible employees have the option to contribute up to 75% of their eligible compensation on a pre-tax and/or after-tax basis subject to the Code limits.  All employee contributions to the Plan are immediately vested.  EchoStar matches 50 cents on the dollar for the first 6.0% of each employee’s salary contributions to the Plan for a total of 3.0% match on a pre-tax basis up to a maximum of $7,500 annually.  EchoStar’s match is calculated each pay period there is an employee contribution. In addition, EchoStar may make an annual discretionary contribution to the 401(k) plan to be made in cash or EchoStar’s stock.  EchoStar’s contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of employment.  Forfeitures of unvested participant balances may be used to fund matching and discretionary contributions.

During the years ended December 31, 2017, 2016 and 2015, we recognized matching contributions, net of forfeitures, of $5.1 million, $4.4 million and $4.0 million, respectively, and EchoStar made discretionary contributions to our employees of shares of its Class A common stock, net of forfeitures, with a fair value of $6.7 million, $5.6 million and $5.2 million, respectively, to the Plan.

Note 12.    Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations at December 31, 2017:

	Payments Due in the Year Ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Long-term debt	$3,390,000	$—	$990,000	$—	$900,000	$—	$1,500,000
Capital lease obligations	269,701	40,631	40,740	45,096	46,450	31,985	64,799
Interest on long-term debt and capital lease obligations	1,235,317	248,840	212,466	175,899	136,730	98,282	363,100
Satellite-related obligations	543,273	164,510	69,535	63,863	49,468	76,565	119,332
Operating lease obligations	83,996	15,132	14,103	13,808	11,453	7,588	21,912
Total	$5,522,287	$469,113	$1,326,844	$298,666	$1,144,101	$214,420	$2,069,143

Our “Satellite-related obligations” primarily include payments pursuant to launch services contracts and regulatory authorizations; executory costs for our capital lease satellites; costs under satellite service agreements; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements. We incurred satellite-related expenses of $139.9 million, $144.2 million and $116.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Rent Expense

For the years ended December 31, 2017, 2016 and 2015, we recorded $27.8 million, $19.1 million and $17.5 million, respectively, of operating lease expense relating to the leases of office space, equipment, and other facilities.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

fines, penalties, compensatory damages and/or other equitable or injunctive relief that could require us to materially modify our business operations or certain products or services that we offer to our consumers.

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the United States District Court for the Eastern District of Texas, alleging infringement of United States Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.”  Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office challenging the validity of the patents in suit, which the Patent and Trademark Office subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. As a result of interest, costs and unit sales through the 073 patent’s expiration in November 2017, we estimate the jury verdict could result in a judgment of approximately$27.0 million if not overturned or modified by post-trial motions or appeals. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. HNS intends to vigorously pursue its post-trial rights, including appeals. We cannot predict with certainty the outcome of any post-trial motions or appeals. For the twelve months ended December 31, 2017, we have recorded an accrual of $2.5 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System”; 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval”; and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of United States Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the asserted patents. The USPTO instituted proceedings on each of those petitions. The USPTO invalidated the asserted claims of the 513 patent, but Realtime is still asserting this patent against us and may appeal this ruling. Realtime is no longer asserting the 992 patent against us and additionally, the USPTO invalidated the claims of the 992 patent that had been asserted against us. The USPTO is still reviewing the 530 patent; however, two of the four claims from that patent asserted against us were invalidated in a separate litigation between Realtime and a third party, which Realtime may appeal. The USPTO did not invalidate the asserted claims of the 908 patent, but a third party has challenged these claims in a separate proceeding before the USPTO. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional United States Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” On June 6, 2017, Realtime filed an amended complaint, adding claims of infringement against EchoStar Technologies, L.L.C., a wholly-owned subsidiary of DISH, DISH, DISH Network L.L.C., Sling TV L.L.C., Sling Media L.L.C., and Arris Group, Inc., as well as additionally alleging infringement of United States Patent No. 8,553,759 (the “759 patent”), entitled “Bandwidth Sensitive Data Compression and Decompression.” The cases were consolidated and no trial date has been set. On July 20, 2017, the claims against the newly added parties, with the exception of EchoStar Technologies, L.L.C., were severed into a separate case. On September 1, 2017, EchoStar Technologies, L.L.C. was dismissed from the case. On October 10, 2017, Realtime informed us that it is not pursuing the 759 patent against us. In response to petitions filed by third parties, the USPTO has instituted proceedings regarding the validity of all but one asserted claim of the 867 patent, all but one asserted claim of the 728 patent, and all asserted claims of the 204 patent.  Additional third party petitions challenging the

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

validity of all claims asserted in the 204 and 728 patents are awaiting institution decisions. On February 13, 2018 we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 and 204 patents, as well as the one asserted claim of the 728 patent for which the USPTO has not yet instituted a proceeding. These petitions are also awaiting institution decisions. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Note 13.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”), who for HSS, is the Company’s Chief Executive Officer.  We operate in two primary business segments, Hughes and ESS as described in Note 1 of these consolidated financial statements.

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

Transactions between segments were not significant for the years ended December 31, 2017, 2016 and 2015. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments:

	Hughes	EchoStar Satellite Services	Corporate and Other	Consolidated Total
	(In thousands)
For the Year Ended December 31, 2017
External revenue	$1,476,131	$390,831	$9,907	$1,876,869
Intersegment revenue	$1,787	$1,413	$(3,200)	$—
Total revenue	$1,477,918	$392,244	$6,707	$1,876,869
EBITDA	$475,222	$315,285	$(42,415)	$748,092
Capital expenditures (1)	$376,502	$20,725	$—	$397,227
For the Year Ended December 31, 2016
External revenue	$1,389,152	$406,970	$3,671	$1,799,793
Intersegment revenue	$3,209	$690	$(3,899)	$—
Total revenue	$1,392,361	$407,660	$(228)	$1,799,793
EBITDA	$477,165	$341,516	$(36,174)	$782,507
Capital expenditures	$322,362	$58,925	$—	$381,287
For the Year Ended December 31, 2015
External revenue	$1,344,945	$489,842	$2,345	$1,837,132
Intersegment revenue	$2,395	$749	$(3,144)	$—
Total revenue	$1,347,340	$490,591	$(799)	$1,837,132
EBITDA	$444,342	$414,727	$(54,477)	$804,592
Capital expenditures	$285,499	$101,215	$—	$386,714

(1)    Capital expenditures are net of refunds and other receipts related to capital expenditures for the years ended December 31, 2017.

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
EBITDA	$748,092	$782,507	$804,592
Interest income and expense, net	(213,526)	(174,600)	(164,734)
Depreciation and amortization	(496,798)	(414,133)	(430,127)
Net income attributable to noncontrolling interests	1,583	1,706	1,617
Income before income taxes	$39,351	$195,480	$211,348

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
Long-lived assets:	2017	2016
	(In thousands)
North America:
United States	$3,482,462	$3,111,452
Canada and Mexico	28,360	16,630
All other	270,689	223,209
Total long-lived assets	$3,781,511	$3,351,291

	For the Years Ended December 31,
Revenue:	2017	2016	2015
	(In thousands)
North America:
United States	$1,511,096	$1,469,666	$1,516,627
Canada and Mexico	89,928	86,236	67,648
All other	275,845	243,891	252,857
Total revenue	$1,876,869	$1,799,793	$1,837,132

Transactions with Major Customers.  For the years ended December 31, 2017, 2016 and 2015, our revenue included sales to one major customer.  The following table summarizes sales to this customer and its percentage of total revenue.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Total revenue:
DISH Network:
Hughes segment	$82,625	$107,300	$105,181
EchoStar Satellite Services segment	344,841	349,549	423,465
Corporate and Other	6,653	1,538	959
Total DISH Network	434,119	458,387	529,605
All other	1,442,750	1,341,406	1,307,527
Total revenue	$1,876,869	$1,799,793	$1,837,132

Percentage of total revenue:
DISH Network	23.1%	25.5%	28.8%
All other	76.9%	74.5%	71.2%

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 14.    Quarterly Financial Data (Unaudited)

Our quarterly results of operations are summarized as follows:

	For the Three Months Ended
	March 31	June 30	September 30	December 31 (1)
	(In thousands)
Year ended December 31, 2017
Total revenue	$430,118	$462,265	$478,362	$506,124
Operating income	$60,690	$53,034	$68,919	$66,969
Net income	$9,427	$302	$11,483	$276,341
Net income attributable to HSS	$9,135	$120	$10,951	$275,764

Year ended December 31, 2016
Total revenue	$429,126	$440,718	$457,266	$472,683
Operating income	$81,225	$87,546	$91,400	$90,561
Net income	$34,030	$37,999	$28,089	$21,603
Net income attributable to HSS	$33,919	$37,688	$27,565	$20,843

(1)
Net income for the three months ended December 31, 2017 include a discrete income tax benefit of $283.0 million related to the enactment of federal tax legislation in December 2017 and an impairment loss of $6.0 million relating to our regulatory authorizations with indefinite lives. See Note 10 for additional information relating to the income tax benefit.

Note 15.    Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are intended to be provided at cost.  Effective March 2017, and as a result of the Share Exchange Agreement, we implemented a new methodology for determining the cost of these services. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $22.2 million, $16.7 million and $16.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

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

Contribution of EchoStar XIX Satellite. On February 1, 2017, EchoStar contributed the EchoStar XIX satellite and assigned the related construction contract with the satellite manufacturer to us. We recorded a $349.3 million increase in “Additional paid-in capital,” reflecting EchoStar’s $514.4 million carrying amount of the satellite, including capitalized interest that was previously charged to expense in our consolidated financial statements, less related deferred taxes of $165.1 million. See Note 7 for additional information about the EchoStar XIX satellite.

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for the EchoStar XXI and XXIII satellites through the UK Space Agency, our subsidiary, Hughes Network

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not included in the Share Exchange and continue to be owned by one of our subsidiaries and are pledged as collateral to support our obligations under the indentures relating to the 2019 Senior Secured Notes and the 2026 Senior Secured Notes.

EchoStar Mobile Limited Service Agreements. Certain of our subsidiaries provide services to subsidiaries of EchoStar to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in “Services and other revenue” for the year ended December 31, 2017 of $2.7 million related to these services.

DISH Network

Following the Spin-off, EchoStar and DISH Network have operated as separate publicly-traded companies. However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock representing an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

In connection with and following both the Spin-off and the Share Exchange, EchoStar and certain of its subsidiaries and DISH and certain of its subsidiaries have entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

Equipment revenue — DISH Network

Equipment revenue - DISH Network consists primarily of sales of broadband equipment under the Hughes Broadband Distribution Agreement described below under Services and other revenue — DISH Network.

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

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction described below, in March 2014, we began providing certain satellite services to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each satellite services agreement generally terminates upon the earlier of:  (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each satellite service agreement on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In December 2016, DISH Network renewed the satellite services agreement relative to the EchoStar VII satellite for one year to June 2018. DISH Network has not renewed the agreement relative to the EchoStar VII satellite past such date.

EchoStar IX. Effective January 2008, DISH Network began receiving satellite services from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue to receive satellite services from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network received satellite services from us on the EchoStar XII satellite. The term of the satellite services agreement expired at the end of September 2017.

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

TT&C Agreement. Effective January 2012, we entered into a telemetry, tracking and control (“TT&C”) agreement pursuant to which we provide TT&C services to DISH Network for a period ending in December 2016 (the “TT&C Agreement”). In November 2016, we and DISH Network amended the TT&C Agreement to extend the term for one year through December 2017. In December 2017, we and DISH Network amended the TT&C Agreement to extend the term for one month through January 2018. In January and February 2018, we and DISH Network amended the TT&C Agreement to extend the term through February 2018.  The fees for services provided under the TT&C Agreement are calculated at either:  (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the TT&C Agreement for any reason upon 60 days’ notice.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and our completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019 unless terminated by DBSD upon at least 21 days’ written notice to us and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

General and administrative expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including the Transition Services Agreement, Satellite Procurement Agreement and Services Agreement, which all expired in January 2010 and were replaced by a Professional Services Agreement.  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under the Transition Services Agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under the Satellite Procurement Agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under the Services Agreement) and other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange.  A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.”  The term of the Amended and Restated Professional Services Agreement is through January 2019 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice.  However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

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

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network will provide collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network will provide additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. EchoStar may renew each of these agreements for four three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. EchoStar may terminate certain of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

Other agreements — DISH Network

Satellite and Tracking Stock Transaction. In February 2014, we and EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued shares of the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services as discussed above on these five satellites from us (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. See Note 1 for further information.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes service and related equipment and other telecommunication services and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS and DNLLC will make certain payments to each other relating to sales, upgrades, purchases and installation services. The MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. We incurred SAC and other costs under the MSA totaling $29.3 million for the year ended December 31, 2017.

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

Tax Matters Agreement. Effective March 2017, in connection with the Share Exchange, EchoStar and DISH entered into a tax matters agreement. This agreement governs certain rights, responsibilities and obligations of EchoStar and its subsidiaries with respect to taxes of the transferred businesses pursuant to the Share Exchange. Generally, EchoStar is responsible for all tax returns and tax liabilities for the transferred businesses and assets for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the transferred businesses and assets from and after the Share Exchange. Both EchoStar and DISH Network have made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange. Both EchoStar and DISH Network have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party. In addition, DISH Network has agreed to indemnify EchoStar if the transferred businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The tax matters agreement supplements the Tax Sharing Agreement outlined below, which continues in full force and effect.

Tax Sharing Agreement.  Effective December 2007, EchoStar and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off.  This agreement governs EchoStar and DISH and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies EchoStar for such taxes.  However, DISH Network is not liable for and does not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar takes or fails to take; or (iii) any action that EchoStar takes that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar and its subsidiaries will be solely liable for, and will

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services.  In 2008, Hughes Communications loaned $1.5 million to Hughes Systique pursuant to a term loan facility.  The initial interest rate on the outstanding loans was 6%, payable annually, and the accrued and unpaid interest was added to the principal amount outstanding under the loan facility in certain circumstances. The loans were convertible into shares of Hughes Systique upon non-payment or an event of default.  In May 2014, we amended the term loan facility to increase the interest rate from 6% to 8%, payable annually, to reflect then-current market conditions and extend the maturity date of the loans to May 1, 2015, and in April 2015, we extended the maturity date of the loans to May 1, 2016 on the same terms.  In 2015, Hughes Systique repaid $1.5 million of the outstanding principal of the loan facility. In 2016, Hughes Systique repaid $0.6 million of the outstanding principal of the loan facility. As of December 31, 2017, the principal amount outstanding of the loan facility was zero.  In addition to our 43.7% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications Inc. and a member of EchoStar’s board of directors, and his brother, who is the CEO and President of Hughes Systique, in the aggregate, own approximately 25.7%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2017.  Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique.  Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique.  As a result, we consolidate Hughes Systique’s financial statements in our consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico.  We recognized revenue from sales of services we provided to Dish Mexico of approximately $23.3 million for each of the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017 and 2016, we had trade accounts receivable from Dish Mexico of approximately $7.6 million and $10.7 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.  We account for our investment in Deluxe using the equity method.  We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $4.9 million, $3.0 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 and 2016, we had trade accounts receivable from Deluxe of approximately $1.1 million and $0.7 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the CEO of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately $0.1 million for the year ended December 31, 2017.

Global IP

In May 2017, one of our subsidiaries entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the CEO of Global IP. We recognized revenue of approximately $0.3 million from Global IP under this agreement for the year ended December 31, 2017.

Note 16.    Supplemental Guarantor and Non-Guarantor Financial Information

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheet as of December 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,746,878	$42,373	$33,310	$—	$1,822,561
Marketable investment securities, at fair value	454,500	1,102	—	—	455,602
Trade accounts receivable, net	—	133,735	63,105	—	196,840
Trade accounts receivable - DISH Network, net	—	38,286	355	—	38,641
Inventory	—	59,711	23,884	—	83,595
Advances to affiliates, net	119,605	229,488	7,313	(241,548)	114,858
Other current assets	64	98,890	31,788	(401)	130,341
Total current assets	2,321,047	603,585	159,755	(241,949)	2,842,438
Property and equipment, net	—	2,459,703	293,395	—	2,753,098
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	58,582	—	—	58,582
Investments in unconsolidated entities	—	30,587	—	—	30,587
Investment in subsidiaries	3,260,790	204,208	—	(3,464,998)	—
Advances to affiliates	700	80,744	—	(81,444)	—
Deferred tax asset	110,546	—	3,700	(110,546)	3,700
Other noncurrent assets, net	—	185,839	13,275	—	199,114
Total assets	$5,693,083	$4,593,079	$470,125	$(3,898,937)	$6,857,350
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$82,300	$20,516	$—	$102,816
Trade accounts payable - DISH Network	—	3,769	—	—	3,769
Current portion of long-term debt and capital lease obligations	—	35,886	4,745	—	40,631
Advances from affiliates, net	—	185,161	56,864	(241,548)	477
Accrued expenses and other	43,518	145,362	46,748	(401)	235,227
Total current liabilities	43,518	452,478	128,873	(241,949)	382,920
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,365,143	226,997	2,073	—	3,594,213
Deferred tax liabilities, net	—	549,217	960	(110,546)	439,631
Advances from affiliates	—	—	115,159	(81,444)	33,715
Other non-current liabilities	—	104,249	3,378	—	107,627
Total HSS shareholders’ equity (deficit)	2,284,422	3,260,138	204,860	(3,464,998)	2,284,422
Noncontrolling interests	—	—	14,822	—	14,822
Total liabilities and shareholders’ equity (deficit)	$5,693,083	$4,593,079	$470,125	$(3,898,937)	$6,857,350

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Balance Sheet as of December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,991,949	$53,905	$25,110	$—	$2,070,964
Marketable investment securities, at fair value	177,614	10,309	—	—	187,923
Trade accounts receivable, net	—	138,861	43,651	—	182,512
Trade accounts receivable - DISH Network, net	—	19,323	—	—	19,323
Inventory	—	45,623	17,015	—	62,638
Advances to affiliates, net	10	999,340	4,968	(893,866)	110,452
Other current assets	48	19,183	27,083	—	46,314
Total current assets	2,169,621	1,286,544	117,827	(893,866)	2,680,126
Property and equipment, net	—	2,061,831	232,895	—	2,294,726
Regulatory authorizations, net	—	471,658	—	—	471,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	80,734	—	—	80,734
Investments in unconsolidated entities	—	42,560	—	—	42,560
Investment in subsidiaries	3,721,688	314,643	—	(4,036,331)	—
Advances to affiliates	700	60,761	—	(61,461)	—
Deferred tax asset	92,727	—	9,150	(92,727)	9,150
Other noncurrent assets, net	11,097	142,091	145,219	—	298,407
Total assets	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$94,089	$12,321	$—	$106,410
Trade accounts payable - DISH Network	—	6	—	—	6
Current portion of long-term debt and capital lease obligations	—	32,177	807	—	32,984
Advances from affiliates, net	850,807	12,228	31,429	(893,866)	598
Accrued expenses and other	44,654	136,921	38,738	—	220,313
Total current liabilities	895,461	275,421	83,295	(893,866)	360,311
Long-term debt and capital lease obligations, net of unamortized debt issuance costs	3,358,179	262,883	1,401	—	3,622,463
Deferred tax liabilities, net	—	621,061	128	(92,727)	528,462
Advances from affiliates	—	—	93,429	(61,461)	31,968
Other non-current liabilities	—	80,532	2,775	—	83,307
Total HSS shareholders’ equity (deficit)	1,742,193	3,725,098	311,233	(4,036,331)	1,742,193
Noncontrolling interests	—	—	12,830	—	12,830
Total liabilities and shareholders’ equity (deficit)	$5,995,833	$4,964,995	$505,091	$(5,084,385)	$6,381,534

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$1,056,914	$178,857	$(32,220)	$1,203,551
Services and other revenue - DISH Network	—	432,090	1,739	—	433,829
Equipment revenue - other	—	255,320	27,205	(43,326)	239,199
Equipment revenue - DISH Network	—	290	—	—	290
Total revenue	—	1,744,614	207,801	(75,546)	1,876,869
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	441,120	131,177	(29,632)	542,665
Cost of sales - equipment (exclusive of depreciation and amortization)	—	235,318	20,318	(43,178)	212,458
Selling, general and administrative expenses	—	293,810	46,517	(2,736)	337,591
Research and development expenses	—	31,745	—	—	31,745
Depreciation and amortization	—	458,483	38,315	—	496,798
Impairment of assets	—	6,000	—	—	6,000
Total costs and expenses	—	1,466,476	236,327	(75,546)	1,627,257
Operating income	—	278,138	(28,526)	—	249,612
Other Income (Expense):
Interest income	28,146	96,992	1,986	(95,172)	31,952
Interest expense, net of amounts capitalized	(229,415)	(112,855)	1,620	95,172	(245,478)
Other-than-temporary impairment loss on available-for-sale securities	—	—	(3,298)	—	(3,298)
Gains (losses) on marketable investment securities, net	—	—	1,724	—	1,724
Equity in earnings of unconsolidated affiliate	—	—	7,027	—	7,027
Equity in earnings (losses) of subsidiaries, net	471,602	(35,142)	—	(436,460)	—
Other, net	—	4,497	(6,685)	—	(2,188)
Total other income (expense), net	270,333	(46,508)	2,374	(436,460)	(210,261)
Income (loss) before income taxes	270,333	231,630	(26,152)	(436,460)	39,351
Income tax benefit (provision), net	25,637	240,392	(7,827)	—	258,202
Net income (loss)	295,970	472,022	(33,979)	(436,460)	297,553
Less: Net income attributable to noncontrolling interests	—	—	1,583	—	1,583
Net income (loss) attributable to HSS	$295,970	$472,022	$(35,562)	$(436,460)	$295,970
Comprehensive Income (Loss):
Net income (loss)	$295,970	$472,022	$(33,979)	$(436,460)	$297,553
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7,196	—	7,196
Unrealized gains (losses) on available-for-sale securities and other	(273)	(2,007)	92	—	(2,188)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	—	3,298	—	—	3,298
Equity in other comprehensive income (loss) of subsidiaries, net	8,170	6,879	—	(15,049)	—
Total other comprehensive income (loss), net of tax	7,897	8,170	7,288	(15,049)	8,306
Comprehensive income (loss)	303,867	480,192	(26,691)	(451,509)	305,859
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,992	—	1,992
Comprehensive income (loss) attributable to HSS	$303,867	$480,192	$(28,683)	$(451,509)	$303,867
Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2016
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$992,480	$133,508	$(22,861)	$1,103,127
Services and other revenue - DISH Network	—	449,547	—	—	449,547
Equipment revenue - other	—	256,361	24,859	(42,941)	238,279
Equipment revenue - DISH Network	—	8,840	—	—	8,840
Total revenue	—	1,707,228	158,367	(65,802)	1,799,793
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	438,837	101,288	(22,168)	517,957
Cost of sales - equipment (exclusive of depreciation and amortization)	—	225,787	19,512	(40,546)	204,753
Selling, general and administrative expenses	—	246,399	37,737	(3,088)	281,048
Research and development expenses	—	31,170	—	—	31,170
Depreciation and amortization	—	401,688	12,445	—	414,133
Total costs and expenses	—	1,343,881	170,982	(65,802)	1,449,061
Operating income	—	363,347	(12,615)	—	350,732
Other Income (Expense):
Interest income	10,826	199	1,649	(76)	12,598
Interest expense, net of amounts capitalized	(177,625)	(14,538)	4,889	76	(187,198)
Gains (losses) on marketable investment securities, net	—	6,995	—	—	6,995
Equity in earnings of unconsolidated affiliate	—	9,444	—	—	9,444
Equity in earnings (losses) of subsidiaries, net	218,125	(4,906)	—	(213,219)	—
Other, net	9,749	(6,956)	116	—	2,909
Total other income (expense), net	61,075	(9,762)	6,654	(213,219)	(155,252)
Income (loss) before income taxes	61,075	353,585	(5,961)	(213,219)	195,480
Income tax benefit (provision), net	58,940	(135,081)	2,382	—	(73,759)
Net income (loss)	120,015	218,504	(3,579)	(213,219)	121,721
Less: Net income attributable to noncontrolling interests	—	—	1,706	—	1,706
Net income (loss) attributable to HSS	$120,015	$218,504	$(5,285)	$(213,219)	$120,015
Comprehensive Income (Loss):
Net income (loss)	$120,015	$218,504	$(3,579)	$(213,219)	$121,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,377)	—	(5,377)
Unrealized gains (losses) on available-for-sale securities and other	3,290	(1,642)	(64)	—	1,584
Recognition of realized loss on available-for-sale securities included in net income (loss)	(2,996)	—	—	—	(2,996)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,897)	(5,255)	—	12,152	—
Total other comprehensive income (loss), net of tax	(6,603)	(6,897)	(5,441)	12,152	(6,789)
Comprehensive income (loss)	113,412	211,607	(9,020)	(201,067)	114,932
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,520	—	1,520
Comprehensive income (loss) attributable to HSS	$113,412	$211,607	$(10,540)	$(201,067)	$113,412
Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - other	$—	$976,507	$140,619	$(21,877)	$1,095,249
Services and other revenue - DISH Network	—	518,734	119	—	518,853
Equipment revenue - other	—	200,605	30,678	(19,005)	212,278
Equipment revenue - DISH Network	—	10,752	—	—	10,752
Total revenue	—	1,706,598	171,416	(40,882)	1,837,132
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	447,106	99,513	(21,148)	525,471
Cost of sales - equipment (exclusive of depreciation and amortization)	—	190,200	22,581	(17,244)	195,537
Selling, general and administrative expenses	—	245,725	33,381	(2,490)	276,616
Research and development expenses	—	26,377	—	—	26,377
Depreciation and amortization	—	423,923	6,204	—	430,127
Total costs and expenses	—	1,333,331	161,679	(40,882)	1,454,128
Operating income	—	373,267	9,737	—	383,004
Other Income (Expense):
Interest income	3,339	171	1,013	(107)	4,416
Interest expense, net of amounts capitalized	(142,215)	(29,093)	2,051	107	(169,150)
Loss from partial redemption of debt	(5,044)	—	—	—	(5,044)
Other-than-temporary impairment loss on available-for-sale securities	(6,139)	—	—	—	(6,139)
Gains (losses) on marketable investment securities, net	15	(6,478)	—	—	(6,463)
Equity in earnings of unconsolidated affiliate	—	8,502	—	—	8,502
Equity in earnings (losses) of subsidiaries, net	239,199	4,705	—	(243,904)	—
Other, net	(5,468)	11,054	(3,364)	—	2,222
Total other income (expense), net	83,687	(11,139)	(300)	(243,904)	(171,656)
Income (loss) before income taxes	83,687	362,128	9,437	(243,904)	211,348
Income tax provision, net	53,680	(122,564)	(3,480)	—	(72,364)
Net income (loss)	137,367	239,564	5,957	(243,904)	138,984
Less: Net income attributable to noncontrolling interests	—	—	1,617	—	1,617
Net income (loss) attributable to HSS	$137,367	$239,564	$4,340	$(243,904)	$137,367
Comprehensive Income (Loss):
Net income (loss)	$137,367	$239,564	$5,957	$(243,904)	$138,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(25,012)	—	(25,012)
Unrealized gains (losses) on available-for-sale securities and other	(2,478)	(1,800)	76	—	(4,202)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	6,139	—	—	—	6,139
Recognition of realized loss on available-for-sale securities included in net income (loss)	(15)	—	—	—	(15)
Equity in other comprehensive income (loss) of subsidiaries, net	(26,416)	(24,616)	—	51,032	—
Total other comprehensive income (loss), net of tax	(22,770)	(26,416)	(24,936)	51,032	(23,090)
Comprehensive income (loss)	114,597	213,148	(18,979)	(192,872)	115,894
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,297	—	1,297
Comprehensive income (loss) attributable to HSS	$114,597	$213,148	$(20,276)	$(192,872)	$114,597

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$295,970	$472,022	$(33,979)	$(436,460)	$297,553
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(206,014)	(74,310)	43,340	436,460	199,476
Net cash flows from operating activities	89,956	397,712	9,361	—	497,029
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(535,476)	—	—	—	(535,476)
Sales and maturities of marketable investment securities	259,263	—	—	—	259,263
Expenditures for property and equipment	—	(340,197)	(61,341)	—	(401,538)
Refund and other receipts related to capital expenditures	—	4,311	—	—	4,311
Changes in restricted cash and cash equivalents	—	—	(70)	—	(70)
Investment in subsidiary	(59,000)	(63,000)	—	122,000	—
Expenditures for externally marketed software	—	(31,331)	—	—	(31,331)
Net cash flows from investing activities	$(335,213)	$(430,217)	$(61,411)	$122,000	$(704,841)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	59,000	63,000	(122,000)	—
Payments of debt issuance costs	(414)	—	—	—	(414)
Repayment of debt and capital lease obligations	—	(32,177)	(4,886)	—	(37,063)
Advances to affiliates	—		(36)	—	(36)
Other, net	600	(5,850)	886	—	(4,364)
Net cash flows from financing activities	186	20,973	58,964	(122,000)	(41,877)
Effect of exchange rates on cash and cash equivalents	—	—	1,286	—	1,286
Net increase (decrease) in cash and cash equivalents	(245,071)	(11,532)	8,200	—	(248,403)
Cash and cash equivalents, at beginning of year	1,991,949	53,905	25,110	—	2,070,964
Cash and cash equivalents, at end of year	$1,746,878	$42,373	$33,310	$—	$1,822,561

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidating Statement of Cash Flows for the Year Ended December 31, 2015
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net income (loss)	$137,367	$239,564	$5,957	$(243,904)	$138,984
Adjustments to reconcile net income (loss) to net cash flows from operating activities	32,816	156,301	3,485	243,904	436,506
Net cash flows from operating activities	170,183	395,865	9,442	—	575,490
Cash Flows from Investing Activities:
Purchases of marketable investment securities	(208,821)	—	—	—	(208,821)
Sales and maturities of marketable investment securities	355,202	—	—	—	355,202
Expenditures of property and equipment	—	(325,405)	(61,309)	—	(386,714)
Changes in restricted cash and cash equivalents	(2,432)	—	(56)	—	(2,488)
Investment in subsidiary	(43,000)	(48,043)	—	91,043	—
Payment for EchoStar XXI launch services	—		(11,875)	—	(11,875)
Expenditures for externally marketed software	—	(22,327)	—	—	(22,327)
Other, net	—	1,490	—	(1,500)	(10)
Net cash flows from investing activities	100,949	(394,285)	(73,240)	89,543	(277,033)
Cash Flows from Financing Activities:
Proceeds from capital contribution from parent	—	43,000	48,043	(91,043)	—
Repayment of 6 1/2% Senior Secured Notes Due 2019 and related premium	(113,300)	—	—	—	(113,300)
Repayment debt and capital lease obligations	—	(33,478)	(5,963)	—	(39,441)
Advances from affiliates	—	—	20,002	—	20,002
Other, net	40	(6,927)	233	1,500	(5,154)
Net cash flows from financing activities	(113,260)	2,595	62,315	(89,543)	(137,893)
Effect of exchange rates on cash and cash equivalents	—	—	(3,131)	—	(3,131)
Net increase (decrease) in cash and cash equivalents	157,872	4,175	(4,614)	—	157,433
Cash and cash equivalents, at beginning of year	142,762	51,592	31,203	—	225,557
Cash and cash equivalents, at end of year	$300,634	$55,767	$26,589	$—	$382,990

HUGHES SATELLITE SYSTEMS CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Our valuation and qualifying accounts as of December 31, 2017, 2016 and 2015 were as follows:

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
For the years ended:
December 31, 2017	$12,752	$9,551	$(10,276)	$12,027
December 31, 2016	$11,447	$14,384	$(13,079)	$12,752
December 31, 2015	$11,950	$6,637	$(7,140)	$11,447