Form 10-Q
period 2018-03-31
Hughes Satellite Systems Corp
filed 2018-05-10
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

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

As of April 30, 2018, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	March 31, 2018	December 31, 2017
Assets	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$1,775,829	$1,822,561
Marketable investment securities, at fair value	623,547	455,602
Trade accounts receivable and contract assets, net (Note 3)	166,182	196,840
Trade accounts receivable - DISH Network, net	53,598	38,641
Inventory	85,995	83,595
Prepaids and deposits	45,767	38,797
Advances to affiliates, net	108,713	114,858
Other current assets	13,162	91,544
Total current assets	2,872,793	2,842,438
Noncurrent Assets:
Property and equipment, net	2,726,624	2,753,098
Regulatory authorizations	465,658	465,658
Goodwill	504,173	504,173
Other intangible assets, net	54,924	58,582
Investments in unconsolidated entities	32,079	30,587
Other noncurrent assets, net	244,429	202,814
Total noncurrent assets	4,027,887	4,014,912
Total assets	$6,900,680	$6,857,350
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$102,477	$102,816
Trade accounts payable - DISH Network	2,826	3,769
Current portion of long-term debt and capital lease obligations	41,424	40,631
Advances from affiliates, net	623	477
Contract liabilities	65,333	65,959
Accrued interest	56,314	46,834
Accrued compensation	24,550	36,924
Accrued expenses and other	82,524	85,510
Total current liabilities	376,071	382,920
Noncurrent Liabilities:
Long-term debt and capital lease obligations, net	3,585,972	3,594,213
Deferred tax liabilities, net	450,413	439,631
Advances from affiliates	34,146	33,715
Other noncurrent liabilities	106,390	107,627
Total noncurrent liabilities	4,176,921	4,175,186
Total liabilities	4,552,992	4,558,106
Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding at each of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at March 31, 2018 and 1,000 shares issued and outstanding December 31, 2017	—	—
Additional paid-in capital	1,762,927	1,754,561
Accumulated other comprehensive loss	(50,686)	(52,822)
Accumulated earnings	620,459	582,683
Total HSS shareholders’ equity	2,332,700	2,284,422
Noncontrolling interests	14,988	14,822
Total shareholders’ equity	2,347,688	2,299,244
Total liabilities and shareholders’ equity	$6,900,680	$6,857,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Revenue:
Services and other revenue - DISH Network	$100,614	$111,490
Services and other revenue - other	359,334	270,223
Equipment revenue	42,947	48,405
Total revenue	502,895	430,118
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	142,703	130,899
Cost of sales - equipment (exclusive of depreciation and amortization)	44,023	44,226
Selling, general and administrative expenses	94,650	74,378
Research and development expenses	7,137	7,705
Depreciation and amortization	133,718	112,220
Total costs and expenses	422,231	369,428
Operating income	80,664	60,690

Other income (expense):
Interest income	11,379	5,841
Interest expense, net of amounts capitalized	(64,413)	(59,837)
Gains (losses) on investments, net	(392)	91
Other-than-temporary impairment loss on available-for-sale securities	—	(3,298)
Equity in earnings of unconsolidated affiliate	1,492	1,711
Other, net	(613)	647
Total other expense, net	(52,547)	(54,845)
Income before income taxes	28,117	5,845
Income tax benefit (provision)	(7,736)	3,582
Net income	20,381	9,427
Less: Net income attributable to noncontrolling interests	380	292
Net income attributable to HSS	$20,001	$9,135

Comprehensive income:
Net income	$20,381	$9,427
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,900	12,121
Unrealized losses on available-for-sale securities and other	(411)	(1,500)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	—	3,298
Total other comprehensive income, net of tax	1,489	13,919
Comprehensive income	21,870	23,346
Less: Comprehensive income attributable to noncontrolling interests	166	292
Comprehensive income attributable to HSS	$21,704	$23,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, January 1, 2017	$1,516,199	$(60,719)	$286,713	$12,830	$1,755,023
Stock-based compensation	1,221	—	—	—	1,221
Transfer of satellite launch service contract to EchoStar Corporation	(61,842)	—	—	—	(61,842)
Contribution of EchoStar XIX satellite, net of deferred tax	369,263	—	—	—	369,263
Contribution of non-cash net assets pursuant to Share Exchange Agreement (Note 1)	219,662	—	—	—	219,662
Exchange of non-cash net assets for HSS Tracking Stock (Note 1)	(190,221)	—	—	—	(190,221)
Other	67	101	—	—	168
Net Income	—	—	9,135	292	9,427
Foreign currency translation adjustment	—	12,121			12,121
Unrealized gains and other-than-temporary impairment loss on available-for-sale securities, net	—	1,697	—	—	1,697
Balance, March 31, 2017	$1,854,349	$(46,800)	$295,848	$13,122	$2,116,519

Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of adoption of ASU 2014-09 and ASU 2016-01 as of January 1, 2018 (Note 2)	—	433	17,775	—	18,208
Balance, January 1, 2018	1,754,561	(52,389)	600,458	14,822	2,317,452
Stock-based compensation	1,299	—	—	—	1,299
Capital contribution from EchoStar Corporation	7,125	—	—	—	7,125
Other	(58)	(100)	—	—	(158)
Net income	—	—	20,001	380	20,381
Foreign currency translation adjustment	—	2,114	—	(214)	1,900
Unrealized losses on available-for-sale securities, net	—	(311)	—	—	(311)
Balance, March 31, 2018	$1,762,927	$(50,686)	$620,459	$14,988	$2,347,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$20,381	$9,427
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	133,718	112,220
Equity in earnings of unconsolidated affiliate	(1,492)	(1,711)
Amortization of debt issuance costs	1,936	1,790
Losses and impairment on investments, net	395	3,207
Stock-based compensation	1,299	1,221
Deferred tax (benefit) provision	6,813	(4,409)
Dividend received from unconsolidated affiliate	—	7,500
Changes in current assets and current liabilities, net	(10,251)	(32,955)
Changes in noncurrent assets and noncurrent liabilities, net	(13,348)	(4,081)
Other, net	2,952	(132)
Net cash flows from operating activities	142,403	92,077
Cash flows from investing activities:
Purchases of marketable investment securities	(358,543)	—
Sales and maturities of marketable investment securities	197,686	91,747
Expenditures for property and equipment	(87,777)	(74,175)
Refunds and other receipts related to capital expenditures	77,524	—
Expenditures for externally marketed software	(7,148)	(10,832)
Payment for satellite launch services	(7,125)	—
Net cash flows from investing activities	(185,383)	6,740
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(9,368)	(8,129)
Capital contribution from EchoStar Corporation	7,125	—
Other, net	(1,265)	(1,171)
Net cash flows from financing activities	(3,508)	(9,300)
Effect of exchange rates on cash and cash equivalents	(249)	689
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(46,737)	90,206
Cash and cash equivalents, including restricted amounts, beginning of period	1,823,354	2,071,687
Cash and cash equivalents, including restricted amounts, end of period	$1,776,617	$2,161,893

Supplemental disclosure of cash flow information:
Cash paid for interest (including capitalized interest)	$54,743	$54,021
Capitalized interest	$2,120	$7,325
Cash paid for income taxes	$839	$1,012
Property and equipment financed under capital lease obligations	$38	$7,485
Increase (decrease) in capital expenditures included in accounts payable, net	$7,883	$(6,531)
Transfer of satellite launch service contract to EchoStar Corporation	$—	$(61,842)
Contribution of non-cash net assets pursuant to Share Exchange Agreement (Note 1)	$—	$219,662
Non-cash net assets exchanged for HSS Tracking Stock (Note 1)	$—	$(190,221)
Capitalized in-orbit incentive obligations	$—	$31,000
Contribution of EchoStar XIX satellite	$—	$514,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Business Activities

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers.

We primarily operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to domestic and international consumers and aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery services on a full-time and occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V., a joint venture that EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in “Corporate and Other” in our segment reporting.

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

On January 31, 2017, EchoStar and certain of its and our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). The EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies, and provided digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services. The Tracking Stock tracked the economic performance of the residential retail satellite

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period, and certain information disclosed in the notes to our financial statements. Estimates are used in accounting for, among other things, (i) amortization periods for deferred contract acquisition costs, (ii) inputs used to recognize revenue over time, (iii) allowances for doubtful accounts, (iv) warranty obligations, (v) self-insurance obligations, (vi) deferred taxes and related valuation allowances, (vii) uncertain tax positions, (viii) loss contingencies, (ix) fair value of financial instruments, (x) fair value of EchoStar’s stock-based compensation awards, (xi) fair value of assets and liabilities acquired in business combinations, (xii) lease classifications, (xiii) asset impairment testing, and (xiv) useful lives and methods for depreciation and amortization of long-lived assets. We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade and other receivables, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on a Level 1 measurement that reflects quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities generally are based on Level 2 measurements, as the markets for such debt securities are less active. Trades of identical debt securities on or near the measurement date are considered a strong indication of fair value. Matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features also may be used to determine fair value of our investments in marketable debt securities. Fair values for our outstanding debt (see Note 10) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

As of March 31, 2018 and December 31, 2017, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $98.0 million and $99.3 million, respectively.

Revenue Recognition

Overview

We account for our sales and services revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018, using the modified retrospective approach to contracts not completed as of the adoption date. Topic 606 provides a five-step revenue recognition model that we apply to our contracts with customers. Under this model we (i) identify the contract with the customer, (ii) identify our performance obligations in the contract, (iii) determine the transaction price for the contract, (iv) allocate the transaction price to our performance obligations and (v) recognize revenue when or as we satisfy our performance obligations.

Revenue is recognized upon transfer of control of the promised goods or our performance of the services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts that may include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Additionally, a significant portion of our revenue is derived from leases of property and equipment that is reported in “Services and other revenue - other” and “Services and other revenue - DISH Network” in our accompanying condensed consolidated statement of operations and comprehensive income (loss). Certain of our contracts with customers contain embedded equipment leases, which we separate from non-lease components of the contract based on the relative standalone selling prices of the lease and non-lease components.

Hughes

Our Hughes segment provides various communication and networking services to consumer and enterprise customers in domestic and international markets. Our services contracts typically obligate us to provide substantially the same services on a recurring basis in exchange for fixed recurring fees over the term of the contract. We satisfy such performance obligations over time and generally recognize revenue ratably as services are rendered over the service period. Certain of our contracts with service obligations provide for fees based on usage, capacity or volume. We satisfy these performance obligations and generally recognize the related revenue at the point in time or over the period when the services are rendered. Our Hughes segment also sells and leases communications equipment to its customers. Revenue from equipment sales generally is recognized upon shipment of the equipment. Our equipment sales contracts typically include standard product warranties, but generally do not provide for returns or refunds. Revenue for extended warranties is generally recognized ratably over the extended warranty period. For contracts with multiple performance obligations, we typically allocate the contract’s transaction price to each performance obligation based on their relative standalone selling prices. When the standalone selling price is not observable, our primary method used to estimate standalone selling price is the expected cost plus a margin. Our contracts generally require customer payments to be made at or shortly after the time we transfer control of goods or perform the services.

In addition to equipment and service offerings, our Hughes segment also enters into long-term contracts to design, develop, construct and install complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. Revenue from such contracts is generally recognized over time at a measure of progress that depicts the transfer of control of the goods or services to the customer. Depending on the nature of the arrangement, we measure progress toward contract completion using an appropriate input method or output method. Under our input method, we recognize the transaction price as revenue based on the ratio of costs incurred to estimated total costs at completion. Under our output method, revenue and cost of sales are recognized as products are delivered based on the expected profit for the entire agreement. Profit margins on long-term contracts generally are based on estimates of revenue and costs at completion. We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified. We generally receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment.

ESS

Our ESS segment primarily provides satellite service operations through leasing arrangements and video delivery services on a full-time and occasional-use basis to DISH Network and Dish Mexico, as well as government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. We also provide telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network. Our ESS segment also provides technical consulting services that are billed by the hour. Generally, our service contracts with customers contain a single performance obligation and therefore there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

Other

Sales and value added taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales at the time of shipment.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under contracts with customers. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past-due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful.

Contract Assets and Contract Liabilities

Contract assets represent revenue that we have recognized in advance of billing the customer and are included in “Trade accounts receivable and contract assets, net” or “Other noncurrent assets, net” in our balance sheets based on the expected timing of customer payment. Our contract assets include amounts that we referred to as “contracts in process” in prior periods. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Contract liabilities consist of advance payments and billings in excess of revenue recognized under contracts with customers and is included in “Contract liabilities” or “Other noncurrent liabilities” in our balance sheets based on the timing of when we expect to recognize revenue. We recognize deferred revenue as revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria have been met.

Contract Acquisition and Fulfillment Costs

Contract Acquisition Costs

Our contract acquisition costs represent incremental direct costs of obtaining a contract and consist primarily of sales incentives paid to employees and third-party representatives. When we determine that our contract acquisition costs are recoverable, we defer and amortize the costs over the contract term, or over the estimated life of the customer relationship if anticipated renewals are expected and the incentives payable upon renewal are not commensurate with the initial incentive. We amortize contract acquisition costs in proportion to the revenue to which the costs relate. We expense sales incentives as incurred if the expected amortization period is one year or less. Unamortized contract acquisition costs are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets and related amortization expense is included in “Selling, general and administrative expenses” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Unamortized contract acquisition costs totaled $103.6 million as of March 31, 2018 and related amortization expense totaled $20.0 million for the three months ended March 31, 2018.

Contract Fulfillment Costs

We recognize costs to fulfill a contract as an asset when the costs relate directly to a contract, the costs generate or enhance our resources that will be used in satisfying future performance obligations, and the costs are expected to be recovered. We may incur such costs on certain contracts that require initial setup activities in advance of the transfer of goods or services to the customer. We amortize these costs in proportion to the revenue to which the costs relate. Unamortized contract fulfillment costs are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets and related amortization expense is included in “Cost of sales - services and other” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Unamortized contract fulfillment costs totaled $1.8 million as of March 31, 2018 and related amortization expense was de minimis for the three months ended March 31, 2018.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Cost of sales includes research and development costs incurred in connection with customers’ orders of approximately $6.6 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively. In addition, we incurred other research and development expenses of approximately $7.1 million and $7.7 million for the three months ended March 31, 2018 and 2017, respectively.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in “Property and equipment, net” and capitalized costs of externally marketed software are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed. As of March 31, 2018 and December 31, 2017, the net carrying amount of externally marketed software was $89.7 million and $88.1 million, respectively, of which $22.3 million and $19.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $7.1 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively.  We recorded amortization expense relating to the development of externally marketed software of $5.5 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. The weighted average useful life of our externally marketed software was approximately four years as of March 31, 2018.

Marketable Investment Securities

Our marketable investment securities portfolio consists of investments in debt and equity instruments with readily determinable fair values.

Debt Securities

We classify debt securities as available-for-sale based on our investment strategy for the securities, except for securities that we have elected to account for using the fair value option. We recognize periodic changes in the difference between fair value and amortized cost in “Unrealized losses on available-for-sale securities and other” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses upon sale of debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in “Gains (losses) on investments, net” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of debt securities. Interest income from debt securities is reported in “Interest income” in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

We evaluate our available-for-sale debt securities portfolio periodically to determine whether declines in the fair value of these securities are other than temporary. Our evaluation considers, among other things, the length of time and the extent to which the fair value of such security has been lower than amortized cost, market and company-specific factors related to the security, and our intent and ability to hold the investment to maturity or recovery. We generally consider a decline to be other than temporary when: (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before maturity or recovery, or (iii) we do not expect to recover the amortized cost of the security at maturity. Declines in the fair value of available-for-sale debt securities that are determined to be other than temporary are reclassified from other comprehensive income (loss) and recognized in net income, thus establishing a new cost basis for the investment.

Equity Securities

Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. For available-for-sale securities, we recognized periodic changes in the difference between fair value and cost in “Unrealized losses on available-for-sale securities and other” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses upon sale of available-for-sale securities were reclassified from other comprehensive income (loss) and recognized on the trade date in “Gains (losses) on

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

investments, net” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We used the FIFO method to determine the cost basis on sales of available-for-sale securities. For trading securities, we recognized periodic changes in the fair value of the securities in “Gains (losses) on investments, net” in our accompanying condensed consolidated statement of operations and comprehensive income (loss).

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments (the “New Investment Standard”), which established new requirements for investments in equity securities in ASC Topic 321, Investments - Equity Securities. Accordingly, beginning in 2018, we recognize periodic changes in the fair value of all of our equity securities with a readily determinable fair value that are not accounted for using the equity method in “Gains (losses) on investments, net” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We recognize dividend income on equity securities on the ex-dividend date and report such income in “Other, net” in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist of investments in equity securities that are not publicly traded and do not have readily determinable fair values. We use the equity method to account for such investments when we have the ability to significantly influence the operating decisions of the investee. Prior to January 1, 2018, we accounted for other investments without a readily determinable fair value using the cost method. In connection with our adoption of the New Investment Standard as of January 1, 2018, we have elected to measure such investments at cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. We consider information in periodic financial statements and other documentation provided by our investees and we may make inquiries of investee management to determine whether observable price changes have occurred.

Our investments in unconsolidated entities that are accounted for using the equity method are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Equity in earnings of unconsolidated affiliate” in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The carrying amount of such investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the statement of operations and include the intra-entity profit eliminations within “Equity in earnings of unconsolidated affiliate.”

We evaluate all of our investments in unconsolidated entities periodically to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in earnings.

Other Significant Accounting Policies

See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Recently Adopted Accounting Pronouncements

Revenue Recognition and Financial Instruments

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers and related amendments (collectively, the “New Revenue Standard”). The New Revenue Standard established a comprehensive new model for revenue recognition, which is codified in Topic 606 (see Revenue Recognition above), and provided guidance for certain costs associated with contracts with customers. We adopted the New Revenue Standard using the modified retrospective method for contracts that were not completed as of January 1, 2018. Accordingly, comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the New Revenue Standard, we recognized the cumulative effect of its initial application as a net increase to accumulated earnings of $18.2 million, net of related income taxes. The adoption of the New Revenue Standard also impacted the timing of recognition of certain fees charged to our customers in our consumer markets; however, the adoption has not had, and we do not expect it to have, a material impact on the overall timing or amount of revenue recognition.

The primary impacts of the New Revenue Standard on our operating results relate to how we account for sales incentive costs (See Contract Acquisition and Fulfillment Costs above). Historically, we charged sales incentives to expense as incurred, except for incentives related to the consumer business in our Hughes segment, which were initially deferred and subsequently amortized over the related service agreement term. Under the New Revenue Standard, we continue to defer incentives for our consumer business; however, we now amortize those incentives over the estimated customer life, which includes expected contract renewal periods. In addition, we now defer certain sales incentives related to other businesses in our Hughes segment and amortize those incentives over the related service agreement term. As a result of these changes, we have recognized additional deferred costs on our accompanying condensed consolidated balance sheet and the costs generally are recognized as expenses over a longer period of time in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The adoption of the New Revenue Standard by one of our unconsolidated entities had a similar impact on our investment in the unconsolidated entity, which we account for using the equity method.

Additionally, on January 1, 2018, we prospectively adopted the applicable requirements of the New Investment Standard. The New Investment Standard substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through earnings. The New Investment Standard permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. Upon adoption of the New Investment Standard on January 1, 2018, we recorded a $0.4 million charge to accumulated earnings to include net unrealized losses on our marketable equity securities then designated as available for sale, which previously were recorded in “Accumulated other comprehensive loss” in our accompanying condensed consolidated balance sheet. For our equity investments without a readily determinable fair value that were previously accounted for using the cost method, we have elected to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in equity securities that were previously accounted for as available for sale or using the cost method.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The cumulative effects of changes to our accompanying condensed consolidated balance sheet as of January 1, 2018 for the adoption of the New Revenue Standard and the New Investment Standard were as follows:

	Balance at December 31, 2017	Adjustments Due to the		Balance at January 1, 2018
		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$196,840	$(7,103)	$—	$189,737
Other current assets	$91,544	$533	$—	$92,077
Other noncurrent assets, net	$202,814	$22,545	$—	$225,359
Total assets	$6,857,350	$15,975	$—	$6,873,325
Liabilities:
Contract liabilities	$65,959	$(1,542)	$—	$64,417
Accrued expenses and other	$85,510	$255	$—	$85,765
Deferred tax liabilities, net	$439,631	$3,122	$—	$442,753
Other noncurrent liabilities	$107,627	$(4,068)	$—	$103,559
Total liabilities	$4,558,106	$(2,233)	$—	$4,555,873
Shareholders’ Equity:
Accumulated other comprehensive income (loss)	$(52,822)	$—	$433	$(52,389)
Accumulated earnings (losses)	$582,683	$18,208	$(433)	$600,458
Total shareholders’ equity	$2,299,244	$18,208	$—	$2,317,452
Total liabilities and shareholders’ equity	$6,857,350	$15,975	$—	$6,873,325

Our adoption of the New Revenue Standard and the New Investment Standard impacted our accompanying condensed consolidated balance sheet and statements of operations and comprehensive income (loss) as follows:

	As of March 31, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Balance Sheet		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$166,182	$7,122	$—	$173,304
Other current assets	$13,162	$(533)	$—	$12,629
Other noncurrent assets, net	$244,429	$(25,895)	$—	$218,534
Total assets	$6,900,680	$(19,306)	$—	$6,881,374
Liabilities:
Contract liabilities	$65,333	$1,134	$—	$66,467
Accrued expenses and other	$82,524	$(255)	$—	$82,269
Deferred tax liabilities, net	$450,413	$(3,654)	$—	$446,759
Other noncurrent liabilities	$106,390	$3,185	$—	$109,575
Total liabilities	$4,552,992	$410	$—	$4,553,402
Shareholders’ Equity:
Accumulated other comprehensive loss	$(50,686)	$—	$—	$(50,686)
Accumulated earnings	$620,459	$(19,716)	$—	$600,743
Total shareholders’ equity	$2,347,688	$(19,716)	$—	$2,327,972
Total liabilities and shareholders’ equity	$6,900,680	$(19,306)	$—	$6,881,374

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the three months ended March 31, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations and Comprehensive Income		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$359,334	$1,218	$—	$360,552
Total revenue	$502,895	$1,218	$—	$504,113
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$142,703	$929	$—	$143,632
Selling, general and administrative expenses	$94,650	$2,421	$—	$97,071
Total costs and expenses	$422,231	$3,350	$—	$425,581
Operating income	$80,664	$(2,132)	$—	$78,532
Other income (expense):
Interest expense, net of amounts capitalized	$(64,413)	$92	$—	$(64,321)
Gains (losses) on investments, net	$(392)	$—	$395	$3
Other-than-temporary impairment loss on available-for-sale securities	$—	$—	$(828)	$(828)
Total other expense, net	$(52,547)	$92	$(433)	$(52,888)
Income before income taxes	$28,117	$(2,040)	$(433)	$25,644
Income tax provision	$(7,736)	$532	$—	$(7,204)
Net income	$20,381	$(1,508)	$(433)	$18,440
Net income attributable to HSS	$20,001	$(1,508)	$(433)	$18,060
Comprehensive income
Net income	$20,381	$(1,508)	$(433)	$18,440
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities and other	$(411)	$—	$(395)	$(806)
Recognition of other-than-temporary impairment loss on available-for-sale securities in net income	$—	$—	$828	$828
Total other comprehensive income, net of tax	$1,489	$—	$433	$1,922
Comprehensive income	$21,870	$(1,508)	$—	$20,362
Comprehensive income attributable to HSS	$21,704	$(1,508)	$—	$20,196

Restricted Cash and Cash Equivalents

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. We adopted ASU 2016-18 as of January 1, 2018.  As a result, the beginning and ending balances of cash and cash equivalents presented in our accompanying condensed consolidated statements of cash flows include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, are reported in our accompanying condensed consolidated statements of cash flows. The adoption of this accounting standard did not have a material impact on our statements of cash flows and related disclosures.

The beginning and ending balances of cash and cash equivalents presented in our accompanying condensed consolidated statements of cash flows included restricted cash and cash equivalents of $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2018 and $0.7 million and $0.8 million, respectively, for the three months ended March 31, 2017.  These amounts are included in “Other noncurrent assets, net” in our accompanying condensed consolidated balance sheets.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new standard as of January 1, 2019. ASU 2016-02 requires the new standard to be applied on a modified retrospective basis to the earliest period presented in our consolidated financial statements. However, the FASB has recently proposed amendments that would permit adoption of the standard as of the effective date without restating prior periods. ASU 2016-02 provides certain practical expedients that we may elect to apply on the adoption date. We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This update shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 3.     Revenue Recognition

Information About Contract Balances

The following table provides information about our trade accounts receivable, contract assets and contract liabilities from contracts with customers, including amounts for certain embedded leases.

	As of
	March 31, 2018	January 1, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$135,972	$156,794
Leasing	9,085	10,355
Total	145,057	167,149
Contract assets	33,298	34,615
Allowance for doubtful accounts	(12,173)	(12,027)
Total trade accounts receivable and contract assets, net	$166,182	$189,737

Trade accounts receivable - DISH Network:
Sales and services	$27,782	$16,118
Leasing	25,816	22,523
Total trade accounts receivable - DISH Network, net	$53,598	$38,641

Noncurrent contract assets	$36	$37

Contract liabilities:
Current	$65,333	$64,417
Noncurrent	11,765	13,036
Total contract liabilities	$77,098	$77,453

For the three months ended March 31, 2018, revenue recognized that was included in the contract liability balance at the beginning of the period was $49.0 million.

Bad debt expense related to our trade accounts receivable and contract assets is included in “Selling, general and administrative expenses” in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, our bad debt expense was $4.7 million and $2.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2018, the remaining performance obligations for our contracts with customers with original expected durations of more than one year was $1.27 billion. We expect to recognize approximately 25% of our remaining performance obligations of these contracts as revenue by December 31, 2018. Agreements with customers in our Hughes segment consumer market that have expected durations of one year or less and our leasing arrangements are not included in this amount.

Note 4.    Other Comprehensive Income (Loss) and Related Tax Effects

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $50.1 million and $52.3 million as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2017, “Other-than-temporary impairment loss on available-for sale securities” consisted of $3.3 million reclassified from other comprehensive income.

Note 5.    Marketable Investment Securities

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments as follows:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Marketable investment securities, at fair value:
Debt securities:
Corporate bonds	$594,866	$368,083
Other debt securities	27,973	86,417
Total debt securities	622,839	454,500
Equity securities	708	1,102
Total marketable investment securities	$623,547	$455,602

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper. Generally, we classify our debt securities as available-for-sale based on our investment strategy for the securities.

Our available-for-sale debt securities reflect amortized cost and unrealized gains and losses as summarized in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2018
Corporate bonds	$595,390	$4	$(528)	$594,866
Other debt securities	27,975	—	(2)	27,973
Total available-for-sale debt securities	$623,365	$4	$(530)	$622,839
As of December 31, 2017
Corporate bonds	$368,291	$—	$(208)	$368,083
Other debt securities	86,425	—	(8)	86,417
Total available-for-sale debt securities	$454,716	$—	$(216)	$454,500

As of March 31, 2018, our available-for-sale debt securities included $523.8 million with contractual maturities of one year or less and $99.0 million with contractual maturities greater than one year.  We may realize proceeds from certain investments prior to their contractual maturity as a result of our ability to sell these securities.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies, which have experienced and may continue to experience volatility.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. As of December 31, 2017, our marketable equity securities consisted of available-for-sale securities with a fair value of $1.1 million, reflecting an adjusted cost basis of $1.5 million and unrealized losses of $0.4 million. Substantially all unrealized losses on our available-for-sale securities related to securities that were in a continuous loss position for less than 12 months. We recognized a $3.3 million other-than-temporary impairment for the three months ended March 31, 2017 on one of our available-for-sale securities which had experienced a decline in market value as a result of adverse developments during the three months ended March 31, 2017.

Upon adoption of the New Investment Standard as of January 1, 2018 (see Note 2), we account for investments in equity securities at their fair value and we recognize unrealized gains and losses in “Gains (losses) on investments, net” in our accompanying condensed consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2018, “Gains (losses) on investments, net” included net losses of $0.4 million related to equity securities that we held as of March 31, 2018.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2018 and December 31, 2017, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Debt securities:
Corporate bonds	$594,866	$—	$594,866	$368,083	$—	$368,083
Other	27,973	—	27,973	86,417	—	86,417
Total debt securities	622,839	—	622,839	454,500	—	454,500
Equity securities	708	708	—	1,102	1,102	—
Total marketable investment securities	$623,547	$708	$622,839	$455,602	$1,102	$454,500

Note 6.    Inventory

Our inventory consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Finished goods	$72,027	$70,669
Raw materials	6,265	5,484
Work-in-process	7,703	7,442
Total inventory	$85,995	$83,595

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 7.    Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		March 31, 2018	December 31, 2017
		(In thousands)
Land	—	$13,504	$13,475
Buildings and improvements	1 to 40	128,512	128,292
Furniture, fixtures, equipment and other	1 to 12	661,708	650,385
Customer rental equipment	2 to 4	992,893	929,775
Satellites - owned	2 to 15	2,516,685	2,516,685
Satellites - acquired under capital leases	10 to 15	917,561	916,820
Construction in progress	—	170,186	149,570
Total property and equipment		5,401,049	5,305,002
Accumulated depreciation		(2,674,425)	(2,551,904)
Property and equipment, net		$2,726,624	$2,753,098

Construction in progress consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$114,467	$101,733
Satellite related equipment	34,485	28,358
Other	21,234	19,479
Construction in progress	$170,186	$149,570

Construction in progress as of March 31, 2018 included payments related to our payload on Telesat T19V satellite, which we expect will launch in the second quarter of 2018. We entered into an agreement for certain capacity on this satellite once launched, but are not party to the construction contract.

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended March 31,
	2018	2017
	(In thousands)
Satellites	$59,033	$52,143
Furniture, fixtures, equipment and other	20,774	16,682
Customer rental equipment	43,448	30,596
Buildings and improvements	1,298	1,257
Total depreciation expense	$124,553	$100,678

Satellites

As of March 31, 2018, our satellite fleet consisted of 15 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. As of March 31, 2018, four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.

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

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in “Other current assets,” representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three months ended March 31, 2018. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

The EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, we had a reduction in revenue of $1.2 million for the three months ended March 31, 2018 as compared to the same period in 2017.

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain in-orbit insurance for our SPACEWAY 3, EchoStar XVI, and EchoStar XVII satellites. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

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

As of March 31, 2018 and December 31, 2017, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter.

Other Intangible Assets

Our other intangible assets, which are subject to amortization, consisted of the following:

	Weighted Average Useful Life (in Years)	As of
		March 31, 2018			December 31, 2017
		Cost	Accumulated Amortization	Carrying Amount	Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
Customer relationships	8	$270,300	$(234,928)	$35,372	$270,300	$(231,642)	$38,658
Technology-based	6	51,417	(51,417)	—	51,417	(51,417)	—
Trademark portfolio	20	29,700	(10,148)	19,552	29,700	(9,776)	19,924
Total other intangible assets		$351,417	$(296,493)	$54,924	$351,417	$(292,835)	$58,582

Amortization expense for the other intangible assets was $3.7 million and $8.2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 9.     Investments in Unconsolidated Entities

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We account for certain of these investments using the equity method. We accounted for other investments in such equity securities using the cost method of accounting prior to January 1, 2018. In connection with our adoption of the New Investment Standard effective January 1, 2018 (see Note 2), we elected to measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the three months ended March 31, 2018, we did not identify any observable price changes requiring an adjustment to our investments.

Our investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Investments in unconsolidated entities:
Equity method	$16,641	$15,149
Other equity investments without a readily determinable fair value	15,438	15,438
Total investments in unconsolidated entities	$32,079	$30,587

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 10.    Debt and Capital Lease Obligations

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,024,947	$990,000	$1,042,609
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	743,198	750,000	769,305
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	966,060	900,000	992,745
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	755,063	750,000	791,865
Less: Unamortized debt issuance costs		(22,922)	—	(24,857)	—
Subtotal		3,367,078	$3,489,268	3,365,143	$3,596,524
Capital lease obligations		260,318		269,701
Total debt and capital lease obligations		3,627,396		3,634,844
Less: Current portion		(41,424)		(40,631)
Long-term debt and capital lease obligations, net		$3,585,972		$3,594,213

Note 11.    Income Taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our interim income tax provision and our interim estimate of our annual effective tax rate are subject to significant volatility due to several factors, including foreign losses and capital gains and losses for which related deferred tax assets are offset by a valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Income tax expense was approximately $7.7 million for the three months ended March 31, 2018 compared to an income tax benefit of approximately $3.6 million for the three months ended March 31, 2017. Our estimated effective income tax rate was 27.5% and (61.3)% for the three months ended March 31, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, and the increase in our valuation allowance associated with certain foreign losses. For the three months ended March 31, 2017, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our accompanying condensed consolidated financial statements. See Note 10, “Income Taxes” to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of the benefit that we have provisionally recorded to reflect the change in the value of our deferred tax assets and liabilities resulting from the 2017 Tax Act. The tax effects of the 2017 Tax Act that we recorded in our financial statements for the year ended December 31, 2017 remain provisional and we have not made any adjustments to such provisional amounts in the quarter ended March 31, 2018. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

Note 12.    Commitments and Contingencies

Commitments

As of March 31, 2018, our satellite-related obligations were approximately $507.2 million.  Our satellite-related obligations primarily include payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may have in the future patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be trebled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to our products and services. We cannot be certain that these persons do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

Separation Agreement and Share Exchange

In connection with DISH Network’s distribution to EchoStar in 2008 of its digital set-top box business, certain infrastructure, and other assets and related liabilities, including certain satellites, uplink and satellite transmission assets and real estate (the “Spin-off”), EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation.  Under the terms of the separation agreement, EchoStar assumed certain liabilities that relate to its and our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off.  Certain specific provisions govern intellectual property related claims under which, generally, EchoStar and its subsidiaries will only be liable for their acts or omissions following the Spin-off and DISH Network will indemnify EchoStar and its subsidiaries for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between EchoStar and us and DISH Network for certain pre-existing liabilities and legal proceedings.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss or an additional loss may have been incurred and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending litigation are charged to expense as incurred.

For certain cases, management is unable to predict with any degree of certainty the outcome or provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought or specified; (iii) damages are unsupported, indeterminate and/or exaggerated in management’s opinion; (iv) there is uncertainty as to the outcome of pending trials, appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties are involved (as with many patent-related cases). Except as described below, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material effect on our financial condition, operating results or cash flows, though there is no assurance that the resolution and outcomes of these proceedings, individually or in the aggregate, will not be material to our financial condition, operating results or cash flows for any particular period, depending, in part, upon the operating results for such period.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015, and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of approximately $28.5 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $13.9 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. We cannot predict with certainty the outcome of the appeal. As of March 31, 2018, we have recorded an accrual of approximately $2.8 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System;” 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval,” and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of U.S. Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Realtime is no longer asserting the 992 patent against us. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the USPTO challenging the validity of the asserted patents. The USPTO instituted proceedings on each of those petitions. The USPTO invalidated the asserted claims of the 513 patent, but Realtime is still asserting this patent against us and may appeal this ruling. The USPTO is still reviewing the 530 patent; however, two of the four claims from that patent asserted against us were invalidated in a separate litigation between Realtime and a third party, which Realtime may appeal. The USPTO did not invalidate the asserted claims of the 908 patent. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional U.S. Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” In response to petitions filed by third parties, the USPTO has instituted proceedings regarding the validity of all but one asserted claim of the 867 patent, all but one asserted claim of the 728 patent, and all asserted claims of the 204 patent.  Additional third party petitions challenging the validity of all claims asserted in the 204 and 728 patents are awaiting institution decisions. On February 13, 2018 we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 and 204 patents, as well as the one asserted claim of the 728 patent for which the USPTO has not yet instituted a proceeding. These petitions are also awaiting institution decisions at the USPTO. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims, which arise in the ordinary course of business. As part of our ongoing operations, the Company is subject to various inspections, audits, inquiries, investigations and similar actions by third parties, as well as by governmental/regulatory authorities responsible for enforcing the laws and regulations to which the Company may be subject. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against companies that submit false claims for payments to, or improperly retain overpayments from, the federal government. Some states have adopted similar state whistleblower and false claims provisions. In addition, the Company from time to time receives inquiries from federal, state and foreign agencies regarding compliance with various laws and regulations.

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

The Company also indemnifies its directors, officers and employees for certain liabilities that might arise from the performance of their responsibilities for the Company. Additionally, in the normal course of its business, the Company enters into contracts pursuant to which the Company may make a variety of representations and warranties and indemnify the counterparty for certain losses. The Company’s possible exposure under these arrangements cannot be reasonably estimated as this involves the resolution of claims made, or future claims that may be made, against the Company or its officers, directors or employees, the outcomes of which are unknown and not currently predictable or estimable.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 13.    Segment Reporting

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We primarily operate in two business segments, Hughes and ESS, as described in Note 1.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, or EBITDA.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. Costs and income associated with these departments and activities are accounted for in the “Corporate and Other” column in the tables below or in the reconciliation of EBITDA below.

Transactions between segments were not significant for the three months ended March 31, 2018 or 2017. Eliminations of intersegment transactions are included in the “Corporate and Other” column in the tables below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
External revenue	$400,459	$96,223	$6,213	$502,895
Intersegment revenue	$359	$530	$(889)	$—
Total revenue	$400,818	$96,753	$5,324	$502,895
EBITDA	$136,713	$84,150	$(6,374)	$214,489
Capital expenditures (1)	$87,291	$(77,038)	$—	$10,253
For the three months ended March 31, 2017
External revenue	$328,610	$100,151	$1,357	$430,118
Intersegment revenue	$710	$175	$(885)	$—
Total revenue	$329,320	$100,326	$472	$430,118
EBITDA	$100,852	$83,063	$(12,146)	$171,769
Capital expenditures (1)	$65,667	$8,508	$—	$74,175

(1)	Capital expenditures are net of refunds and other receipts related to capital expenditures.

The following table reconciles total consolidated EBITDA to reported “Income before income taxes” in our accompanying condensed consolidated statements of operations and comprehensive income (loss):

	For the three months ended March 31,
	2018	2017
	(In thousands)
EBITDA	$214,489	$171,769
Interest income and expense, net	(53,034)	(53,996)
Depreciation and amortization	(133,718)	(112,220)
Net income attributable to noncontrolling interests	380	292
Income before income taxes	$28,117	$5,845

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market and nature of products and services.

Geographic Information

The following table disaggregates revenue from contracts with customers attributed to North America and other foreign locations as well as by segment, based on the location where the goods or services are provided.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
North America:
U.S.	$320,438	$90,741	$1,206	$412,385
Canada and Mexico	15,582	5,837	—	21,419
All other (1)	64,798	175	4,118	69,091
Total revenue	$400,818	$96,753	$5,324	$502,895

(1)	All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America, and the Middle East.

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
Equipment	$42,947	$—	$—	$42,947
Services	297,785	7,403	375	305,563
Design, development and construction services	16,176	—	—	16,176
Revenue from sales and services	356,908	7,403	375	364,686
Leasing income	43,910	89,350	4,949	138,209
Total revenue	$400,818	$96,753	$5,324	$502,895

Note 14.    Related Party Transactions

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, legal, internal audit, human resources, and information technology.  These services are intended to be provided at cost.  Effective March 2017, and as a result of the Share Exchange Agreement, we implemented a new methodology for determining the cost of these services. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $4.4 million and $5.0 million for the three months ended March 31, 2018 and 2017, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

We participate in certain of EchoStar’s shared services arrangements for its subsidiaries in the ordinary course of business, including arrangements for payroll, accounts payable and cash management. From time to time in connection with the processing of transactions under these arrangements, we may pay or receive amounts attributable to other domestic subsidiaries of EchoStar. We report net payments on behalf of other subsidiaries in “Advances to affiliates, net” within current assets and we report net receipts on behalf of other subsidiaries in “Advances from affiliates, net” within current liabilities in our

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

accompanying condensed consolidated balance sheets. No repayment schedule for these net advances has been determined.

EchoStar and certain of its subsidiaries have provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2021 and 2022. Advances under these agreements bear interest at annual rates ranging from one to three percent, subject to periodic adjustment based on the one-year U.S. LIBOR rate. We report amounts payable under these agreements in “Advances from affiliates” within noncurrent liabilities in our accompanying condensed consolidated balance sheets.

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

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for the EchoStar XXI and XXIII satellites through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd. EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In 2015 and 2016, we recorded additions to “Other noncurrent assets, net” and corresponding increases in “Additional paid-in capital” in our accompanying condensed consolidated balance sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect EOC’s funding of additional cash payments to the launch service provider. The EchoStar XXIII and the EchoStar XXI satellites were successfully launched in March 2017 and June 2017, respectively. We recorded decreases in “Other noncurrent assets, net” and “Additional paid-in capital” of $61.8 million and $83.3 million, respectively, representing the carrying amounts of the launch service contracts at the time of launch to reflect the consumption of the contracts’ economic benefits by EOC, the owner of the satellites.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not included in the Share Exchange and continue to be owned by one of our subsidiaries and are pledged as collateral to support our obligations under the indentures relating to our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Note”) and our 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes).

EchoStar Mobile Limited Service Agreements. Certain of our subsidiaries provide services to subsidiaries of EchoStar to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in “Services and other revenue - other” of $4.1 million and zero for the three months ended March 31, 2018 and 2017, respectively, related to these services.

DISH Network

Following the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain trusts established by Mr. Ergen for the benefit of his family.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In connection with and following both the Spin-off and the Share Exchange, EchoStar, we and certain other of EchoStar’s subsidiaries and DISH and certain of its subsidiaries entered into certain agreements pursuant to which we and EchoStar obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar; and we and DISH Network indemnify each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below or in our most recent Form 10-K), which varies depending on the nature of the products and services provided.

The following is a summary of the terms of our principal agreements with DISH Network that may have an impact on our financial condition and results of operations.

Services and other revenue — DISH Network

Satellite Capacity Leased to DISH Network. Since the Spin-off, we have entered into certain agreements to lease satellite capacity pursuant to which we provide satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, and the length of the service arrangements. The terms of each service arrangement is set forth below:

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction, described below in “Other agreements - DISH Network,” in March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. The term of each agreement to lease satellite capacity generally terminates upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. In December 2016, DISH Network renewed the agreement to lease satellite capacity relative to the EchoStar VII satellite for one year to June 2018. DISH Network has not renewed the agreement relative to the EchoStar VII satellite past such date.

EchoStar IX. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network leases satellite capacity from us on the EchoStar XII satellite. The term of the agreement to lease satellite capacity expired at the end of September 2017.

EchoStar XVI.  In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement for five-years to January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount.

Nimiq 5 Agreement. In September 2009, we entered into a fifteen-year agreement with Telesat Canada (“Telesat”) to lease satellite capacity from Telesat on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we also entered into an

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

agreement with DISH Network, pursuant to which DISH Network leases satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”).

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire in October 2019. Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite.

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement to lease satellite capacity with DISH Network, pursuant to which DISH Network leases satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we lease certain satellite capacity from DISH Network on five DBS transponders on the QuetzSat-1 satellite. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

Under the terms of our contractual arrangements with DISH Network, we began leasing satellite capacity to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue leasing such capacity through the remainder of the service term. Unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite, the initial service term will expire in November 2021. Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite.

103 Degree Orbital Location/SES-3. In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”). In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Spectrum Development Agreement and we exercised our right to terminate the 103 Spectrum Development Agreement.

In connection with the 103 Spectrum Development Agreement, in May 2012, we also entered into a ten-year agreement with Ciel pursuant to which we leased certain satellite capacity from Ciel on the SES-3 satellite at the 103 degree west longitude orbital location (the “Ciel 103 Agreement”). In June 2013, we and DISH Network entered into an agreement pursuant to which DISH Network leased certain satellite capacity from us on the SES-3 satellite (the “DISH 103 Agreement”). Under the terms of the DISH 103 Agreement, DISH Network made certain monthly payments to us through the service term. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Agreement and we exercised our right to terminate the Ciel 103 Agreement.

TT&C Agreement.  Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network for a period ending in December 2016 (the “TT&C Agreement”). In November 2016, we and DISH Network amended the TT&C Agreement to extend the term for one year through December 2017. In December 2017, we and DISH Network amended the TT&C Agreement to extend the term for one month through January 2018. In February 2018, we and DISH Network amended the TT&C Agreement to, among other things, extend the term through February 2023. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In connection with the Satellite and Tracking Stock Transaction, described below in “Other agreements - DISH Network,” in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite. Effective August 2016, we provide TT&C services to DISH Network for the EchoStar XVIII satellite.

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and the completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. (the “Hughes Acquisition”) on June 8, 2011, TerreStar and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022 and will not renew beyond May 2022 unless the parties enter into a new agreement or amend the existing agreement. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and our completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019, unless terminated by DBSD North America upon at least 21 days’ written notice to us, and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds (the “Grant Funds”). Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the Grant Funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.
General and administrative expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH agreed that DISH Network would continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”)_to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” The term of the Amended and Restated Professional Services Agreement is through January 2019 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. We generally may renew these collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

Other agreements — DISH Network

Satellite and Tracking Stock Transaction. In February 2014, we and EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and approximately $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, EchoStar and its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contains customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network have also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by EchoStar or DISH causes the transaction to be taxable to the other party after closing.

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes service and related equipment and other telecommunication services, and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the MSA, HNS and DNLLC make certain payments to each other relating to sales, upgrades, purchases and installation services. The MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. After the first anniversary, either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the MSA. We incurred sales incentives and other costs under the MSA totaling $8.7 million and zero for the three months ended March 31, 2018 and 2017, respectively.

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

Tax Sharing Agreement. Effective December 2007, EchoStar and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs EchoStar and DISH and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies EchoStar and its subsidiaries for such taxes.  However, DISH Network is not liable for and does not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar and its subsidiaries take or fail to take; or (iii) any action that EchoStar and its subsidiaries take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar and its subsidiaries will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

In light of the Tax Sharing Agreement, among other things, and in connection with EchoStar’s consolidated federal income tax returns for certain tax years prior to and for the year of the Spin-off, in September 2013, EchoStar and DISH Network agreed upon a supplemental allocation of the tax benefits arising from certain tax items resolved in the course of the IRS’s examination of EchoStar’s consolidated tax returns.  As a result, DISH Network agreed to pay EchoStar an amount that includes the federal tax benefit DISH received as a result of our operations.

Caltech. On October 1, 2013, Caltech Institute of Technology (“Caltech”) filed complaints against two of our subsidiaries, Hughes Communications, Inc. and HNS, as well as against DISH and certain of its subsidiaries, in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents. Caltech claimed that certain of our Hughes segment’s satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH and Caltech, in May 2016, Caltech dismissed with prejudice all of its claims in these actions.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our 43.7% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.6%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2018. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying condensed consolidated financial statements.

Dish Mexico

EchoStar owns 49.0% of an entity that provides direct-to-home satellite services in Mexico known as Dish Mexico, and we provide certain satellite services to Dish Mexico. We recognized revenue from sales of services we provided to Dish Mexico of approximately $5.8 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had trade accounts receivable from Dish Mexico of approximately $6.6 million and $7.6 million, respectively.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018 and December 31, 2017, we had trade accounts receivable from Deluxe of approximately $1.0 million and $1.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero for the three months ended March 31, 2017.

Global IP

In May 2017, one of our subsidiaries entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of our board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP. We recognized revenue of approximately $0.4 million and zero from Global IP under this agreement for the three months ended March 31, 2018 and 2017, respectively.

Note 15.    Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 2019 Senior Secured Notes and 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes”), which were issued on June 1, 2011, and our 2026 Senior Secured Notes and 6.625% Senior Unsecured Notes due 2016, which were issued on July 27, 2016 (the “2026 Senior Unsecured Notes” and together with the 2026 Senior Secured Notes, the “2026 Notes”).  See Note 10 for further information on the 2019 Senior Secured Notes, the 2021 Senior Unsecured Notes and the 2026 Notes.

In lieu of separate financial statements of the Guarantor Subsidiaries, accompanying condensed consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the accompanying

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

condensed balance sheet information, the accompanying condensed statement of operations and comprehensive income (loss) information and the accompanying condensed statement of cash flows information of HSS, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of HSS on a combined basis and the eliminations necessary to arrive at the corresponding information of HSS on a consolidated basis.

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

The accompanying condensed consolidating financial information presented below should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,700,804	$46,731	$28,294	$—	$1,775,829
Marketable investment securities, at fair value	622,839	708	—	—	623,547
Trade accounts receivable and contract assets, net	—	101,951	64,231	—	166,182
Trade accounts receivable - DISH Network, net	—	53,055	543	—	53,598
Inventory	—	57,145	28,850	—	85,995
Advances to affiliates, net	109,787	237,240	10,645	(248,959)	108,713
Other current assets	25	22,463	36,550	(109)	58,929
Total current assets	2,433,455	519,293	169,113	(249,068)	2,872,793
Property and equipment, net	—	2,432,825	293,799	—	2,726,624
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	54,924	—	—	54,924
Investments in unconsolidated entities	—	32,079	—	—	32,079
Investment in subsidiaries	3,203,354	222,567	—	(3,425,921)	—
Advances to affiliates	700	80,744	—	(81,444)	—
Deferred tax asset	120,969	—	4,452	(120,969)	4,452
Other noncurrent assets, net	—	225,343	14,634	—	239,977
Total assets	$5,758,478	$4,537,606	$481,998	$(3,877,402)	$6,900,680
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$88,294	$14,183	$—	$102,477
Trade accounts payable - DISH Network	—	2,826	—	—	2,826
Current portion of long-term debt and capital lease obligations	—	36,874	4,550	—	41,424
Advances from affiliates, net	—	187,138	62,444	(248,959)	623
Accrued expenses and other	58,700	128,551	41,579	(109)	228,721
Total current liabilities	58,700	443,683	122,756	(249,068)	376,071
Long-term debt and capital lease obligations, net	3,367,078	217,401	1,493	—	3,585,972
Deferred tax liabilities, net	—	570,403	979	(120,969)	450,413
Advances from affiliates	—	—	115,590	(81,444)	34,146
Other non-current liabilities	—	103,327	3,063	—	106,390
Total HSS shareholders’ equity (deficit)	2,332,700	3,202,792	223,129	(3,425,921)	2,332,700
Noncontrolling interests	—	—	14,988	—	14,988
Total liabilities and shareholders’ equity (deficit)	$5,758,478	$4,537,606	$481,998	$(3,877,402)	$6,900,680

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,746,878	$42,373	$33,310	$—	$1,822,561
Marketable investment securities, at fair value	454,500	1,102	—	—	455,602
Trade accounts receivable and contract assets, net	—	133,735	63,105	—	196,840
Trade accounts receivable - DISH Network, net	—	38,286	355	—	38,641
Inventory	—	59,711	23,884	—	83,595
Advances to affiliates, net	119,605	229,488	7,313	(241,548)	114,858
Other current assets	64	98,890	31,788	(401)	130,341
Total current assets	2,321,047	603,585	159,755	(241,949)	2,842,438
Property and equipment, net	—	2,459,703	293,395	—	2,753,098
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	58,582	—	—	58,582
Investments in unconsolidated entities	—	30,587	—	—	30,587
Investment in subsidiaries	3,260,790	204,208	—	(3,464,998)	—
Advances to affiliates	700	80,744	—	(81,444)	—
Deferred tax asset	110,546	—	3,700	(110,546)	3,700
Other noncurrent assets, net	—	185,839	13,275	—	199,114
Total assets	$5,693,083	$4,593,079	$470,125	$(3,898,937)	$6,857,350
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$82,300	$20,516	$—	$102,816
Trade accounts payable - DISH Network	—	3,769	—	—	3,769
Current portion of long-term debt and capital lease obligations	—	35,886	4,745	—	40,631
Advances from affiliates, net	—	185,161	56,864	(241,548)	477
Accrued expenses and other	43,518	145,362	46,748	(401)	235,227
Total current liabilities	43,518	452,478	128,873	(241,949)	382,920
Long-term debt and capital lease obligations, net	3,365,143	226,997	2,073	—	3,594,213
Deferred tax liabilities, net	—	549,217	960	(110,546)	439,631
Advances from affiliates	—	—	115,159	(81,444)	33,715
Other non-current liabilities	—	104,249	3,378	—	107,627
Total HSS shareholders’ equity (deficit)	2,284,422	3,260,138	204,860	(3,464,998)	2,284,422
Noncontrolling interests	—	—	14,822	—	14,822
Total liabilities and shareholders’ equity (deficit)	$5,693,083	$4,593,079	$470,125	$(3,898,937)	$6,857,350

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$100,087	$527	$—	$100,614
Services and other revenue - other	—	312,108	57,076	(9,850)	359,334
Equipment revenue - other	—	46,409	4,607	(8,069)	42,947
Total revenue	—	458,604	62,210	(17,919)	502,895
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	114,374	37,726	(9,397)	142,703
Cost of sales - equipment (exclusive of depreciation and amortization)	—	48,595	3,465	(8,037)	44,023
Selling, general and administrative expenses	—	83,392	11,743	(485)	94,650
Research and development expenses	—	7,137	—	—	7,137
Depreciation and amortization	—	121,339	12,379	—	133,718
Total costs and expenses	—	374,837	65,313	(17,919)	422,231
Operating income	—	83,767	(3,103)	—	80,664
Other income (expense):
Interest income	10,761	316	501	(199)	11,379
Interest expense, net of amounts capitalized	(57,445)	(6,956)	(211)	199	(64,413)
Gains (losses) on investments, net	—	(392)	—	—	(392)
Equity in earnings of unconsolidated affiliate	—	1,492	—	—	1,492
Equity in earnings (losses) of subsidiaries, net	56,259	(3,697)	—	(52,562)	—
Other, net	3	(97)	(519)	—	(613)
Total other income (expense), net	9,578	(9,334)	(229)	(52,562)	(52,547)
Income (loss) before income taxes	9,578	74,433	(3,332)	(52,562)	28,117
Income tax benefit (provision)	10,423	(18,084)	(75)	—	(7,736)
Net income (loss)	20,001	56,349	(3,407)	(52,562)	20,381
Less: Net income attributable to noncontrolling interests	—	—	380	—	380
Net income (loss) attributable to HSS	$20,001	$56,349	$(3,787)	$(52,562)	$20,001
Comprehensive income (loss):
Net income (loss)	$20,001	$56,349	$(3,407)	$(52,562)	$20,381
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,900	—	1,900
Unrealized losses on available-for-sale securities and other	(311)	—	(100)	—	(411)
Equity in other comprehensive income (loss) of subsidiaries, net	2,014	2,014	—	(4,028)	—
Total other comprehensive income (loss), net of tax	1,703	2,014	1,800	(4,028)	1,489
Comprehensive income (loss)	21,704	58,363	(1,607)	(56,590)	21,870
Less: Comprehensive income attributable to noncontrolling interests	—	—	166	—	166
Comprehensive income (loss) attributable to HSS	$21,704	$58,363	$(1,773)	$(56,590)	$21,704

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$111,304	$186	$—	$111,490
Services and other revenue - other	—	241,372	34,363	(5,512)	270,223
Equipment revenue - other	—	51,235	4,677	(7,507)	48,405
Total revenue	—	403,911	39,226	(13,019)	430,118
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	106,544	29,710	(5,355)	130,899
Cost of sales - equipment (exclusive of depreciation and amortization)	—	47,812	3,274	(6,860)	44,226
Selling, general and administrative expenses	—	65,685	9,497	(804)	74,378
Research and development expenses	—	7,705	—	—	7,705
Depreciation and amortization	—	105,447	6,773	—	112,220
Total costs and expenses	—	333,193	49,254	(13,019)	369,428
Operating income	—	70,718	(10,028)	—	60,690
Other income (expense):
Interest income	5,490	202	348	(199)	5,841
Interest expense, net of amounts capitalized	(57,299)	(3,222)	485	199	(59,837)
Gains on investments, net	—	91	—	—	91
Other-than-temporary impairment loss on available-for-sale securities	—	(3,298)	—	—	(3,298)
Equity in earnings of unconsolidated affiliate	—	1,711	—	—	1,711
Equity in earnings (losses) of subsidiaries, net	41,859	(6,201)	—	(35,658)	—
Other, net	—	(138)	785	—	647
Total other income (expense), net	(9,950)	(10,855)	1,618	(35,658)	(54,845)
Income (loss) before income taxes	(9,950)	59,863	(8,410)	(35,658)	5,845
Income tax benefit (provision)	19,085	(17,856)	2,353	—	3,582
Net income (loss)	9,135	42,007	(6,057)	(35,658)	9,427
Less: Net income attributable to noncontrolling interests	—	—	292	—	292
Net income (loss) attributable to HSS	$9,135	$42,007	$(6,349)	$(35,658)	$9,135
Comprehensive income (loss):
Net income (loss)	$9,135	$42,007	$(6,057)	$(35,658)	$9,427
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	12,121	—	12,121
Unrealized gains (losses) on available-for-sale securities and other	(27)	(1,574)	101	—	(1,500)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	—	3,298	—	—	3,298
Equity in other comprehensive income (loss) of subsidiaries, net	13,946	12,222	—	(26,168)	—
Total other comprehensive income (loss), net of tax	13,919	13,946	12,222	(26,168)	13,919
Comprehensive income (loss)	23,054	55,953	6,165	(61,826)	23,346
Less: Comprehensive income attributable to noncontrolling interests	—	—	292	—	292
Comprehensive income (loss) attributable to HSS	$23,054	$55,953	$5,873	$(61,826)	$23,054

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$20,001	$56,349	$(3,407)	$(52,562)	$20,381
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(57,327)	127,889	(1,102)	52,562	122,022
Net cash flows from operating activities	(37,326)	184,238	(4,509)	—	142,403
Cash flows from investing activities:
Purchases of marketable investment securities	(358,543)	—	—	—	(358,543)
Sales and maturities of marketable investment securities	197,686	—	—	—	197,686
Expenditures for property and equipment	—	(76,974)	(10,803)	—	(87,777)
Refunds and other receipts related to capital expenditures	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(7,148)	—	—	(7,148)
Payment for satellite launch services	—	—	(7,125)	—	(7,125)
Distributions (contributions) and advances from (to) subsidiaries, net	144,984	(18,425)	—	(126,559)	—
Net cash flows from investing activities	(15,873)	(25,023)	(17,928)	(126,559)	(185,383)
Cash flows from financing activities:
Contributions (distributions) and advances (to) from parent, net	—	(144,984)	18,425	126,559	—
Repayment of debt and capital lease obligations	—	(8,608)	(760)	—	(9,368)
Capital contribution from EchoStar	7,125	—	—	—	7,125
Other, net	—	(1,265)	—	—	(1,265)
Net cash flows from financing activities	7,125	(154,857)	17,665	126,559	(3,508)
Effect of exchange rates on cash and cash equivalents	—	—	(249)	—	(249)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(46,074)	4,358	(5,021)	—	(46,737)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,700,804	$46,731	$29,082	$—	$1,776,617

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,135	$42,007	$(6,057)	$(35,658)	$9,427
Adjustments to reconcile net income (loss) to net cash flows from operating activities	11,863	27,173	7,956	35,658	82,650
Net cash flows from operating activities	20,998	69,180	1,899	—	92,077
Cash flows from investing activities:
Sales and maturities of marketable investment securities	91,747	—	—	—	91,747
Expenditures for property and equipment	—	(53,634)	(20,541)	—	(74,175)
Expenditures for externally marketed software	—	(10,832)	—	—	(10,832)
Investment in subsidiary	(24,500)	(27,500)	—	52,000	—
Net cash flows from investing activities	67,247	(91,966)	(20,541)	52,000	6,740
Cash flows from financing activities:
Proceeds from capital contributions from parent	—	24,500	27,500	(52,000)	—
Repayment of debt and capital lease obligations	—	(7,717)	(412)	—	(8,129)
Other, net	600	(1,853)	82	—	(1,171)
Net cash flows from financing activities	600	14,930	27,170	(52,000)	(9,300)
Effect of exchange rates on cash and cash equivalents	—	—	689	—	689
Net increase (decrease) in cash and cash equivalents, including restricted amounts	88,845	(7,856)	9,217	—	90,206
Cash and cash equivalents, including restricted amounts, beginning of period	1,991,949	53,905	25,833	—	2,071,687
Cash and cash equivalents, including restricted amounts, end of period	$2,080,794	$46,049	$35,050	$—	$2,161,893

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States (“U.S.”) dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K (“Form 10-K) for the year ended December 31, 2017.  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services, and various communications solutions for aeronautical, enterprise and government customers. We primarily operate in two business segments, which are differentiated primarily by their operational focus: Hughes and EchoStar Satellite Services (“ESS”). These segments are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

On January 31, 2017, EchoStar and certain of its and our subsidiaries, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). EchoStar’s former EchoStar Technologies businesses designed, developed, distributed secure end-to-end video technology solutions (including digital set-top boxes and related products and technology), primarily for satellite television (“TV”) service providers and telecommunication companies, and provided digital broadcast operations (including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in “Corporate and Other” in our segment reporting.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

Consolidated Results of Operations for the three months ended March 31, 2018

•	Revenue of $502.9 million

•	Operating income of $80.7 million

•	Net income of $20.4 million

•	Net income attributable to HSS of $20.0 million

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $214.5 million (see reconciliation of this non-GAAP measure on page 49)

Consolidated Financial Condition as of March 31, 2018

•	Total assets of $6.90 billion

•	Total liabilities of $4.55 billion

•	Total shareholders’ equity of $2.35 billion

•	Cash, cash equivalents and current marketable investment securities of $2.40 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband internet services to home and small office customers and broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to consumers, aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. The growth of our enterprise businesses, including aeronautical, relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth.

The Hughes segment currently uses capacity from our three satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite, and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. In December 2016, EchoStar launched the EchoStar XIX satellite, a high throughput geostationary satellite employing a multi-spot beam, bent pipe Ka-band architecture. The EchoStar XIX satellite provides capacity for: (i) consumer subscriber growth; (ii) the Hughes broadband services to our customers in North America; (iii) certain Central and South American countries; and (iv) aeronautical and enterprise broadband services. While new satellite launches are expected to provide additional capacity for subscriber growth, we also manage subscriber growth across our existing satellite platform. EchoStar contributed the EchoStar XIX satellite to us in February 2017.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of EchoStar XXIV, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted us authorization to construct, deploy, and operate the EchoStar XXIV satellite to provide fixed satellite services throughout North, South, and Central America. Capital expenditures associated with the construction and launch of this satellite are included in “Corporate and Other” in EchoStar’s segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “MSA”). Pursuant to the MSA, DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

satellite internet service (“Hughes service”) and related equipment and other telecommunication services, and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the MSA, we have not earned and do not expect to earn significant equipment revenue from our distribution agreement with dishNET Satellite Broadband L.L.C. (“dishNET”), a wholly-owned subsidiary of DISH, in the future. We expect churn in the existing wholesale subscribers to continue to reduce “Services and other revenue – DISH Network” in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, a subsidiary of EchoStar made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. In November 2017, we began the production of OneWeb’s ground network system equipment and delivered an initial operational gateway in the first quarter of 2018. We expect to deliver additional equipment to OneWeb in the second half of 2018 and thereafter.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite, which was launched in March 2016. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements pursuant to which affiliates of Telesat Canada (“Telesat”) will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location. We expect the satellite to be launched in the second quarter of 2018 and to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. During the third quarter of 2017, we began to provide consumer satellite broadband service in Colombia and we expect to launch similar services in various other Central and South American countries in 2018.

As of March 31, 2018 and December 31, 2017, our Hughes segment had approximately 1,267,000 and 1,208,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services in North and South America through retail, wholesale and small/medium enterprise service channels. Our gross subscriber additions for the first quarter of 2018 decreased by approximately 6,700 compared to the fourth quarter of 2017. Our average monthly subscriber churn percentage for the first quarter of 2018 decreased compared to the fourth quarter of 2017.  The total net subscriber additions were approximately 59,000 for the quarter ended March 31, 2018 compared to approximately 68,000 for the quarter ended December 31, 2017. The decrease in the net subscriber additions was primarily due to lower gross subscriber additions during the first quarter of 2018 compared to the fourth quarter of 2017.

 As of March 31, 2018 and December 31, 2017, our Hughes segment had approximately $1.59 billion and $1.62 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is a global provider of satellite service operations and video delivery services. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue growth in our ESS segment depends largely on our ability to continuously make satellite capacity available for sale. We provide satellite service operations and video delivery services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture that EchoStar entered into in 2008 (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, programmers, and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EchoStar VII satellite expires in June 2018. DISH Network has not renewed the agreement past such date which may have a significant impact on our operating results in the future.

In August 2014, we entered into: (i) a contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-, Ku- and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. (“SES”) pursuant to which we transferred the title to the payloads to two affiliates of SES. We retained the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The EchoStar 105/SES-11 satellite was launched in October 2017 and placed into service in November 2017 at the 105 degree west longitude orbital location. Our Ku-band payload on the EchoStar 105/SES-11 satellite replaced and augments the capacity we had on the AMC-15 satellite, resulting in additional sales capacity. We transferred activities from the AMC-15 satellite to the EchoStar 105/SES-11 satellite in the fourth quarter of 2017 and our agreement for satellite services on certain transponders on the AMC-15 satellite terminated according to its terms in December 2017.

We are pursuing expanding our business offerings by providing value added services such as telemetry, tracking, and control (“TT&C”) services to third parties, which leverage the ground monitoring networks and personnel currently within our ESS segment.

As of March 31, 2018 and December 31, 2017, our ESS segment had contracted revenue backlog, including lease revenue attributable to satellites currently in orbit of approximately $1.07 billion and $1.16 billion, respectively.

New Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons, and High Altitude Platform Systems are playing significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment and commerce in North America and internationally for consumers, as well as aeronautical, enterprise and government customers. We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business.

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

Cybersecurity

As a global provider of satellite technologies and services, internet services and communications equipment and networks, we may be prone to more targeted and persistent levels of cyber-attacks than other businesses. These risks may be more prevalent as we expand our business into other areas of the world outside of North America, some of which are still developing mature cybersecurity infrastructures. Detecting, deterring, preventing and mitigating incidents caused by hackers and other parties may result in significant costs to us and may expose our customers to financial or other harm, potentially significantly increasing our liability.

We treat cybersecurity risk seriously and are focused on maintaining the security of our and our partners’ systems, networks, technologies and data. We regularly review and revise our relevant policies and procedures, invest in and maintain internal resources, personnel and systems and review, modify and supplement our defenses through the use of various services, programs and outside vendors. EchoStar also maintains agreements with third party vendors and experts to assist in our remediation and mitigation efforts if we experience or identify a material incident or threat. In addition, senior management and the Audit Committee of EchoStar’s Board of Directors are regularly briefed on cybersecurity matters.

We are not aware of any cyber-attacks with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

during the three months ended March 31, 2018. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$100,614	$111,490	$(10,876)	(9.8)
Services and other revenue - other	359,334	270,223	89,111	33.0
Equipment revenue	42,947	48,405	(5,458)	(11.3)
Total revenue	502,895	430,118	72,777	16.9
Costs and expenses:
Cost of sales - services and other	142,703	130,899	11,804	9.0
% of total services and other revenue	31.0%	34.3%
Cost of sales - equipment	44,023	44,226	(203)	(0.5)
% of total equipment revenue	102.5%	91.4%
Selling, general and administrative expenses	94,650	74,378	20,272	27.3
% of total revenue	18.8%	17.3%
Research and development expenses	7,137	7,705	(568)	(7.4)
% of total revenue	1.4%	1.8%
Depreciation and amortization	133,718	112,220	21,498	19.2
Total costs and expenses	422,231	369,428	52,803	14.3
Operating income	80,664	60,690	19,974	32.9

Other income (expense):
Interest income	11,379	5,841	5,538	94.8
Interest expense, net of amounts capitalized	(64,413)	(59,837)	(4,576)	7.6
Losses and impairment on investments, net	(392)	(3,207)	2,815	(87.8)
Other, net	879	2,358	(1,479)	(62.7)
Total other expense, net	(52,547)	(54,845)	2,298	(4.2)
Income before income taxes	28,117	5,845	22,272	*
Income tax benefit (provision)	(7,736)	3,582	(11,318)	*
Net income	20,381	9,427	10,954	*
Less: Net income attributable to noncontrolling interests	380	292	88	30.1
Net income attributable to HSS	$20,001	$9,135	$10,866	*

Other data:
EBITDA (2)	$214,489	$171,769	$42,720	24.9
Subscribers, end of period	1,267,000	1,043,000	224,000	21.5
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 52 and 53 under the heading “Explanation of Key Metrics and Other Items.”

(2)
A reconciliation of EBITDA to “Net income,” the most directly comparable generally accepted accounting principles (“GAAP”) measure in the accompanying financial statements, is included on page 49. For further information on our use of EBITDA see “Explanation of Key Metrics and Other Items” on page 52.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” totaled $100.6 million for the three months ended March 31, 2018, a decrease of $10.9 million or 9.8%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the three months ended March 31, 2018 decreased by $8.7 million, or 37.1%, to $14.7 million compared to the same period in 2017.  The decrease was primarily attributable to a decrease in wholesale consumer broadband subscribers.

Services and other revenue - DISH Network from our ESS segment for the three months ended March 31, 2018 decreased by $3.2 million, or 3.7%, to $84.0 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $2.7 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $1.2 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network

Services and other revenue — other.  “Services and other revenue — other” totaled $359.3 million for the three months ended March 31, 2018, an increase of $$89.1 million, or 33.0%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2018 increased by $85.5 million, or 33.2%, to $343.2 million compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services of $68.3 million to our consumer customers and $15.5 million to our enterprise customers.

Services and other revenue - other from our ESS segment for the three months ended March 31, 2018 decreased by $0.4 million, or 2.8%, to $12.8 million compared to the same period in 2017.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  “Equipment revenue” totaled $42.9 million for the three months ended March 31, 2018, a decrease of $5.5 million or 11.3%, compared to the same period in 2017 primarily from our Hughes segment.  The decrease was mainly due to a decrease of $5.0 million in hardware sales to our enterprise customers.

Cost of sales — services and other.  “Cost of sales — services and other” totaled $142.7 million for the three months ended March 31, 2018, an increase of $11.8 million or 9.0%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the three months ended March 31, 2018 increased by $16.1 million, or 14.0%, to $131.1 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the three months ended March 31, 2018 decreased by $4.8 million, or 30.2%, to $11.1 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $94.7 million for the three months ended March 31, 2018, an increase of $20.3 million or 27.3%, compared to the same period in 2017. The increase was primarily due to higher marketing and promotional costs from our Hughes segment of $19.6 million mainly associated with our consumer business.

Depreciation and amortization.  “Depreciation and amortization” expenses totaled $133.7 million for the three months ended March 31, 2018, an increase of $21.5 million or 19.2%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of: (i) $12.9 million relating to our customer rental equipment, (ii) $8.1 million relating to the EchoStar XIX and EchoStar 105/SES-11 satellites that were placed into service in the first and fourth quarters of 2017, (iii) $4.1 million relating to machinery and equipment and (iv) an increase of 2.1 million in amortization expense relating to the development of externally marketed software. The increases were partially offset by a decrease of $4.5 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  “Interest income” totaled $11.4 million for the three months ended March 31, 2018, an increase of $5.5 million or 94.8%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  “Interest expense, net of amounts capitalized” totaled $64.4 million for the three months ended March 31, 2018, an increase of $4.6 million or 7.6%, compared to the same period in 2017.  The increase was primarily due to a decrease of $5.2 million in capitalized interest relating to the EchoStar XIX and EchoStar 105/SES-11 satellites that were placed into service in the first and fourth quarters of 2017, respectively.

Losses and impairments on investments, net. “Losses and impairments on investments, net” totaled $0.4 million in losses for the three months ended March 31, 2018, a decrease of $2.8 million or 87.8%, compared to the same period in 2017.  The decrease in losses was primarily due to an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in 2017, compared to a $0.4 million unrealized loss on an equity security in 2018.

Other, net.  “Other, net” totaled $0.9 million in income for the three months ended March 31, 2018, a decrease of $1.5 million or 62.7%, compared to the same period in 2017. The decrease was primarily related to an unfavorable foreign exchange impact in the first quarter of 2018 compared to the same period in 2017.

Income tax benefit (provision).  Income tax expense was $7.7 million for the three months ended March 31, 2018 compared to an income tax benefit of $3.6 million for the three months ended March 31, 2017. Our effective income tax rate was 27.5% and (61.3)% for the three months ended March 31, 2018 and 2017, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, and the increase in our valuation allowance associated with certain foreign losses. For the three months ended March 31, 2017, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.

Net income attributable to HSS.  “Net income attributable to HSS” was $20.0 million for the three months ended March 31, 2018, an increase of $10.9 million, compared to the same period in 2017.  The increase was primarily due to an increase in operating income, including depreciation and amortization, of $20.0 million and an increase in interest income of $5.5 million. These increases were partially offset by an increase of $11.3 million in income tax expense and an increase of $4.6 million in interest expense, net of amounts capitalized.

EBITDA.  EBITDA was $214.5 million for the three months ended March 31, 2018, an increase of $42.7 million or 24.9%, compared to the same period in 2017. The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $41.5 million. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.

The following table reconciles EBITDA to Net income, the most directly comparable GAAP measure in the accompanying financial statements.

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$20,381	$9,427	$10,954	*

Interest income and expense, net	53,034	53,996	(962)	(1.8)
Income tax provision (benefit)	7,736	(3,582)	11,318	*
Depreciation and amortization	133,718	112,220	21,498	19.2
Net income attributable to noncontrolling interests	(380)	(292)	(88)	30.1
EBITDA	$214,489	$171,769	$42,720	24.9
*    Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2018
Total revenue	$400,818	$96,753	$5,324	$502,895
Capital expenditures (1)	$87,291	$(77,038)	$—	$10,253
EBITDA	$136,713	$84,150	$(6,374)	$214,489
For the three months ended March 31, 2017
Total revenue	$329,320	$100,326	$472	$430,118
Capital expenditures	$65,667	$8,508	$—	$74,175
EBITDA	$100,852	$83,063	$(12,146)	$171,769

(1)	Capital expenditures are net of refunds and other receipts related to capital expenditures.

Hughes Segment

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$400,818	$329,320	$71,498	21.7
Capital expenditures	$87,291	$65,667	$21,624	32.9
EBITDA	$136,713	$100,852	$35,861	35.6

Revenue

Hughes segment total revenue for the three months ended March 31, 2018 increased by $71.5 million, or 21.7%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services of: (i) $68.3 million to our consumer customers and (ii) $15.5 million to our enterprise customers. The increase was partially offset by a decrease of: (i) $8.7 million in sales of broadband services to DISH Network and (ii) $5.0 million in sales of broadband equipment to our enterprise customers.

Capital Expenditures

Hughes segment capital expenditures for the three months ended March 31, 2018 increased by $21.6 million, or 32.9%, compared to the same period in 2017, primarily due to increases in capital expenditures relating to our consumer business of $32.0 million and our enterprise business of $4.3 million. The increases were partially offset by a decrease of $15.2 million in capital expenditures associated with our EUTELSAT 65W, Telesat T19V, EchoStar XIX, and EchoStar XXI satellites.

EBITDA

Hughes segment EBITDA for the three months ended March 31, 2018 was $136.7 million, an increase of $35.9 million, or 35.6%, compared to the same period in 2017.  The increase was primarily due to an increase of $55.4 million in gross margin and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in the first quarter of 2017. The increase was partially offset by higher marketing and promotional costs of $19.6 million mainly associated with our consumer business and an unfavorable foreign exchange impact of $1.3 million in the first quarter of 2018 compared to the same period in 2017.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

ESS Segment

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$96,753	$100,326	$(3,573)	(3.6)
Capital expenditures (1)	$(77,038)	$8,508	$(85,546)	*
EBITDA	$84,150	$83,063	$1,087	1.3
* Percentage is not meaningful.

(1)	Capital expenditures are net of refunds and other receipts related to capital expenditures.

Revenue

ESS segment total revenue for the three months ended March 31, 2018 decreased by $3.6 million, or 3.6%, compared to the same period in 2017. The decrease was attributable to revenue reduction of (i) $2.7 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $1.2 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Capital Expenditures

ESS segment capital expenditures for the three months ended March 31, 2018 decreased by $85.5 million compared to the same period in 2017, primarily reflect a reimbursement of $77.5 million related to the EchoStar 105/SES-11 satellite.

EBITDA

ESS segment EBITDA for the three months ended March 31, 2018 was $84.2 million, an increase of $1.1 million, or 1.3%, compared to the same period in 2017.  The increase was primarily due to a decrease in satellite services costs of $4.8 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017. The increase in EBITDA was partially offset by the decrease in ESS segment total revenue of $3.6 million in the first quarter of 2018 compared to the same period in 2017.

Corporate and Other

Corporate and Other is comprised of various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) as well as other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities and gains or losses from certain of our investments. This also includes all intercompany eliminations.

	For the three months ended March 31,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$5,324	$472	$4,852	*
Capital expenditures	$—	$—	$—	*
EBITDA	$(6,374)	$(12,146)	$5,772	(47.5)
* Percentage is not meaningful.

EBITDA

For the three months ended March 31, 2018, Corporate and Other EBITDA was a loss of $6.4 million, an increase of $5.8 million, or 47.5%, compared to the same period in 2017.  The change in EBITDA was primarily due to an increase in operating income, excluding depreciation and amortization, of $6.0 million.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue — DISH Network.  “Services and other revenue — DISH Network” primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network.  “Services and other revenue — DISH Network” also includes subscriber wholesale service fees for the Hughes service sold to dishNET.

Services and other revenue — other.  “Services and other revenue— other” primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  “Services and other revenue — other” also includes revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Equipment revenue.  “Equipment revenue” primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets and sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales — services and other.  “Cost of sales — services and other” primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  “Cost of sales — services and other” also includes the costs associated with satellite and transponder leases and services, TT&C, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Cost of sales — equipment.  “Cost of sales — equipment” consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network. “Cost of sales - equipment” also includes certain other costs associated with the deployment of equipment to our customers.

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

Losses and impairment on investments, net. “Losses and impairment on investments, net” primarily includes changes in fair value of our marketable equity securities and may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, and adjustments to the carrying amount of investments in unconsolidated entities resulting from impairments and observable price changes.

Other, net.  “Other, net” primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, equity in earnings of unconsolidated affiliates, and other non-operating income or expense items that are not appropriately classified elsewhere in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

EBITDA. EBITDA is defined as “Net income (loss)” excluding “Interest income and expense, net,” “Income tax provision (benefit), net,” “Depreciation and amortization,” and “Net income (loss) attributable to noncontrolling interests.”  EBITDA is not a measure determined in accordance with GAAP.  This non-GAAP measure is reconciled to “Net income (loss)” in our discussion of “Results of Operations” above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP.  EBITDA is used by our management as a

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

Subscribers.  “Subscribers” include customers that subscribe to our Hughes segment’s HughesNet broadband services, through retail, wholesale and small/medium enterprise service channels.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting, and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 12 “Commitments and Contingencies — Litigation” in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors.  Except as provided below, for the three months ended March 31, 2018, there were no material changes in our risk factors as previously disclosure.

New tariffs and/or other developments with respect to trade policies, trade agreements, tariffs and government regulations could have a material adverse impact on our business, financial condition and results of operations.

We source certain of our products from manufacturers located outside of the United States, including China. Developments with respect to trade policies, trade agreements, tariffs and government regulations, including without limitation the imposition of new tariffs on imports by the U.S. government and/or retaliatory tariffs imposed on American products by foreign countries, could materially increase the cost of certain products that we source from foreign manufacturers, impact or limit the availability of such products from manufacturers and/or require us to change our manufacturers for such products, which could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to financial and reputational damage to our business by cybersecurity incidents.

We and third parties with whom we work face a constantly developing landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyber-attacks, including but not limited to the use of stolen access credentials, social engineering, malware, ransomware, phishing, insider threats, structured query language injection attacks and distributed denial-of-service attacks. Cybersecurity incidents such as these have increased significantly in quantity and severity and are expected to continue to increase. Additionally, the risk of cyber-attacks and compromises may increase as we expand our business into other areas of the world outside of North America, some of which are still developing mature cybersecurity infrastructures. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•
remediation costs, such as liability for stolen assets or information, repairs of system damage, and/or incentives to customers or business partners in an effort to maintain relationships after an attack;

•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

•	increased liability due to financial or other harm inflicted on our partners;

•	lost revenues resulting from attacks on our satellites or technology, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including regulatory actions by state, federal and international regulators; and

•	loss of reputation.

Our business is subject to varying degrees of regulation that include programs designed to review our protections against cybersecurity incidents. If is it determined that our systems do not reasonably protect our partners’ assets and data and/or that we have violated these regulations, we could be subject to enforcement activity and sanctions.

We regularly review and revise our internal cybersecurity policies and procedures, invest in and maintain an internal cybersecurity team and systems and software to detect, deter, prevent and/or mitigate cyber-attacks and review, modify and supplement our defenses through the use of various services, programs and outside vendors. It is impossible, however, for us to know when or if any particular cyber-attack may arise or the impact on our business and operations of any such incident. We expect to continue to incur increasing costs in preparing our infrastructure and maintaining it to resist any such attacks. There can be no assurance that we can successfully detect, deter, prevent or mitigate the effects of cyber-attacks, any of which could have a material adverse effect on our business, costs, operations, prospects, results of operation or financial position.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

On May 10, 2018, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended March 31, 2018. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

Item 6.         EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 10, 2018 issued by EchoStar Corporation regarding financial results for the quarter ended March 31, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 10, 2018	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)