Form 10-Q
period 2018-06-30
Hughes Satellite Systems Corp
filed 2018-08-07
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of July 31, 2018, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of material malfunction on one or more of our satellites, risks resulting from delays or failures of launches of our satellites and potentially missing our regulatory milestones, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;

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

•
risk related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States (“U.S.”) dollar, economic instability and political disturbances.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Narrative Analysis of Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	June 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,509,238	$1,822,561
Marketable investment securities, at fair value	993,126	455,602
Trade accounts receivable and contract assets, net (Note 3)	186,956	196,840
Trade accounts receivable - DISH Network, net	25,703	38,641
Inventory	81,388	83,595
Prepaids and deposits	44,038	38,797
Advances to affiliates, net	103,631	114,858
Other current assets	15,887	91,544
Total current assets	2,959,967	2,842,438
Noncurrent assets:
Property and equipment, net	2,642,664	2,753,098
Regulatory authorizations	465,658	465,658
Goodwill	504,173	504,173
Other intangible assets, net of accumulated amortization of $300,133 and $292,835, respectively	51,267	58,582
Investments in unconsolidated entities	28,317	30,587
Other noncurrent assets, net	247,902	202,814
Total noncurrent assets	3,939,981	4,014,912
Total assets	$6,899,948	$6,857,350
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$97,116	$102,816
Trade accounts payable - DISH Network	445	3,769
Current portion of long-term debt and capital lease obligations	1,028,119	40,631
Advances from affiliates, net	771	477
Contract liabilities	72,776	65,959
Accrued interest	45,602	46,834
Accrued compensation	32,680	36,924
Accrued taxes	9,142	8,198
Accrued expenses and other	60,990	77,312
Total current liabilities	1,347,641	382,920
Noncurrent liabilities:
Long-term debt and capital lease obligations, net	2,592,174	3,594,213
Deferred tax liabilities, net	464,722	439,631
Advances from affiliates	33,525	33,715
Other noncurrent liabilities	104,289	107,627
Total noncurrent liabilities	3,194,710	4,175,186
Total liabilities	4,542,351	4,558,106
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding at each of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at June 30, 2018 and 1,000 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	1,764,131	1,754,561
Accumulated other comprehensive loss	(82,089)	(52,822)
Accumulated earnings	660,690	582,683
Total HSS shareholders’ equity	2,342,732	2,284,422
Noncontrolling interests	14,865	14,822
Total shareholders’ equity	2,357,597	2,299,244
Total liabilities and shareholders’ equity	$6,899,948	$6,857,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue:
Services and other revenue - DISH Network	$97,140	$110,921	$197,754	$222,411
Services and other revenue - other	380,115	285,055	739,449	555,278
Equipment revenue	50,341	66,289	93,288	114,694
Total revenue	527,596	462,265	1,030,491	892,383

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	150,223	137,274	297,878	271,578
Cost of sales - equipment (exclusive of depreciation and amortization)	41,865	53,662	80,936	94,483
Selling, general and administrative expenses	93,375	86,115	188,025	160,493
Research and development expenses	6,647	7,437	13,784	15,142
Depreciation and amortization	136,708	124,743	270,426	236,963
Total costs and expenses	428,818	409,231	851,049	778,659
Operating income	98,778	53,034	179,442	113,724

Other income (expense):
Interest income	14,286	7,086	25,665	12,927
Interest expense, net of amounts capitalized	(64,122)	(61,376)	(128,535)	(121,213)
Gains (losses) on investments, net	509	1,632	117	(1,575)
Equity in earnings of unconsolidated affiliate	1,238	1,639	2,730	3,350
Other, net	467	(2,222)	(146)	(1,575)
Total other expense, net	(47,622)	(53,241)	(100,169)	(108,086)
Income (loss) before income taxes	51,156	(207)	79,273	5,638
Income tax benefit (provision)	(10,463)	509	(18,199)	4,091
Net income	40,693	302	61,074	9,729
Less: Net income attributable to noncontrolling interests	462	182	842	474
Net income attributable to HSS	$40,231	$120	$60,232	$9,255

Comprehensive income:
Net income	$40,693	$302	$61,074	$9,729
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(32,314)	(6,736)	(30,414)	5,385
Unrealized gains (losses) on available-for-sale securities and other	329	(11)	(82)	(1,511)
Realized gains on available-for-sale securities in net income	(3)	—	(3)	—
Other-than-temporary impairment loss on available-for-sale securities in net income	—	—	—	3,298
Total other comprehensive income (loss), net of tax	(31,988)	(6,747)	(30,499)	7,172
Comprehensive income (loss)	8,705	(6,445)	30,575	16,901
Less: Comprehensive income (loss) attributable to noncontrolling interests	(123)	182	43	474
Comprehensive income (loss) attributable to HSS	$8,828	$(6,627)	$30,532	$16,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, January 1, 2017	$1,516,199	$(60,719)	$286,713	$12,830	$1,755,023
Stock-based compensation	2,480	—	—	—	2,480
Transfer of launch service contracts to EchoStar	(145,114)	—	—	—	(145,114)
Contribution of EchoStar XIX satellite, net of deferred tax	369,263	—	—	—	369,263
Contribution of noncash net assets pursuant to Share Exchange Agreement (Note 1)	219,662	—	—	—	219,662
Exchange of noncash net assets for HSS Tracking Stock (Note 1)	(190,221)	—	—	—	(190,221)
Net Income	—	—	9,255	474	9,729
Foreign currency translation adjustment	—	5,385	—	—	5,385
Unrealized gains (losses) on available-for-sale securities, net	—	1,762	—	—	1,762
Other	(127)	25	—	—	(102)
Balance, June 30, 2017	$1,772,142	$(53,547)	$295,968	$13,304	$2,027,867

Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of adoption of ASU 2014-09 and ASU 2016-01 as of January 1, 2018 (Note 2)	—	433	17,775	—	18,208
Balance, January 1, 2018	1,754,561	(52,389)	600,458	14,822	2,317,452
Stock-based compensation	2,683	—	—	—	2,683
Capital contribution from EchoStar Corporation	7,125	—	—	—	7,125
Net income	—	—	60,232	842	61,074
Foreign currency translation adjustment	—	(29,615)	—	(799)	(30,414)
Unrealized gains (losses) on available-for-sale securities, net	—	156	—	—	156
Other	(238)	(241)	—	—	(479)
Balance, June 30, 2018	$1,764,131	$(82,089)	$660,690	$14,865	$2,357,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$61,074	$9,729
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	270,426	236,963
Equity in earnings of unconsolidated affiliate	(2,730)	(3,350)
Amortization of debt issuance costs	3,905	3,617
Losses (gains) on investments, net	(114)	1,575
Stock-based compensation	2,683	2,480
Deferred tax (benefit) provision	16,742	(6,683)
Dividends received from unconsolidated entity	5,000	7,500
Proceeds from sale of trading securities	—	8,922
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(3,061)	(8,286)
Advances to and from affiliates, net	8,842	(3,242)
Trade accounts receivable - DISH Network	12,938	(29,306)
Inventory	238	(28,411)
Other current assets	(5,829)	(1,710)
Trade accounts payable	3,348	2,441
Trade accounts payable - DISH Network	(3,324)	—
Accrued expenses and other	4,542	2,161
Changes in noncurrent assets and noncurrent liabilities, net	(16,698)	(7,456)
Other, net	3,143	2,300
Net cash flows from operating activities	361,125	189,244
Cash flows from investing activities:
Purchases of marketable investment securities	(1,098,527)	(992)
Sales and maturities of marketable investment securities	560,194	118,648
Expenditures for property and equipment	(175,644)	(175,344)
Refunds and other receipts related to property and equipment	77,524	—
Expenditures for externally marketed software	(15,000)	(17,119)
Payment for satellite launch services	(7,125)	—
Net cash flows from investing activities	(658,578)	(74,807)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(18,417)	(17,111)
Advances from (to) affiliates, net	—	(36)
Capital contribution from EchoStar Corporation	7,125	—
Payment of in-orbit incentive obligations	(2,718)	(3,194)
Other, net	—	1,312
Net cash flows from financing activities	(14,010)	(19,029)
Effect of exchange rates on cash and cash equivalents	(1,865)	925
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(313,328)	96,333
Cash and cash equivalents, including restricted amounts, beginning of period	1,823,354	2,071,687
Cash and cash equivalents, including restricted amounts, end of period	$1,510,026	$2,168,020

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$125,098	$116,902
Cash paid for income taxes	$2,204	$2,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers.

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite service operations and video delivery services on a full-time and occasional-use basis primarily to DISH Network, U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

We were formed as a Colorado corporation in March 2011 to facilitate the acquisition by EchoStar of Hughes Communications, Inc. and its subsidiaries and related financing transactions.  In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C.  A substantial majority of the voting power of the shares of each of EchoStar and DISH Network Corporation (“DISH”) is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

On January 31, 2017, EchoStar and certain of its and our subsidiaries entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). The EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions including digital set-top boxes and related products and technology, primarily for satellite TV service providers and telecommunication companies, and provided digital broadcast operations, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services. The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities where we are the primary beneficiary. We are deemed to have a controlling financial interest in other entities when we own more than 50% of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a noncontrolling interest within shareholders’ equity for the portion of the entity’s equity attributed to the noncontrolling ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheets, the reported amounts of revenue and expense for each reporting period and certain information disclosed in the notes to our financial statements. Estimates are used in accounting for, among other things, (i) amortization periods for deferred contract acquisition costs, (ii) inputs used to recognize revenue over time, (iii) allowances for doubtful accounts, (iv) warranty obligations, (v) self-insurance obligations, (vi) deferred taxes and related valuation allowances, (vii) uncertain tax positions, (viii) loss contingencies, (ix) fair value of financial instruments, (x) fair value of EchoStar’s stock-based compensation awards, (xi) fair value of assets and liabilities acquired in business combinations, (xii) lease classifications, (xiii) asset impairment testing and (xiv) useful lives and methods for depreciation and amortization of long-lived assets. We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. Changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions thereto are reflected in the period they occur or prospectively if the revised estimate affects future periods.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

•	Level 1 - Defined as observable inputs being quoted prices in active markets for identical assets;

•
Level 2 - Defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•
Level 3 - Defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements, as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Fair values for our outstanding debt (see Note 10) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. We use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade and other receivables, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

Revenue Recognition

Overview

We account for our sales and services revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”), which we adopted on January 1, 2018, using the modified retrospective approach to contracts not completed as of the adoption date. Topic 606 provides a five-step revenue recognition model that we apply to our customer contracts. Under this model we (i) identify the contract with the customer, (ii) identify our performance obligations in the contract, (iii) determine the transaction price for the contract, (iv) allocate the transaction price to our performance obligations and (v) recognize revenue when or as we satisfy our performance obligations.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Additionally, a significant portion of our revenue is derived from leases of property and equipment that is reported in Services and other revenue - other and Services and other revenue - DISH Network in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Certain of our customer contracts contain embedded equipment leases, which we separate from non-lease components of the contract based on the relative standalone selling prices of the lease and non-lease components.

Hughes

Our Hughes segment provides various communication and networking services to consumer and enterprise customers in domestic and international markets. Our service contracts typically obligate us to provide substantially the same services on a recurring basis in exchange for fixed recurring fees over the term of the contract. We satisfy such performance obligations over time and generally recognize revenue ratably as services are rendered over the service period. Certain of our contracts with service obligations provide for fees based on usage, capacity or volume. We satisfy these performance obligations and generally recognize the related revenue at the point in time or over the period when the services are rendered. Our Hughes segment also sells and leases communications equipment to its customers. Revenue from equipment sales generally is recognized upon shipment of the equipment. Our equipment sales contracts typically include standard product warranties, but generally do not provide for returns or refunds. Revenue for extended warranties is generally recognized ratably over the extended warranty period. For contracts with multiple performance obligations, we typically allocate the contract’s transaction price to each performance obligation based on their relative standalone selling prices. When the standalone selling price is not observable, our primary method used to estimate standalone selling price is the expected cost plus a margin. Our contracts generally require customer payments to be made at or shortly after the time we transfer control of goods or perform the services.

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

ESS

Our ESS segment provides satellite service operations through leasing arrangements and video delivery services on a full-time and occasional-use basis to DISH Network, government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers. Our ESS segment also provides telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and technical consulting services that are billed by the hour. Generally, our service contracts with customers contain a single performance obligation and therefore there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under our customer contracts. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past-due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful. Bad debt expense related to our trade accounts receivable and contract assets is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Contract Assets and Contract Liabilities

Contract assets represent revenue that we have recognized in advance of billing the customer and are included in Trade accounts receivable and contract assets, net or Other noncurrent assets, net in our Condensed Consolidated Balance Sheets based on the expected timing of customer payment. Our contract assets include amounts that we referred to as Contracts in Process in prior periods. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Contract liabilities consist of advance payments and billings in excess of revenue recognized under customer contracts and is included in Contract liabilities or Other noncurrent liabilities in our Condensed Consolidated Balance Sheets based on the timing of when we expect to recognize revenue. Contract liabilities include amounts that we referred to as deferred revenue in prior periods. We recognize contract liabilities as revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria have been met.

Contract Acquisition and Fulfillment Costs

Contract Acquisition Costs

Our contract acquisition costs represent incremental direct costs of obtaining a contract and consist primarily of sales incentives paid to employees and third-party representatives. When we determine that our contract acquisition costs are recoverable, we defer and amortize the costs over the contract term, or over the estimated life of the customer relationship if anticipated renewals are expected and the incentives payable upon renewal are not commensurate with the initial incentive. We amortize contract acquisition costs in proportion to the revenue to which the costs relate. We expense sales incentives as incurred if the expected amortization period is one year or less. Unamortized contract acquisition costs are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets and related amortization expense is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Contract Fulfillment Costs

We recognize costs to fulfill a contract as an asset when the costs relate directly to a contract, the costs generate or enhance our resources that will be used in satisfying future performance obligations, and the costs are expected to be recovered. We may incur such costs on certain contracts that require initial setup activities in advance of the transfer of goods or services to the customer. We amortize these costs in proportion to the revenue to which the costs relate. Unamortized contract fulfillment costs are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets and related amortization expense is included in Cost of sales - services and other in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Research and Development

Costs incurred in research and development activities are generally expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in cost of sales.

Capitalized Software Costs

Costs related to the procurement and development of software for internal-use and externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in Property and equipment, net and capitalized costs of externally marketed software are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.

Marketable Investment Securities

Our marketable investment securities portfolio consists of investments in debt and equity instruments with readily determinable fair values.

Debt Securities

We classify all of our debt securities as available for sale based on our investment strategy for the securities. Generally, we recognize periodic changes in the difference between fair value and amortized cost in Unrealized gains (losses) on available-for-sale securities and other in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses upon sales of debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We use the first-in, first out method to determine the cost basis on sales of debt securities. Interest income from debt securities is reported in Interest income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We could realize proceeds from certain investments prior to their contractual maturity if we actually sell these securities before such maturity.

We evaluate our available-for-sale debt securities portfolio periodically to determine whether declines in the fair value of these securities are other than temporary. Our evaluation considers, among other things, the length of time and the extent to which the fair value of such security has been lower than amortized cost, market and company-specific factors related to the security and our intent and ability to hold the investment to maturity or when it recovers its value. We generally consider a decline to be other than temporary when: (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before maturity or when it recovers its value, or (iii) we do not expect to recover the amortized cost of the security at maturity. Declines in the fair value of available-for-sale debt securities that are determined to be other than temporary are reclassified from other comprehensive income (loss) and recognized in net income, thus establishing a new cost basis for the investment.

Additionally, from time to time we make strategic investments in corporate debt securities. We may elect to account for these investments using the fair value option when it reduces accounting complexity. When we have made this election, we recognize periodic changes in fair value of these investments in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Interest income from these securities is reported in Interest income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Equity Securities

Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. For available-for-sale securities, we recognized periodic

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

changes in the difference between fair value and cost in Unrealized gains (losses) on available-for-sale securities and other in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses upon sale of available-for-sale securities were reclassified from other comprehensive income (loss) and recognized on the trade date in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We used the first in, first out method to determine the cost basis on sales of available-for-sale securities. For trading securities, we recognized periodic changes in the fair value of the securities in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments (the “New Investment Standard”), which established new requirements for investments in equity securities in ASC Topic 321, Investments - Equity Securities. Accordingly, beginning in 2018, we recognize periodic changes in the fair value of all of our equity securities with a readily determinable fair value that are not accounted for using the equity method in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We recognize dividend income on equity securities on the ex-dividend date and report such income in Other, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Our investments in unconsolidated entities that are accounted for using the equity method are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Equity in earnings of unconsolidated affiliate in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of such investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and include the intra-entity profit eliminations within Equity in earnings of unconsolidated affiliate.

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

Other Significant Accounting Policies

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Recently Adopted Accounting Pronouncements

Revenue Recognition and Financial Instruments

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers and related amendments (collectively, the “New Revenue Standard”). The New Revenue Standard established a comprehensive new model for revenue recognition, which is codified in Topic 606 (see Revenue Recognition above), and provided guidance for certain costs associated with customer contracts. We adopted the New Revenue Standard using the modified retrospective method for contracts that were not completed as of January 1, 2018. Accordingly, comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. Upon adoption of the New Revenue Standard, we recognized the cumulative effect of its initial application as a net increase to accumulated earnings of $18.2 million, net of related income taxes. The adoption of the New Revenue Standard also impacted the timing of recognition of certain fees charged to our customers in our consumer markets; however, the adoption has not had, and we do not expect it to have, a material impact on the overall timing or amount of revenue recognition.

The primary impacts of the New Revenue Standard on our operating results relate to how we account for sales incentive costs (See Contract Acquisition and Fulfillment Costs above). Historically, we charged sales incentives to expense as incurred, except for incentives related to the consumer business in our Hughes segment, which were initially deferred and subsequently amortized over the related service agreement term. Under the New Revenue Standard, we continue to defer incentives for our consumer business; however, we now amortize those incentives over the estimated customer life, which includes expected contract renewal periods. In addition, we now defer certain sales incentives related to other businesses in our Hughes segment and amortize those incentives over the related service agreement term. As a result of these changes, we have recognized additional contract assets on our Condensed Consolidated Balance Sheet and the costs generally are recognized as expenses over a longer period of time in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The adoption of the New Revenue Standard by one of our unconsolidated entities had a similar impact on our investment in the unconsolidated entity, which we account for using the equity method.

Additionally, on January 1, 2018, we prospectively adopted the applicable requirements of the New Investment Standard. The New Investment Standard substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through earnings. The New Investment Standard permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. Upon adoption of the New Investment Standard on January 1, 2018, we recorded a $0.4 million charge to accumulated earnings to include net unrealized losses on our marketable equity securities then designated as available for sale, which previously were recorded in Accumulated Other Comprehensive Loss in our Condensed Consolidated Balance Sheets. For our equity investments without a readily determinable fair value that were previously accounted for using the cost method, we have elected to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in equity securities that were previously accounted for as available for sale or using the cost method.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The cumulative effects of changes to the impacted line items on our Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of these standards were as follows:

	Balance at December 31, 2017	Adjustments Due to the		Balance at January 1, 2018
		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$196,840	$(7,103)	$—	$189,737
Other current assets	$91,544	$533	$—	$92,077
Other noncurrent assets, net	$202,814	$22,545	$—	$225,359
Total assets	$6,857,350	$15,975	$—	$6,873,325
Liabilities:
Contract liabilities	$65,959	$(1,542)	$—	$64,417
Accrued expenses and other	$77,312	$255	$—	$77,567
Deferred tax liabilities, net	$439,631	$3,122	$—	$442,753
Other noncurrent liabilities	$107,627	$(4,068)	$—	$103,559
Total liabilities	$4,558,106	$(2,233)	$—	$4,555,873
Shareholders’ Equity:
Accumulated other comprehensive income (loss)	$(52,822)	$—	$433	$(52,389)
Accumulated earnings (losses)	$582,683	$18,208	$(433)	$600,458
Total shareholders’ equity	$2,299,244	$18,208	$—	$2,317,452
Total liabilities and shareholders’ equity	$6,857,350	$15,975	$—	$6,873,325

Our adoption of these standards impacted the referenced line items on our Condensed Consolidated Balance Sheet, Statement of Operations and Statements of Comprehensive Income (Loss) as follows:

	As of June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Balance Sheet		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$186,956	$7,129	$—	$194,085
Other current assets	$15,887	$(533)	$—	$15,354
Other noncurrent assets, net	$247,902	$(29,878)	$—	$218,024
Total assets	$6,899,948	$(23,282)	$—	$6,876,666
Liabilities:
Contract liabilities	$72,776	$978	$—	$73,754
Accrued expenses and other	$60,990	$(255)	$—	$60,735
Deferred tax liabilities, net	$464,722	$(4,297)	$—	$460,425
Other noncurrent liabilities	$104,289	$2,414	$—	$106,703
Total liabilities	$4,542,351	$(1,160)	$—	$4,541,191
Shareholders’ Equity:
Accumulated other comprehensive loss	$(82,089)	$—	$505	$(81,584)
Accumulated earnings	$660,690	$(22,122)	$(505)	$638,063
Total shareholders’ equity	$2,357,597	$(22,122)	$—	$2,335,475
Total liabilities and shareholders’ equity	$6,899,948	$(23,282)	$—	$6,876,666

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the three months ended June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations and Comprehensive Income		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$380,115	$808	$—	$380,923
Total revenue	$527,596	$808	$—	$528,404
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$150,223	$1,548	$—	$151,771
Selling, general and administrative expenses	$93,375	$2,434	$—	$95,809
Total costs and expenses	$428,818	$3,982	$—	$432,800
Operating income	$98,778	$(3,174)	$—	$95,604
Other income (expense):
Interest expense, net of amounts capitalized	$(64,122)	$126	$—	$(63,996)
Gains (losses) on investments, net	$509	$—	$(505)	$4
Total other expense, net	$(47,622)	$126	$(505)	$(48,001)
Income before income taxes	$51,156	$(3,048)	$(505)	$47,603
Income tax provision	$(10,463)	$794	$—	$(9,669)
Net income	$40,693	$(2,254)	$(505)	$37,934
Net income attributable to HSS	$40,231	$(2,254)	$(505)	$37,472
Comprehensive income
Net income	$40,693	$(2,254)	$(505)	$37,934
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities and other	$329	$—	$505	$834
Total other comprehensive income, net of tax	$(31,988)	$—	$505	$(31,483)
Comprehensive income	$8,705	$(2,254)	$—	$6,451
Comprehensive income attributable to HSS	$8,828	$(2,254)	$—	$6,574

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the six months ended June 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations and Comprehensive Income		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$739,449	$2,026	$—	$741,475
Total revenue	$1,030,491	$2,026	$—	$1,032,517
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$297,878	$2,477	$—	$300,355
Selling, general and administrative expenses	$188,025	$4,855	$—	$192,880
Total costs and expenses	$851,049	$7,332	$—	$858,381
Operating income	$179,442	$(5,306)	$—	$174,136
Other income (expense):
Interest expense, net of amounts capitalized	$(128,535)	$218	$—	$(128,317)
Gains (losses) on investments, net	$117	$—	$(938)	$(821)
Total other expense, net	$(100,169)	$218	$(938)	$(100,889)
Income before income taxes	$79,273	$(5,088)	$(938)	$73,247
Income tax provision	$(18,199)	$1,175	$—	$(17,024)
Net income	$61,074	$(3,913)	$(938)	$56,223
Net income attributable to HSS	$60,232	$(3,913)	$(938)	$55,381
Comprehensive income
Net income	$61,074	$(3,913)	$(938)	$56,223
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities and other	$(82)	$—	$110	$28
Other-than-temporary impairment loss on available-for-sale securities in net income	$—	$—	$828	$828
Total other comprehensive income, net of tax	$(30,499)	$—	$938	$(29,561)
Comprehensive income	$30,575	$(3,913)	$—	$26,662
Comprehensive income attributable to HSS	$30,532	$(3,913)	$—	$26,619

Restricted Cash and Cash Equivalents

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows. We adopted ASU No. 2016-18 as of January 1, 2018.  As a result, the beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, are reported in our Condensed Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our Statements of Cash Flows and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or finance leases. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new standard as of January 1, 2019. As amended in July 2018, the new standard may be applied either on a modified retrospective basis to the earliest period presented in our consolidated financial statements or as of the adoption date without restating prior periods. The new standard provides certain practical expedients that we may elect to apply on the adoption date. We continue to evaluate the impact of the new standard and available ad

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

option methods on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases.

	As of
	June 30, 2018	January 1, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$145,475	$156,794
Leasing	8,215	10,355
Total	153,690	167,149
Contract assets	42,553	34,615
Allowance for doubtful accounts	(9,287)	(12,027)
Total trade accounts receivable and contract assets, net	$186,956	$189,737

Trade accounts receivable - DISH Network:
Sales and services	$25,449	$16,118
Leasing	254	22,523
Total trade accounts receivable - DISH Network, net	$25,703	$38,641

Contract liabilities:
Current	$72,776	$64,417
Noncurrent	10,187	13,036
Total contract liabilities	$82,963	$77,453

For the six months ended June 30, 2018, revenue recognized that was previously included in the contract liability balance at January 1, 2018 was $52.5 million.

Our bad debt expense was $2.3 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.8 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2018, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.26 billion. We expect to recognize approximately 18.8% of our remaining performance obligations of these contracts as revenue by December 31, 2018. This amount excludes agreements with consumer customers in our Hughes segment that have expected durations of one year or less and our leasing arrangements.

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

Accumulated other comprehensive loss includes net cumulative foreign currency translation losses of $81.9 million and $52.3 million as of June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2017, we recorded an other-than-temporary impairment loss on shares of certain common stock included in our strategic equity securities of $3.3 million in Gains (losses) on investments, net on our Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments as follows:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Marketable investment securities:
Debt securities:
Corporate bonds	$757,647	$368,083
Other debt securities	234,266	86,417
Total debt securities	991,913	454,500
Equity securities	1,213	1,102
Total marketable investment securities	$993,126	$455,602

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

A summary of our available-for-sale debt securities, exclusive of securities where we have elected the fair value option, is presented in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of June 30, 2018
Corporate bonds	$757,703	$171	$(227)	$757,647
Other debt securities	234,269	—	(3)	234,266
Total available-for-sale debt securities	$991,972	$171	$(230)	$991,913
As of December 31, 2017
Corporate bonds	$368,291	$—	$(208)	$368,083
Other debt securities	86,425	—	(8)	86,417
Total available-for-sale debt securities	$454,716	$—	$(216)	$454,500

As of June 30, 2018, we have $783.8 million of available-for-sale debt securities with contractual maturities of one year or less and $208.1 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. As of December 31, 2017, our marketable equity securities consisted of available-for-sale securities with a fair value of $1.1 million, reflecting an adjusted cost basis of $1.5 million and unrealized losses of $0.4 million. Substantially all unrealized losses on our available-for-sale securities related to securities that were in a continuous loss position for less than 12 months. We recognized a $3.3 million other-than-temporary impairment for the six months ended June 30, 2017 on one of our available-for-sale securities which had experienced a decline in market value as a result of adverse developments during the six months ended June 30, 2017.

Upon adoption of the New Investment Standard as of January 1, 2018 (see Note 2), we account for investments in equity securities at their fair value and we recognize unrealized gains and losses in Gains (losses) on investments, net in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). For the three and six months ended June 30, 2018, Gains (losses) on investments, net included net gains of $0.5 million and $0.1 million, respectively, related to equity securities that we held as of June 30, 2018.

Sales of Available-for-Sale Securities

We did not sell any securities in our available-for-sale portfolio during the three or six months ended June 30, 2018. Proceeds from sales of our available-for-sale securities for each of the three and six months ended June 30, 2017 were $8.9 million. We recognized zero gains and losses from the sales of our available-for-sale securities for each of the three and six months ended June 30, 2017.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of June 30, 2018 and December 31, 2017, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Debt securities:
Corporate bonds	$—	$757,647	$757,647	$—	$368,083	$368,083
Other	—	234,266	234,266	—	86,417	86,417
Total debt securities	—	991,913	991,913	—	454,500	454,500
Equity securities	1,213	—	1,213	1,102	—	1,102
Total marketable investment securities	$1,213	$991,913	$993,126	$1,102	$454,500	$455,602

NOTE 6.    INVENTORY

Our inventory consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$6,291	$5,484
Work-in-process	8,691	7,442
Finished goods	66,406	70,669
Total inventory	$81,388	$83,595

NOTE 7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		June 30, 2018	December 31, 2017
		(In thousands)
Land	—	$13,402	$13,475
Buildings and improvements	1 to 40	128,043	128,292
Furniture, fixtures, equipment and other	1 to 12	672,596	650,385
Customer rental equipment	2 to 4	1,032,591	929,775
Satellites - owned	2 to 15	2,268,862	2,516,685
Satellites - acquired under capital leases	10 to 15	899,310	916,820
Construction in progress	—	174,046	149,570
Total property and equipment		5,188,850	5,305,002
Accumulated depreciation		(2,546,186)	(2,551,904)
Property and equipment, net		$2,642,664	$2,753,098

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$113,658	$101,733
Satellite related equipment	25,738	28,358
Other	34,650	19,479
Construction in progress	$174,046	$149,570

Construction in progress as of June 30, 2018 included payments related to our payload on Telesat T19V satellite, which launched in July 2018 and is expected to be placed in service during the fourth quarter of 2018. We were not party to the construction contract for this satellite.

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Satellites	$61,910	$57,322	$120,943	$109,466
Furniture, fixtures, equipment and other	18,633	15,875	39,407	32,557
Customer rental equipment	42,875	34,081	86,323	64,677
Buildings and improvements	3,967	5,502	5,265	6,759
Total depreciation expense	$127,385	$112,780	$251,938	$213,459

Satellites

As of June 30, 2018, our satellite fleet consisted of 14 of our owned and leased satellites in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. As of June 30, 2018, four of our satellites are accounted for as capital leases and are depreciated on a straight-line basis over their respective lease terms.

Recent Developments

EchoStar I and EchoStar VI. The EchoStar I and EchoStar VI satellites were removed from their orbital locations and retired from commercial service in January 2018 and May 2018, respectively. The retirement of these satellites has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in Other current assets, representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

Telesat T19V. In September 2015, we entered into agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on the Telesat T19V satellite at the 63 degree west longitude orbital location for a 15-year term.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We were not party to the construction contract. The Telesat T19V satellite was launched in July 2018. We expect this satellite to be placed into service during the fourth quarter of 2018 and to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the six months ended June 30, 2018. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our in-orbit satellites were to fail.

The EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, we had a reduction in revenue of $1.1 million and $2.3 million for the three and six months ended June 30, 2018 as compared to the same period in 2017, respectively.

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

NOTE 8.    GOODWILL

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

As of June 30, 2018 and December 31, 2017, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2018, our goodwill is considered to be not impaired.

NOTE 9.    INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We account for certain of these investments using the equity method. We accounted for other investments in such equity securities using the cost method of accounting prior to January 1, 2018. In connection with our adoption of the New Investment Standard effective January 1, 2018 (see Note 2), we elected to measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the six months ended June 30, 2018, we did not identify any observable price changes requiring an adjustment to our investments.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our investments in unconsolidated entities consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Investments in unconsolidated entities:
Equity method	$12,879	$15,149
Other equity investments without a readily determinable fair value	15,438	15,438
Total investments in unconsolidated entities	$28,317	$30,587

NOTE 10.     DEBT AND CAPITAL LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our debt:

	Effective Interest Rate	As of
		June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,014,651	$990,000	$1,042,609
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	707,828	750,000	769,305
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	962,586	900,000	992,745
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	698,693	750,000	791,865
Less: Unamortized debt issuance costs		(20,952)	—	(24,857)	—
Subtotal		3,369,048	$3,383,758	3,365,143	$3,596,524
Capital lease obligations		251,245		269,701
Total debt and capital lease obligations		3,620,293		3,634,844
Less: Current portion		(1,028,119)		(40,631)
Long-term debt and capital lease obligations, net		$2,592,174		$3,594,213

NOTE 11.    INCOME TAXES

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our interim income tax provision and our interim estimate of our annual effective tax rate are influenced by several factors, including foreign losses and capital gains and losses for which related deferred tax assets are offset by a valuation allowance, changes in tax laws and relative changes in unrecognized tax benefits. Additionally, our effective tax rate can be affected by the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Our income tax provision was approximately $10.5 million for the three months ended June 30, 2018 compared to an income tax benefit of $0.5 million for the three months ended June 30, 2017. Our estimated effective income tax rate was 20.5% and 245.9% for the three months ended June 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2018 were primarily due to the change in our valuation allowance associated with net unrealized losses that are capital in nature. The variations

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2017 were primarily due to various permanent tax differences.

Income tax provision was approximately $18.2 million for the six months ended June 30, 2018 compared to an income tax benefit of $4.1 million for the six months ended June 30, 2017. Our estimated effective income tax rate was 23.0% and (72.6)% for the six months ended June 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, increase in our valuation allowance associated with certain foreign losses, and the change in our valuation allowance associated with net unrealized losses that are capital in nature. For the six months ended June 30, 2017, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our accompanying condensed consolidated financial statements. See Note 10, Income Taxes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of the benefit that we have provisionally recorded to reflect the change in the value of our deferred tax assets and liabilities resulting from the 2017 Tax Act. The tax effects of the 2017 Tax Act that we recorded in our financial statements for the year ended December 31, 2017 remain provisional and we have not made any adjustments to such provisional amounts in the six months ended June 30, 2018. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2018, our satellite-related obligations were approximately $562.0 million.  Our satellite-related obligations primarily include payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of approximately $28.5 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $13.9 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit and HNS filed its appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 1, 2018. We cannot predict with certainty the outcome of the appeal. As of June 30, 2018, we have recorded an accrual of approximately $2.8 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System;” 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval,” and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of U.S. Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” Realtime generally alleges that the asserted patents are infringed by certain HNS data compression products and services. Realtime is no longer asserting the 992 patent against us. Over April 29, 2016 and May 5, 2016, the defendants filed petitions before the USPTO challenging the validity of the asserted patents. The USPTO instituted proceedings on each of those petitions. The USPTO invalidated the asserted claims of the 513 patent, but Realtime is still asserting this patent against us and may appeal this ruling. The USPTO is still reviewing the 530 patent; however, two of the four claims from that patent asserted against us were invalidated in a separate litigation between Realtime and a third party, which Realtime may appeal. The USPTO did not invalidate the asserted claims of the 908 patent. On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional U.S. Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” In response to petitions filed by third parties, the USPTO has found all remaining asserted claims of the 867 patent to be invalid and certain asserted claims of the 728 patent to not be invalid. The USPTO has instituted proceedings regarding the validity of all asserted claims of the 204 patent.  Additional third party petitions challenging the validity of all claims asserted in the 204 and 728 patents are awaiting institution decisions. On February 13, 2018 we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 and 204 patents, as well as the one asserted claim of the 728 patent for which the USPTO has not yet instituted a proceeding. These petitions are also awaiting institution decisions at the USPTO. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. Costs and income associated with these departments and activities are accounted for in the Corporate and Other column in the tables below or in the reconciliation of EBITDA below.

Eliminations of intersegment transactions are included in the Corporate and Other column in the tables below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, EBITDA, and capital expenditures for each of our operating segments. Capital expenditures are net of refunds and other receipts related to property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
External revenue	$426,306	$94,904	$6,386	$527,596
Intersegment revenue	$—	$521	$(521)	$—
Total revenue	$426,306	$95,425	$5,865	$527,596
EBITDA	$152,134	$82,483	$2,621	$237,238
Capital expenditures	$87,511	$356	$—	$87,867
For the three months ended June 30, 2017
External revenue	$362,403	$97,945	$1,917	$462,265
Intersegment revenue	$359	$421	$(780)	$—
Total revenue	$362,762	$98,366	$1,137	$462,265
EBITDA	$110,024	$80,465	$(11,845)	$178,644
Capital expenditures	$96,529	$4,640	$—	$101,169
For the six months ended June 30, 2018
External revenue	$826,765	$191,127	$12,599	$1,030,491
Intersegment revenue	$359	$1,051	$(1,410)	$—
Total revenue	$827,124	$192,178	$11,189	$1,030,491
EBITDA	$288,847	$166,633	$(3,753)	$451,727
Capital expenditures	$174,802	$(76,682)	$—	$98,120
For the six months ended June 30, 2017
External revenue	$691,013	$198,096	$3,274	$892,383
Intersegment revenue	$1,069	$596	$(1,665)	$—
Total revenue	$692,082	$198,692	$1,609	$892,383
EBITDA	$210,876	$163,528	$(23,991)	$350,413
Capital expenditures	$162,196	$13,148	$—	$175,344

The following table reconciles total consolidated EBITDA to reported Income before income taxes in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
EBITDA	$237,238	$178,644	$451,727	$350,413
Interest income and expense, net	(49,836)	(54,290)	(102,870)	(108,286)
Depreciation and amortization	(136,708)	(124,743)	(270,426)	(236,963)
Net income attributable to noncontrolling interests	462	182	842	474
Income before income taxes	$51,156	$(207)	$79,273	$5,638

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market and nature of the products and services.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to North America and other foreign locations as well as by segment, based on the location where the goods or services are provided. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
North America:
U.S.	$347,575	$89,412	$1,199	$438,186
Canada and Mexico	15,132	5,837	—	20,969
All other	63,599	176	4,666	68,441
Total revenue	$426,306	$95,425	$5,865	$527,596

For the six months ended June 30, 2018
North America:
U.S.	$668,013	$180,153	$2,405	$850,571
Canada and Mexico	30,714	11,674	—	42,388
All other	128,397	351	8,784	137,532
Total revenue	$827,124	$192,178	$11,189	$1,030,491

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended June 30, 2018
Equipment	$50,341	$—	$—	$50,341
Services	310,225	6,890	329	317,444
Design, development and construction services	13,876	—	—	13,876
Revenue from sales and services	374,442	6,890	329	381,661
Leasing income	51,864	88,535	5,536	145,935
Total revenue	$426,306	$95,425	$5,865	$527,596

For the six months ended June 30, 2018
Equipment	$93,288	$—	$—	$93,288
Services	608,010	14,293	704	623,007
Design, development and construction services	30,052	—	—	30,052
Revenue from sales and services	731,350	14,293	704	746,347
Leasing income	95,774	177,885	10,485	284,144
Total revenue	$827,124	$192,178	$11,189	$1,030,491

NOTE 14.    RELATED PARTY TRANSACTIONS

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange Agreement, we implemented a new methodology for determining the cost of these services. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $5.2 million and $6.5 million for the three months ended June 30, 2018 and 2017, respectively, and $9.6 million and $11.5 million for the six months ended June 30, 2018 and 2017, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

We participate in certain of EchoStar’s shared services arrangements for its subsidiaries in the ordinary course of business, including arrangements for payroll, accounts payable and cash management. From time to time in connection with the processing of transactions under these arrangements, we may pay or receive amounts attributable to other domestic subsidiaries of EchoStar. We report net payments on behalf of other subsidiaries in Advances to affiliates, net within current assets and we report net receipts on behalf of other subsidiaries in Advances from affiliates, net within current liabilities in our Condensed Consolidated Balance Sheets. No repayment schedule for these net advances has been determined.

EchoStar and certain of its subsidiaries have provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2021 and 2022. Advances under these agreements bear interest at annual rates ranging from one to three percent, subject to periodic adjustment based on the one-year U.S. LIBOR rate. We report amounts payable under these agreements in Advances from affiliates within noncurrent liabilities in our Condensed Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contribution of EchoStar XIX Satellite. On February 1, 2017, EchoStar contributed the EchoStar XIX satellite and assigned the related construction contract with the satellite manufacturer to us. We recorded a $349.3 million increase in Additional paid-in capital, reflecting EchoStar’s $514.4 million carrying amount of the satellite, including capitalized interest that was previously charged to expense in our consolidated financial statements, less related deferred taxes of $165.1 million.

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for the EchoStar XXI and XXIII satellites through the UK Space Agency, our subsidiary, Hughes Network Systems, Ltd. (“HNS Ltd.”) and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to HNS Ltd. EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant HNS Ltd. certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to HNS Ltd. for amounts that HNS Ltd. is required to pay under both launch service contracts.  In 2016, we recorded additions to Other noncurrent assets, net and corresponding increases in Additional paid-in capital in our Condensed Consolidated Balance Sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect EOC’s funding of additional cash payments to the launch service provider. The EchoStar XXIII and the EchoStar XXI satellites were successfully launched in March 2017 and June 2017, respectively. We recorded decreases in Other noncurrent assets, net and Additional paid-in capital of $61.8 million and $83.3 million, respectively, representing the carrying amounts of the launch service contracts at the time of launch to reflect the consumption of the contracts’ economic benefits by EOC, the owner of the satellites.

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

EchoStar Mobile Limited Service Agreements. Certain of our subsidiaries provide services and lease equipment to subsidiaries of EchoStar to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue - other of $4.7 million and zero for the three months ended June 30, 2018 and 2017, respectively, and $8.8 million and zero for the six months ended June 30, 2018 and 2017, respectively, related to these services.

DBS Transponder Lease. EchoStar leases satellite capacity from us on eight DBS transponders on the QuetzSat-1 satellite through November 2021.  At such time, EchoStar has certain options to renew the agreement on a year-to year basis through the end of life of the QuetzSat-1 satellite. We recognized revenue in connection with this agreement of approximately $5.8 million for each of the three months ended June 30, 2018 and 2017, and $11.7 million for each of the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, we had related trade accounts receivable of approximately $5.9 million and $7.6 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

DISH Network

Following the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  However, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. In addition, a substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

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

Services and Other Revenue — DISH Network

Satellite Capacity Leased to DISH Network. Since the Spin-off, we have entered into certain agreements to lease satellite capacity pursuant to which we provide satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depend, among other things, upon the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite and the length of the service arrangements. The terms of each service arrangement is set forth below:

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. As part of the Satellite and Tracking Stock Transaction, described below in Other agreements - DISH Network, in March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. These agreements to lease satellite capacity generally terminate upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The agreement to lease satellite capacity on the EchoStar VII satellite expired at the end of June 2018.

EchoStar IX. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network leased satellite capacity from us on the EchoStar XII satellite. The agreement to lease satellite capacity expired at the end of September 2017.

EchoStar XVI.  In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement for five-years to January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount. In May 2018, we and DISH Network further amended the agreement to allow DISH Network to place and use certain satellites at the 61.5 west longitude orbital location for backup satellite capacity on an interim basis in the event of certain failures of the EchoStar XVI satellite.

Nimiq 5 Agreement. In September 2009, we entered into a fifteen-year agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we also entered into an agreement with DISH Network, pursuant to which DISH Network leases satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”).

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leases from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In February 2013, EchoStar and DISH Network entered into an agreement pursuant to which EchoStar leases certain satellite capacity from DISH Network on five DBS transponders on the QuetzSat-1 satellite. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location and DISH Network commenced commercial operations at such location in February 2013.

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

In connection with the Satellite and Tracking Stock Transaction, described below in Other agreements - DISH Network, in February 2014, we amended the TT&C Agreement to cease the provision of TT&C services to DISH Network for the EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. Effective March 2014, we provide TT&C services for the D-1 and EchoStar XV satellites; however, for the period that we received satellite services on the EchoStar XV satellite from DISH Network, we waived the fees for the TT&C services on the EchoStar XV satellite. Effective August 2016, we provide TT&C services to DISH Network for the EchoStar XVIII satellite.

Real Estate Lease. Prior to the Share Exchange, EchoStar leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network and contributed a portion to us and we amended the agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property contributed to us for a period ending in December 2031. The rent on a per square foot basis for the lease is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. After December 2031, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice.

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. on June 8, 2011, DBSD North America and HNS entered into various agreements pursuant to which our Hughes segment provides, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019, unless terminated by DBSD North America upon at least 21 days’ written notice to us, and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement. In September 2010, DISH Broadband L.L.C. (“DISH Broadband”), DISH’s indirect, wholly-owned subsidiary, was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds. Effective November 2011, HNS and DISH Broadband entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which HNS provided certain portions of the equipment and broadband service used to implement DISH Broadband’s RUS program. While the RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, HNS is required to continue providing services to DISH Broadband’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.
General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” The term of the Amended and Restated Professional Services Agreement is through January 2019 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Real Estate Lease from DISH Network. In connection with the Share Exchange, effective March 2017, we sublease from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this sublease for a five-year period ending in August 2022. The rent on a per square foot basis for the lease is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we are responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. We generally may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

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

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, EchoStar and its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contains customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network have also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by EchoStar or DISH causes the transaction to be taxable to the other party after closing. See Note 1 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, HNS and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes service and related equipment and other telecommunication services and (ii) installs Hughes service equipment with respect to activations generated by DNLLC.  Under the Hughes Broadband MSA, HNS and DNLLC make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

year terms. After the first anniversary, either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, HNS will continue to provide the Hughes service to subscribers and make certain payments to DNLLC pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $6.2 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, and $19.9 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Tax Sharing Agreement. Effective December 2007, EchoStar and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs EchoStar and DISH and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies EchoStar and its subsidiaries for such taxes.  However, DISH Network is not liable for and does not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended, because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar or its subsidiaries take or fail to take; or (iii) any action that EchoStar or its subsidiaries take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar and its subsidiaries will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In August 2018, EchoStar and DISH Network amended the Tax Sharing Agreement and the 2013 agreements (the “Amendment”). Under the Amendment, DISH Network is required to compensate EchoStar for certain past and future excess California research and development tax credits generated by EchoStar and its subsidiaries and used by DISH Network.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our 43.7% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.6%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2018. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying condensed consolidated financial statements.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million for each of the three months ended June 30, 2018 and 2017, and $2.2 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018 and December 31, 2017, we had trade accounts receivable from Deluxe of approximately $1.0 million and $1.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined EchoStar’s board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero for the three and six months ended June 30, 2017.

Global IP

In May 2017, one of our subsidiaries entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. We recognized revenue of approximately $0.5 million and zero for the three months ended June 30,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2018 and 2017, respectively, and $0.6 million and zero from Global IP under this agreement for the six months ended June 30, 2018 and 2017, respectively.

TerreStar Solutions

DISH Network owns approximately 33% of TerreStar Solutions, Inc. (“TSI”). In May 2018, TSI and one of our subsidiaries entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provides, among other things, warranty and support services. We recognized revenue of approximately $0.3 million for each of the three and six months ended June 30, 2018. As of June 30, 2018, we had trade accounts receivable from TSI of approximately $1.1 million.

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

In lieu of separate financial statements of the Guarantor Subsidiaries, accompanying condensed consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the accompanying condensed balance sheet information, the accompanying condensed statement of operations and comprehensive income (loss) information and the accompanying condensed statement of cash flows information of HSS, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of HSS on a combined basis and the eliminations necessary to arrive at the corresponding information of HSS on a consolidated basis.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,439,619	$42,385	$27,234	$—	$1,509,238
Marketable investment securities, at fair value	991,913	1,213	—	—	993,126
Trade accounts receivable and contract assets, net	—	122,726	64,230	—	186,956
Trade accounts receivable - DISH Network, net	—	25,217	486	—	25,703
Inventory	—	54,030	27,358	—	81,388
Advances to affiliates, net	7,829	399,924	17,431	(321,553)	103,631
Other current assets	109	25,111	34,792	(87)	59,925
Total current assets	2,439,470	670,606	171,531	(321,640)	2,959,967
Property and equipment, net	—	2,371,631	271,033	—	2,642,664
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	51,267	—	—	51,267
Investments in unconsolidated entities	—	28,317	—	—	28,317
Investment in subsidiaries	3,249,869	187,349	—	(3,437,218)	—
Advances to affiliates	700	86,661	—	(87,361)	—
Deferred tax asset	130,728	—	8,229	(130,728)	8,229
Other noncurrent assets, net	—	228,965	10,708	—	239,673
Total assets	$5,820,767	$4,594,627	$461,501	$(3,976,947)	$6,899,948
Liabilities and Shareholders’ Equity (Deficit)
Trade accounts payable	$—	$85,524	$11,592	$—	$97,116
Trade accounts payable - DISH Network	—	445	—	—	445
Current portion of long-term debt and capital lease obligations	985,773	37,888	4,458	—	1,028,119
Advances from affiliates, net	63,264	185,102	73,958	(321,553)	771
Accrued expenses and other	45,723	132,295	43,259	(87)	221,190
Total current liabilities	1,094,760	441,254	133,267	(321,640)	1,347,641
Long-term debt and capital lease obligations, net	2,383,275	207,540	1,359	—	2,592,174
Deferred tax liabilities, net	—	594,493	957	(130,728)	464,722
Advances from affiliates	—	—	120,886	(87,361)	33,525
Other non-current liabilities	—	101,884	2,405	—	104,289
Total HSS shareholders’ equity (deficit)	2,342,732	3,249,456	187,762	(3,437,218)	2,342,732
Noncontrolling interests	—	—	14,865	—	14,865
Total liabilities and shareholders’ equity (deficit)	$5,820,767	$4,594,627	$461,501	$(3,976,947)	$6,899,948

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$96,653	$487	$—	$97,140
Services and other revenue - other	—	331,875	57,379	(9,139)	380,115
Equipment revenue	—	53,643	4,557	(7,859)	50,341
Total revenue	—	482,171	62,423	(16,998)	527,596
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	122,259	36,509	(8,545)	150,223
Cost of sales - equipment (exclusive of depreciation and amortization)	—	46,217	3,539	(7,891)	41,865
Selling, general and administrative expenses	—	82,477	11,460	(562)	93,375
Research and development expenses	—	6,647	—	—	6,647
Depreciation and amortization	—	124,249	12,459	—	136,708
Total costs and expenses	—	381,849	63,967	(16,998)	428,818
Operating income	—	100,322	(1,544)	—	98,778
Other Income (Expense):
Interest income	13,768	1,609	508	(1,599)	14,286
Interest expense, net of amounts capitalized	(57,479)	(6,574)	(1,668)	1,599	(64,122)
Gains (losses) on investments, net	—	509	—	—	509
Equity in earnings of unconsolidated affiliate	—	1,238	—	—	1,238
Equity in earnings (losses) of subsidiaries, net	74,180	(8,161)	—	(66,019)	—
Other, net	3	9,489	(9,025)	—	467
Total other income (expense), net	30,472	(1,890)	(10,185)	(66,019)	(47,622)
Income (loss) before income taxes	30,472	98,432	(11,729)	(66,019)	51,156
Income tax benefit (provision)	9,759	(24,103)	3,881	—	(10,463)
Net income (loss)	40,231	74,329	(7,848)	(66,019)	40,693
Less: Net income attributable to noncontrolling interests	—	—	462	—	462
Net income (loss) attributable to HSS	$40,231	$74,329	$(8,310)	$(66,019)	$40,231
Comprehensive Income (Loss):
Net income (loss)	$40,231	$74,329	$(7,848)	$(66,019)	$40,693
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(32,314)	—	(32,314)
Unrealized gains (losses) on available-for-sale securities and other	470	—	(141)	—	329
Realized gains on available-for-sale securities in net income	(3)	—	—	—	(3)
Equity in other comprehensive income (loss) of subsidiaries, net	(31,870)	(31,870)	—	63,740	—
Total other comprehensive income (loss), net of tax	(31,403)	(31,870)	(32,455)	63,740	(31,988)
Comprehensive income (loss)	8,828	42,459	(40,303)	(2,279)	8,705
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(123)	—	(123)
Comprehensive income (loss) attributable to HSS	$8,828	$42,459	$(40,180)	$(2,279)	$8,828

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$110,388	$533	$—	$110,921
Services and other revenue - other	—	248,361	43,611	(6,917)	285,055
Equipment revenue	—	81,831	5,033	(20,575)	66,289
Total revenue	—	440,580	49,177	(27,492)	462,265
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	112,989	29,941	(5,656)	137,274
Cost of sales - equipment (exclusive of depreciation and amortization)	—	70,297	4,532	(21,167)	53,662
Selling, general and administrative expenses	—	75,035	11,749	(669)	86,115
Research and development expenses	—	7,437	—	—	7,437
Depreciation and amortization	—	116,193	8,550	—	124,743
Total costs and expenses	—	381,951	54,772	(27,492)	409,231
Operating income	—	58,629	(5,595)	—	53,034
Other Income (Expense):
Interest income	6,733	231	321	(199)	7,086
Interest expense, net of amounts capitalized	(57,336)	(4,797)	558	199	(61,376)
Gains (losses) on investments, net	—	1,632	—	—	1,632
Equity in earnings of unconsolidated affiliate	—	1,639	—	—	1,639
Equity in earnings (losses) of subsidiaries, net	33,078	(4,438)	—	(28,640)	—
Other, net	—	(702)	(1,520)	—	(2,222)
Total other income (expense), net	(17,525)	(6,435)	(641)	(28,640)	(53,241)
Income (loss) before income taxes	(17,525)	52,194	(6,236)	(28,640)	(207)
Income tax benefit (provision)	17,645	(19,026)	1,890	—	509
Net income (loss)	120	33,168	(4,346)	(28,640)	302
Less: Net income attributable to noncontrolling interests	—	—	182	—	182
Net income (loss) attributable to HSS	$120	$33,168	$(4,528)	$(28,640)	$120
Comprehensive Income (Loss):
Net income (loss)	$120	$33,168	$(4,346)	$(28,640)	$302
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(6,736)	—	(6,736)
Unrealized gains (losses) on available-for-sale securities and other	(21)	86	(76)	—	(11)
Equity in other comprehensive income (loss) of subsidiaries, net	(6,726)	(6,812)	—	13,538	—
Total other comprehensive income (loss), net of tax	(6,747)	(6,726)	(6,812)	13,538	(6,747)
Comprehensive income (loss)	(6,627)	26,442	(11,158)	(15,102)	(6,445)
Less: Comprehensive income attributable to noncontrolling interests	—	—	182	—	182
Comprehensive income (loss) attributable to HSS	$(6,627)	$26,442	$(11,340)	$(15,102)	$(6,627)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$196,740	$1,014	$—	$197,754
Services and other revenue - other	—	643,983	114,455	(18,989)	739,449
Equipment revenue	—	100,052	9,164	(15,928)	93,288
Total revenue	—	940,775	124,633	(34,917)	1,030,491
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	241,585	74,235	(17,942)	297,878
Cost of sales - equipment (exclusive of depreciation and amortization)	—	89,860	7,004	(15,928)	80,936
Selling, general and administrative expenses	—	165,869	23,203	(1,047)	188,025
Research and development expenses	—	13,784	—	—	13,784
Depreciation and amortization	—	245,588	24,838	—	270,426
Total costs and expenses	—	756,686	129,280	(34,917)	851,049
Operating income	—	184,089	(4,647)	—	179,442
Other income (expense):
Interest income	24,529	1,925	1,009	(1,798)	25,665
Interest expense, net of amounts capitalized	(114,924)	(13,530)	(1,879)	1,798	(128,535)
Gains (losses) on investments, net	—	117	—	—	117
Equity in earnings of unconsolidated affiliate	—	2,730	—	—	2,730
Equity in earnings (losses) of subsidiaries, net	130,439	(11,858)	—	(118,581)	—
Other, net	6	9,392	(9,544)	—	(146)
Total other income (expense), net	40,050	(11,224)	(10,414)	(118,581)	(100,169)
Income (loss) before income taxes	40,050	172,865	(15,061)	(118,581)	79,273
Income tax benefit (provision)	20,182	(42,187)	3,806	—	(18,199)
Net income (loss)	60,232	130,678	(11,255)	(118,581)	61,074
Less: Net income attributable to noncontrolling interests	—	—	842	—	842
Net income (loss) attributable to HSS	$60,232	$130,678	$(12,097)	$(118,581)	$60,232
Comprehensive income (loss):
Net income (loss)	$60,232	$130,678	$(11,255)	$(118,581)	$61,074
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(30,414)	—	(30,414)
Unrealized gains (losses) on available-for-sale securities and other	159	—	(241)	—	(82)
Recognition of realized gains (losses) on available-for-sale securities in net income	(3)	—	—	—	(3)
Equity in other comprehensive income (loss) of subsidiaries, net	(29,856)	(29,856)	—	59,712	—
Total other comprehensive income (loss), net of tax	(29,700)	(29,856)	(30,655)	59,712	(30,499)
Comprehensive income (loss)	30,532	100,822	(41,910)	(58,869)	30,575
Less: Comprehensive income attributable to noncontrolling interests	—	—	43	—	43
Comprehensive income (loss) attributable to HSS	$30,532	$100,822	$(41,953)	$(58,869)	$30,532

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$221,692	$719	$—	$222,411
Services and other revenue - other	—	489,733	77,974	(12,429)	555,278
Equipment revenue	—	133,066	9,710	(28,082)	114,694
Total revenue	—	844,491	88,403	(40,511)	892,383
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	222,938	59,651	(11,011)	271,578
Cost of sales - equipment (exclusive of depreciation and amortization)	—	114,704	7,806	(28,027)	94,483
Selling, general and administrative expenses	—	140,720	21,246	(1,473)	160,493
Research and development expenses	—	15,142	—	—	15,142
Depreciation and amortization	—	221,640	15,323	—	236,963
Total costs and expenses	—	715,144	104,026	(40,511)	778,659
Operating income	—	129,347	(15,623)	—	113,724
Other income (expense):
Interest income	12,223	433	669	(398)	12,927
Interest expense, net of amounts capitalized	(114,635)	(8,019)	1,043	398	(121,213)
Gains (losses) on investments, net	—	(1,575)	—	—	(1,575)
Equity in earnings of unconsolidated affiliate	—	3,350	—	—	3,350
Equity in earnings (losses) of subsidiaries, net	74,937	(10,639)	—	(64,298)	—
Other, net	—	(840)	(735)	—	(1,575)
Total other income (expense), net	(27,475)	(17,290)	977	(64,298)	(108,086)
Income (loss) before income taxes	(27,475)	112,057	(14,646)	(64,298)	5,638
Income tax benefit (provision)	36,730	(36,882)	4,243	—	4,091
Net income (loss)	9,255	75,175	(10,403)	(64,298)	9,729
Less: Net income attributable to noncontrolling interests	—	—	474	—	474
Net income (loss) attributable to HSS	$9,255	$75,175	$(10,877)	$(64,298)	$9,255
Comprehensive income (loss):
Net income (loss)	$9,255	$75,175	$(10,403)	$(64,298)	$9,729
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	5,385	—	5,385
Unrealized gains (losses) on available-for-sale securities and other	(48)	(1,488)	25	—	(1,511)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	—	3,298	—	—	3,298
Equity in other comprehensive income (loss) of subsidiaries, net	7,220	5,410	—	(12,630)	—
Total other comprehensive income (loss), net of tax	7,172	7,220	5,410	(12,630)	7,172
Comprehensive income (loss)	16,427	82,395	(4,993)	(76,928)	16,901
Less: Comprehensive income attributable to noncontrolling interests	—	—	474	—	474
Comprehensive income (loss) attributable to HSS	$16,427	$82,395	$(5,467)	$(76,928)	$16,427

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$60,232	$130,678	$(11,255)	$(118,581)	$61,074
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(143,241)	305,364	19,347	118,581	300,051
Net cash flows from operating activities	(83,009)	436,042	8,092	—	361,125
Cash flows from investing activities:
Purchases of marketable investment securities	(1,098,527)	—	—	—	(1,098,527)
Sales and maturities of marketable investment securities	560,194	—	—	—	560,194
Expenditures for property and equipment	—	(148,208)	(27,436)	—	(175,644)
Refunds and other receipts related to property and equipment	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(15,000)	—	—	(15,000)
Payment for satellite launch services	—	—	(7,125)	—	(7,125)
Distributions (contributions) and advances from (to) subsidiaries, net	306,958	(23,215)	—	(283,743)	—
Net cash flows from investing activities	(231,375)	(108,899)	(34,561)	(283,743)	(658,578)
Cash flows from financing activities:
Contributions (distributions) and advances (to) from parent, net	—	(306,958)	23,215	283,743	—
Repayment of debt and capital lease obligations	—	(17,455)	(962)	—	(18,417)
Capital contribution from EchoStar	7,125	—	—	—	7,125
Payment of in-orbit incentive obligations	—	(2,718)	—	—	(2,718)
Net cash flows from financing activities	7,125	(327,131)	22,253	283,743	(14,010)
Effect of exchange rates on cash and cash equivalents	—	—	(1,865)	—	(1,865)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(307,259)	12	(6,081)	—	(313,328)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,439,619	$42,385	$28,022	$—	$1,510,026

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,255	$75,175	$(10,403)	$(64,298)	$9,729
Adjustments to reconcile net income (loss) to net cash flows from operating activities	22,394	80,566	12,257	64,298	179,515
Net cash flows from operating activities	31,649	155,741	1,854	—	189,244
Cash flows from investing activities:
Purchases of marketable investment securities	(992)	—	—	—	(992)
Sales and maturities of marketable investment securities	118,648	—	—	—	118,648
Expenditures for property and equipment	—	(141,385)	(33,959)	—	(175,344)
Expenditures for externally marketed software	—	(17,119)	—	—	(17,119)
Investment in subsidiary	(36,000)	(39,025)	—	75,025	—
Net cash flows from investing activities	81,656	(197,529)	(33,959)	75,025	(74,807)
Cash flows from financing activities:
Proceeds from capital contributions from parent	—	36,000	39,025	(75,025)	—
Repayment of debt and capital lease obligations	—	(15,648)	(1,463)	—	(17,111)
Advances from affiliates	—	—	(36)	—	(36)
Payment of in-orbit incentive obligations	—	(3,194)	—	—	(3,194)
Other, net	426	—	886	—	1,312
Net cash flows from financing activities	426	17,158	38,412	(75,025)	(19,029)
Effect of exchange rates on cash and cash equivalents	—	—	925	—	925
Net increase (decrease) in cash and cash equivalents, including restricted amounts	113,731	(24,630)	7,232	—	96,333
Cash and cash equivalents, including restricted amounts, beginning of period	1,991,949	53,905	25,833	—	2,071,687
Cash and cash equivalents, including restricted amounts, end of period	$2,105,680	$29,275	$33,065	$—	$2,168,020

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For The Six Months Ended June 30,
	2018	2017
Property and equipment financed under capital lease obligations	$123	$8,189
Decrease in capital expenditures included in accounts payable, net	$(1,158)	$(2,120)
Transfer of launch service contracts from (to) EchoStar	$—	$(145,114)
Contribution of noncash net assets pursuant to Share Exchange Agreement (Note 1)	$—	$219,662
Noncash net assets exchanged for HSS Tracking Stock (Note 1)	$—	$(190,221)
Capitalized in-orbit incentive obligations	$—	$31,000
Contribution of EchoStar XIX satellite	$—	$514,448

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $0.8 million and $0.8 million, respectively, for the six months ended June 30, 2018 and $0.7 million and $0.8 million, respectively, for the six months ended June 30, 2017.  These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of June 30, 2018 and December 31, 2017, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $96.6 million and $99.3 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $103.6 million as of June 30, 2018 and related amortization expense totaled $20.7 million and $40.7 million for the three and six months ended June 30, 2018, respectively.

Unamortized contract fulfillment costs totaled $3.3 million as of June 30, 2018 and related amortization expense was de minimis for the three and six months ended June 30, 2018.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of sales	$6,290	$6,785	$12,888	$13,686
Research and development	$6,647	$7,437	$13,784	$15,142

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

As of June 30, 2018 and December 31, 2017, the net carrying amount of externally marketed software was $91.9 million and $88.1 million, respectively, of which $28.3 million and $19.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $7.9 million and $6.3 million for the three months ended June 30, 2018 and 2017, respectively, and $15.0 million and $17.1 million for the six months ended June 30, 2018 and 2017, respectively.  We recorded amortization expense relating to the development of externally marketed software of $5.6 million and $5.3 million for the three months ended June 30, 2018 and 2017, respectively, and $11.1 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. The weighted average useful life of our externally marketed software was approximately four years as of June 30, 2018.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States (“U.S.”) dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of satellite service operations, video delivery services, broadband satellite technologies and broadband internet services for home and small office customers. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers. We primarily operate in two business segments, which are differentiated primarily by their operational focus: Hughes and EchoStar Satellite Services (“ESS”). These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

On January 31, 2017, EchoStar and certain of its and our subsidiaries, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with DISH Network Corporation (“DISH”) and certain of its subsidiaries. Pursuant to the Share Exchange Agreement, on February 28, 2017, among other things, EchoStar and certain of its and our subsidiaries received all of the shares of the Hughes Retail Preferred Tracking Stock issued by EchoStar Corporation (the “EchoStar Tracking Stock”) and the Hughes Retail Preferred Tracking Stock issued by us (the “HSS Tracking Stock”, together with the EchoStar Tracking Stock, the “Tracking Stock”) in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). EchoStar’s former EchoStar Technologies businesses designed, developed and distributed secure end-to-end video technology solutions (including digital set-top boxes and related products and technology), primarily for satellite television service providers and telecommunication companies, and provided digital broadcast operations (including satellite uplinking/downlinking, transmission services, signal processing, conditional access management, and other services). The Tracking Stock tracked the economic performance of the residential retail satellite broadband business of our Hughes segment, including certain operations, assets and liabilities attributed to such business (collectively, the “Hughes Retail Group”), and represented an aggregate 80.0% economic interest in the Hughes Retail Group. Following the consummation of the Share Exchange, EchoStar no longer operates the EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

Consolidated Results of Operations for the six months ended June 30, 2018

•	Revenue of $1.03 billion

•	Operating income of $179.4 million

•	Net income of $61.1 million

•	Net income attributable to HSS of $60.2 million

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $451.7 million (see reconciliation of this non-GAAP measure on page 57)

Consolidated Financial Condition as of June 30, 2018

•	Total assets of $6.90 billion

•	Total liabilities of $4.54 billion

•	Total shareholders’ equity of $2.36 billion

•	Cash, cash equivalents and current marketable investment securities of $2.50 billion

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

The Hughes segment currently uses capacity from our three satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. In December 2016, EchoStar launched the EchoStar XIX satellite, a high throughput geostationary satellite employing a multi-spot beam, bent pipe Ka-band architecture. EchoStar contributed the EchoStar XIX satellite to us in February 2017. The EchoStar XIX satellite provides capacity for: (i) consumer subscriber growth; (ii) the Hughes broadband services to our customers in North America; (iii) certain Central and South American countries; and (iv) aeronautical and enterprise broadband services. While new satellite launches are expected to provide additional capacity for subscriber growth, we also manage subscriber growth across our existing satellite platform.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of EchoStar XXIV, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted authorization to construct, deploy and operate the EchoStar XXIV satellite, which we expect to use to provide fixed satellite services throughout North, South and Central America. Capital expenditures associated with the construction and launch of this satellite are included in EchoStar’s Corporate and Other in its segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DNLLC, among other things: (i) has the right, but not the obligation, to market, promote

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

and solicit orders and upgrades for the Hughes satellite internet service (“Hughes service”) and related equipment and other telecommunication services, and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the Hughes Broadband MSA, we have not earned, and do not expect to earn in the future, significant equipment revenue from our distribution agreement with dishNET Satellite Broadband L.L.C., a wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue – DISH Network in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, a subsidiary of EchoStar made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. In November 2017, we began the production of OneWeb’s ground network system equipment and delivered initial gateway equipment in the first half of 2018. We expect to deliver additional equipment in the second half of 2018 and thereafter.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite, which was launched in March 2016. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location. This satellite was launched in July 2018 and is expected to be placed in service during the fourth quarter of 2018. It is expected to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. During the third quarter of 2017, we began to provide consumer satellite broadband service in Colombia and we expect to launch similar services in various other Central and South American countries in the fourth quarter of 2018 and thereafter.

As of June 30, 2018 and December 31, 2017, our Hughes segment had approximately 1,298,000 and 1,208,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services in North and South America through retail, wholesale and small/medium enterprise service channels. Our total gross subscriber additions for the second quarter of 2018 decreased by approximately 24,000 compared to the first quarter of 2018. Our average monthly subscriber churn percentage for the second quarter of 2018 increased slightly compared to the first quarter of 2018.  Our total net subscriber additions were approximately 31,000 for the quarter ended June 30, 2018 compared to approximately 59,000 for the quarter ended March 31, 2018. The decrease in the net subscriber additions was primarily due to lower gross subscriber additions during the second quarter of 2018 compared to the first quarter of 2018.

 As of June 30, 2018 and December 31, 2017, our Hughes segment had approximately $1.56 billion and $1.62 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is a global provider of satellite service operations and video delivery services. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the FSS industry, has encountered and may continue to encounter negative pressure on transponder rates and demand.

We provide satellite service operations and video delivery services on a full-time and occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), U.S. government service providers, internet service providers, broadcast news organizations, programmers and private enterprise customers. ESS also manages satellite operations for certain satellites owned by DISH Network.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment. Therefore, the results of operations

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements. DISH Network’s capacity requirements have been driven by the migration of programming to high-definition television and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. DISH Network’s satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. The agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018 and DISH Network did not renew the agreement. As a result, we expect a $42.8 million annualized decrease in our revenue. We are exploring other opportunities to utilize this satellite in the future.

In August 2014, we entered into: (i) a contract with Airbus Defence and Space SAS for the construction of the EchoStar 105/SES-11 satellite with C-, Ku- and Ka-band payloads; (ii) an agreement with SES Satellite Leasing Limited for the procurement of the related launch services; and (iii) an agreement with SES Americom Inc. pursuant to which we transferred the title to the payloads to two affiliates of SES Americom Inc. We retained the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. The EchoStar 105/SES-11 satellite was launched in October 2017 and placed into service in November 2017 at the 105 degree west longitude orbital location. Our Ku-band payload on the EchoStar 105/SES-11 satellite replaced and augments the capacity we had on the AMC-15 satellite, resulting in additional sales capacity. We transferred activities from the AMC-15 satellite to the EchoStar 105/SES-11 satellite in the fourth quarter of 2017 and our agreement for satellite services on certain transponders on the AMC-15 satellite terminated according to its terms in December 2017.

We are pursuing other opportunities such as providing value added services such as telemetry, tracking and control (“TT&C”) services to third parties, which leverage the ground monitoring networks and personnel currently within our ESS segment.

As of June 30, 2018 and December 31, 2017, our ESS segment had contracted revenue backlog, including lease revenue attributable to satellites currently in orbit of approximately $985.1 million and $1.16 billion, respectively.

New Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons and High Altitude Platform Systems are playing significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment and commerce in North America and internationally for consumers, as well as aeronautical, enterprise and government customers. We are tracking closely the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions and other strategic initiatives, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property and strengthen our relationships with our customers. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

We are not aware of any cyber-attacks with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the six months ended June 30, 2018. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$197,754	$222,411	$(24,657)	(11.1)
Services and other revenue - other	739,449	555,278	184,171	33.2
Equipment revenue	93,288	114,694	(21,406)	(18.7)
Total revenue	1,030,491	892,383	138,108	15.5
Costs and expenses:
Cost of sales - services and other	297,878	271,578	26,300	9.7
% of total services and other revenue	31.8%	34.9%
Cost of sales - equipment	80,936	94,483	(13,547)	(14.3)
% of total equipment revenue	86.8%	82.4%
Selling, general and administrative expenses	188,025	160,493	27,532	17.2
% of total revenue	18.2%	18.0%
Research and development expenses	13,784	15,142	(1,358)	(9.0)
% of total revenue	1.3%	1.7%
Depreciation and amortization	270,426	236,963	33,463	14.1
Total costs and expenses	851,049	778,659	72,390	9.3
Operating income	179,442	113,724	65,718	57.8

Other income (expense):
Interest income	25,665	12,927	12,738	98.5
Interest expense, net of amounts capitalized	(128,535)	(121,213)	7,322	6.0
Gains (losses) on investments, net	117	(1,575)	1,692	*
Other, net	2,584	1,775	809	45.6
Total other expense, net	(100,169)	(108,086)	7,917	(7.3)
Income before income taxes	79,273	5,638	73,635	*
Income tax benefit (provision)	(18,199)	4,091	(22,290)	*
Net income	61,074	9,729	51,345	*
Less: Net income attributable to noncontrolling interests	842	474	368	77.6
Net income attributable to HSS	$60,232	$9,255	$50,977	*

Other data:
EBITDA (2)	$451,727	$350,413	$101,314	28.9
Subscribers, end of period	1,298,000	1,085,000	213,000	19.6
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 59 and 60 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 57. For further information on our use of EBITDA see Explanation of Key Metrics and Other Items on page 60.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  Services and other revenue — DISH Network totaled $197.8 million for the six months ended June 30, 2018, a decrease of $24.7 million or 11.1%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2018 decreased by $17.9 million, or 39.3%, to $27.6 million compared to the same period in 2017.  The decrease was primarily attributable to a decrease in wholesale consumer broadband subscribers.

Services and other revenue - DISH Network from our ESS segment for the six months ended June 30, 2018 decreased by $7.4 million, or 4.2%, to $166.7 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $5.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $2.3 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Services and other revenue — other.  Services and other revenue — other totaled $739.4 million for the six months ended June 30, 2018, an increase of $184.2 million, or 33.2%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2018 increased by $174.3 million, or 32.8%, to $706.2 million compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services to our consumer and enterprise customers of $147.0 million and $24.0 million, respectively.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2018 increased by $0.9 million, or 3.5%, to $25.5 million compared to the same period in 2017.  The increase was due to a net increase in transponder services provided.

Equipment revenue.  Equipment revenue totaled $93.3 million for the six months ended June 30, 2018, a decrease of $21.4 million or 18.7%, compared to the same period in 2017 primarily from our Hughes segment.  The decrease was mainly due to a decrease in hardware sales of $17.8 million to our enterprise customers and $3.4 million to our consumer customers.

Cost of sales — services and other.  Cost of sales — services and other totaled $297.9 million for the six months ended June 30, 2018, an increase of $26.3 million or 9.7%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the six months ended June 30, 2018 increased by $35.4 million, or 14.8%, to $274.5 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the six months ended June 30, 2018 decreased by $10.2 million, or 31.3%, to $22.4 million compared to the same period in 2017.  The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Cost of sales - equipment.  Cost of sales - equipment totaled $80.9 million for the six months ended June 30, 2018, a decrease of $13.5 million or 14.3%, compared to the same period in 2017 primarily from our Hughes segment. The decrease was primarily attributable to a decrease in hardware sales provided to our consumer and enterprise customers.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $188.0 million for the six months ended June 30, 2018, an increase of $27.5 million or 17.2%, compared to the same period in 2017. The increase was primarily due to higher marketing and promotional costs from our Hughes segment of $29.2 million mainly associated with our consumer business.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  Depreciation and amortization expenses totaled $270.4 million for the six months ended June 30, 2018, an increase of $33.5 million or 14.1%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of: (i) $21.6 million relating to our customer rental equipment, (ii) $13.1 million relating to the EchoStar XIX and EchoStar 105/SES-11 satellites that were placed into service in the first and fourth quarters of 2017, (iii) $6.9 million relating to machinery and equipment and (iv) an increase of 2.5 million in amortization expense relating to the development of externally marketed software. The increases were partially offset by a decrease of $7.5 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  Interest income totaled $25.7 million for the six months ended June 30, 2018, an increase of $12.7 million or 98.5%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $128.5 million for the six months ended June 30, 2018, an increase of $7.3 million or 6.0%, compared to the same period in 2017.  The increase was primarily due to a decrease of $8.7 million in capitalized interest relating to the EchoStar XIX and EchoStar 105/SES-11 satellites that were placed into service in the first and fourth quarters of 2017, respectively.

Gains (losses) on investments, net. Gains (losses) on investments, net totaled $0.1 million in gains for the six months ended June 30, 2018 compared to $1.6 million for the six months ended June 30, 2017.  The change of $1.7 million was primarily due to an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in 2017 and $1.7 million gain on our trading securities in 2017.

Other, net.  Other, net totaled $2.6 million in income for the six months ended June 30, 2018, an increase of $0.8 million or 45.6%, compared to the same period in 2017. The increase was primarily related to a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018. The increases were partially offset by an unfavorable foreign exchange impact of $8.8 million.

Income tax benefit (provision).  Income tax provision was $18.2 million for the six months ended June 30, 2018 compared to an income tax benefit of $4.1 million for the six months ended June 30, 2017. Our effective income tax rate was 23.0% and (72.6)% for the six months ended June 30, 2018 and 2017, respectively. The variations in our current year effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, increase in our valuation allowance associated with certain foreign losses, and the change in our valuation allowance associated with net unrealized losses that are capital in nature. For the six months ended June 30, 2017, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.

Net income attributable to HSS.  Net income attributable to HSS was $60.2 million for the six months ended June 30, 2018, an increase of $51.0 million, compared to the same period in 2017.  The increase was primarily due to an increase in operating income, including depreciation and amortization, of $65.7 million, an increase in interest income of $12.7 million and an increase of $1.7 million in gains on investments, net of losses and impairment. These increases were partially offset by an increase of $22.3 million in income tax provision and an increase of $7.3 million in interest expense, net of amounts capitalized.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$61,074	$9,729	$51,345	*

Interest income and expense, net	102,870	108,286	(5,416)	(5.0)
Income tax provision (benefit)	18,199	(4,091)	22,290	*
Depreciation and amortization	270,426	236,963	33,463	14.1
Net income attributable to noncontrolling interests	(842)	(474)	368	77.6
EBITDA	$451,727	$350,413	$101,314	28.9
*    Percentage is not meaningful.

EBITDA was $451.7 million for the six months ended June 30, 2018, an increase of $101.3 million or 28.9%, compared to the same period in 2017. The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $99.2 million.

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the six months ended June 30, 2018
Total revenue	$827,124	$192,178	$11,189	$1,030,491
Capital expenditures (1)	$174,802	$(76,682)	$—	$98,120
EBITDA	$288,847	$166,633	$(3,753)	$451,727
For the six months ended June 30, 2017
Total revenue	$692,082	$198,692	$1,609	$892,383
Capital expenditures	$162,196	$13,148	$—	$175,344
EBITDA	$210,876	$163,528	$(23,991)	$350,413

Capital expenditures in the table above are net of refunds and other receipts related to property and equipment.

Hughes Segment

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$827,124	$692,082	$135,042	19.5
Capital expenditures	$174,802	$162,196	$12,606	7.8
EBITDA	$288,847	$210,876	$77,971	37.0

Total revenue for the six months ended June 30, 2018 increased by $135.0 million, or 19.5%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services to our consumer and enterprise customers of $147.0 million and $24.0 million, respectively. The increase was partially offset by a decrease in hardware sales of: (i) $17.9 million to our wholesale consumer broadband subscribers (ii) $17.8 million to our enterprise customers and (iv) $3.4 million to our consumer customers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Capital expenditures for the six months ended June 30, 2018 increased by $12.6 million, or 7.8%, compared to the same period in 2017, primarily due to increases in capital expenditures relating to our consumer business of $14.8 million, our enterprise business of $13.1 million and our EchoStar XXIV satellite of $4.5 million. The increases were partially offset by a decrease of $21.0 million in capital expenditures associated with our EUTELSAT 65W, Telesat T19V, EchoStar XIX and EchoStar XXI satellites.

EBITDA for the six months ended June 30, 2018 was $288.8 million, an increase of $78.0 million, or 37.0%, compared to the same period in 2017.  The increase was primarily due to an increase of $113.0 million in gross margin and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in the first quarter of 2017. The increase was partially offset by higher marketing and promotional costs of $29.2 million mainly associated with our consumer business and an unfavorable foreign exchange impact of $8.7 million in the first half of 2018 compared to the same period in 2017.

ESS Segment

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$192,178	$198,692	$(6,514)	(3.3)
Capital expenditures	$(76,682)	$13,148	$(89,830)	*
EBITDA	$166,633	$163,528	$3,105	1.9
* Percentage is not meaningful.

Total revenue for the six months ended June 30, 2018 decreased by $6.5 million, or 3.3%, compared to the same period in 2017. The decrease was attributable to revenue reduction of (i) $5.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017 and (ii) $2.3 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network.

Capital expenditures for the six months ended June 30, 2018 decreased by $89.8 million compared to the same period in 2017, primarily reflect a reimbursement of $77.5 million and the launch of the EchoStar 105/SES-11 satellite in the fourth quarter of 2017.

EBITDA for the six months ended June 30, 2018 was $166.6 million, an increase of $3.1 million, or 1.9%, compared to the same period in 2017.  The increase was primarily due to a decrease in satellite services costs of $9.7 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017. The increase in EBITDA was partially offset by the decrease in ESS segment total revenue of $6.5 million in the first half of 2018 compared to the same period in 2017.

Corporate and Other

	For the six months ended June 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$11,189	$1,609	$9,580	*
Capital expenditures	$—	$—	$—	*
EBITDA	$(3,753)	$(23,991)	$20,238	(84.4)
* Percentage is not meaningful.

Total revenue for the six months ended June 30, 2018 increase by $9.6 million compared to the same period in 2017. The increase was primarily due to the services and lease equipment we provide to subsidiaries of EchoStar to support

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

the EchoStar Mobile Limited business, a subsidiary of EchoStar that provides mobile satellite services and complementary ground component services covering the entire European Union using S-band spectrum.

For the six months ended June 30, 2018, EBITDA was a loss of $3.8 million, an increase of $20.2 million, or 84.4%, compared to the same period in 2017.  The change in EBITDA was primarily due to an increase in operating income, excluding depreciation and amortization, of $11.3 million and a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue — DISH Network.  Services and other revenue — DISH Network primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network.  Services and other revenue — DISH Network also includes subscriber wholesale service fees for the Hughes service sold to dishNET Satellite Broadband L.L.C.

Services and other revenue — other.  Services and other revenue— other primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services.  Services and other revenue — other also includes revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Equipment revenue.  Equipment revenue primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets and sales of satellite broadband equipment and related equipment, related to the Hughes service, to DISH Network.

Cost of sales — services and other.  Cost of sales — services and other primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services.  Cost of sales — services and other also includes the costs associated with satellite and transponder leases and services, TT&C, professional services, facilities rental costs, and other services provided to our customers, including DISH Network.

Cost of sales — equipment.  Cost of sales — equipment consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets, and to DISH Network. Cost of sales - equipment also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar, DISH Network and other third parties.

Research and development expenses.  Research and development expenses primarily includes costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Interest income.  Interest income primarily includes interest earned on our cash, cash equivalents and marketable investment securities, including premium amortization and discount accretion on debt securities.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized primarily includes interest expense associated with our debt and capital lease obligations (net of capitalized interest) and amortization of debt issuance costs.

Gains (losses) on investments, net. Gains (losses) on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities and adjustments to the carrying amount of investments in unconsolidated entities resulting from impairments and observable price changes.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Other, net.  Other, net primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities, equity in earnings of unconsolidated affiliates, and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

EBITDA. EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax provision (benefit), net, Depreciation and amortization, and Net income (loss) attributable to noncontrolling interests.  EBITDA is not a measure determined in accordance with U.S. GAAP.  This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above.  EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP.  EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors.  Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance.  Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors, and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 12 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors.  Except as provided below, for the six months ended June 30, 2018, there were no material changes in our risk factors as previously disclosure.

Recent developments with respect to trade policies, trade agreements, tariffs and related government regulations could increase our costs, limit the amount of components we can import, decrease demand for certain of our products and have a material adverse impact on our business, financial condition and results of operations.

We source certain parts, components and items used in our products from manufacturers located outside of the United States (“U.S.”) and we sell certain of our products to customers located outside of the U.S.  The current U.S. administration has voiced concerns about imports from countries as potentially engaging in unfair trade practices, has increased tariffs on certain goods imported into the U.S. from those countries, including China and other countries from which we import components or raw materials, and has raised the possibility of imposing significant additional tariff increases. The announcement of tariffs on imported products by the U.S. has triggered actions from certain foreign governments, including China, and may trigger additional actions by those and other foreign governments, potentially resulting in a “trade war”.  A trade war of this nature or other governmental action related to tariffs, government regulations, or international trade agreements or policies could materially increase the cost of certain products we import, impact or limit the availability of such products, require us to change our manufacturers, and/or decrease demand for certain of our products, any or all of which could have a material adverse impact on our business, financial condition and results of operations.

We may be exposed to financial and reputational damage to our business by cybersecurity incidents.

We and third parties with whom we work face a constantly developing landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyber-attacks, including but not limited to the use of stolen access credentials, social engineering, malware, ransomware, phishing, insider threats, structured query language injection attacks and distributed denial-of-service attacks. Cybersecurity incidents such as these have increased significantly in quantity and severity and are expected to continue to increase. Additionally, the risk of cyber-attacks and compromises may increase as we expand our business into other areas of the world outside of North America, some of which are still developing mature cybersecurity infrastructures. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•
remediation costs, such as liability for stolen assets or information, repairs of system damage and/or incentives to customers or business partners in an effort to maintain relationships after an attack;

•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants;

•	increased liability due to financial or other harm inflicted on our partners;

•	lost revenues resulting from attacks on our satellites or technology, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including regulatory actions by state, federal and international regulators; and

•	loss of or damage to reputation.

Our business is subject to varying degrees of regulation that include programs designed to review our protections against cybersecurity incidents. If it is determined that our systems do not reasonably protect our partners’ assets and data and/or that we have violated these regulations, we could be subject to enforcement activity and sanctions.

We regularly review and revise our internal cybersecurity policies and procedures, invest in and maintain internal and external cybersecurity teams and systems and software to detect, deter, prevent and/or mitigate cyber-attacks and review, modify and supplement our defenses through the use of various services, programs and outside vendors. It is impossible, however, for us to know when or if any particular cyber-attack may arise or the impact on our business and operations of any such incident. We expect to continue to incur increasing costs in preparing our infrastructure and maintaining it to resist any such attacks. There can be no assurance that we can successfully detect, deter, prevent or mitigate the effects of cyber-attacks, any of which could have a material adverse effect on our business, costs, operations, prospects, results of operation or financial position.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.         OTHER INFORMATION

On August 7, 2018, EchoStar issued a press release (the “Press Release”) announcing its financial results for the three and six months ended June 30, 2018. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

Tax Sharing Agreement

On August 3, 2018, EchoStar and DISH amended (the “Amendment”) the tax sharing agreement entered into between EchoStar and DISH in December 2007 and related arrangements (collectively, the “Tax Sharing Agreement”). Under the Amendment, DISH and its subsidiaries is required to compensate EchoStar for certain past and future excess California research and development tax credits generated by EchoStar and its subsidiaries and used by DISH and its subsidiaries.

A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. In addition, EchoStar and DISH and their subsidiaries are parties to certain agreements pursuant to which they obtain certain products, services and rights from each other. For more information, see Note 15 in the notes to consolidated financial statements in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 14 in the notes to condensed consolidated financial statements in Item 1 of this Form 10-Q.

ITEM 6.         EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated August 7, 2018 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 7, 2018	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)