Form 10-Q
period 2018-09-30
Hughes Satellite Systems Corp
filed 2018-11-08
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

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

As of October 31, 2018, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (unaudited)	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2018 and 2017 (unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Narrative Analysis of Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*
Item 4.	Controls and Procedures	64

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
	Signatures	69

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•
significant risks related to the construction, launch and operation of our satellites, such as the risk of not being able to timely complete the construction of or material malfunction on one or more of our satellites, risks resulting from potentially missing our regulatory milestones, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	September 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,361,555	$1,822,561
Marketable investment securities, at fair value	1,202,490	455,602
Trade accounts receivable and contract assets, net (Note 3)	217,481	196,840
Trade accounts receivable - DISH Network	10,588	38,641
Inventory	70,061	83,595
Prepaids and deposits	41,834	38,797
Advances to affiliates, net	100,730	114,858
Other current assets	17,199	91,544
Total current assets	3,021,938	2,842,438
Noncurrent assets:
Property and equipment, net	2,643,471	2,753,098
Regulatory authorizations	465,658	465,658
Goodwill	504,173	504,173
Other intangible assets, net	47,609	58,582
Investments in unconsolidated entities	30,301	30,587
Other noncurrent assets, net	252,085	202,814
Total noncurrent assets	3,943,297	4,014,912
Total assets	$6,965,235	$6,857,350
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$116,741	$102,816
Trade accounts payable - DISH Network	456	3,769
Current portion of long-term debt and capital lease obligations	1,030,088	40,631
Advances from affiliates, net	929	477
Contract liabilities	74,135	65,959
Accrued interest	57,156	46,834
Accrued compensation	30,702	36,924
Accrued taxes	9,276	8,198
Accrued expenses and other	66,728	77,312
Total current liabilities	1,386,211	382,920
Noncurrent liabilities:
Long-term debt and capital lease obligations, net	2,582,819	3,594,213
Deferred tax liabilities, net	479,671	439,631
Advances from affiliates	33,522	33,715
Other noncurrent liabilities	104,868	107,627
Total noncurrent liabilities	3,200,880	4,175,186
Total liabilities	4,587,091	4,558,106
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued and outstanding at each of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at each of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	1,765,336	1,754,561
Accumulated other comprehensive loss	(91,077)	(52,822)
Accumulated earnings	689,160	582,683
Total HSS shareholders’ equity	2,363,419	2,284,422
Noncontrolling interests	14,725	14,822
Total shareholders’ equity	2,378,144	2,299,244
Total liabilities and shareholders’ equity	$6,965,235	$6,857,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Services and other revenue - DISH Network	$84,789	$108,264	$282,543	$330,675
Services and other revenue - other	393,220	310,973	1,132,669	866,251
Equipment revenue	56,846	59,125	150,134	173,819
Total revenue	534,855	478,362	1,565,346	1,370,745

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	151,047	142,070	448,925	413,648
Cost of sales - equipment (exclusive of depreciation and amortization)	46,318	47,644	127,254	142,127
Selling, general and administrative expenses	97,675	83,512	285,700	244,005
Research and development expenses	6,544	8,302	20,328	23,444
Depreciation and amortization	138,951	127,915	409,377	364,878
Total costs and expenses	440,535	409,443	1,291,584	1,188,102
Operating income	94,320	68,919	273,762	182,643

Other income (expense):
Interest income	15,697	8,321	41,362	21,248
Interest expense, net of amounts capitalized	(65,090)	(60,783)	(193,625)	(181,996)
Gains and losses on investments, net	145	—	262	(1,575)
Equity in earnings of unconsolidated affiliate	992	1,948	3,722	5,298
Other, net	(3,618)	1,804	(3,764)	229
Total other expense, net	(51,874)	(48,710)	(152,043)	(156,796)
Income before income taxes	42,446	20,209	121,719	25,847
Income tax provision	(13,526)	(8,726)	(31,725)	(4,635)
Net income	28,920	11,483	89,994	21,212
Less: Net income attributable to noncontrolling interests	450	532	1,292	1,006
Net income attributable to HSS	$28,470	$10,951	$88,702	$20,206

Comprehensive income:
Net income	$28,920	$11,483	$89,994	$21,212
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,460)	8,571	(39,874)	13,956
Unrealized gains on available-for-sale securities and other	(117)	(66)	(199)	(1,577)
Amounts reclassified to net income:
Realized gains on available-for-sale securities	(1)	—	(4)	—
Other-than-temporary impairment loss on available-for-sale securities	—	—	—	3,298
Total other comprehensive income (loss), net of tax	(9,578)	8,505	(40,077)	15,677
Comprehensive income	19,342	19,988	49,917	36,889
Less: Comprehensive income (loss) attributable to noncontrolling interests	(140)	532	(97)	1,006
Comprehensive income attributable to HSS	$19,482	$19,456	$50,014	$35,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, June 30, 2017	$1,772,142	$(53,547)	$295,968	$13,304	$2,027,867
Stock-based compensation	1,359	—	—	—	1,359
Other	(182)	—	—	—	(182)
Other comprehensive income	—	8,505	—	—	8,505
Net Income	—	—	10,951	532	11,483
Balance, September 30, 2017	$1,773,319	$(45,042)	$306,919	$13,836	$2,049,032

Balance, June 30, 2018	$1,764,131	$(82,089)	$660,690	$14,865	$2,357,597
Stock-based compensation	1,425	—	—	—	1,425
Other	(220)	—	—	—	(220)
Other comprehensive loss	—	(8,988)	—	(590)	(9,578)
Net income	—	—	28,470	450	28,920
Balance, September 30, 2018	$1,765,336	$(91,077)	$689,160	$14,725	$2,378,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, January 1, 2017	$1,516,199	$(60,719)	$286,713	$12,830	$1,755,023
Stock-based compensation	3,839	—	—	—	3,839
Transfer of launch service contracts to EchoStar	(145,114)	—	—	—	(145,114)
Contribution of EchoStar XIX satellite, net of deferred tax	369,263	—	—	—	369,263
Contribution of noncash net assets pursuant to Share Exchange Agreement (Note 1)	219,662	—	—	—	219,662
Exchange of noncash net assets for HSS Tracking Stock (Note 1)	(190,221)	—	—	—	(190,221)
Other comprehensive income	—	15,677	—	—	15,677
Net Income	—	—	20,206	1,006	21,212
Other	(309)	—	—	—	(309)
Balance, September 30, 2017	$1,773,319	$(45,042)	$306,919	$13,836	$2,049,032

Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of adoption of ASU 2014-09 and ASU 2016-01 as of January 1, 2018 (Note 2)	—	433	17,775	—	18,208
Balance, January 1, 2018	1,754,561	(52,389)	600,458	14,822	2,317,452
Stock-based compensation	4,108	—	—	—	4,108
Capital contribution from EchoStar Corporation	7,125	—	—	—	7,125
Other comprehensive loss	—	(38,688)		(1,389)	(40,077)
Net income	—	—	88,702	1,292	89,994
Other	(458)	—	—	—	(458)
Balance, September 30, 2018	$1,765,336	$(91,077)	$689,160	$14,725	$2,378,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$89,994	$21,212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	409,377	364,878
Equity in earnings of unconsolidated affiliate	(3,722)	(5,298)
Amortization of debt issuance costs	5,910	5,479
Gains and losses on investments, net	(259)	1,575
Stock-based compensation	4,108	3,839
Deferred tax provision	29,345	2,202
Dividends received from unconsolidated entity	5,000	15,000
Proceeds from sale of trading securities	—	8,922
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(35,776)	(7,792)
Advances to and from affiliates, net	10,596	3,148
Trade accounts receivable - DISH Network	28,053	(26,645)
Inventory	10,667	(30,313)
Other current assets	(6,660)	(2,330)
Trade accounts payable	3,669	13,418
Trade accounts payable - DISH Network	(3,313)	—
Accrued expenses and other	14,979	20,346
Changes in noncurrent assets and noncurrent liabilities, net	(13,561)	(18,747)
Other, net	7,223	952
Net cash flows from operating activities	555,630	369,846
Cash flows from investing activities:
Purchases of marketable investment securities	(1,546,479)	(170,158)
Sales and maturities of marketable investment securities	799,250	151,141
Expenditures for property and equipment	(286,223)	(291,975)
Refunds and other receipts related to property and equipment	77,524	—
Expenditures for externally marketed software	(24,568)	(25,447)
Payment for satellite launch services	(7,125)	—
Other	(991)	—
Net cash flows from investing activities	(988,612)	(336,439)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(27,764)	(25,787)
Advances from (to) affiliates, net	—	(36)
Capital contribution from EchoStar Corporation	7,125	—
Repayment of in-orbit incentive obligations	(4,048)	(4,583)
Other, net	—	1,072
Net cash flows from financing activities	(24,687)	(29,334)
Effect of exchange rates on cash and cash equivalents	(3,350)	923
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(461,019)	4,996
Cash and cash equivalents, including restricted amounts, beginning of period	1,823,354	2,071,687
Cash and cash equivalents, including restricted amounts, end of period	$1,362,335	$2,076,683

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$176,228	$163,661
Cash paid for income taxes	$2,998	$2,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of broadband satellite technologies, broadband internet services for home and small office customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers.

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network, Dish Mexico, S. de R.L. de C.V., a joint venture EchoStar entered into in 2008 (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

We base our estimates and assumptions on historical experience, observable market inputs and on various other factors that we believe to be relevant under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results may differ from previously estimated amounts, and such differences may be material to our financial statements. Additionally, changing economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. We review our estimates and assumptions periodically and the effects of revisions thereto are reflected in the period they occur or prospectively if the revised estimate affects future periods.

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

•
Level 2 - Defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•
Level 3 - Defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

Fair values of our marketable investment securities are based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements, as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Fair values for our outstanding debt (see Note 10) are based on quoted market prices in less active markets and are categorized as Level 2 measurements. Additionally, we use fair value measurements from time to time in connection with asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy.

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels for each of the nine month periods ended September 30, 2018 and 2017.

As of September 30, 2018 and December 31, 2017, the carrying amounts of our cash and cash equivalents, trade and other receivables, net of allowance for doubtful accounts, accounts payable and accrued liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

Hughes

Our Hughes segment provides various communication and networking services to consumer and enterprise customers in both domestic and international markets. Our service contracts typically obligate us to provide substantially the same services on a recurring basis in exchange for fixed recurring fees over the term of the contract. We satisfy such performance obligations over time and generally recognize revenue ratably as services are rendered over the service period. Certain of our contracts with service obligations provide for fees based on usage, capacity or volume. We satisfy these performance obligations and generally recognize the related revenue at the point in time or over the period when the services are rendered. Our Hughes segment also sells and leases communications equipment to its customers. Revenue from equipment sales generally is recognized upon shipment of the equipment. Our equipment sales contracts typically include standard product warranties, but generally do not provide for returns or refunds. Revenue for extended warranties is generally recognized ratably over the extended warranty period. For contracts with multiple performance obligations, we typically allocate the contract’s transaction price to each performance obligation based on their relative standalone selling prices. When the standalone selling price is not observable, our primary method used to estimate standalone selling price is the expected cost plus a margin. Our contracts generally require customer payments to be made at or shortly after the time we transfer control of goods or perform the services.

In addition to equipment and service offerings, our Hughes segment also enters into long-term contracts to design, develop, construct and install complex telecommunication networks to customers in its enterprise and mobile satellite systems markets. Revenue from such contracts is generally recognized over time at a measure of progress that depicts the transfer of control of the goods or services to the customer. Depending on the nature of the arrangement, we measure progress toward contract completion using an appropriate input method or output method. Under the input method, we recognize the transaction price as revenue based on the ratio of costs incurred to estimated total costs at completion. Under the output method, revenue and cost of sales are recognized as products are delivered based on the expected profit for the entire agreement. Profit margins on long-term contracts generally are based on estimates of revenue and costs at completion. We review and revise our estimates periodically and recognize related adjustments in the period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified. We generally receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment.

ESS

Our ESS segment provides satellite operations through leasing arrangements and satellite services on a full-time and/or occasional-use basis to DISH Network and Dish Mexico, as well as government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. Our ESS segment also provides telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and technical consulting services that are billed by the hour. Generally, our service contracts with customers contain a single performance obligation and therefore there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

Other

Sales and Value Added Taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue.

Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost after control over a product has transferred to the customer and are included in Cost of sales - equipment at the time of shipment.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Contract Balances

Trade Accounts Receivable

Trade accounts receivable includes amounts billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under our customer contracts. Trade accounts receivable also includes amounts due from customers under our leasing arrangements. We make ongoing estimates relating to the collectibility of our trade accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make the required payments. In determining the amount of the allowance, we consider historical levels of credit losses and make judgments about the creditworthiness of our customers based on ongoing credit evaluations. Past due trade accounts receivable balances are written off when our internal collection efforts have been unsuccessful. Bad debt expense related to our trade accounts receivable and other contract assets is included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized under customer contracts and are included in Contract liabilities or Other noncurrent liabilities in our Condensed Consolidated Balance Sheets based on the timing of when we expect to recognize revenue. Contract liabilities include amounts that we referred to as deferred revenue in prior periods. We recognize contract liabilities as revenue after all revenue recognition criteria have been met.

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

Contract Fulfillment Costs

We recognize costs to fulfill a contract as an asset when the costs relate directly to a specific contract, the costs generate or enhance our resources that will be used in satisfying future performance obligations and the costs are expected to be recovered. We may incur such costs on certain contracts that require initial setup activities in advance of the transfer of goods or services to the customer. We amortize these costs in proportion to the revenue to which the costs relate. Unamortized contract fulfillment costs are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets and related amortization expense is included in Cost of sales - services and other in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

Internal-Use Software

Costs related to the procurement and development of software for internal-use are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of internal-use software are included in Property and equipment, net in our Condensed Consolidated Balance Sheets.

Externally Marketed Software

Costs related to the procurement and development of software for externally marketed software are capitalized and amortized using the straight-line method over the estimated useful life of the software, not in excess of five years. Capitalized costs of externally marketed software are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets. Externally marketed software generally is installed in the equipment we sell to customers. We conduct software program reviews for externally marketed capitalized software costs at least annually, or as events and circumstances warrant such a review, to determine if capitalized software development costs are recoverable and to ensure that costs associated with programs that are no longer generating revenue are expensed.

Marketable Investment Securities

Our marketable investment securities portfolio consists of investments in debt and equity instruments with readily determinable fair values.

Debt Securities

We classify all of our debt securities as available for sale based on our investment strategy for the securities. Generally, we recognize periodic changes in the difference between fair value and amortized cost in Unrealized gains on available-for-sale securities and other in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses upon sales of debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We use the first-in, first out method to determine the cost basis on sales of debt securities. Interest income from debt securities is reported in Interest income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We could realize proceeds from certain investments prior to their contractual maturity if we actually sell these securities before such maturity.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Equity Securities

Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. For available-for-sale securities, we recognized periodic changes in the difference between fair value and cost in Unrealized gains on available-for-sale securities and other in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses upon sale of available-for-sale securities were reclassified from other comprehensive income (loss) and recognized on the trade date in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We used the first-in, first-out method to determine the cost basis on sales of available-for-sale securities. For trading securities, we recognized periodic changes in the fair value of the securities in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments (the “New Investment Standard”), which established new requirements for investments in equity securities in ASC Topic 321, Investments - Equity Securities. Accordingly, beginning in 2018, we recognize periodic changes in the fair value of all of our equity securities with a readily determinable fair value that are not accounted for using the equity method in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We recognize dividend income on equity securities on the ex-dividend date and report such income in Other, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist of investments in equity securities that are not publicly traded and do not have readily determinable fair values.

Equity Method

We use the equity method to account for investments when we have the ability to exercise significant influence on the operating decisions of the investee. Such investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in Equity in earnings of unconsolidated affiliate in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of such investments may include a component of goodwill if the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the investee. Dividends received from equity method investees reduce the carrying amount of the investment. We defer, to the extent of our ownership interest in the investee, recognition of intra-entity profits on sales of equipment to the investee until the investee has charged the cost of the equipment to expense in a subsequent sale to a third party or through depreciation. In these circumstances, we report the gross amounts of revenue and cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and include the intra-entity profit eliminations within Equity in earnings of unconsolidated affiliate.

Other Investments

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

Impairment Considerations

We evaluate all of our investments in unconsolidated entities periodically to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. As part of our evaluation, we review available information such as business plans and current financial statements of these companies for factors that may indicate an impairment of our investments. Such factors may include, but are not

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

limited to, unprofitable operations, negative cash flow, material litigation, violations of debt covenants, bankruptcy and changes in business strategy. When we determine that an investment is impaired, we adjust the carrying amount of the investment to its estimated fair value and recognize the impairment loss in Gains and losses on investments, net.

Research and Development

Costs incurred in research and development activities are generally expensed as incurred. A significant portion of our research and development costs are incurred in connection with the specific requirements of a customer’s order. In such instances, the amounts for these customer funded development efforts are included in Cost of sales - equipment.

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

The primary impacts of the New Revenue Standard on our operating results relate to how we account for sales incentive costs. Historically, we charged sales incentives to expense as incurred, except for incentives related to the consumer business in our Hughes segment, which were initially deferred and subsequently amortized over the related service agreement term. Under the New Revenue Standard, we continue to defer incentives for our consumer business; however, we now amortize those incentives over the estimated customer life, which includes expected contract renewal periods. In addition, we now defer certain sales incentives related to other businesses in our Hughes segment and amortize those incentives over the related service agreement term. As a result of these changes, we have recognized additional contract assets on our Condensed Consolidated Balance Sheet and the costs generally are recognized as expenses over a longer period of time in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The adoption of the New Revenue Standard by one of our unconsolidated entities had a similar impact on our investment in the unconsolidated entity, which we account for using the equity method.

Additionally, on January 1, 2018, we prospectively adopted the applicable requirements of the New Investment Standard. The New Investment Standard substantially revises standards for the recognition, measurement and presentation of financial instruments, including requiring all equity investments, except for investments in consolidated subsidiaries and investments accounted for using the equity method, to be measured at fair value with changes in the fair value recognized through earnings. The New Investment Standard permits an entity to elect to measure an equity security without a readily determinable fair value at its cost, adjusted for changes resulting from impairments and observable price changes in orderly transactions for identical or similar securities of the same issuer. It also amends certain disclosure requirements associated with equity investments and the fair value of financial instruments. Upon adoption of the New Investment Standard on January 1, 2018, we recorded a $0.4 million charge to accumulated earnings to include net unrealized losses on our marketable equity securities then designated as available for sale, which previously were recorded in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. For our equity investments without a readily determinable fair value that were previously accounted for using the cost method, we have elected to measure such securities at cost, adjusted for impairments and observable price changes. We expect our future net income or loss to be more volatile as a result of these changes in accounting for our investments in equity securities that were previously accounted for as available for sal

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

e or using the cost method.

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

Our adoption of these standards impacted the referenced line items on our Condensed Consolidated Balance Sheet, Statement of Operations and Statements of Comprehensive Income (Loss) as follows:

	As of September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Balance Sheet		New Revenue Standard	New Investment Standard
	(In thousands)
Assets:
Trade accounts receivable and contract assets, net	$217,481	$8,511	$—	$225,992
Other current assets	$17,199	$(533)	$—	$16,666
Other noncurrent assets, net	$252,085	$(33,310)	$—	$218,775
Total assets	$6,965,235	$(25,332)	$—	$6,939,903
Liabilities:
Contract liabilities	$74,135	$971	$—	$75,106
Accrued expenses and other	$66,728	$(255)	$—	$66,473
Deferred tax liabilities, net	$479,671	$(4,902)	$—	$474,769
Other noncurrent liabilities	$104,868	$2,234	$—	$107,102
Total liabilities	$4,587,091	$(1,952)	$—	$4,585,139
Shareholders’ Equity:
Accumulated other comprehensive loss	$(91,077)	$—	$650	$(90,427)
Accumulated earnings	$689,160	$(23,380)	$(650)	$665,130
Total shareholders’ equity	$2,378,144	$(23,380)	$—	$2,354,764
Total liabilities and shareholders’ equity	$6,965,235	$(25,332)	$—	$6,939,903

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the three months ended September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations and Comprehensive Income		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$393,220	$(99)	$—	$393,121
Total revenue	$534,855	$(99)	$—	$534,756
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$151,047	$951	$—	$151,998
Selling, general and administrative expenses	$97,675	$970	$—	$98,645
Total costs and expenses	$440,535	$1,921	$—	$442,456
Operating income (loss)	$94,320	$(2,020)	$—	$92,300
Other income (expense):
Interest expense, net of amounts capitalized	$(65,090)	$156	$—	$(64,934)
Gains and losses on investments, net	$145	$—	$(144)	$1
Total other income (expense), net	$(51,874)	$156	$(144)	$(51,862)
Income (loss) before income taxes	$42,446	$(1,864)	$(144)	$40,438
Income tax benefit (provision)	$(13,526)	$454	$—	$(13,072)
Net income (loss)	$28,920	$(1,410)	$(144)	$27,366
Net income (loss) attributable to HSS	$28,470	$(1,410)	$(144)	$26,916
Comprehensive income
Net income (loss)	$28,920	$(1,410)	$(144)	$27,366
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$(117)	$—	$144	$27
Total other comprehensive income (loss), net of tax	$(9,578)	$—	$144	$(9,434)
Comprehensive income (loss)	$19,342	$(1,410)	$—	$17,932
Comprehensive income (loss) attributable to HSS	$19,482	$(1,410)	$—	$18,072

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the nine months ended September 30, 2018
	As Reported	Adjustments Due to the		Balances If We Had Not Adopted the New Standards
Statement of Operations and Comprehensive Income		New Revenue Standard	New Investment Standard
	(In thousands)
Revenue:
Services and other revenue - other	$1,132,669	$1,927	$—	$1,134,596
Total revenue	$1,565,346	$1,927	$—	$1,567,273
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	$448,925	$3,429	$—	$452,354
Selling, general and administrative expenses	$285,700	$5,825	$—	$291,525
Total costs and expenses	$1,291,584	$9,254	$—	$1,300,838
Operating income (loss)	$273,762	$(7,327)	$—	$266,435
Other income (expense):
Interest expense, net of amounts capitalized	$(193,625)	$374	$—	$(193,251)
Gains and losses on investments, net	$262	$—	$(1,083)	$(821)
Total other income (expense), net	$(152,043)	$374	$(1,083)	$(152,752)
Income (loss) before income taxes	$121,719	$(6,953)	$(1,083)	$113,683
Income tax benefit (provision)	$(31,725)	$1,780	$—	$(29,945)
Net income (loss)	$89,994	$(5,173)	$(1,083)	$83,738
Net income (loss) attributable to HSS	$88,702	$(5,173)	$(1,083)	$82,446
Comprehensive income
Net income (loss)	$89,994	$(5,173)	$(1,083)	$83,738
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities and other	$(199)	$—	$255	$56
Other-than-temporary impairment loss on available-for-sale securities	$—	$—	$828	$828
Total other comprehensive income (loss), net of tax	$(40,077)	$—	$1,083	$(38,994)
Comprehensive income (loss)	$49,917	$(5,173)	$—	$44,744
Comprehensive income (loss) attributable to HSS	$50,014	$(5,173)	$—	$44,841

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Restricted Cash and Cash Equivalents

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in our Statement of Cash Flows. We adopted ASU No. 2016-18 as of January 1, 2018.  As a result, the beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows include amounts for restricted cash and cash equivalents, which historically were not included in such balances, and receipts and payments of restricted cash and cash equivalents, exclusive of transfers to and from unrestricted accounts, are reported in our Condensed Consolidated Statements of Cash Flows. The adoption of this accounting standard did not have a material impact on our Statements of Cash Flows and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize assets and liabilities for all leases with lease terms more than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating leases or finance leases and requires certain additional disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard, as amended in July 2018, may be applied either on a modified retrospective basis to the earliest period presented in our consolidated financial statements or as of the adoption date without restating prior periods, with certain practical expedients available. We plan to adopt the new standard as of January 1, 2019 without restating prior periods. We expect to elect certain transitional practical expedients upon adoption.

We anticipate this new standard will have a material impact on our consolidated balance sheets and may have a material impact on our consolidated income statements. While we are continuing to assess the potential impacts of the new standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged. We also expect in certain circumstances that our classifications of new and modified leases may be impacted by the new standard and affect our future operating results. We continue to evaluate the impact of this new standard on our consolidated financial statements and related disclosures and are not able to reasonably estimate such impacts at this time.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

Callable Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date, effectively reducing interest income on such securities prior to the earliest call date. ASU No. 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases.

	As of
	September 30, 2018	January 1, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$163,707	$156,794
Leasing	9,059	10,355
Total	172,766	167,149
Contract assets	57,172	34,615
Allowance for doubtful accounts	(12,457)	(12,027)
Total trade accounts receivable and contract assets, net	$217,481	$189,737

Trade accounts receivable - DISH Network:
Sales and services	$9,372	$16,118
Leasing	1,216	22,523
Total trade accounts receivable - DISH Network, net	$10,588	$38,641

Contract liabilities:
Current	$74,135	$64,417
Noncurrent	11,903	13,036
Total contract liabilities	$86,038	$77,453

For the nine months ended September 30, 2018, we recognized revenue of $54.2 million that was previously included in the contract liability balance at January 1, 2018.

Our bad debt expense was $8.0 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively, and $14.8 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2018, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.00 billion. We expect to recognize approximately 38.0% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment and our leasing arrangements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2016	$(59,038)	$(1,681)	$(60,719)
Other comprehensive income (loss) before reclassifications	13,956	(1,577)	12,379
Amounts reclassified to net income	—	3,298	3,298
Other comprehensive income	13,956	1,721	15,677
Balance, September 30, 2017	$(45,082)	$40	$(45,042)

Balance, December 31, 2017	$(52,251)	$(571)	$(52,822)
Cumulative effect of adoption of ASU No. 2016-01 as of January 1, 2018 (Note 2)	—	433	433
Balance, January 1, 2018	(52,251)	(138)	(52,389)
Other comprehensive loss before reclassifications	(38,485)	(199)	(38,684)
Amounts reclassified to net income	—	(4)	(4)
Other comprehensive loss	(38,485)	(203)	(38,688)
Balance, September 30, 2018	$(90,736)	$(341)	$(91,077)

The amounts reclassified to net income related to unrealized gain (loss) on available-for-sale securities in the table above are included in Gains and losses on investments, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments as follows:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Marketable investment securities:
Debt securities:
Corporate bonds	$1,028,521	$368,083
Other debt securities	172,612	86,417
Total debt securities	1,201,133	454,500
Equity securities	1,357	1,102
Total marketable investment securities	$1,202,490	$455,602

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

A summary of our available-for-sale debt securities is presented in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of September 30, 2018
Corporate bonds	$1,028,554	$502	$(535)	$1,028,521
Other debt securities	172,612	—	—	172,612
Total available-for-sale debt securities	$1,201,166	$502	$(535)	$1,201,133
As of December 31, 2017
Corporate bonds	$368,291	$—	$(208)	$368,083
Other debt securities	86,425	—	(8)	86,417
Total available-for-sale debt securities	$454,716	$—	$(216)	$454,500

As of September 30, 2018, we have $711.2 million of available-for-sale debt securities with contractual maturities of one year or less and $490.0 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Prior to January 1, 2018, we classified our marketable equity securities as available-for-sale or trading securities, depending on our investment strategy for the securities. As of December 31, 2017, our marketable equity securities consisted of available-for-sale securities with a fair value of $1.1 million, reflecting an adjusted cost basis of $1.5 million and unrealized losses of $0.4 million. Substantially all unrealized losses on our available-for-sale securities related to securities that were in a continuous loss position for less than 12 months. We recognized a $3.3 million other-than-temporary impairment for the nine months ended September 30, 2017 on one of our available-for-sale securities which had experienced a decline in market value as a result of adverse developments during the nine months ended September 30, 2017.

Upon adoption of the New Investment Standard as of January 1, 2018 (see Note 2), we account for investments in equity securities at their fair value and we recognize unrealized gains and losses in Gains and losses on investments, net in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2018, Gains and losses on investments, net included net gains of $0.1 million and $0.3 million, respectively, related to equity securities that we held as of September 30, 2018.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities totaled $50.0 million for both the three and nine months ended September 30, 2018. We recognized zero gains and losses from the sales of our available-for-sale portfolio for each of the three and nine months ended September 30, 2018. Proceeds from sales of our available-for-sale securities was zero and $8.9 million for the three and nine months ended September 30, 2017. We recognized zero gains and losses from the sales of our available-for-sale securities for each of the three and nine months ended September 30, 2017.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of September 30, 2018 and December 31, 2017, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Debt securities:
Corporate bonds	$—	$1,028,521	$1,028,521	$—	$368,083	$368,083
Other	—	172,612	172,612	—	86,417	86,417
Total debt securities	—	1,201,133	1,201,133	—	454,500	454,500
Equity securities	1,357	—	1,357	1,102	—	1,102
Total marketable investment securities	$1,357	$1,201,133	$1,202,490	$1,102	$454,500	$455,602

NOTE 6.    INVENTORY

Our inventory consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$6,266	$5,484
Work-in-process	7,409	7,442
Finished goods	56,386	70,669
Total inventory	$70,061	$83,595

NOTE 7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		September 30, 2018	December 31, 2017
		(In thousands)
Land	—	$13,365	$13,475
Buildings and improvements	1 to 40	127,958	128,292
Furniture, fixtures, equipment and other	1 to 12	686,448	650,385
Customer rental equipment	2 to 4	1,103,408	929,775
Satellites - owned	2 to 15	2,268,862	2,516,685
Satellites - acquired under capital leases	10 to 15	1,045,242	916,820
Construction in progress	—	69,246	149,570
Total property and equipment		5,314,529	5,305,002
Accumulated depreciation		(2,671,058)	(2,551,904)
Property and equipment, net		$2,643,471	$2,753,098

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Construction in progress consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Progress amounts for satellite construction, including prepayments under capital leases and launch services costs	$1,742	$101,733
Satellite related equipment	34,948	28,358
Other	32,556	19,479
Construction in progress	$69,246	$149,570

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Buildings and improvements	$2,597	$4,218	$7,862	$10,977
Furniture, fixtures, equipment and other	19,915	18,516	59,322	51,073
Customer rental equipment	43,584	39,104	129,907	103,781
Satellites	63,416	56,953	184,359	166,419
Total depreciation expense	$129,512	$118,791	$381,450	$332,250

Satellites

As of September 30, 2018, our satellite fleet consisted of 15 satellites 10 of which are owned and five of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms.

Recent Developments

EchoStar I and EchoStar VI. The EchoStar I and EchoStar VI satellites were removed from their orbital locations and retired from commercial service in January 2018 and May 2018, respectively. The retirement of these satellites has not had, and is not expected to have, a material impact on our results of operations or financial position.

EchoStar 105/SES-11. The EchoStar 105/SES-11 satellite was launched in October 2017 and was placed into service in November 2017 at the 105 degree west longitude orbital location. Pursuant to agreements that we entered into in August 2014, we funded substantially all construction, launch and other costs associated with the EchoStar 105/SES-11 satellite and transferred the C-, Ku- and Ka-band payloads to two affiliates of SES Americom, Inc. (“SES”) after the launch date, while retaining the right to use the entire Ku-band payload on the satellite for an initial ten-year term, with an option for us to renew the agreement on a year-to-year basis. In October 2017, we recorded a $77.5 million receivable from SES in Other current assets in the Condensed Consolidated Balance Sheets, representing capitalized costs allocable to certain satellite payloads controlled by SES, and we reduced our carrying amount of the satellite by such amount. In January 2018, we received payment from SES for the receivable plus accrued interest. Our leased Ku-band payload on the EchoStar 105/SES-11 satellite has replaced the capacity we had on the AMC-15 satellite.

Telesat T19V. In September 2015, we entered into agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on the Telesat T19V satellite at the 63 degree west longitude orbital location for a 15-year term. We were not party to the construction contract. The Telesat T19V satellite was launched in July 2018 and placed into service in October 2018. We expect this satellite to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the nine months ended September 30, 2018. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

The EchoStar X satellite experienced anomalies in the past which affected seven solar array circuits. In December 2017, the satellite experienced anomalies which affected one additional solar array circuit reducing the number of functional solar array circuits to 16. As a result of these anomalies, we had a reduction in revenue of $1.1 million and $3.5 million for the three and nine months ended September 30, 2018 as compared to the same period in 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2018, our goodwill is considered to be not impaired.

Other Intangible Assets

As of September 30, 2018 and December 31, 2017, accumulated amortization for our other intangible assets was $303.8 million and $292.8 million, respectively.

NOTE 9.    INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We account for most of these investments using the equity method. We accounted for other investments in such equity securities using the cost method of accounting prior to January 1, 2018. In connection with our adoption of the New Investment Standard effective January 1, 2018 (see Note 2), we elected to measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the nine months ended September 30, 2018, we did not identify any observable price changes requiring an adjustment to our investments.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our investments in unconsolidated entities consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Investments in unconsolidated entities:
Equity method	$14,863	$15,149
Other equity investments without a readily determinable fair value	15,438	15,438
Total investments in unconsolidated entities	$30,301	$30,587

NOTE 10.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and capital lease obligations.

	Effective Interest Rate	As of
		September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$990,000	$1,011,958	$990,000	$1,042,609
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	736,590	750,000	769,305
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	974,088	900,000	992,745
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	730,778	750,000	791,865
Less: Unamortized debt issuance costs		(18,947)	—	(24,857)	—
Subtotal		3,371,053	$3,453,414	3,365,143	$3,596,524
Capital lease obligations		241,854		269,701
Total debt and capital lease obligations		3,612,907		3,634,844
Less: Current portion		(1,030,088)		(40,631)
Long-term debt and capital lease obligations, net		$2,582,819		$3,594,213

NOTE 11.    INCOME TAXES

Provision For Income Taxes

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

Our income tax provision was approximately $13.5 million for the three months ended September 30, 2018 compared to an income tax provision of $8.7 million for the three months ended September 30, 2017. Our estimated effective income tax rate was 31.9% and 43.2% for the three months ended September 30, 2018 and

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2018 were primarily due to various permanent tax differences. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2017 were primarily due to various permanent tax differences.

Our income tax provision was approximately $31.7 million for the nine months ended September 30, 2018 compared to an income tax provision of $4.6 million for the nine months ended September 30, 2017. Our estimated effective income tax rate was 26.1% and 17.9% for the nine months ended September 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, increase in our valuation allowance associated with certain foreign losses, and the change in our valuation allowance associated with net unrealized losses that are capital in nature. For the nine months ended September 30, 2017, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.

U.S. Tax Cuts and Jobs Act

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our accompanying condensed consolidated financial statements. See Note 10, Income Taxes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 for a summary of the benefit that we have provisionally recorded to reflect the change in the value of our deferred tax assets and liabilities resulting from the 2017 Tax Act. As of September 30, 2018, the tax effects of the 2017 Tax Act that we recorded in our financial statements for the year ended December 31, 2017 remain provisional, except for the amount of the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries, which is zero and is now final. The other estimates remain provisional. As we collect and prepare necessary data, and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) or other standard-setting bodies, we may make additional adjustments to the provisional amounts. Those adjustment may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2018 and December 31, 2017, our satellite-related obligations were approximately $520.6 million and $543.3 million, respectively.  Our satellite-related obligations primarily include payments pursuant to regulatory authorizations; executory costs for our capital lease satellites; costs under agreements to lease satellite capacity; and in-orbit incentives relating to certain satellites; as well as commitments for long-term satellite operating leases and satellite service arrangements.

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have or may have in the future patents and other intellectual property rights that cover or affect products or services directly or indirectly related to those that we offer. We may not be aware of all patents and other intellectual property rights that our products and services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be tripled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to our products and services. We cannot be certain that these parties do not own the rights they claim, that these rights are not valid or that our products and services do not infringe on these rights. Further, we cannot be certain that we would be able to obtain licenses from these parties on commercially

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products and services to avoid infringement.

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

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit approximately $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of approximately $28.5 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $13.9 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The parties are currently briefing the appeal. We cannot predict with certainty the outcome of the appeal. As of September 30, 2018 and December 31, 2017, we have recorded an accrual of approximately $3.2 million and $2.5 million, respectively, with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

Realtime Data LLC

On May 8, 2015, Realtime Data LLC (“Realtime”) filed suit against EchoStar Corporation and our subsidiary HNS in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 7,378,992 (the “992 patent”), entitled “Content Independent Data Compression Method and System;” 7,415,530 (the “530 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval,” and 8,643,513 (the “513 patent”), entitled “Data Compression System and Methods.”  On September 14, 2015, Realtime amended its complaint, additionally alleging infringement of U.S. Patent No. 9,116,908 (the “908 patent”), entitled “System and Methods for Accelerated Data Storage and Retrieval.” On February 14, 2017, Realtime filed a second suit against EchoStar Corporation and our subsidiary HNS in the same District Court, alleging infringement of four additional U.S. Patents, Nos. 7,358,867 (the “867 patent”), entitled “Content Independent Data Compression Method and System;” 8,502,707 (the “707 patent”), entitled “Data Compression Systems and Methods;” 8,717,204 (the “204 patent”), entitled “Methods for Encoding and Decoding Data;” and 9,054,728 (the “728 patent”), entitled “Data Compression System and Methods.” On February 13, 2018, we filed petitions before the USPTO challenging the validity of all claims asserted against us from the 707 patent, as well as one of the asserted claims of the 728 patent. On September 5, 2018, the USPTO declined to institute proceedings for the petition that we had filed against the 728 patent. On September 12, 2018, the USPTO instituted proceedings to review the validity of the asserted claims of the 707 patent. In a stipulation filed on October 24, 2018, Realtime voluntarily elected not to pursue any previously asserted claims from the 992, 530, 513, 908, 867 and 204 patents. Realtime is currently alleging that the 707 and 728 patents are infringed by certain HNS data compression products and services. Trial is scheduled for January 21, 2019. Realtime is an entity that seeks to license an acquired patent portfolio without itself practicing any of the claims recited therein.

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. Costs and income associated with these departments and activities are accounted for in the Corporate and Other column in the tables below or in the reconciliation of EBITDA below.

Eliminations of intersegment transactions are included in the Corporate and Other column in the tables below. Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments. Capital expenditures are net of refunds and other receipts related to property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
External revenue	$444,762	$83,482	$6,611	$534,855
Intersegment revenue	$—	$525	$(525)	$—
Total revenue	$444,762	$84,007	$6,086	$534,855
EBITDA	$164,135	$72,156	$(5,951)	$230,340
Capital expenditures	$110,550	$29	$—	$110,579
For the three months ended September 30, 2017
External revenue	$379,702	$96,743	$1,917	$478,362
Intersegment revenue	$359	$350	$(709)	$—
Total revenue	$380,061	$97,093	$1,208	$478,362
EBITDA	$131,817	$78,345	$(10,108)	$200,054
Capital expenditures	$108,428	$8,203	$—	$116,631
For the nine months ended September 30, 2018
External revenue	$1,271,527	$274,609	$19,210	$1,565,346
Intersegment revenue	$359	$1,576	$(1,935)	$—
Total revenue	$1,271,886	$276,185	$17,275	$1,565,346
EBITDA	$452,982	$238,789	$(9,704)	$682,067
Capital expenditures	$285,352	$(76,653)	$—	$208,699
For the nine months ended September 30, 2017
External revenue	$1,070,715	$294,839	$5,191	$1,370,745
Intersegment revenue	$1,428	$946	$(2,374)	$—
Total revenue	$1,072,143	$295,785	$2,817	$1,370,745
EBITDA	$342,693	$241,873	$(34,099)	$550,467
Capital expenditures	$270,624	$21,351	$—	$291,975

The following table reconciles total consolidated EBITDA to reported Income before income taxes in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
EBITDA	$230,340	$200,054	$682,067	$550,467
Interest income and expense, net	(49,393)	(52,462)	(152,263)	(160,748)
Depreciation and amortization	(138,951)	(127,915)	(409,377)	(364,878)
Net income attributable to noncontrolling interests	450	532	1,292	1,006
Income before income taxes	$42,446	$20,209	$121,719	$25,847

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market and nature of the products and services.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to our North America and other foreign locations as well as by segment, based on the location where the goods or services are provided. All other revenue includes transactions with customers in Asia, Africa, Australia, Europe, South America and the Middle East.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
North America:
U.S.	$355,263	$77,995	$1,186	$434,444
Canada and Mexico	18,197	5,837	—	24,034
All other	71,302	175	4,900	76,377
Total revenue	$444,762	$84,007	$6,086	$534,855

For the nine months ended September 30, 2018
North America:
U.S.	$1,023,276	$258,148	$3,591	$1,285,015
Canada and Mexico	48,911	17,511	—	66,422
All other	199,699	526	13,684	213,909
Total revenue	$1,271,886	$276,185	$17,275	$1,565,346

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended September 30, 2018
Equipment	$56,846	$—	$—	$56,846
Services	320,961	6,669	322	327,952
Design, development and construction services	16,624	—	—	16,624
Revenue from sales and services	394,431	6,669	322	401,422
Leasing income	50,331	77,338	5,764	133,433
Total revenue	$444,762	$84,007	$6,086	$534,855

For the nine months ended September 30, 2018
Equipment	$150,134	$—	$—	$150,134
Services	928,971	20,962	1,026	950,959
Design, development and construction services	46,676	—	—	46,676
Revenue from sales and services	1,125,781	20,962	1,026	1,147,769
Leasing income	146,105	255,223	16,249	417,577
Total revenue	$1,271,886	$276,185	$17,275	$1,565,346

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 14.    RELATED PARTY TRANSACTIONS

EchoStar

We and EchoStar have agreed that we shall have the right, but not the obligation, to receive from EchoStar certain corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange Agreement, we implemented a new methodology for determining the cost of these services. We may terminate a particular service we receive from EchoStar for any reason upon at least 30 days’ notice.  We recorded expenses for services received from EchoStar of $4.5 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively, and $14.1 million and $17.2 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, we occupy certain office space in buildings owned or leased by EchoStar and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy. We also reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us, and EchoStar and its other subsidiaries similarly reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries.

We participate in certain of EchoStar’s shared services arrangements for its subsidiaries in the ordinary course of business, including arrangements for payroll, accounts payable and cash management. From time to time in connection with the processing of transactions under these arrangements, we may pay or receive amounts attributable to EchoStar or its other subsidiaries. We report net payments on behalf of other subsidiaries in Advances to affiliates, net within current assets and we report net receipts on behalf of other subsidiaries in Advances from affiliates, net within current liabilities in our Condensed Consolidated Balance Sheets. No repayment schedule for these net advances has been determined.

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

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for the EchoStar XXI and XXIII satellites through the UK Space Agency, we and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to us EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant us certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to us for amounts that we are required to pay under both launch service contracts.  In 2016, we recorded additions to Other noncurrent assets, net and corresponding increases in Additional paid-in capital in our Condensed Consolidated Balance Sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect EOC’s funding of additional cash payments to the launch service provider. The EchoStar XXIII and the EchoStar XXI satellites were successfully launched in March 2017 and June 2017, respectively. We recorded decreases in Other noncurrent assets, net and Additional paid-in capital of $61.8 million and $83.3 million, respectively, representing the carrying amounts of the launch service contracts at the time of launch to reflect the consumption of the contracts’ economic benefits by EOC, the owner of the satellites.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not included in the Share Exchange and continue to be owned by us and are pledged as collateral to support our obligations under the indentures relating to our 6 1/2% Senior Secured Notes due 2019 (the “2019 Senior Secured Note”) and our 5.250% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes).

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue - other of $4.9 million and zero for the three months ended September 30, 2018 and 2017, respectively, and $13.7 million and zero for the nine months ended September 30, 2018 and 2017, respectively, related to these services.

DBS Transponder Lease. EchoStar leases satellite capacity from us on eight DBS transponders on the QuetzSat-1 satellite through November 2021, after which EchoStar has certain options to renew the agreement on a year-to year basis through the end of life of the QuetzSat-1 satellite. We recognized revenue in connection with this agreement of approximately $5.8 million for each of the three months ended September 30, 2018 and 2017, and $17.5 million for each of the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, we had related trade accounts receivable of approximately $5.9 million and $7.6 million, respectively.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Space Systems Loral, LLC for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar and reduced our operating expenses by the costs of such services of $0.3 million and zero for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and zero for the nine months ended September 30, 2018 and 2017, respectively.

DISH Network

Following the Spin-off, EchoStar and DISH have operated as separate publicly-traded companies.  A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family. In addition, prior to the consummation of the Share Exchange on February 28, 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired.

In connection with and following both the Spin-off and the Share Exchange, EchoStar, we and certain other of EchoStar’s subsidiaries and DISH and certain of its subsidiaries entered into certain agreements pursuant to which we and EchoStar and its other subsidiaries obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar and its other subsidiaries; and such entities indemnify each other against certain liabilities arising from our respective businesses.  We and/or EchoStar also may enter into additional agreements with DISH Network in the future.  Generally, the amounts we or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below or in our most recent Form 10-K), which varies depending on the nature of the products and services provided.

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

EchoStar XVI.  In December 2009, we entered into an initial ten-year agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network has leased satellite capacity from us on the EchoStar XVI satellite since January 2013. Effective December 2012, we and DISH Network amended the agreement to, among other things, change the initial term to generally expire upon the earlier of: (i) the end-of-life or replacement of the satellite; (ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement for five-years to January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount. During 2018, we and DISH Network further amended the agreement to allow DISH Network to place and use certain satellites at the 61.5 west longitude orbital location.

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

QuetzSat-1 Agreement.  In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leases from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In February 2013, EchoStar and DISH Network entered into an agreement pursuant to which EchoStar leases back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite through November 2021, unless extended or earlier terminated under the terms and conditions of the agreement. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location.

Under the terms of our contractual arrangements with DISH Network, we began leasing satellite capacity to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue leasing such capacity through November 2021, unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite. Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite.

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. on June 8, 2011, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Hughes satellite internet service (the “Hughes service”). DISH Network pays us a monthly per subscriber wholesale service fee for the Hughes service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Hughes service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Hughes service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the acquisition of all of the outstanding equity of Hughes Communications, Inc. on June 8, 2011, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America generally has the right to continue to receive warranty services from us on a month-to-month basis until February 2019, unless terminated by DBSD North America upon at least 21 days’ written notice to us, and the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement $14.1 million in broadband stimulus grant funds. Effective November 2011, we and DISH Network entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which we provided certain portions of the equipment and broadband service used to implement DISH Network’s RUS program. While the . In September 2010, DISH Network was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to approximately $14.1 million in broadband stimulus grant funds. Effective November 2011, we and DISH Network entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to whic

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, we are required to continue providing services to DISH Network’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement. h we provided certain portions of the equipment and broadband service used to implement DISH Network’s RUS program. While the RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, we are required to continue providing services to DISH Network’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” The term of the Amended and Restated Professional Services Agreement is through January 2020 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into the Share Exchange Agreement with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, EchoStar and its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network have also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by EchoStar or DISH causes the transaction to be taxable to the other party after closing. See Note 1 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Hughes service and related equipment and other telecommunication services and (ii) installs Hughes service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Hughes service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $6.4 million and $10.9 million for the three months ended September 30, 2018 and 2017, respectively, and $26.3 million and $15.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Caltech. On October 1, 2013, Caltech Institute of Technology (“Caltech”) filed complaints against us and DISH Network in the U.S. District Court for the Central District of California alleging infringement of U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833, each of which is entitled “Serial Concatenation of Interleaved Convolutional Codes forming Turbo-Like Codes.” Caltech asserted that encoding data as specified by the DVB-S2 standard infringed each of the asserted patents. Caltech claimed that certain of our satellite broadband products and services, infringed the asserted patents by implementing the DVB-S2 standard. Pursuant to a settlement agreement among us, DISH and Caltech, Caltech dismissed with prejudice all of its claims in these actions in May 2016.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our 43.5% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.5%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2018. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying condensed consolidated financial statements.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of approximately $1.1 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $3.3 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018 and December 31, 2017, we had trade accounts receivable from Deluxe of approximately $0.8 million and $1.1 million, respectively.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined EchoStar’s board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of approximately zero and $0.1 million for the three and nine months ended September 30, 2017, respectively.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, serves as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. We recognized revenue under this agreement of approximately $5.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.5 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had trade accounts receivable from Global IP of approximately $1.5 million and zero, respectively.

TerreStar Solutions

DISH Network owns approximately 33% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provides, among other things, warranty and support services. We recognized revenue of approximately $2.7 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had zero trade accounts receivable from TSI.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,291,333	$40,695	$29,527	$—	$1,361,555
Marketable investment securities, at fair value	1,201,132	1,358	—	—	1,202,490
Trade accounts receivable and contract assets	—	151,535	65,946	—	217,481
Trade accounts receivable - DISH Network, net	—	10,096	492	—	10,588
Inventory	—	58,097	11,964	—	70,061
Advances to affiliates, net	7,829	498,705	22,693	(428,497)	100,730
Other current assets	116	23,345	35,572	—	59,033
Total current assets	2,500,410	783,831	166,194	(428,497)	3,021,938
Property and equipment, net	—	2,352,820	290,651	—	2,643,471
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	47,609	—	—	47,609
Investments in unconsolidated entities	—	30,301	—	—	30,301
Investment in subsidiaries	3,308,536	181,408	—	(3,489,944)	—
Advances to affiliates	700	86,614	—	(87,314)	—
Deferred tax asset	140,216	—	10,168	(140,216)	10,168
Other noncurrent assets, net	—	230,502	11,415	—	241,917
Total assets	$5,949,862	$4,682,916	$478,428	$(4,145,971)	$6,965,235
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$101,470	$15,271	$—	$116,741
Trade accounts payable - DISH Network	—	456	—	—	456
Current portion of long-term debt and capital lease obligations	986,843	38,928	4,317	—	1,030,088
Advances from affiliates, net	159,157	185,431	84,838	(428,497)	929
Accrued expenses and other	56,233	129,319	52,445	—	237,997
Total current liabilities	1,202,233	455,604	156,871	(428,497)	1,386,211
Long-term debt and capital lease obligations, net	2,384,210	197,410	1,199	—	2,582,819
Deferred tax liabilities, net	—	618,915	972	(140,216)	479,671
Advances from affiliates	—	—	120,836	(87,314)	33,522
Other noncurrent liabilities	—	102,773	2,095	—	104,868
Total HSS shareholders’ equity	2,363,419	3,308,214	181,730	(3,489,944)	2,363,419
Noncontrolling interests	—	—	14,725	—	14,725
Total liabilities and shareholders’ equity	$5,949,862	$4,682,916	$478,428	$(4,145,971)	$6,965,235

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,746,878	$42,373	$33,310	$—	$1,822,561
Marketable investment securities, at fair value	454,500	1,102	—	—	455,602
Trade accounts receivable and contract assets, net	—	133,735	63,105	—	196,840
Trade accounts receivable - DISH Network	—	38,286	355	—	38,641
Inventory	—	59,711	23,884	—	83,595
Advances to affiliates, net	119,605	229,488	7,313	(241,548)	114,858
Other current assets	64	98,890	31,788	(401)	130,341
Total current assets	2,321,047	603,585	159,755	(241,949)	2,842,438
Property and equipment, net	—	2,459,703	293,395	—	2,753,098
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	58,582	—	—	58,582
Investments in unconsolidated entities	—	30,587	—	—	30,587
Investment in subsidiaries	3,260,790	204,208	—	(3,464,998)	—
Advances to affiliates	700	80,744	—	(81,444)	—
Deferred tax asset	110,546	—	3,700	(110,546)	3,700
Other noncurrent assets, net	—	185,839	13,275	—	199,114
Total assets	$5,693,083	$4,593,079	$470,125	$(3,898,937)	$6,857,350
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$82,300	$20,516	$—	$102,816
Trade accounts payable - DISH Network	—	3,769	—	—	3,769
Current portion of long-term debt and capital lease obligations	—	35,886	4,745	—	40,631
Advances from affiliates, net	—	185,161	56,864	(241,548)	477
Accrued expenses and other	43,518	145,362	46,748	(401)	235,227
Total current liabilities	43,518	452,478	128,873	(241,949)	382,920
Long-term debt and capital lease obligations, net	3,365,143	226,997	2,073	—	3,594,213
Deferred tax liabilities, net	—	549,217	960	(110,546)	439,631
Advances from affiliates	—	—	115,159	(81,444)	33,715
Other noncurrent liabilities	—	104,249	3,378	—	107,627
Total HSS shareholders’ equity	2,284,422	3,260,138	204,860	(3,464,998)	2,284,422
Noncontrolling interests	—	—	14,822	—	14,822
Total liabilities and shareholders’ equity	$5,693,083	$4,593,079	$470,125	$(3,898,937)	$6,857,350

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$84,298	$491	$—	$84,789
Services and other revenue - other	—	345,466	57,312	(9,558)	393,220
Equipment revenue	—	57,138	7,625	(7,917)	56,846
Total revenue	—	486,902	65,428	(17,475)	534,855
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	123,696	36,206	(8,855)	151,047
Cost of sales - equipment (exclusive of depreciation and amortization)	—	47,736	6,499	(7,917)	46,318
Selling, general and administrative expenses	—	85,222	13,156	(703)	97,675
Research and development expenses	—	6,544	—	—	6,544
Depreciation and amortization	—	125,748	13,203	—	138,951
Total costs and expenses	—	388,946	69,064	(17,475)	440,535
Operating income	—	97,956	(3,636)	—	94,320
Other Income (Expense):
Interest income	15,019	930	670	(922)	15,697
Interest expense, net of amounts capitalized	(57,514)	(7,277)	(1,221)	922	(65,090)
Gains and losses on investments, net	—	145	—	—	145
Equity in earnings of unconsolidated affiliate	—	992	—	—	992
Equity in earnings (losses) of subsidiaries, net	61,476	(6,701)	—	(54,775)	—
Other, net	1	(15)	(3,604)	—	(3,618)
Total other income (expense), net	18,982	(11,926)	(4,155)	(54,775)	(51,874)
Income (loss) before income taxes	18,982	86,030	(7,791)	(54,775)	42,446
Income tax benefit (provision)	9,488	(24,463)	1,449	—	(13,526)
Net income (loss)	28,470	61,567	(6,342)	(54,775)	28,920
Less: Net income attributable to noncontrolling interests	—	—	450	—	450
Net income (loss) attributable to HSS	$28,470	$61,567	$(6,792)	$(54,775)	$28,470
Comprehensive Income (Loss):
Net income (loss)	$28,470	$61,567	$(6,342)	$(54,775)	$28,920
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(9,460)	—	(9,460)
Unrealized gains (losses) on available-for-sale securities and other	27	—	(144)	—	(117)
Realized gains on available-for-sale securities	(1)	—	—	—	(1)
Equity in other comprehensive income (loss) of subsidiaries, net	(9,014)	(9,014)	—	18,028	—
Total other comprehensive income (loss), net of tax	(8,988)	(9,014)	(9,604)	18,028	(9,578)
Comprehensive income (loss)	19,482	52,553	(15,946)	(36,747)	19,342
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(140)	—	(140)
Comprehensive income (loss) attributable to HSS	$19,482	$52,553	$(15,806)	$(36,747)	$19,482

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$107,765	$499	$—	$108,264
Services and other revenue - other	—	273,821	47,333	(10,181)	310,973
Equipment revenue	—	59,645	6,242	(6,762)	59,125
Total revenue	—	441,231	54,074	(16,943)	478,362
Costs and Expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	116,069	35,625	(9,624)	142,070
Cost of sales - equipment (exclusive of depreciation and amortization)	—	49,730	4,623	(6,709)	47,644
Selling, general and administrative expenses	—	72,492	11,630	(610)	83,512
Research and development expenses	—	8,302	—	—	8,302
Depreciation and amortization	—	117,702	10,213	—	127,915
Total costs and expenses	—	364,295	62,091	(16,943)	409,443
Operating income	—	76,936	(8,017)	—	68,919
Other Income (Expense):
Interest income	7,667	200	653	(199)	8,321
Interest expense, net of amounts capitalized	(57,372)	(4,282)	672	199	(60,783)
Equity in earnings of unconsolidated affiliate	—	1,948	—	—	1,948
Equity in earnings (losses) of subsidiaries, net	42,830	(2,705)	—	(40,125)	—
Other, net	—	(85)	1,889	—	1,804
Total other income (expense), net	(6,875)	(4,924)	3,214	(40,125)	(48,710)
Income (loss) before income taxes	(6,875)	72,012	(4,803)	(40,125)	20,209
Income tax benefit (provision)	17,826	(29,092)	2,540	—	(8,726)
Net income (loss)	10,951	42,920	(2,263)	(40,125)	11,483
Less: Net income attributable to noncontrolling interests	—	—	532	—	532
Net income (loss) attributable to HSS	$10,951	$42,920	$(2,795)	$(40,125)	$10,951
Comprehensive Income (Loss):
Net income (loss)	$10,951	$42,920	$(2,263)	$(40,125)	$11,483
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	8,571	—	8,571
Unrealized gains (losses) on available-for-sale securities and other	(20)	24	(70)	—	(66)
Equity in other comprehensive income (loss) of subsidiaries, net	8,525	8,501	—	(17,026)	—
Total other comprehensive income (loss), net of tax	8,505	8,525	8,501	(17,026)	8,505
Comprehensive income (loss)	19,456	51,445	6,238	(57,151)	19,988
Less: Comprehensive income attributable to noncontrolling interests	—	—	532	—	532
Comprehensive income (loss) attributable to HSS	$19,456	$51,445	$5,706	$(57,151)	$19,456

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$281,038	$1,505	$—	$282,543
Services and other revenue - other	—	989,449	171,767	(28,547)	1,132,669
Equipment revenue	—	157,190	16,789	(23,845)	150,134
Total revenue	—	1,427,677	190,061	(52,392)	1,565,346
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	365,281	110,441	(26,797)	448,925
Cost of sales - equipment (exclusive of depreciation and amortization)	—	137,596	13,503	(23,845)	127,254
Selling, general and administrative expenses	—	251,091	36,359	(1,750)	285,700
Research and development expenses	—	20,328	—	—	20,328
Depreciation and amortization	—	371,336	38,041	—	409,377
Total costs and expenses	—	1,145,632	198,344	(52,392)	1,291,584
Operating income	—	282,045	(8,283)	—	273,762
Other income (expense):
Interest income	39,548	2,855	1,679	(2,720)	41,362
Interest expense, net of amounts capitalized	(172,438)	(20,807)	(3,100)	2,720	(193,625)
Gains and losses on investments, net	—	262	—	—	262
Equity in earnings of unconsolidated affiliate	—	3,722	—	—	3,722
Equity in earnings (losses) of subsidiaries, net	191,915	(18,559)	—	(173,356)	—
Other, net	7	9,377	(13,148)	—	(3,764)
Total other income (expense), net	59,032	(23,150)	(14,569)	(173,356)	(152,043)
Income (loss) before income taxes	59,032	258,895	(22,852)	(173,356)	121,719
Income tax benefit (provision)	29,670	(66,650)	5,255	—	(31,725)
Net income (loss)	88,702	192,245	(17,597)	(173,356)	89,994
Less: Net income attributable to noncontrolling interests	—	—	1,292	—	1,292
Net income (loss) attributable to HSS	$88,702	$192,245	$(18,889)	$(173,356)	$88,702
Comprehensive income (loss):
Net income (loss)	$88,702	$192,245	$(17,597)	$(173,356)	$89,994
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(39,874)	—	(39,874)
Unrealized gains (losses) on available-for-sale securities and other	186	—	(385)	—	(199)
Recognition of realized losses on available-for-sale securities in net income	(4)	—	—	—	(4)
Equity in other comprehensive income (loss) of subsidiaries, net	(38,870)	(38,870)	—	77,740	—
Total other comprehensive income (loss), net of tax	(38,688)	(38,870)	(40,259)	77,740	(40,077)
Comprehensive income (loss)	50,014	153,375	(57,856)	(95,616)	49,917
Less: Comprehensive income attributable to noncontrolling interests	—	—	(97)	—	(97)
Comprehensive income (loss) attributable to HSS	$50,014	$153,375	$(57,759)	$(95,616)	$50,014

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$329,457	$1,218	$—	$330,675
Services and other revenue - other	—	763,554	125,307	(22,610)	866,251
Equipment revenue	—	192,711	15,952	(34,844)	173,819
Total revenue	—	1,285,722	142,477	(57,454)	1,370,745
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	339,007	95,276	(20,635)	413,648
Cost of sales - equipment (exclusive of depreciation and amortization)	—	164,434	12,429	(34,736)	142,127
Selling, general and administrative expenses	—	213,212	32,876	(2,083)	244,005
Research and development expenses	—	23,444	—	—	23,444
Depreciation and amortization	—	339,342	25,536	—	364,878
Total costs and expenses	—	1,079,439	166,117	(57,454)	1,188,102
Operating income	—	206,283	(23,640)	—	182,643
Other income (expense):
Interest income	19,890	633	1,322	(597)	21,248
Interest expense, net of amounts capitalized	(172,007)	(12,301)	1,715	597	(181,996)
Gains and losses on investments, net	—	(1,575)	—	—	(1,575)
Equity in earnings of unconsolidated affiliate	—	5,298	—	—	5,298
Equity in earnings (losses) of subsidiaries, net	117,767	(13,344)	—	(104,423)	—
Other, net	—	(925)	1,154	—	229
Total other income (expense), net	(34,350)	(22,214)	4,191	(104,423)	(156,796)
Income (loss) before income taxes	(34,350)	184,069	(19,449)	(104,423)	25,847
Income tax benefit (provision)	54,556	(65,974)	6,783	—	(4,635)
Net income (loss)	20,206	118,095	(12,666)	(104,423)	21,212
Less: Net income attributable to noncontrolling interests	—	—	1,006	—	1,006
Net income (loss) attributable to HSS	$20,206	$118,095	$(13,672)	$(104,423)	$20,206
Comprehensive income (loss):
Net income (loss)	$20,206	$118,095	$(12,666)	$(104,423)	$21,212
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	13,956	—	13,956
Unrealized losses on available-for-sale securities and other	(68)	(1,464)	(45)	—	(1,577)
Recognition of other-than-temporary loss on available-for-sale securities in net income (loss)	—	3,298	—	—	3,298
Equity in other comprehensive income (loss) of subsidiaries, net	15,745	13,911	—	(29,656)	—
Total other comprehensive income (loss), net of tax	15,677	15,745	13,911	(29,656)	15,677
Comprehensive income (loss)	35,883	133,840	1,245	(134,079)	36,889
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,006	—	1,006
Comprehensive income (loss) attributable to HSS	$35,883	$133,840	$239	$(134,079)	$35,883

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$88,702	$192,245	$(17,597)	$(173,356)	$89,994
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(201,774)	438,805	55,249	173,356	465,636
Net cash flows from operating activities	(113,072)	631,050	37,652	—	555,630
Cash flows from investing activities:
Purchases of marketable investment securities	(1,546,479)	—	—	—	(1,546,479)
Sales and maturities of marketable investment securities	799,250	—	—	—	799,250
Expenditures for property and equipment	—	(223,484)	(62,739)	—	(286,223)
Refunds and other receipts related to property and equipment	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(24,568)	—	—	(24,568)
Payment for satellite launch services	—	—	(7,125)	—	(7,125)
Distributions (contributions) and advances from (to) subsidiaries, net	397,631	(32,985)	—	(364,646)	—
Other	—	(991)	—	—	(991)
Net cash flows from investing activities	(349,598)	(204,504)	(69,864)	(364,646)	(988,612)
Cash flows from financing activities:
Contributions (distributions) and advances (to) from parent, net	—	(397,631)	32,985	364,646	—
Repayment of debt and capital lease obligations	—	(26,545)	(1,219)	—	(27,764)
Capital contribution from EchoStar	7,125	—	—	—	7,125
Repayment of in-orbit incentive obligations	—	(4,048)	—	—	(4,048)
Net cash flows from financing activities	7,125	(428,224)	31,766	364,646	(24,687)
Effect of exchange rates on cash and cash equivalents	—	—	(3,350)	—	(3,350)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(455,545)	(1,678)	(3,796)	—	(461,019)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,291,333	$40,695	$30,307	$—	$1,362,335

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$20,206	$118,095	$(12,666)	$(104,423)	$21,212
Adjustments to reconcile net income (loss) to net cash flows from operating activities	66,702	160,917	16,592	104,423	348,634
Net cash flows from operating activities	86,908	279,012	3,926	—	369,846
Cash flows from investing activities:
Purchases of marketable investment securities	(170,158)	—	—	—	(170,158)
Sales and maturities of marketable investment securities	151,141	—	—	—	151,141
Expenditures for property and equipment	—	(243,409)	(48,566)	—	(291,975)
Expenditures for externally marketed software	—	(25,447)	—	—	(25,447)
Distributions (contributions) and advances from (to) subsidiaries, net	(44,000)	(47,500)	—	91,500	—
Net cash flows from investing activities	(63,017)	(316,356)	(48,566)	91,500	(336,439)
Cash flows from financing activities:
Contributions (distributions) and advances (to) from parent, net	—	44,000	47,500	(91,500)	—
Repayment of debt and capital lease obligations	—	(23,800)	(1,987)	—	(25,787)
Advances from affiliates	—	—	(36)	—	(36)
Payment of in-orbit incentive obligations	—	(4,583)	—	—	(4,583)
Other, net	186	—	886	—	1,072
Net cash flows from financing activities	186	15,617	46,363	(91,500)	(29,334)
Effect of exchange rates on cash and cash equivalents	—	—	923	—	923
Net increase (decrease) in cash and cash equivalents, including restricted amounts	24,077	(21,727)	2,646	—	4,996
Cash and cash equivalents, including restricted amounts, beginning of period	1,991,949	53,905	25,833	—	2,071,687
Cash and cash equivalents, including restricted amounts, end of period	$2,016,026	$32,178	$28,479	$—	$2,076,683

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For The Nine Months Ended September 30,
	2018	2017
Property and equipment financed under capital lease obligations	$187	$8,423
Increase (decrease) in capital expenditures included in accounts payable, net	$24,408	$(2,257)
Transfer of launch service contracts from (to) EchoStar	$—	$(145,114)
Contribution of noncash net assets pursuant to Share Exchange Agreement (Note 1)	$—	$219,662
Noncash net assets exchanged for HSS Tracking Stock (Note 1)	$—	$(190,221)
Capitalized in-orbit incentive obligations	$—	$31,000
Contribution of EchoStar XIX satellite	$—	$514,448

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $0.8 million and $0.8 million, respectively, for the nine months ended September 30, 2018 and $0.7 million and $0.8 million, respectively, for the nine months ended September 30, 2017.  These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of September 30, 2018 and December 31, 2017, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $95.3 million and $99.3 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $104.5 million as of September 30, 2018 and related amortization expense totaled $21.0 million and $61.7 million for the three and nine months ended September 30, 2018, respectively.

Unamortized contract fulfillment costs totaled $2.6 million as of September 30, 2018 and related amortization expense was de minimis for the three and nine months ended September 30, 2018.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Cost of sales	$5,555	$7,038	$18,443	$20,724
Research and development	$6,544	$8,302	$20,328	$23,444

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Capitalized Software Costs

As of September 30, 2018 and December 31, 2017, the net carrying amount of externally marketed software was $95.7 million and $88.1 million, respectively, of which $31.3 million and $19.6 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $9.6 million and $8.3 million for the three months ended September 30, 2018 and 2017, respectively, and $24.6 million and $25.4 million for the nine months ended September 30, 2018 and 2017, respectively.  We recorded amortization expense relating to the development of externally marketed software of $5.8 million and $5.5 million for the three months ended September 30, 2018 and 2017, respectively, and $16.9 million and $14.1 million for the nine months ended September 30, 2018 and 2017, respectively. The weighted average useful life of our externally marketed software was approximately three years as of September 30, 2018.

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

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of broadband satellite technologies, broadband internet services for home and small office customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers. We primarily operate in two business segments, which are differentiated primarily by their operational focus: Hughes and EchoStar Satellite Services (“ESS”). These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

Consolidated Results of Operations for the nine months ended September 30, 2018

•	Revenue of $1.57 billion

•	Operating income of $273.8 million

•	Net income of $90.0 million

•	Net income attributable to HSS of $88.7 million

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $682.1 million (see reconciliation of this non-GAAP measure on page 59)

Consolidated Financial Condition as of September 30, 2018

•	Total assets of $6.97 billion

•	Total liabilities of $4.59 billion

•	Total shareholders’ equity of $2.38 billion

•	Cash, cash equivalents and current marketable investment securities of $2.56 billion

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

In August 2018, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) to establish a new entity to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia. The new entity will provide broadband internet services operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites and we will invest cash and supply solutions for network operations and management. Following the closing of the transaction, we will own a 20% interest in the new entity. The completion of the transaction is subject to customary regulatory approvals and closing conditions.  While we currently expect the transaction to be consummated in the fourth quarter of 2018, no assurance can be given that the transaction will be consummated on the terms agreed to, within that time frame or at all.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of EchoStar XXIV, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted authorization to construct, deploy and operate the EchoStar XXIV satellite, which we expect to use to provide fixed satellite services throughout North, South and Central America. In the second half of 2018, Maxar Technologies Ltd. (“Maxar), the parent company of SSL, announced that it is reviewing strategic alternatives for its geostationary communications satellite business to improve its financial performance and that it is in active discussions with potential buyers of the business. SSL has indicated to us that it intends to meet its contractual requirements regarding the manufacture of the EchoStar XXIV satellite. However, if SSL or any successor fails to meet these requirements for any reason, including if Maxar decides to discontinue, wind down or otherwise significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, completing the manufacture of the EchoStar XXIV satellite and our planned expansion of fixed satellite services throughout North, South and Central America. Capital expenditures associated with the construction and launch of this satellite are included in EchoStar’s Corporate and Other in its segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DNLLC, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the Hughes satellite internet service (“Hughes service”) and related equipment and other telecommunication services and (ii) install Hughes service equipment with respect to activations generated by DNLLC.  As a result of the Hughes Broadband MSA, we have not earned, and do not expect to earn in the future, significant equipment revenue from our distribution agreement with dishNET Satellite Broadband L.L.C., a wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue – DISH Network in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, a subsidiary of EchoStar made an equity investment in WorldVu Satellites Limited (“OneWeb”), a global LEO satellite service company. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. We began the production of OneWeb’s ground network system equipment in 2017 and delivered initial gateway and other equipment in 2018. We expect to continue delivering additional equipment and services to OneWeb.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite, which was launched in March 2016. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements pursuant to which affiliates of Telesat Canada will provide to us the Ka-band capacity on a satellite to be located at the 63 degree west longitude orbital location. This satellite was launched in July 2018 and is expected to be placed in service during the fourth quarter of 2018. It is expected to augment the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. We began to provide consumer satellite broadband service in Colombia and Peru in the third quarter of 2017 and fourth quarter of 2018, respectively, and we expect to launch similar services in various other Central and South American countries thereafter.

As of September 30, 2018 and December 31, 2017, our Hughes segment had approximately 1,332,000 and 1,208,000 broadband subscribers, respectively.  These broadband subscribers include customers that subscribe to our HughesNet broadband services in North and South America through retail, wholesale and small/medium enterprise service channels. Our total gross subscriber additions for the third quarter of 2018 increased by approximately 11,000 compared to the second quarter of 2018. Our average monthly subscriber churn percentage for the third quarter of 2018 increased slightly compared to the second quarter of 2018.  Our total net subscriber additions were approximately 33,000 for the quarter ended September 30, 2018 compared to approximately 31,000 for the quarter ended June 30, 2018. The increase in the net subscriber additions was primarily due to higher consumer subscriber additions during the third quarter of 2018 compared to the second quarter of 2018.

 As of September 30, 2018 and December 31, 2017, our Hughes segment had approximately $1.52 billion and $1.62 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is a global provider of satellite operations and satellite services. We operate our business using our owned and leased in-orbit satellites and related licenses. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the FSS industry, has encountered and may continue to encounter negative pressure on transponder rates and demand.

We provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture EchoStar entered into in 2008 (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment. Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements. DISH Network’s capacity requirements have been driven by the continued migration of programming to high-definition television and video on demand services. The services that we provide to DISH Network are critical to its nationwide delivery of content to its customers across the U.S. DISH Network’s satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch its own satellites.  Any termination or reduction in the services we provide to DISH Network may cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. The agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018. As a result, we expect a $42.8 million annualized decrease in our revenue. We are exploring other opportunities to utilize this satellite in the future.

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

As of September 30, 2018 and December 31, 2017, our ESS segment had contracted revenue backlog of approximately $908.0 million and $1.16 billion, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, make our business more valuable, align us for future growth and expansion, maximize the return on our investments, and strengthen our relationships with our customers. We may allocate or dispose of significant resources for long-term value that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

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

We are not aware of any cyber-attacks with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the nine months ended September 30, 2018. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2018	2017	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$282,543	$330,675	$(48,132)	(14.6)
Services and other revenue - other	1,132,669	866,251	266,418	30.8
Equipment revenue	150,134	173,819	(23,685)	(13.6)
Total revenue	1,565,346	1,370,745	194,601	14.2
Costs and expenses:
Cost of sales - services and other	448,925	413,648	35,277	8.5
% of total services and other revenue	31.7%	34.6%
Cost of sales - equipment	127,254	142,127	(14,873)	(10.5)
% of total equipment revenue	84.8%	81.8%
Selling, general and administrative expenses	285,700	244,005	41,695	17.1
% of total revenue	18.3%	17.8%
Research and development expenses	20,328	23,444	(3,116)	(13.3)
% of total revenue	1.3%	1.7%
Depreciation and amortization	409,377	364,878	44,499	12.2
Total costs and expenses	1,291,584	1,188,102	103,482	8.7
Operating income	273,762	182,643	91,119	49.9

Other income (expense):
Interest income	41,362	21,248	20,114	94.7
Interest expense, net of amounts capitalized	(193,625)	(181,996)	11,629	6.4
Gains and losses on investments, net	262	(1,575)	1,837	*
Other, net	(42)	5,527	(5,569)	*
Total other expense, net	(152,043)	(156,796)	4,753	(3.0)
Income before income taxes	121,719	25,847	95,872	*
Income tax provision	(31,725)	(4,635)	(27,090)	*
Net income	89,994	21,212	68,782	*
Less: Net income attributable to noncontrolling interests	1,292	1,006	286	28.4
Net income attributable to HSS	$88,702	$20,206	$68,496	*

Other data:
EBITDA (2)	$682,067	$550,467	$131,600	23.9
Subscribers, end of period	1,332,000	1,140,000	192,000	16.8
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 62 and 63 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 59. For further information on our use of EBITDA see Explanation of Key Metrics and Other Items on page 63.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  Services and other revenue — DISH Network totaled $282.5 million for the nine months ended September 30, 2018, a decrease of $48.1 million or 14.6%, compared to the same period in 2017.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2018 decreased by $26.1 million, or 39.9%, to $39.3 million compared to the same period in 2017.  The decrease was primarily attributable to a continued decrease in residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the nine months ended September 30, 2018 decreased by $22.3 million, or 8.6%, to $238.2 million compared to the same period in 2017.  The decrease was due to revenue reduction of (i) $10.7 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, (ii) $7.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (iii) $3.5 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network and (iv) $2.0 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue — other.  Services and other revenue — other totaled $1.13 billion for the nine months ended September 30, 2018, an increase of $266.4 million or 30.8%, compared to the same period in 2017.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2018 increased by $249.4 million, or 29.9%, to $1.08 billion compared to the same period in 2017.  The increase was primarily attributable to increases in sales of broadband services to our consumer and enterprise customers of $217.6 million and $26.8 million, respectively.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2018 increased by $2.7 million, or 7.8%, to $38.0 million compared to the same period in 2017.  The increase was due to a net increase in transponder services provided.

Equipment revenue.  Equipment revenue totaled $150.1 million for the nine months ended September 30, 2018, a decrease of $23.7 million or 13.6%, compared to the same period in 2017.  The decrease was mainly due to a decrease in hardware sales in our Hughes segment of $14.2 million to our domestic enterprise customers, $7.8 million to our mobile satellite systems customers and $4.9 million to our consumer customers. The decrease was partially offset by an increase in hardware sales in our Hughes segment of $2.5 million to our international enterprise customers.

Cost of sales — services and other.  Cost of sales — services and other totaled $448.9 million for the nine months ended September 30, 2018, an increase of $35.3 million or 8.5%, compared to the same period in 2017.

Cost of sales - services and other from our Hughes segment for the nine months ended September 30, 2018 increased by $49.6 million, or 13.6%, to $414.5 million compared to the same period in 2017.  The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer and enterprise customers.

Cost of sales - services and other from our ESS segment for the nine months ended September 30, 2018 decreased by $15.9 million, or 32.5%, to $33.0 million compared to the same period in 2017. The decrease was primarily attributable to the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Cost of sales - equipment.  Cost of sales - equipment totaled $127.3 million for the nine months ended September 30, 2018, a decrease of $14.9 million or 10.5%, compared to the same period in 2017. The decrease was primarily attributable to a decrease in hardware sales in our Hughes segment provided to our consumer customers, domestic enterprise customers and mobile satellite systems customers, partially offset by an increase in hardware sales in our Hughes segment to our international enterprise customers.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $285.7 million for the nine months ended September 30, 2018, an increase of $41.7 million or 17.1%, compared to the same period in 2017. Selling expenses increased $35.0 million primarily attributable to the amortization of contract acquisition and

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

fulfillment costs from our Hughes segment and an increase in advertising and mailers expenses from our Hughes segment mainly associated with our consumer business. General and administrative expenses increased $6.7 million due to bad debt expense from our Hughes segment, partially offset by a decrease in administrative expenses provided by EchoStar.

Depreciation and amortization.  Depreciation and amortization expenses totaled $409.4 million for the nine months ended September 30, 2018, an increase of $44.5 million or 12.2%, compared to the same period in 2017.  The increase was primarily due to an increase in depreciation expense of: (i) $26.1 million relating to our customer rental equipment, (ii) $19.5 million relating to the EchoStar XIX and EchoStar 105/SES-11 satellites that were placed into service in the first and fourth quarters of 2017, respectively and the Telesat T19V satellite that was placed into service in the fourth quarter of 2018, (iii) $8.2 million relating to machinery and equipment and (iv) an increase of 2.8 million in amortization expense relating to the development of externally marketed software. The increases were partially offset by a decrease of $7.5 million in amortization expense from certain fully amortized other intangible assets in our Hughes segment.

Interest income.  Interest income totaled $41.4 million for the nine months ended September 30, 2018, an increase of $20.1 million or 94.7%, compared to the same period in 2017 primarily attributable to an increase in yield percentage in 2018 compared to 2017.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $193.6 million for the nine months ended September 30, 2018, an increase of $11.6 million or 6.4%, compared to the same period in 2017.  The increase was primarily due to a decrease of $15.3 million in capitalized interest relating to the EchoStar XIX, EchoStar XXI and EchoStar 105/SES-11 satellites that were placed into service in the first and fourth quarters of 2017 and third quarter of 2018, respectively. The increase was partially offset by an increase of $1.5 million in capitalized interest relating to the Telesat T19V satellite and a decrease of $2.6 million in interest expense relating to the accounting impact of two of our satellites that are treated as capital leases.

Gains and losses on investments, net. Gains and losses on investments, net totaled $0.3 million in gains for the nine months ended September 30, 2018 compared to $1.6 million for the nine months ended September 30, 2017.  The change of $1.8 million was primarily due to an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in 2017 and $1.7 million gain on our trading securities in 2017.

Other, net.  Other, net total was de minimis in income for the nine months ended September 30, 2018, a decrease of $5.6 million, compared to the same period in 2017. The decrease was primarily related to an unfavorable foreign exchange impact of $14.2 million and a decrease of $1.6 million in equity in earnings of our unconsolidated affiliates. The decreases were partially offset by a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018.

Income tax benefit (provision).  Income tax provision was $31.7 million for the nine months ended September 30, 2018 compared to an income tax benefit of $4.6 million for the nine months ended September 30, 2017. Our effective income tax rate was 26.1% and 17.9% for the nine months ended September 30, 2018 and 2017, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, increase in our valuation allowance associated with certain foreign losses, and the change in our valuation allowance associated with net unrealized losses that are capital in nature. For the nine months ended September 30, 2017, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the recognition of a one-time tax benefit for the revaluation of our deferred tax assets and liabilities due to a change in our state effective tax rate as a result of the Share Exchange.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Net income attributable to HSS.  Net income attributable to HSS was $88.7 million for the nine months ended September 30, 2018, an increase of $68.5 million, compared to the same period in 2017 as set forth in the following table:

Amounts
(In thousands)
Net income attributable to HSS for the nine months ended September 30, 2017	$20,206
Increase in tax provision	(27,090)
Increase in interest expense	(11,629)
Increase in other net	(5,569)
Increase in operating income, including depreciation and amortization	91,119
Increase in interest income	20,114
Decrease in losses on investments, net	1,837
Increase in net income attributable to noncontrolling interests	(286)
Net income attributable to HSS for the nine months ended September 30, 2018	$88,702

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Net income	$89,994	$21,212	$68,782	*

Interest income and expense, net	152,263	160,748	(8,485)	(5.3)
Income tax provision	31,725	4,635	27,090	*
Depreciation and amortization	409,377	364,878	44,499	12.2
Net income attributable to noncontrolling interests	(1,292)	(1,006)	286	28.4
EBITDA	$682,067	$550,467	$131,600	23.9
*    Percentage is not meaningful.

EBITDA was $682.1 million for the nine months ended September 30, 2018, an increase of $131.6 million or 23.9%, compared to the same period in 2017. The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $135.6 million.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the nine months ended September 30, 2018
Total revenue	$1,271,886	$276,185	$17,275	$1,565,346
Capital expenditures (1)	$285,352	$(76,653)	$—	$208,699
EBITDA	$452,982	$238,789	$(9,704)	$682,067
For the nine months ended September 30, 2017
Total revenue	$1,072,143	$295,785	$2,817	$1,370,745
Capital expenditures	$270,624	$21,351	$—	$291,975
EBITDA	$342,693	$241,873	$(34,099)	$550,467

Capital expenditures in the table above are net of refunds and other receipts related to property and equipment.

Hughes Segment

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$1,271,886	$1,072,143	$199,743	18.6
Capital expenditures	$285,352	$270,624	$14,728	5.4
EBITDA	$452,982	$342,693	$110,289	32.2

Total revenue for the nine months ended September 30, 2018 increased by $199.7 million, or 18.6%, compared to the same period in 2017.  The increase was primarily due to an increase in sales of broadband services to our consumer and enterprise customers of $217.6 million and $26.8 million, respectively, and an increase in hardware sales of $2.5 million to our international enterprise customers. The increase was partially offset by (i) a decrease of $26.1 million in residential wholesale broadband services and a decrease in hardware sales of (ii) $14.2 million to our domestic enterprise customers, (iii) $7.8 million to our mobile satellite systems customers and (iv) $4.9 million to our consumer customers.

Capital expenditures for the nine months ended September 30, 2018 increased by $14.7 million, or 5.4%, compared to the same period in 2017, primarily due to increases in capital expenditures relating to our consumer business of $12.3 million and our EchoStar XXIV and Telesat T19V satellites of $9.4 million. The increases were partially offset by a decrease of $8.7 million in capital expenditures associated with our EUTELSAT 65W, EchoStar XIX and EchoStar XXI satellites and our enterprise business.

EBITDA for the nine months ended September 30, 2018 was $453.0 million, an increase of $110.3 million, or 32.2%, compared to the same period in 2017.  The increase was primarily due to an increase of $164.8 million in gross margin and an other-than-temporary impairment loss of $3.3 million on one of our available-for-sale securities in the first quarter of 2017. The increase was partially offset by (i) an increase of $45.7 million in selling, general and administrative expenses due to the amortization of contract acquisition and fulfillment costs from our Hughes segment, an increase in bad debt expense and an increase in advertising and mailers expenses mainly associated with our consumer business, and (ii) an unfavorable foreign exchange impact of $14.2 million in 2018 compared to the same period in 2017.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

ESS Segment

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$276,185	$295,785	$(19,600)	(6.6)
Capital expenditures	$(76,653)	$21,351	$(98,004)	*
EBITDA	$238,789	$241,873	$(3,084)	(1.3)
* Percentage is not meaningful.

Total revenue for the nine months ended September 30, 2018 decreased by $19.6 million, or 6.6%, compared to the same period in 2017. The decrease was attributable to revenue reduction of (i) $10.7 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, (ii) $7.1 million resulting from DISH Network’s termination of its agreement to lease satellite capacity from us on the EchoStar XII satellite at the end of September 2017, (iii) $3.5 million as a result of the satellite anomaly experienced by the EchoStar X satellite in December 2017 which reduced the satellite capacity leased to DISH Network and (iv) $2.0 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the nine months ended September 30, 2018 decreased by $98.0 million compared to the same period in 2017, primarily reflect a reimbursement of $77.5 million and a decrease in satellite expenditure as a result of the EchoStar 105/SES-11 satellite that was placed into service in the fourth quarter of 2017.

EBITDA for the nine months ended September 30, 2018 was $238.8 million, a decrease of $3.1 million, or 1.3%, compared to the same period in 2017.  The decrease was primarily due to the decrease in ESS segment total revenue of $19.6 million in 2018 compared to the same period in 2017. The decrease in EBITDA was partially offset by a decrease in satellite services costs of $14.6 million mainly associated with the termination of our agreement for satellite capacity on the AMC-15 satellite in December 2017.

Corporate and Other

	For the nine months ended September 30,		Variance
	2018	2017	Amount	%
	(Dollars in thousands)
Total revenue	$17,275	$2,817	$14,458	*
Capital expenditures	$—	$—	$—	*
EBITDA	$(9,704)	$(34,099)	$24,395	(71.5)
* Percentage is not meaningful.

Total revenue for the nine months ended September 30, 2018 increased by $14.5 million compared to the same period in 2017. The increase was primarily due to the services and lease equipment we provide to support EchoStar Mobile Limited, a subsidiary of EchoStar that provides mobile satellite services and complementary ground component services covering the entire European Union using S-band spectrum.

For the nine months ended September 30, 2018, EBITDA was a loss of $9.7 million, an increase of $24.4 million, or 71.5%, compared to the same period in 2017.  The change in EBITDA was primarily due to an increase in operating income, excluding depreciation and amortization, of $16.4 million and a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in the second quarter of 2018

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

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

Gains and losses on investments, net. Gains and losses on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities and adjustments to the carrying amount of investments in unconsolidated entities resulting from impairments and observable price changes.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 12 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors.  Except as provided below, for the nine months ended September 30, 2018, there were no material changes in our risk factors as previously disclosure.

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

There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality we require, including Airbus Defence and Space, Boeing Satellite Systems, Lockheed Martin, Space Systems/Loral, LLC (“SSL”) and Thales Alenia Space.  There are also a limited number of launch service providers that are able to launch such satellites, including International Launch Services, Arianespace, Lockheed Martin Commercial Launch Services and Space Exploration.  The loss or failure to perform of any of our manufacturers or launch service providers could increase the cost and result in the delay of the design, construction or launch of our satellites.  Even if alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers, and this could result in difficulties or delays in the design, construction or launch of our satellites.  For example, in the second half of 2018, Maxar Technologies Ltd. (“Maxar), the parent company of SSL, the manufacturer of our EchoStar XXIV satellite, announced that it is reviewing strategic alternatives for its geostationary communications satellite business to improve its financial performance and that it is in active discussions with potential buyers of the business. SSL has indicated to us that it intends to meet its contractual requirements regarding the manufacture of the EchoStar XXIV satellite. However, if SSL or any successor fails to meet these requirements for any reason, including if Maxar decides to discontinue, wind down or otherwise significantly modify its geostationary communications satellite business, such failure could have a material adverse effect on completing the manufacture of the EchoStar XXIV satellite and, like any other delays in the design, construction or launch of our other satellites, could have a material adverse impact on our business operations, future revenues, financial position and prospects.

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

Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent anomalies or outages from occurring and may experience anomalies and outages in the future, whether of the types described above or arising from the failure of other systems or components. The loss or failure to perform of any of our manufacturers which provide in-orbit anomaly support for our satellites could result in our inability to determine, eliminate or manage anomalies for our satellites. Even if alternate in-orbit anomaly support services are available, we may have difficulty identifying them in a timely manner or we may incur significant additional expense in changing suppliers.  Maxar, through its subsidiary SSL, provides in-orbit anomaly support for several of our satellites. In the second half of 2018, Maxar announced that it is reviewing strategic alternatives for its geostationary communications satellite business to improve its financial performance and that it is in active discussions with potential buyers of the business. A decision by Maxar to discontinue, wind down or otherwise significantly modify its geostationary communication

s satellite business could have a material adverse impact on the operation of several of our satellites, including our ability to remedy any anomalies or outages.

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

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.         OTHER INFORMATION

Financial Results

On November 8, 2018, EchoStar issued a press release (the “Press Release”) announcing its financial results for the three and nine months ended September 30, 2018. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.         EXHIBITS

Exhibit No.	Description
10.1(H)
Letter Agreement between EchoStar Corporation and DISH Network Corporation, dated August 3, 2018, amending that certain Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network Corporation.

31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 8, 2018 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 8, 2018	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)