Form 10-K/A
period 2018-12-31
Hughes Satellite Systems Corp
filed 2019-02-27
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 333-179121
 Hughes Satellite Systems Corporation
(Exact name of registrant as specified in its charter)

Colorado	45-0897865
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Inverness Terrace East, Englewood, Colorado	80112-5308
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:  (303) 706-4000
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
The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Amendment No. 1 to the Annual Report on Form 10-K/A with the reduced disclosure format.
* The Registrant currently is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is filing this Amendment No. 1 to the Annual Report on Form 10-K/A on a voluntary basis. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during such period.
DOCUMENTS INCORPORATED BY REFERENCE  None

Explanatory Note

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amended 10-K”) is being filed with respect to the Annual Report of Hughes Satellite Systems Corporation (“HSS” or the “Company”) on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “10-K”). HSS is filing this Amended 10-K to correct various formatting errors in the 10-K that occurred due to a file corruption discovered after filing the 10-K.  Other than such corrections, there are no other changes, amendments or updates to any other information in the 10‑K, but this Amended 10-K is being filed in its entirety for ease of review.

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
* Percentage is not meaningful

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
* Percentage is not meaningful

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
* Percentage is not meaningful

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

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

10.30 (J)	Amendment to EchoStar Non-Qualified Plan-Executive Plan and Adoption Agreement, dated November 1, 2018.**

31.1 (H)	Section 302 Certification of Chief Executive Officer.

31.2 (H)	Section 302 Certification of Chief Financial Officer.

32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1 (J)	Press release dated February 21, 2018 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2018.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.

(I)	Furnished herewith

(J)	Included as an exhibit to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 21, 2019, Commission File No. 333-179121.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

***	Certain portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 27, 2019
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,	February 27, 2019
David J. Rayner	Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	February 27, 2019
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel	February 27, 2019
Dean A. Manson	Secretary and Director

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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