Form 10-Q
period 2019-03-31
Hughes Satellite Systems Corp
filed 2019-05-08
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

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

As of April 30, 2019, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

•
risks related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States dollar, economic instability and political disturbances;

•	the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services; and

•	our ability to bring advanced technologies to market to keep pace with our customers and competitors.

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as amended by Amendment No. 1 to Form 10-K on Form 10-K/A filed with the SEC (collectively referred to as our “Form 10-K”), those discussed in Management’s Narrative Analysis of Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of
	March 31, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,138,711	$847,823
Marketable investment securities, at fair value	1,382,029	1,609,196
Trade accounts receivable and contract assets, net (Note 3)	216,557	201,096
Trade accounts receivable - DISH Network	18,598	13,550
Inventory	76,114	75,379
Prepaids and deposits	55,221	48,681
Advances to affiliates, net	80,911	103,550
Other current assets	19,051	18,539
Total current assets	2,987,192	2,917,814
Noncurrent assets:
Property and equipment, net	2,516,137	2,582,181
Operating lease right-of-use assets	112,974	—
Regulatory authorizations	465,658	465,658
Goodwill	504,173	504,173
Other intangible assets, net	40,294	43,952
Investments in unconsolidated entities	125,384	126,369
Advances to affiliates	19,957	—
Other noncurrent assets, net	247,967	253,025
Total noncurrent assets	4,032,544	3,975,358
Total assets	$7,019,736	$6,893,172
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$112,820	$104,751
Trade accounts payable - DISH Network	1,698	752
Current portion of long-term debt and finance lease obligations	953,636	959,577
Advances from affiliates, net	782	868
Contract liabilities	90,180	72,249
Accrued interest	54,664	46,703
Accrued compensation	26,114	42,796
Accrued taxes	8,228	7,609
Accrued expenses and other	68,933	68,854
Total current liabilities	1,317,055	1,304,159
Noncurrent liabilities:
Long-term debt and finance lease obligations, net	2,563,429	2,573,204
Deferred tax liabilities, net	501,539	488,736
Operating lease liabilities	95,073	—
Advances from affiliates, net	33,283	33,438
Other noncurrent liabilities	98,870	101,140
Total noncurrent liabilities	3,292,194	3,196,518
Total liabilities	4,609,249	4,500,677
Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at each of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at each of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,765,481	1,767,037
Accumulated other comprehensive loss	(82,611)	(83,774)
Accumulated earnings	716,183	693,957
Total HSS shareholders’ equity	2,399,053	2,377,220
Noncontrolling interests	11,434	15,275
Total shareholders’ equity	2,410,487	2,392,495
Total liabilities and shareholders’ equity	$7,019,736	$6,893,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Revenue:
Services and other revenue - DISH Network	$82,371	$100,614
Services and other revenue - other	398,340	359,334
Equipment revenue	51,714	42,947
Total revenue	532,425	502,895

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	152,303	147,655
Cost of sales - equipment (exclusive of depreciation and amortization)	45,007	39,071
Selling, general and administrative expenses	102,358	94,650
Research and development expenses	6,888	7,137
Depreciation and amortization	143,530	133,718
Total costs and expenses	450,086	422,231
Operating income	82,339	80,664

Other income (expense):
Interest income	17,997	11,379
Interest expense, net of amounts capitalized	(64,413)	(64,413)
Gains (losses) on investments, net	(346)	(392)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,072)	1,492
Other, net	45	(613)
Total other expense, net	(47,789)	(52,547)
Income before income taxes	34,550	28,117
Income tax provision	(11,518)	(7,736)
Net income	23,032	20,381
Less: Net income attributable to noncontrolling interests	806	380
Net income attributable to HSS	$22,226	$20,001

Comprehensive income:
Net income	$23,032	$20,381
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(838)	1,900
Unrealized gains (losses) on available-for-sale securities and other	2,386	(411)
Amounts reclassified to net income:
Realized gains on available-for-sale securities	(385)	—
Total other comprehensive income, net of tax	1,163	1,489
Comprehensive income	24,195	21,870
Less: Comprehensive income attributable to noncontrolling interests	806	166
Comprehensive income attributable to HSS	$23,389	$21,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of accounting changes as of January 1, 2018	—	433	17,775	—	18,208
Balance, January 1, 2018	1,754,561	(52,389)	600,458	14,822	2,317,452
Stock-based compensation	1,299	—	—	—	1,299
Capital contributions from EchoStar Corporation	7,125	—	—	—	7,125
Other comprehensive income (loss)	—	1,803	—	(214)	1,589
Net income	—	—	20,001	380	20,381
Other	(58)	(100)	—	—	(158)
Balance, March 31, 2018	$1,762,927	$(50,686)	$620,459	$14,988	$2,347,688

Balance, December 31, 2018	$1,767,037	$(83,774)	$693,957	$15,275	$2,392,495
Stock-based compensation	1,433	—	—	—	1,433
Noncontrolling interest repurchase	(2,666)	—	—	(4,647)	(7,313)
Other comprehensive income	—	1,163	—	—	1,163
Net income	—	—	22,226	806	23,032
Other	(323)	—	—	—	(323)
Balance, March 31, 2019	$1,765,481	$(82,611)	$716,183	$11,434	$2,410,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$23,032	$20,381
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	143,530	133,718
Equity in (earnings) losses of unconsolidated affiliates, net	1,072	(1,492)
Amortization of debt issuance costs	2,010	1,936
(Gains) losses on investments, net	346	395
Stock-based compensation	1,433	1,299
Deferred tax provision	9,936	6,813
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(19,228)	23,148
Advances to and from affiliates, net	1,811	4,921
Trade accounts receivable - DISH Network	(5,048)	(14,957)
Inventory	(1,036)	(2,297)
Other current assets	(6,825)	(11,063)
Trade accounts payable	8,122	(1,460)
Trade accounts payable - DISH Network	946	(943)
Accrued expenses and other	3,535	(7,600)
Changes in noncurrent assets and noncurrent liabilities, net	6,170	(13,348)
Other, net	1,159	2,952
Net cash flows from operating activities	170,965	142,403
Cash flows from investing activities:
Purchases of marketable investment securities	(240,188)	(358,543)
Sales and maturities of marketable investment securities	468,745	197,686
Expenditures for property and equipment	(73,929)	(87,777)
Refunds and other receipts related to property and equipment	—	77,524
Expenditures for externally marketed software	(7,600)	(7,148)
Payment for satellite launch services	—	(7,125)
Net cash flows from investing activities	147,028	(185,383)
Cash flows from financing activities:
Repurchase of debt	(8,046)	—
Repayment of debt and finance lease obligations	(9,882)	(9,368)
Noncontrolling interest purchase	(7,312)	—
Capital contribution from EchoStar Corporation	—	7,125
Repayment of in-orbit incentive obligations	(1,573)	(1,265)
Net cash flows from financing activities	(26,813)	(3,508)
Effect of exchange rates on cash and cash equivalents	(117)	(249)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	291,063	(46,737)
Cash and cash equivalents, including restricted amounts, beginning of period	848,619	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,139,682	$1,776,617

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$54,277	$52,623
Cash paid for income taxes	$652	$839

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

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), Dish Mexico, S. de R.L. de C.V., a joint venture EchoStar entered into in 2008 (“Dish Mexico”), United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements

Leases

We adopted ASU No. 2016-02-Leases (Topic 842), as amended, or ASC 842, as of January 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We have elected to initially apply the requirements of the new standard on January 1, 2019 and we have not restated our consolidated financial statements for prior periods. Consequently, certain amounts reported in our Condensed Consolidated Balance Sheet as of March 31, 2019 are not comparable to those reported as of December 31, 2018 or earlier dates. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the three months ended March 31, 2019.

Under ASC 842, leases are classified either as operating leases or finance leases. The lease classification affects the recognition of lease expense by lessees in the statement of operations. Consistent with prior accounting standards, operating lease expense is included in operating expenses, while finance lease expense is split between depreciation expense and interest expense. ASC 842 does not fundamentally change the lessor accounting model, which requires leases to be classified as operating leases or sales-type leases. Operating lease revenue generally is recognized over the lease term, while sales-type lease revenue is recognized primarily upon lease commencement, except for amounts representing interest on related accounts receivable.

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements to new and modified leases did not materially affect our recognition of revenue or expenses for the three months ended March 31, 2019.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our adoption of ASC 842 resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of December 31, 2018.

	As Reported December 31,2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
	(in thousands)
Prepaids and deposits	$48,681	$(28)	$48,653
Operating lease right-of-use assets	$—	$117,006	$117,006
Other noncurrent assets, net	$253,025	$(7,272)	$245,753
Total assets	$6,893,172	$109,706	$7,002,878
Accrued expenses and other	$68,854	$14,444	$83,298
Operating lease liabilities	—	$99,133	$99,133
Other noncurrent liabilities	$101,140	$(3,871)	$97,269
Total liabilities	$4,500,677	$109,706	$4,610,383
Total liabilities and shareholders’ equity	$6,893,172	$109,706	$7,002,878

Our accounting policies under ASC 842 are summarized below. Additional disclosures required by the new standard are included in Note 4.

Lessee Accounting

We lease real estate, satellite capacity and equipment in the conduct of our business operations. For contracts entered into on or after January 1, 2019, we assess at contract inception whether the contract is, or contains a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

At the lease commencement date, we recognize a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities as of January 1, 2019 were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. We have elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. Our policy election results in a higher initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

and value-added taxes and our proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense on the lease liability based on the discount rate at lease commencement. For both operating and finance leases, lease payments are allocated between a reduction of the lease liability and interest expense. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers, including DISH Network. We identify and determine the classification of such leases as operating leases or sales-type leases based on the criteria discussed above for lessees. A lease is classified as a sales-type lease if it meets the above criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise as discussed below, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We have elected an accounting policy, as permitted by ASC 842, to not separate the lease of equipment from related services in our HughesNet broadband internet service contracts with consumers. We account for all revenue from such contracts as non-lease service revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Our accounting for revenue from operating leases and sales-type leases was not substantially changed by our adoption of ASC 842. However, we anticipate that certain leases that would have been classified as operating leases under prior accounting standards may be classified as sales-type leases under ASC 842. Operating lease revenue generally is recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases generally are discounted at the interest rate implicit in the lease.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases.

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Trade accounts receivable:
Sales and services	$164,310	$154,415
Leasing	7,775	7,990
Total	172,085	162,405
Contract assets	58,500	55,295
Allowance for doubtful accounts	(14,028)	(16,604)
Total trade accounts receivable and contract assets, net	$216,557	$201,096

Trade accounts receivable - DISH Network:
Sales and services	$17,252	$12,274
Leasing	1,346	1,276
Total trade accounts receivable - DISH Network, net	$18,598	$13,550

Contract liabilities:
Current	$90,180	$72,249
Noncurrent	10,778	10,133
Total contract liabilities	$100,958	$82,382

For the three months ended March 31, 2019, we recognized revenue of $39 million that was previously included in the contract liability balance at December 31, 2018.

Our bad debt expense was $4 million and $5 million for the three months ended March 31, 2019 and 2018, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2019, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. We expect to recognize approximately 36% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment and our leasing arrangements.

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market, nature of the products and services and transactions with major customers.  See Note 4 for additional information about revenue associated with leases.

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

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019

North America	$367,829	$81,084	$1,005	$449,918
South and Central America	26,863	—	—	26,863
All other	50,645	175	4,824	55,644
Total revenue	$445,337	$81,259	$5,829	$532,425

For the three months ended March 31, 2018

North America	$336,020	$96,578	$1,206	$433,804
South and Central America	24,488	—	—	24,488
All other	40,310	175	4,118	44,603
Total revenue	$400,818	$96,753	$5,324	$502,895

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
Equipment	$25,960	$—	$—	$25,960
Services	380,783	3,740	322	384,845
Design, development and construction services	25,066	—	—	25,066
Revenue from sales and services	431,809	3,740	322	435,871
Lease revenue	13,528	77,519	5,507	96,554
Total revenue	$445,337	$81,259	$5,829	$532,425

For the three months ended March 31, 2018
Equipment	$26,771	$—	$—	$26,771
Services	313,961	7,403	375	321,739
Design, development and construction services	16,176	—	—	16,176
Revenue from sales and services	356,908	7,403	375	364,686
Lease revenue	43,910	89,350	4,949	138,209
Total revenue	$400,818	$96,753	$5,324	$502,895

Effective January 1, 2019, we report revenue from leases of Hughes consumer broadband equipment as services revenue due to our election to not separate lease and non-lease components in consumer broadband service contracts in connection with our adoption of ASC 842 (see Note 2).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.    LEASES

Lessee Disclosures

Our operating leases consist primarily of leases for office space, data centers and satellite ground facilities. We recognized right-of-use assets and lease liabilities for such leases in connection with our adoption of ASC 842 as of January 1, 2019 (see Note 2). We report operating lease right-of-use assets in Operating lease right-of-use assets and we report the current and noncurrent portions of our operating lease liabilities in Accrued expenses and other and Operating lease liabilities, respectively. Our finance leases consist primarily of leases of satellite capacity. We report finance lease right-of-use assets in Property and equipment, net and we report the current and noncurrent portions of our finance lease liabilities in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, respectively. Our consolidated balance sheet includes the following amounts for right-of-use assets and lease liabilities as of March 31, 2019 (in thousands):

Right-of-use assets
Operating	$112,974
Finance	563,350
Total right-of-use assets	$676,324

Lease liabilities
Current
Operating	$14,444
Finance	41,651
Noncurrent
Operating	95,073
Finance	177,294
Total lease liabilities	$328,462

Finance lease assets are reported net of accumulated amortization of $490 million as of March 31, 2019.

The following table details components of lease cost, weighted average lease terms and discount rates, and cash flows for operating leases and finance leases:

For the three months ended March 31, 2019
(In thousands)
Lease cost
Operating lease cost	$5,123
Finance lease cost
Amortization of right-of-use assets	20,666
Interest on lease liabilities	6,018
Short-term lease cost	120
Variable lease cost	1,918
Total lease cost	$33,845

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of
March 31, 2019
(In thousands)
Lease term and discount rate
Weighted average remaining lease term (in years):
Finance leases	4.82
Operating leases	10.54

Weighted average discount rate:
Finance leases	10.75%
Operating leases	6.19%

For the three months ended March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,516
Operating cash flows from finance leases	$6,018
Financing cash flows from finance leases	$9,758

We obtained right-of-use assets in exchange for lease liabilities of $1 million upon commencement of operating leases for the three months ended March 31, 2019.

The following table presents maturities of our lease liabilities as of March 31, 2019:

Maturity of lease liabilities	Operating leases	Finance leases	Total
	(In thousands)
Year ending December 31,
2019 (remainder)	$14,757	$47,400	$62,157
2020	18,339	63,266	81,605
2021	15,781	59,692	75,473
2022	13,918	41,040	54,958
2023	13,337	40,942	54,279
After 2023	75,274	30,707	105,981
Total lease payments	151,406	283,047	434,453
Less interest	(41,889)	(64,102)	(105,991)
Present value of lease liabilities	$109,517	$218,945	$328,462

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of December 31, 2018, our future minimum rental payments under noncancelable operating leases were as follows

Year ending December 31,	(In thousands)
2019	$17,587
2020	16,957
2021	13,400
2022	9,730
2023	8,427
Thereafter	21,886
Total	$87,987

Lessor Disclosures

We report revenue from sales-type leases at the commencement date in Equipment revenue and we report periodic interest income on sales-type lease receivables in Services and other revenue. We report operating lease revenue in Services and other revenue. The following table details our lease revenue for the three months ended March 31, 2019 (in thousands):

Sales-type lease revenue:
Revenue at lease commencement	$688
Interest income	252
Operating lease revenue	95,614
Lease revenue	$96,554

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $3 million as of March 31, 2019.

The following table presents maturities of our operating lease payments as of March 31, 2019:

Operating leases
Year ending December 31,	(In thousands)
2019 (remainder)	$232,901
2020	255,622
2021	227,246
2022	145,552
2023	35,506
After 2023	150,525
Total lease payments	$1,047,352

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Property and equipment, net as of March 31, 2019 and Depreciation and amortization for the three months then ended included the following amounts for assets subject to operating leases:

		Accumulated	Depreciation
	Cost	depreciation	expense
	(in thousands)
Customer premises equipment	$1,291,237	$925,721	$49,712
Satellites	1,552,245	847,160	32,601
Real estate	31,477	6,460	217
Total	$2,874,959	$1,779,341	$82,530

NOTE 5.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss
	(In thousands)
Balance, December 31, 2017	$(52,251)	$(648)	$77	$(52,822)
Cumulative effect of adoption of the Accounting Standards Update No. 2016-01	—	433	—	433
Balance, January 1, 2018	(52,251)	(215)	77	(52,389)
Other comprehensive income (loss) before reclassifications	2,114	(311)	(100)	1,703
Other comprehensive income (loss)	2,114	(311)	(100)	1,703
Balance, March 31, 2018	$(50,137)	$(526)	$(23)	$(50,686)

Balance, December 31, 2018	$(82,800)	$(1,092)	$118	$(83,774)
Other comprehensive income (loss) before reclassifications	(838)	2,353	33	1,548
Amounts reclassified to net income	—	(385)	—	(385)
Other comprehensive income (loss)	(838)	1,968	33	1,163
Balance, March 31, 2019	$(83,638)	$876	$151	$(82,611)

The amounts reclassified to net income related to unrealized gain (loss) on available-for-sale securities in the table above are included in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments as follows:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Marketable investment securities:
Debt securities:
Corporate bonds	$1,047,428	$1,234,017
Other debt securities	334,259	374,106
Total debt securities	1,381,687	1,608,123
Equity securities	342	1,073
Total marketable investment securities	$1,382,029	$1,609,196

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

A summary of our available-for-sale debt securities is presented in the table below.

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
As of March 31, 2019
Corporate bonds	$1,046,539	$966	$(77)	$1,047,428
Other debt securities	334,272	2	(15)	334,259
Total available-for-sale debt securities	$1,380,811	$968	$(92)	$1,381,687
As of December 31, 2018
Corporate bonds	$1,235,110	$230	$(1,323)	$1,234,017
Other debt securities	374,106	—	—	374,106
Total available-for-sale debt securities	$1,609,216	$230	$(1,323)	$1,608,123

As of March 31, 2019, we have $1.2 billion of available-for-sale debt securities with contractual maturities of one year or less and $144 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. For the three months ended March 31, 2019 and 2018, Gains (losses) on investments, net included net loss of $0.7 million and $0.4 million, respectively, related to equity securities that we held during each period.

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities totaled $312 million for the three months ended March 31, 2019. We recognized $0.4 million gains from the sales of our available-for-sale portfolio for the three months ended March 31, 2019. Proceeds from sales of our available-for-sale securities was zero for the three months ended March 31,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2018. We recognized zero gains and losses from the sales of our available-for-sale securities for the three months ended March 31, 2018.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below. As of March 31, 2019 and December 31, 2018, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Debt securities:
Corporate bonds	$—	$1,047,428	$1,047,428	$—	$1,234,017	$1,234,017
Other	—	334,259	334,259	—	374,106	374,106
Total debt securities	—	1,381,687	1,381,687	—	1,608,123	1,608,123
Equity securities	342	—	342	1,073	—	1,073
Total marketable investment securities	$342	$1,381,687	$1,382,029	$1,073	$1,608,123	$1,609,196

NOTE 7.    INVENTORY

Our inventory consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$6,473	$4,856
Work-in-process	12,093	13,901
Finished goods	57,548	56,622
Total inventory	$76,114	$75,379

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8 .    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Depreciable Life In Years	As of
		March 31, 2019	December 31, 2018
		(In thousands)
Land	—	$13,375	$13,401
Buildings and improvements	1 to 40	117,270	117,564
Furniture, fixtures, equipment and other	1 to 12	754,902	741,429
Customer premises equipment	2 to 4	1,210,850	1,159,977
Satellites - owned	2 to 15	2,268,862	2,268,862
Satellites - acquired under finance leases	10 to 15	1,050,360	1,051,110
Construction in progress	—	30,013	28,087
Total property and equipment		5,445,632	5,380,430
Accumulated depreciation		(2,929,495)	(2,798,249)
Property and equipment, net		$2,516,137	$2,582,181

Construction in progress consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Progress amounts for satellite construction	$393	$246
Satellite related equipment	15,639	13,001
Other	13,981	14,840
Construction in progress	$30,013	$28,087

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $0.1 million and $2 million for the three months March 31, 2019 and 2018, respectively.

Depreciation expense associated with our property and equipment consisted of the following:

	For the three months ended March 31,
	2019	2018
	(In thousands)
Buildings and improvements	$3,110	$1,298
Furniture, fixtures, equipment and other	20,354	20,774
Customer premises equipment	46,192	43,448
Satellites	64,362	59,033
Total depreciation expense	$134,018	$124,553

Satellites depreciation expense includes amortization of satellites under finance lease agreements of $21 million and $18 million for the three months ended March 31, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Satellites

As of March 31, 2019, our satellite fleet consisted of 15 satellites, 10 of which are owned and five of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three months ended March 31, 2019. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

As of March 31, 2019 and December 31, 2018, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2018, our goodwill is considered to be not impaired.

Other Intangible Assets

As of March 31, 2019 and December 31, 2018, accumulated amortization for our other intangible assets was $311 million and $307 million, respectively.

NOTE 10.    INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value. We measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the three months ended March 31, 2019 and 2018, we did not identify any observable price changes requiring an adjustment to our investments.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our investments in unconsolidated entities consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Investments in unconsolidated entities:
Equity method	$109,946	$110,931
Other equity investments without a readily determinable fair value	15,438	15,438
Total investments in unconsolidated entities	$125,384	$126,369

NOTE 11.    LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and finance lease obligations.

	Effective Interest Rate	As of
		March 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$912,857	$919,119	$920,836	$932,696
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	749,903	750,000	695,865
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	969,417	900,000	934,902
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	741,368	750,000	696,353
Less: Unamortized debt issuance costs		(14,737)	—	(16,757)	—
Subtotal		3,298,120	$3,379,807	3,304,079	$3,259,816
Finance lease obligations		218,945		228,702
Total debt and finance lease obligations		3,517,065		3,532,781
Less: Current portion		(953,636)		(959,577)
Long-term debt and finance lease obligations, net		$2,563,429		$2,573,204

During the three months ended March 31, 2019, we repurchased $8 million of our 6 1/2% Senior Notes due 2019 in open market trades. The outstanding balance of the notes matures in June 2019.

NOTE 12.    INCOME TAXES

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our income tax provision was $12 million for the three months ended March 31, 2019 compared to an income tax provision of $8 million for the three months ended March 31, 2018. Our estimated effective income tax rate was 33.3% and 27.5% for the three months ended March 31, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2019 were primarily due to various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. For the three months ended March 31, 2018, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to various permanent tax differences, the impact of state and local taxes, and the increase in our valuation allowance associated with certain foreign losses

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2019 and December 31, 2018, our satellite-related obligations were $472 million and $482 million, respectively.  Our satellite-related obligations primarily include payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit $21 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. As a result of pre-judgment interest, costs and unit sales through the 073 patent’s expiration in November 2017, the jury verdict would result in a payment of $29 million plus post-judgment interest if not overturned or modified on appeal. Elbit has requested an award of $14 million of attorneys’ fees. HNS is contesting Elbit’s claims as inappropriate and unreasonable in light of the court’s decision and prevailing law. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The parties have briefed the appeal and oral arguments will be held on May 8, 2019. We cannot predict with certainty the outcome of the appeal. As of each of March 31, 2019 and December 31, 2018, we have recorded an accrual of $3 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments.

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
External revenue	$445,337	$80,553	$6,535	$532,425
Intersegment revenue	—	706	(706)	—
Total revenue	$445,337	$81,259	$5,829	$532,425
EBITDA	$161,132	$68,717	$(6,159)	$223,690
Capital expenditures	$73,821	$108	$—	$73,929
For the three months ended March 31, 2018
External revenue	$400,459	$96,223	$6,213	$502,895
Intersegment revenue	359	530	(889)	—
Total revenue	$400,818	$96,753	$5,324	$502,895
EBITDA	$136,713	$84,150	$(6,374)	$214,489
Capital expenditures	$87,291	$(77,038)	$—	$10,253

The following table reconciles total consolidated EBITDA to reported Income before income taxes in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended March 31,
	2019	2018
	(In thousands)
EBITDA	$223,690	$214,489
Interest income and expense, net	(46,416)	(53,034)
Depreciation and amortization	(143,530)	(133,718)
Net income attributable to noncontrolling interests	806	380
Income before income taxes	$34,550	$28,117

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15.    RELATED PARTY TRANSACTIONS

EchoStar

We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These shared corporate services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange, we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.  We recorded net expenses for shared corporate services received from EchoStar and its other subsidiaries of $3 million and $4 million for the three months ended March 31, 2019 and 2018, respectively.

We also reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us, and EchoStar and its other subsidiaries similarly reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report net payments under these arrangements in Advances to affiliates, net within current assets and we report net receipts under these arrangements in Advances from affiliates, net within current liabilities in our Condensed Consolidated Balance Sheets.  No repayment schedule for these net advances has been determined.

In addition, we occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2021 and 2022. Advances under these agreements bear interest at annual rates ranging from one to three percent, subject to periodic adjustment based on the one-year U.S. LIBOR rate. We report amounts payable under these agreements in Advances from affiliates, net within noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Contribution of EchoStar XIX Satellite. On February 1, 2017, EchoStar contributed the EchoStar XIX satellite and assigned the related construction contract with the satellite manufacturer to us. We recorded a $349 million increase in Additional paid-in capital, reflecting EchoStar’s $514 million carrying amount of the satellite, including capitalized interest that was previously charged to expense in our consolidated financial statements, less related deferred taxes of $165 million.

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

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not included in the Share Exchange and continue to be owned by us and are pledged as collateral to support our obligations under the indentures relating to our 6 1/2% Senior Secured Notes due 2019 and 5 1/4% Senior Secured Notes due August 1, 2026 (the “Secured Notes”).

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s subsidiaries pay for these services are based on cost plus a fixed margin. We have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We recorded revenue in Services and other revenue - other of $5 million and $4 million for the three months ended March 31, 2019 and 2018, respectively, related to these services.

DBS Transponder Lease. EchoStar leases satellite capacity from us on eight DBS transponders on the QuetzSat-1 satellite through November 2021, after which EchoStar has certain options to renew the agreement on a year-to year basis through the end of life of the QuetzSat-1 satellite. We recorded revenue in connection with this agreement of approximately $6 million for each of the three months ended March 31, 2019 and 2018. As of each of March 31, 2019 and December 31, 2018, we had related trade accounts receivable of approximately $6 million.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Space Systems Loral, LLC for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar and reduced our operating expenses by the costs of such services of $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. These agreements to lease satellite capacity generally terminate upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The agreement to lease satellite capacity on the EchoStar VII satellite expired at the end of June 2018.

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

and EchoStar’s completion of the acquisition of Hughes Communications, Inc. and its subsidiaries (the ”Hughes Acquisition”), TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of 100% of the equity of reorganized DBSD North America, Inc. (“DBSD North America”).  Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

RUS Implementation Agreement. In September 2010, DISH Network was selected by the Rural Utilities Service (“RUS”) of the U.S. Department of Agriculture to receive up to $14 million in broadband stimulus grant funds. Effective November 2011, we and DISH Network entered into a RUS Implementation Agreement (the “RUS Agreement”) pursuant to which we provided certain portions of the equipment and broadband service used to implement DISH Network’s RUS program. While the RUS Agreement expired in June 2013 when the broadband stimulus grant funds were exhausted, we are required to continue providing services to DISH Network’s customers activated prior to the expiration of the RUS Agreement in accordance with the terms and conditions of the RUS Agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Other Agreements — DISH Network

Satellite and Tracking Stock Transaction. In February 2014, we and EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and HSS, issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and $11 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, EchoStar and its subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange on February 28, 2017, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by EchoStar or DISH causes the transaction to be taxable to the other party after closing. See Note 1 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5 million and $9 million for the three months ended March 31, 2019 and 2018, respectively.

Intellectual Property and Technology License Agreement. Effective March 2017 in connection with the Share Exchange, EchoStar and one of its other subsidiaries and DISH Network entered into an Intellectual Property and Technology License Agreement (“IPTLA”) pursuant to which we, EchoStar and other subsidiaries and DISH Network license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we, EchoStar and its other subsidiaries granted to DISH Network a license to our and their intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, EchoStar and its other subsidiaries, among other things, for the continued use of all intellectual property and technology that is used in our EchoStar and its other subsidiaries’ retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2019. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Deluxe/EchoStar LLC

We own 50.0% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1 million for each of the three months ended March 31, 2019 and 2018.  As of each of March 31, 2019 and December 31, 2018, we had trade accounts receivable from Deluxe of $1 million.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat's satellites. Mr. William David Wade, who joined our board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of zero for the three months ended March 31, 2019.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP from September 2017 until April 2019 and continues to serve as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of zero and $0.4 million for the three months ended March 31,2019 and 2018, respectively. As of each of March 31, 2019 and December 31, 2018, we are owed $7.5 million from Global IP.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $5 million for the three months ended March 31, 2019. As of each of March 31, 2019 and December 31, 2018, we had trade accounts receivable from TSI of $2 million.

Broadband Connectivity Solutions

In August 2018, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $2 million for the three months ended March 31, 2019. As of each of March 31, 2019 and December 31, 2018, we had $3 million trade accounts receivable from BCS.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined our board of directors in March 2019, serves as a consultant and advisor to Maxar and its subsidiaries (“Maxar Tech”). We previously entered into agreements with Maxar Tech for the manufacture of our EchoStar IX, EchoStar XI, EchoStar XIV, EchoStar XVI, EchoStar XVII, EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and for the timely manufacture and delivery and certain other services for our EchoStar XXIV satellite with an expected launch date in 2021. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs of $36 million payable to Maxar Tech under these agreements for the three months ended March 31, 2019.

NOTE 16. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Secured Notes, 7 5/8% Senior Unsecured Notes due 2021 and 6 5/8% Senior Unsecured Notes due August 1, 2026 (the “Notes”).

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

The indentures governing Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of certain of our subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, enter into transactions with affiliates or allow to exist certain restrictions on the ability of certain of our subsidiaries to pay dividends, make distributions, make other payments, or transfer assets to us.

The accompanying condensed consolidating financial information presented below should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2019
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,069,699	$44,728	$24,284	$—	$1,138,711
Marketable investment securities, at fair value	1,381,688	341	—	—	1,382,029
Trade accounts receivable and contract assets	—	139,445	77,112	—	216,557
Trade accounts receivable - DISH Network, net	—	18,085	513	—	18,598
Inventory	—	56,205	19,909	—	76,114
Advances to affiliates, net	109,433	652,379	10,318	(691,219)	80,911
Other current assets	42	28,048	46,182	—	74,272
Total current assets	2,560,862	939,231	178,318	(691,219)	2,987,192
Property and equipment, net	—	2,214,920	301,217	—	2,516,137
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	40,294	—	—	40,294
Investments in unconsolidated entities	—	125,384	—	—	125,384
Investment in subsidiaries	3,420,127	212,662	—	(3,632,789)	—
Advances to affiliates	700	76,923	19,221	(76,887)	19,957
Operating lease assets	—	89,628	23,346	—	112,974
Deferred tax asset	62,671	—	7,274	(62,671)	7,274
Other noncurrent assets, net	—	227,944	12,749	—	240,693
Total assets	$6,044,360	$4,896,817	$542,125	$(4,463,566)	$7,019,736
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$94,036	$18,784	$—	$112,820
Trade accounts payable - DISH Network	—	1,698	—	—	1,698
Current portion of long-term debt and capital lease obligations	911,985	41,090	561	—	953,636
Advances from affiliates, net	293,657	279,732	118,612	(691,219)	782
Accrued expenses and other	53,529	147,106	47,484	—	248,119
Total current liabilities	1,259,171	563,662	185,441	(691,219)	1,317,055
Long-term debt and capital lease obligations, net	2,386,136	176,309	984	—	2,563,429
Deferred tax liabilities, net	—	564,100	110	(62,671)	501,539
Operating lease liability	—	76,682	18,391	—	95,073
Advances from affiliates	—	1,862	108,308	(76,887)	33,283
Other noncurrent liabilities	—	95,232	3,638	—	98,870
Total HSS shareholders’ equity	2,399,053	3,418,970	213,819	(3,632,789)	2,399,053
Noncontrolling interests	—	—	11,434	—	11,434
Total liabilities and shareholders’ equity	$6,044,360	$4,896,817	$542,125	$(4,463,566)	$7,019,736

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$771,718	$46,353	$29,752	$—	$847,823
Marketable investment securities, at fair value	1,608,123	1,073	—	—	1,609,196
Trade accounts receivable and contract assets, net	—	128,831	72,265	—	201,096
Trade accounts receivable - DISH Network	—	13,240	310	—	13,550
Inventory	—	58,607	16,772	—	75,379
Advances to affiliates, net	109,433	536,600	27,174	(569,657)	103,550
Other current assets	72	26,331	41,378	(561)	67,220
Total current assets	2,489,346	811,035	187,651	(570,218)	2,917,814
Property and equipment, net	—	2,280,804	301,377	—	2,582,181
Regulatory authorizations	—	465,658	—	—	465,658
Goodwill	—	504,173	—	—	504,173
Other intangible assets, net	—	43,952	—	—	43,952
Investments in unconsolidated entities	—	126,369	—	—	126,369
Investment in subsidiaries	3,362,589	192,370	—	(3,554,959)	—
Advances to affiliates	700	86,280	—	(86,980)	—
Deferred tax asset	54,001	—	3,581	(54,001)	3,581
Other noncurrent assets, net	—	236,675	12,769	—	249,444
Total assets	$5,906,636	$4,747,316	$505,378	$(4,266,158)	$6,893,172
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$88,342	$16,409	$—	$104,751
Trade accounts payable - DISH Network	—	752	—	—	752
Current portion of long-term debt and capital lease obligations	918,916	39,995	666	—	959,577
Advances from affiliates, net	181,926	282,268	106,331	(569,657)	868
Accrued expenses and other	43,410	147,055	48,307	(561)	238,211
Total current liabilities	1,144,252	558,412	171,713	(570,218)	1,304,159
Long-term debt and capital lease obligations, net	2,385,164	187,002	1,038	—	2,573,204
Deferred tax liabilities, net	—	541,903	834	(54,001)	488,736
Advances from affiliates	—	—	120,418	(86,980)	33,438
Other noncurrent liabilities	—	98,661	2,479	—	101,140
Total HSS shareholders’ equity	2,377,220	3,361,338	193,621	(3,554,959)	2,377,220
Noncontrolling interests	—	—	15,275	—	15,275
Total liabilities and shareholders’ equity	$5,906,636	$4,747,316	$505,378	$(4,266,158)	$6,893,172

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$81,858	$513	$—	$82,371
Services and other revenue - other	—	347,959	59,183	(8,802)	398,340
Equipment revenue	—	52,649	9,415	(10,350)	51,714
Total revenue	—	482,466	69,111	(19,152)	532,425
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	121,079	39,333	(8,109)	152,303
Cost of sales - equipment (exclusive of depreciation and amortization)	—	48,499	6,858	(10,350)	45,007
Selling, general and administrative expenses	—	86,486	16,565	(693)	102,358
Research and development expenses	—	6,743	145	—	6,888
Depreciation and amortization	—	127,823	15,707	—	143,530
Total costs and expenses	—	390,630	78,608	(19,152)	450,086
Operating income	—	91,836	(9,497)	—	82,339
Other income (expense):
Interest income	17,409	926	559	(897)	17,997
Interest expense, net of amounts capitalized	(56,361)	(7,632)	(1,317)	897	(64,413)
Gains (losses) on investments, net	—	(346)	—	—	(346)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(1,072)	—	—	(1,072)
Equity in earnings (losses) of subsidiaries, net	52,199	(8,788)	—	(43,411)	—
Other, net	309	(418)	154	—	45
Total other income (expense), net	13,556	(17,330)	(604)	(43,411)	(47,789)
Income (loss) before income taxes	13,556	74,506	(10,101)	(43,411)	34,550
Income tax benefit (provision)	8,670	(22,214)	2,026	—	(11,518)
Net income (loss)	22,226	52,292	(8,075)	(43,411)	23,032
Less: Net income attributable to noncontrolling interests	—	—	806	—	806
Net income (loss) attributable to HSS	$22,226	$52,292	$(8,881)	$(43,411)	$22,226
Comprehensive income (loss):
Net income (loss)	$22,226	$52,292	$(8,075)	$(43,411)	$23,032
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(838)	—	(838)
Unrealized gains (losses) on available-for-sale securities and other	2,354	—	32	—	2,386
Recognition of realized gains on available-for-sale securities in net income	(385)	—	—	—	(385)
Equity in other comprehensive income (loss) of subsidiaries, net	(806)	(806)	—	1,612	—
Total other comprehensive income (loss), net of tax	1,163	(806)	(806)	1,612	1,163
Comprehensive income (loss)	23,389	51,486	(8,881)	(41,799)	24,195
Less: Comprehensive income attributable to noncontrolling interests	—	—	806	—	806
Comprehensive income (loss) attributable to HSS	$23,389	$51,486	$(9,687)	$(41,799)	$23,389

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$100,087	$527	$—	$100,614
Services and other revenue - other	—	312,108	57,076	(9,850)	359,334
Equipment revenue	—	46,409	4,607	(8,069)	42,947
Total revenue	—	458,604	62,210	(17,919)	502,895
Costs and expenses:
Costs of sales - services and other (exclusive of depreciation and amortization)	—	119,326	37,726	(9,397)	147,655
Cost of sales - equipment (exclusive of depreciation and amortization)	—	43,643	3,465	(8,037)	39,071
Selling, general and administrative expenses	—	83,392	11,743	(485)	94,650
Research and development expenses	—	7,137	—	—	7,137
Depreciation and amortization	—	121,339	12,379	—	133,718
Total costs and expenses	—	374,837	65,313	(17,919)	422,231
Operating income	—	83,767	(3,103)	—	80,664
Other income (expense):
Interest income	10,761	316	501	(199)	11,379
Interest expense, net of amounts capitalized	(57,445)	(6,956)	(211)	199	(64,413)
Gains (losses) on investments, net	—	(392)	—	—	(392)
Equity in earnings of unconsolidated affiliate	—	1,492	—	—	1,492
Equity in earnings (losses) of subsidiaries, net	56,259	(3,697)	—	(52,562)	—
Other, net	3	(97)	(519)	—	(613)
Total other income (expense), net	9,578	(9,334)	(229)	(52,562)	(52,547)
Income (loss) before income taxes	9,578	74,433	(3,332)	(52,562)	28,117
Income tax benefit (provision)	10,423	(18,084)	(75)	—	(7,736)
Net income (loss)	20,001	56,349	(3,407)	(52,562)	20,381
Less: Net income attributable to noncontrolling interests	—	—	380	—	380
Net income (loss) attributable to HSS	$20,001	$56,349	$(3,787)	$(52,562)	$20,001
Comprehensive income (loss):
Net income (loss)	$20,001	$56,349	$(3,407)	$(52,562)	$20,381
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,900	—	1,900
Unrealized losses on available-for-sale securities and other	(311)	—	(100)	—	(411)
Equity in other comprehensive income (loss) of subsidiaries, net	2,014	2,014	—	(4,028)	—
Total other comprehensive income (loss), net of tax	1,703	2,014	1,800	(4,028)	1,489
Comprehensive income (loss)	21,704	58,363	(1,607)	(56,590)	21,870
Less: Comprehensive income attributable to noncontrolling interests	—	—	166	—	166
Comprehensive income (loss) attributable to HSS	$21,704	$58,363	$(1,773)	$(56,590)	$21,704

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$22,226	$52,292	$(8,075)	$(43,411)	$23,032
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(48,467)	163,032	(10,043)	43,411	147,933
Net cash flows from operating activities	(26,241)	215,324	(18,118)	—	170,965
Cash flows from investing activities:
Purchases of marketable investment securities	(240,188)	—	—	—	(240,188)
Sales and maturities of marketable investment securities	468,748	(3)	—	—	468,745
Expenditures for property and equipment	—	(54,207)	(19,722)	—	(73,929)
Expenditures for externally marketed software	—	(7,600)	—	—	(7,600)
Distributions (contributions) and advances from (to) subsidiaries, net	111,020	(32,949)	—	(78,071)	—
Net cash flows from investing activities	339,580	(94,759)	(19,722)	(78,071)	147,028
Cash flows from financing activities:
Contributions (distributions) and advances (to) from parent, net	—	(111,020)	32,949	78,071	—
Repayment of debt and finance lease obligations	—	(9,597)	(285)	—	(9,882)
Noncontrolling interest purchase	(7,312)	—	—	—	(7,312)
Repurchase of the 2019 Senior Secured Notes	(8,046)	—	—	—	(8,046)
Repayment of in-orbit incentive obligations	—	(1,573)	—	—	(1,573)
Net cash flows from financing activities	(15,358)	(122,190)	32,664	78,071	(26,813)
Effect of exchange rates on cash and cash equivalents	—	—	(117)	—	(117)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	297,981	(1,625)	(5,293)	—	291,063
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$1,069,699	$44,728	$25,255	$—	$1,139,682

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(In thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$20,001	$56,349	$(3,407)	$(52,562)	$20,381
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(57,327)	127,889	(1,102)	52,562	122,022
Net cash flows from operating activities	(37,326)	184,238	(4,509)	—	142,403
Cash flows from investing activities:
Purchases of marketable investment securities	(358,543)	—	—	—	(358,543)
Sales and maturities of marketable investment securities	197,686	—	—	—	197,686
Expenditures for property and equipment	—	(76,974)	(10,803)	—	(87,777)
Refunds and other receipts related to capital expenditures	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(7,148)	—	—	(7,148)
Payment for satellite launch services	—	—	(7,125)	—	(7,125)
Distributions (contributions) and advances from (to) subsidiaries, net	144,984	(18,425)	—	(126,559)	—
Net cash flows from investing activities	(15,873)	(25,023)	(17,928)	(126,559)	(185,383)
Cash flows from financing activities:
Contributions (distributions) and advances (to) from parent, net	—	(144,984)	18,425	126,559	—
Repayment of debt and capital lease obligations	—	(8,608)	(760)	—	(9,368)
Capital contribution from EchoStar	7,125	—	—	—	7,125
Payment of in-orbit incentive obligations	—	(1,265)	—	—	(1,265)
Net cash flows from financing activities	7,125	(154,857)	17,665	126,559	(3,508)
Effect of exchange rates on cash and cash equivalents	—	—	(249)	—	(249)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(46,074)	4,358	(5,021)	—	(46,737)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,700,804	$46,731	$29,082	$—	$1,776,617

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 17.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

	For the three months ended March 31,
	2019	2018
	(In thousands)
Increase (decrease) in capital expenditures included in accounts payable, net	$(2,163)	$7,883

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $1 million for each of the three months ended March 31, 2019 and 2018. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of March 31, 2019 and December 31, 2018, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $93 million and $95 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $102 million and $104 million as of March 31, 2019 and December 31, 2018, respectively, and related amortization expense totaled $21 million and $20 million for the three months ended March 31, 2019 and 2018, respectively.

Unamortized contract fulfillment costs totaled $3 million as of March 31, 2019 and December 31, 2018 and related amortization expense was de minimis for the three months ended March 31, 2019 and 2018, respectively.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development.

	For the three months ended March 31,
	2019	2018
	(In thousands)
Cost of sales	$5,395	$6,598
Research and development	$6,888	$7,137

Capitalized Software Costs

As of March 31, 2019 and December 31, 2018, the net carrying amount of externally marketed software was $99 million and $97 million, respectively, of which $34 million and $29 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $8 million and $7 million for the three months ended March 31, 2019 and 2018, respectively.  We recorded amortization expense relating to the development of externally marketed software of $6 million for each of the three months ended March 31, 2019 and 2018. The weighted average useful life of our externally marketed software was three years as of March 31, 2019.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 18.    SUBSEQUENT EVENTS

In May 2019, we entered into an agreement with Yahsat pursuant to which Yahsat will contribute its current satellite communications services business in Brazil to us in exchange for a 20% ownership interest in our existing Brazilian subsidiary that conducts our current satellite communications services business in Brazil. The combined business will provide broadband internet services and enterprise solutions in Brazil using the Telesat T19V and Eutelsat 65W satellites and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.  The completion of the transaction is subject to customary regulatory approvals and closing conditions.  No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. The combined entities will provide broadband satellite and hybrid solutions for enterprise and government networks. Upon consummation of the transaction, Bharti will have a 33% ownership interest in the combined business. The completion of the transaction is subject to customary regulatory approvals and closing conditions. No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

Item 2.         MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “HSS,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries.  References to “$” are to United States (“U.S.”) dollars.  The following management’s narrative analysis of results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”).  This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see the caption Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) as amended by Amendment No. 1 to Form 10-K on Form 10-K/A filed with the SEC (collectively referred to as our “Form 10-K”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of broadband satellite technologies, broadband internet services for home and small office customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and various communications solutions for aeronautical, enterprise and government customers. We currently operate in two business segments, Hughes and EchoStar Satellite Services (“ESS”).

We currently operate in two business segments: Hughes and ESS. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

Consolidated Results of Operations for the three months ended March 31, 2019

•	Revenue of $532 million

•	Operating income of $82 million

•	Net income of $23 million

•	Net income attributable to HSS of $22 million

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $224 million (see reconciliation of this non-GAAP measure on page 49)

Consolidated Financial Condition as of March 31, 2019

•	Total assets of $7.0 billion

•	Total liabilities of $4.6 billion

•	Total shareholders’ equity of $2.4 billion

•	Cash, cash equivalents and current marketable investment securities of $2.5 billion

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

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. Growth of our subscriber base becomes constrained in areas where we are nearing or have reached maximum capacity.  While these constraints are expected to be resolved when we launch new satellites, we continue to focus on subscriber growth in the areas where we have remaining capacity.

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which Yahsat will contribute its current satellite communications services business in Brazil to us in exchange for a 20% ownership interest in our existing Brazilian subsidiary that conducts our current satellite communications services business in Brazil. The combined business will provide broadband internet services and enterprise solutions in Brazil using the Telesat T19V and Eutelsat 65W satellites and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional ownership interests in the business in the future provided certain conditions are met.  The completion of the transaction is subject to customary regulatory approvals

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

and closing conditions.  No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. The combined entities will provide broadband satellite and hybrid solutions for enterprise and government networks. Upon consummation of the transaction, Bharti will have a 33% ownership interest in the combined business. The completion of the transaction is subject to customary regulatory approvals and closing conditions. No assurance can be given that the transaction will be consummated on the terms agreed to or at all.

In August 2018, we entered into an agreement with Yahsat to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XXIV, satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as aeronautical and enterprise broadband services. In March 2018, the Federal Communications Commission granted authorization to construct, deploy and operate the EchoStar XXIV satellite. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other in its segment reporting.

In March 2017, our wholly-owned subsidiary, Hughes Network Systems, L.L.C., and DISH Network L.L.C. (“DNLLC”), a wholly-owned subsidiary of DISH, entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DISH’s subsidiary, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for the HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by the DISH subsidiary.  As a result of the Hughes Broadband MSA, we have not earned and do not expect to earn in the future, significant equipment revenue from our distribution agreement with another wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue – DISH Network in the future.

Developments toward the launch of next-generation satellite systems including low-earth orbit (“LEO”), medium-earth orbit (“MEO”) and geostationary systems could provide additional opportunities to drive the demand for our equipment, hardware, technology and services. In June 2015, a subsidiary of EchoStar made an equity investment in OneWeb Global Limited (the successor in interest to WorldVue Satellite Limited) (“OneWeb”), a global LEO satellite service company. In addition, we have an agreement with OneWeb to provide certain equipment and services in connection with the ground network system for OneWeb’s LEO satellites. We expect to continue delivering additional equipment and services to OneWeb.

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. We currently provide satellite broadband internet service in several Central and South American countries, and expect to launch similar services in other Central and South American countries.

Our subscriber metrics as of March 31, 2019 and December 31, 2018 and for the quarter then ended are as follows were:

	As of
	March 31, 2019	December 31, 2018
Broadband subscribers	1,388,000	1,361,000

	For the three months ended
	March 31, 2019	December 31, 2018
Net additions	28,000	29,000

Our broadband subscribers include customers that subscribe to our HughesNet services in North, Central and South America through retail, wholesale and small/medium enterprise service channels. During the first quarter of 2019, our gross subscriber additions decreased by 3,000 compared to the fourth quarter of 2018. Our net subscriber additions for the quarter ended March 31, 2019 decreased by 1,000 compared to the quarter ended December 31, 2018, primarily due to capacity constraint on our satellites servicing North America. The decrease in net subscriber additions was partially offset by the growth in our consumer business in Central and South America.

As of March 31, 2019 and December 31, 2018, our Hughes segment had $1.65 billion and $1.45 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

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

We provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network Corporation and its subsidiaries (“DISH Network”), our joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”), U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

We depend on DISH Network for a significant portion of the revenue for our ESS segment, and we expect that DISH Network will continue to be the primary source of revenue for our ESS segment as we have entered into certain commercial agreements with DISH Network pursuant to which we provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  Therefore, the results of operations of our ESS segment are linked to changes in DISH Network’s satellite capacity requirements, which historically have been driven by the addition of new channels and migration of programming to high-definition television and video on demand services. DISH Network’s future satellite capacity requirements may change for a variety of reasons, including its ability to

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

construct and launch or acquire its own satellites, to continue to add new channels and/or to migrate to the provision of such channels and other video on demand services through streaming and other alternative technologies. There is no assurance that we will continue to provide satellite services to DISH Network beyond the terms of our agreements. Any termination or reduction in the satellite services we provide to DISH Network would cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. The agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018. As a result, we expect a $43 million annualized decrease in our revenue.

As of March 31, 2019 and December 31, 2018, our ESS segment had contracted revenue backlog of $756 million and $832 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, other technologies such as geostationary high throughput satellites, LEO networks, MEO systems, balloons and High Altitude Platform Systems are expected to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment and commerce in North America and internationally for consumers, as well as aeronautical, enterprise and government customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies and expertise to find new commercial opportunities for our business.

We intend to continue to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally, that we believe may allow us to increase our existing market share, increase our satellite capacity, expand into new markets and new customers, broaden our portfolio of services, products and intellectual property, make our business more valuable, align us for future growth and expansion, maximize the return on our investments, and strengthen our business and relationships with our customers. We may allocate or dispose of significant resources for long-term value that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2019. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%
	(Dollars in thousands)
Revenue:
Services and other revenue - DISH Network	$82,371	$100,614	$(18,243)	(18.1)
Services and other revenue - other	398,340	359,334	39,006	10.9
Equipment revenue	51,714	42,947	8,767	20.4
Total revenue	532,425	502,895	29,530	5.9
Costs and expenses:
Cost of sales - services and other	152,303	147,655	4,648	3.1
% of total services and other revenue	31.7%	32.1%
Cost of sales - equipment	45,007	39,071	5,936	15.2
% of total equipment revenue	87.0%	91.0%
Selling, general and administrative expenses	102,358	94,650	7,708	8.1
% of total revenue	19.2%	18.8%
Research and development expenses	6,888	7,137	(249)	(3.5)
% of total revenue	1.3%	1.4%
Depreciation and amortization	143,530	133,718	9,812	7.3
Total costs and expenses	450,086	422,231	27,855	6.6
Operating income	82,339	80,664	1,675	2.1

Other income (expense):
Interest income	17,997	11,379	6,618	58.2
Interest expense, net of amounts capitalized	(64,413)	(64,413)	—	—
Gains (losses) on investments, net	(346)	(392)	46	(11.7)
Other, net	(1,027)	879	(1,906)	*
Total other expense, net	(47,789)	(52,547)	4,758	(9.1)
Income before income taxes	34,550	28,117	6,433	22.9
Income tax provision	(11,518)	(7,736)	(3,782)	48.9
Net income	23,032	20,381	2,651	13.0
Less: Net income attributable to noncontrolling interests	806	380	426	*
Net income attributable to HSS	$22,226	$20,001	$2,225	11.1

Other data:
EBITDA (2)	$223,690	$214,489	$9,201	4.3
Subscribers, end of period	1,388,000	1,267,000	121,000	9.6
___________________________
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 51 and 52 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 49. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 52.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue — DISH Network.  Services and other revenue — DISH Network totaled $82 million for the three months ended March 31, 2019, a decrease of $18 million or 18.1%, compared to the same period in 2018.

Services and other revenue - DISH Network from our Hughes segment for the three months ended March 31, 2019 decreased by $5 million, or 37.2%, to $9 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the three months ended March 31, 2019 decreased by $12 million, or 14.8%, to $72 million compared to the same period in 2018.  The decrease was due to revenue reduction of $11 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 and $1 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue — other.  Services and other revenue — other totaled $398 million for the three months ended March 31, 2019, an increase of $39 million or 10.9%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the three months ended March 31, 2019 increased by $41 million, or 12.0%, to $384 million compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers.

Services and other revenue - other from our ESS segment for the three months ended March 31, 2019 decreased by $3 million, or 24.3%, to $10 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  Equipment revenue totaled $52 million for the three months ended March 31, 2019, an increase of $9 million or 20.4%, compared to the same period in 2018.  The increase was from our Hughes segment and mainly due to an increase in hardware sales of $11 million to our international enterprise customers and $4 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $5 million to our domestic enterprise customers.

Cost of sales — services and other.  Cost of sales — services and other totaled $152 million for the three months ended March 31, 2019, an increase of $5 million or 3.1%, compared to the same period in 2018 The increase was primarily attributable to an increase in the costs of broadband services provided to our consumer customers associated with our Hughes segment.

Cost of sales - equipment.  Cost of sales - equipment totaled $45 million for the three months ended March 31, 2019, an increase of $6 million or 15.2%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic enterprise customers.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $102 million for the three months ended March 31, 2019, an increase of $8 million or 8.1%, compared to the same period in 2018. The increase was primarily attributable to the amortization of contract acquisition and fulfillment costs from our Hughes segment and an increase in marketing and promotional expenses from our Hughes segment mainly associated with our consumer business.

Depreciation and amortization.  Depreciation and amortization expenses totaled $144 million for the three months ended March 31, 2019, an increase of $10 million or 7.3%, compared to the same period in 2018.  The increase was primarily due to an increase in depreciation expense of (i) $3 million relating to our customer premises equipment, (ii) $3 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite and (iii) $2 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018.

Interest income.  Interest income totaled $18.0 million for the three months ended March 31, 2019, an increase of $7 million or 58.2%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Other, net.  Other, net totaled $1 million in expense for the three months ended March 31, 2019 compared to an $0.9 million in income for the three months ended March 31, 2018. The decrease of $2 million was primarily related to a decrease of $3 million in our investments of unconsolidated affiliates. The decrease was partially offset by a favorable foreign exchange impact of $1 million in 2019 compared to the same period in 2018.

Income tax provision.  Income tax provision was $12 million for the three months ended March 31, 2019 compared to an income tax provision of $8 million for the three months ended March 31, 2018. Our effective income tax rate was 33.3% and 27.5% for the three months ended March 31, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2019 were primarily due to various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. For the three months ended March 31, 2018, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to various permanent tax differences, the impact of state and local taxes, and the increase in our valuation allowance associated with certain foreign losses.

Net income attributable to HSS.  Net income attributable to HSS was $22 million for the three months ended March 31, 2019, an increase of $2 million, compared to the same period in 2018 as set forth in the following table:

Amounts
(In thousands)
Net income attributable to HSS for the three months ended March 31, 2018	$20,001
Increase in income tax provision	(3,782)
Increase in interest expense	—
Increase in other, net	(1,906)
Increase in net income attributable to noncontrolling interests	(426)
Increase in interest income	6,618
Increase in operating income, including depreciation and amortization	1,675
Decrease in losses on investments, net	46
Net income attributable to HSS for the three months ended March 31, 2019	$22,226

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying financial statements.

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Net income	$23,032	$20,381	$2,651	13.0
Interest income and expense, net	46,416	53,034	(6,618)	(12.5)
Income tax provision	11,518	7,736	3,782	48.9
Depreciation and amortization	143,530	133,718	9,812	7.3
Net income attributable to noncontrolling interests	(806)	(380)	(426)	*
EBITDA	$223,690	$214,489	$9,201	4.3
*    Percentage is not meaningful.

EBITDA was $224 million for the three months ended March 31, 2019, an increase of $9 million or 4.3%, compared to the same period in 2018. The increase was primarily due to an increase in operating income, excluding depreciation and amortization, of $11 million. The increases were partially offset by a decrease of $3 million in our investments of unconsolidated affiliates, net.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

	Hughes	ESS	Corporate and Other	Consolidated Total
	(In thousands)
For the three months ended March 31, 2019
Total revenue	$445,337	$81,259	$5,829	$532,425
Capital expenditures	$73,821	$108	$—	$73,929
EBITDA	$161,132	$68,717	$(6,159)	$223,690
For the three months ended March 31, 2018
Total revenue	$400,818	$96,753	$5,324	$502,895
Capital expenditures	$87,291	$(77,038)	$—	$10,253
EBITDA	$136,713	$84,150	$(6,374)	$214,489

Hughes Segment

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Total revenue	$445,337	$400,818	$44,519	11.1
Capital expenditures	$73,821	$87,291	$(13,470)	(15.4)
EBITDA	$161,132	$136,713	$24,419	17.9

Total revenue for the three months ended March 31, 2019 increased by $45 million, or 11.1%, compared to the same period in 2018.  The increase was primarily due to an increase of $35 million in sales of broadband services to our consumer customers and increases in hardware sales of $11 million to our international enterprise customers and $4 million to our mobile satellite systems customers. The increase was partially offset by a decrease of $5 million in hardware sales to our domestic enterprise customer.

Capital expenditures for the three months ended March 31, 2019 decreased by $13 million, or 15.4%, compared to the same period in 2018, primarily due to decreases in capital expenditures relating to our consumer business of $11 million and a net decrease in capital expenditures associated with our satellites.

EBITDA for the three months ended March 31, 2019 was $161 million, an increase of $24 million, or 17.9%, compared to the same period in 2018.  The increase was primarily due to an increase of $34 million in gross margin, partially offset by an increase of $8 million in selling, general and administrative expenses.

ESS Segment

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Total revenue	$81,259	$96,753	$(15,494)	(16.0)
Capital expenditures	$108	$(77,038)	$77,146	*
EBITDA	$68,717	$84,150	$(15,433)	(18.3)
* Percentage is not meaningful.

Total revenue for the three months ended March 31, 2019 decreased by $15 million, or 16.0%, compared to the same period in 2018. The decrease was attributable to revenue reduction of $11 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, $3 million

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

related to other transponder lease services and $1 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the three months ended March 31, 2019 increased by $77 million compared to the same period in 2018, primarily due to a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA for the three months ended March 31, 2019 was $69 million, a decrease of $15 million, or 18.3%, compared to the same period in 2018, primarily due to the decrease in total revenue.

Corporate and Other

	For the three months ended March 31,		Variance
	2019	2018	Amount	%
	(Dollars in thousands)
Total revenue	$5,829	$5,324	$505	9.5
EBITDA	$(6,159)	$(6,374)	$215	(3.4)

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue — DISH Network.  Services and other revenue — DISH Network primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network.  Services and other revenue — DISH Network also includes subscriber wholesale service fees for the HughesNet service sold to DISH Network.

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

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 13 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.         OTHER INFORMATION

Financial Results

On May 8, 2019, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended March 31, 2019. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.         EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated May 8, 2019 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2019.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 8, 2019	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)