Form 10-Q
period 2019-06-30
Hughes Satellite Systems Corp
filed 2019-08-08
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019.

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                       TO                                       .

Commission File Number:  333-179121

Hughes Satellite Systems Corporation
(Exact name of registrant as specified in its charter)

Colorado			45-0897865
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 Inverness Terrace East,	Englewood,	Colorado	80112-5308
(Address of principal executive offices)			(Zip Code)

(303)	706-4000		Not Applicable
(Registrant’s telephone number, including area code)			(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2019, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

•
our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions including, without limitation, the pending BSS Transaction (as defined herein);

•
lawsuits relating to the BSS Transaction could result in substantial costs and may delay or prevent the BSS Transaction from being consummated at all or on the terms provided for in the Master Transaction Agreement (as defined herein);

•
the possibility that the BSS Transaction will not be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources of management related to the BSS Transaction regardless of whether the BSS Transaction is consummated;

•
uncertainty regarding the BSS Transaction may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and adversely affect our ability to effectively manage our business;

•	if the BSS Transaction is not consummated, our reliance on DISH Network Corporation and its subsidiaries (“DISH Network”) for a significant portion of our revenue;

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	As of
	June 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$876,388	$847,823
Marketable investment securities, at fair value	834,020	1,609,196
Trade accounts receivable and contract assets, net (Note 3)	201,561	201,096
Trade accounts receivable - DISH Network	13,182	13,550
Inventory	73,345	75,379
Prepaids and deposits	56,062	48,681
Advances to affiliates, net	88,871	103,550
Other current assets	19,857	18,539
Total current assets	2,163,286	2,917,814
Noncurrent assets:
Property and equipment, net	2,459,584	2,582,181
Operating lease right-of-use assets	111,678	—
Goodwill	504,173	504,173
Regulatory authorizations	465,615	465,658
Other intangible assets, net	36,636	43,952
Investments in unconsolidated entities	124,468	126,369
Advances to affiliates	19,968	—
Other noncurrent assets, net	247,160	253,025
Total noncurrent assets	3,969,282	3,975,358
Total assets	$6,132,568	$6,893,172
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$104,516	$104,751
Trade accounts payable - DISH Network	784	752
Current portion of long-term debt and finance lease obligations	42,682	959,577
Advances from affiliates, net	890	868
Contract liabilities	106,308	72,249
Accrued interest	42,513	46,703
Accrued compensation	34,674	42,796
Accrued taxes	8,704	7,609
Accrued expenses and other	104,564	68,854
Total current liabilities	445,635	1,304,159
Noncurrent liabilities:
Long-term debt and finance lease obligations, net	2,553,352	2,573,204
Deferred tax liabilities, net	494,394	488,736
Operating lease liabilities	94,868	—
Advances from affiliates, net	33,537	33,438
Other noncurrent liabilities	94,463	101,140
Total noncurrent liabilities	3,270,614	3,196,518
Total liabilities	3,716,249	4,500,677
Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at each of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at each of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,766,642	1,767,037
Accumulated other comprehensive loss	(79,549)	(83,774)
Accumulated earnings	717,160	693,957
Total HSS shareholders’ equity	2,404,253	2,377,220
Noncontrolling interests	12,066	15,275
Total shareholders’ equity	2,416,319	2,392,495
Total liabilities and shareholders’ equity	$6,132,568	$6,893,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue:
Services and other revenue - DISH Network	81,548	$97,140	$163,919	$197,754
Services and other revenue - other	399,266	380,115	797,606	739,449
Equipment revenue	57,645	50,341	109,359	93,288
Total revenue	538,459	527,596	1,070,884	1,030,491

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	151,891	150,223	304,194	297,878
Cost of sales - equipment (exclusive of depreciation and amortization)	46,549	41,865	91,556	80,936
Selling, general and administrative expenses	141,854	93,375	244,212	188,025
Research and development expenses	6,388	6,647	13,276	13,784
Depreciation and amortization	144,746	136,708	288,276	270,426
Total costs and expenses	491,428	428,818	941,514	851,049
Operating income	47,031	98,778	129,370	179,442

Other income (expense):
Interest income	17,044	14,286	35,041	25,665
Interest expense, net of amounts capitalized	(65,213)	(64,122)	(129,626)	(128,535)
Gains (losses) on investments, net	(14)	509	(360)	117
Equity in earnings (losses) of unconsolidated affiliates, net	(916)	1,238	(1,988)	2,730
Other, net	1,023	467	1,068	(146)
Total other expense, net	(48,076)	(47,622)	(95,865)	(100,169)
Income (loss) before income taxes	(1,045)	51,156	33,505	79,273
Income tax benefit (provision), net	2,654	(10,463)	(8,864)	(18,199)
Net income	1,609	40,693	24,641	61,074
Less: Net income attributable to noncontrolling interests	632	462	1,438	842
Net income attributable to HSS	$977	$40,231	$23,203	$60,232

Comprehensive income:
Net income	$1,609	$40,693	$24,641	$61,074
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,158	(32,314)	2,320	(30,414)
Unrealized gains (losses) on available-for-sale securities and other	(81)	329	2,305	(82)
Amounts reclassified to net income:
Realized gains on available-for-sale securities	(15)	(3)	(400)	(3)
Total other comprehensive income (loss), net of tax	3,062	(31,988)	4,225	(30,499)
Comprehensive income	4,671	8,705	28,866	30,575
Less: Comprehensive income (loss) attributable to noncontrolling interests	632	(123)	1,438	43
Comprehensive income attributable to HSS	$4,039	$8,828	$27,428	$30,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, March 31, 2018	$1,762,927	$(50,686)	$620,459	$14,988	$2,347,688
Stock-based compensation	1,384	—	—	—	1,384
Other comprehensive loss	—	(31,262)	—	(585)	(31,847)
Net income	—	—	40,231	462	40,693
Other, net	(180)	(141)	—	—	(321)
Balance, June 30, 2018	$1,764,131	$(82,089)	$660,690	$14,865	$2,357,597

Balance, March 31, 2019	$1,765,481	$(82,611)	$716,183	$11,434	$2,410,487
Stock-based compensation	1,423	—	—	—	1,423
Other comprehensive income	—	3,062	—	—	3,062
Net income	—	—	977	632	1,609
Other, net	(262)	—	—	—	(262)
Balance, June 30, 2019	$1,766,642	$(79,549)	$717,160	$12,066	$2,416,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of accounting changes as of January 1, 2018	—	433	17,775	—	18,208
Balance, January 1, 2018	1,754,561	(52,389)	600,458	14,822	2,317,452
Stock-based compensation	2,683	—	—	—	2,683
Capital contributions from EchoStar Corporation	7,125	—	—	—	7,125
Other comprehensive loss	—	(29,459)	—	(799)	(30,258)
Net income	—	—	60,232	842	61,074
Other, net	(238)	(241)	—	—	(479)
Balance, June 30, 2018	$1,764,131	$(82,089)	$660,690	$14,865	$2,357,597

Balance, December 31, 2018	$1,767,037	$(83,774)	$693,957	$15,275	$2,392,495
Stock-based compensation	2,856	—	—	—	2,856
Purchase of noncontrolling interest	(2,666)	—	—	(4,647)	(7,313)
Other comprehensive income	—	4,225	—	—	4,225
Net income	—	—	23,203	1,438	24,641
Other, net	(585)	—	—	—	(585)
Balance, June 30, 2019	$1,766,642	$(79,549)	$717,160	$12,066	$2,416,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$24,641	$61,074
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	288,276	270,426
Equity in (earnings) losses of unconsolidated affiliates, net	1,988	(2,730)
Amortization of debt issuance costs	3,872	3,905
(Gains) losses on investments, net	360	(114)
Stock-based compensation	2,856	2,683
Deferred tax provision	6,292	16,742
Dividend received from unconsolidated entity	—	5,000
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	167	(3,061)
Advances to and from affiliates, net	(17,891)	8,842
Trade accounts receivable - DISH Network	368	12,938
Inventory	2,114	238
Other current assets	(7,112)	(5,829)
Trade accounts payable	1,357	3,348
Trade accounts payable - DISH Network	32	(3,324)
Accrued expenses and other	59,332	4,542
Changes in noncurrent assets and noncurrent liabilities, net	3,148	(16,698)
Other, net	(1,673)	3,143
Net cash flows from operating activities	368,127	361,125
Cash flows from investing activities:
Purchases of marketable investment securities	(351,843)	(1,098,527)
Sales and maturities of marketable investment securities	1,127,877	560,194
Expenditures for property and equipment	(148,155)	(175,644)
Refunds and other receipts related to property and equipment	—	77,524
Expenditures for externally marketed software	(15,329)	(15,000)
Payment for satellite launch services	—	(7,125)
Net cash flows from investing activities	612,550	(658,578)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	(21,180)	(18,417)
Repurchase and maturity of debt	(920,923)	—
Purchase of noncontrolling interest	(7,313)	—
Repayment of in-orbit incentive obligations	(3,778)	(2,718)
Capital contribution from EchoStar Corporation	—	7,125
Proceeds from issuance of debt	1,172	—
Net cash flows from financing activities	(952,022)	(14,010)
Effect of exchange rates on cash and cash equivalents	121	(1,865)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	28,776	(313,328)
Cash and cash equivalents, including restricted amounts, beginning of period	848,619	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$877,395	$1,510,026

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$130,175	$125,098
Cash paid for income taxes	$1,049	$2,204
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

During 2017, EchoStar and certain of its and our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. EchoStar, and certain of its and our subsidiaries, received all of the shares of the Hughes Retail Preferred Tracking Stock previously issued by EchoStar and us (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of EchoStar’s subsidiaries that held substantially all of EchoStar’s former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, EchoStar no longer operates its former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

Pending Transactions

In May 2019, EchoStar and one of our subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH Network Corporation (“DISH”) and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement; (i) EchoStar and its subsidiaries and we and our subsidiaries will transfer to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH Network and Dish Mexico and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”); (ii) EchoStar will distribute to each holder of shares of EchoStar Class A and Class B common stock an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

one share of BSS Common Stock for each share of EchoStar Class A and Class B common stock owned by such EchoStar stockholder on the record date for the distribution (the “Distribution”), which date has not yet been determined; and (iii) immediately after the Distribution, (1) Merger Sub will merge with and into BSS Corp. (the “Merger”), such that, at the effective time of the Merger (the “Effective Time”), BSS Corp. will become a wholly-owned subsidiary of DISH and DISH will own and operate the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders will be converted into a number of shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”), equal to 22,937,188 divided by the total number of shares of EchoStar Class A and Class B common stock outstanding on the record date for the Distribution ((i) - (iii) collectively, the “BSS Transaction”). If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS segment.

The Master Transaction Agreement contains customary representations and warranties by the parties, including EchoStar’s representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  Prior to closing, EchoStar has agreed to conduct the BSS Business in the ordinary course and not to undertake specified actions without the written consent of DISH. Completion of the BSS Transaction is subject to the satisfaction or waiver of various closing conditions, including receipt of consents, regulatory approvals and tax opinions.  EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.  The Master Transaction Agreement provides for certain termination rights of EchoStar and DISH Network, including the right of either party to terminate the Master Transaction Agreement if the BSS Transaction has not been consummated by February 19, 2020, or if the mutual closing conditions become incapable of being satisfied, or is there is an incurable breach of the Master Transaction Agreement by the other party. In connection with the BSS Transaction, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property, transition services and certain TT&C satellite services.

In July 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder naming as defendants the members of EchoStar’s board of directors, EchoStar, certain of EchoStar’s officers, DISH and certain of DISH Network’s and EchoStar’s affiliates. If the plaintiff obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement. If the litigation delays the BSS Transaction or prevents the BSS Transaction from closing, our business, financial position and results of operation could be adversely affected. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the BSS Transaction is consummated, or any adverse final disposition, may adversely affect our respective business, financial condition, results of operations and cash flows. See Note 13 for further information.

The BSS Transaction, which is intended to be generally tax-free to EchoStar and EchoStar’s stockholders for U.S. federal income tax purposes, is expected to be completed during the second half of 2019, but there can be no assurance that the BSS Transaction will be consummated on the terms or within the time frame disclosed, or at all.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Recently Adopted Accounting Pronouncements

Leases

We adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of January 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We have elected to initially apply the requirements of the new standard on January 1, 2019 and we have not restated our consolidated financial statements for prior periods. Consequently, certain amounts reported in our Condensed Consolidated Balance Sheet as of June 30, 2019 are not comparable to those reported as of December 31, 2018 or earlier dates. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the three and six months ended June 30, 2019.

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

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements to new and modified leases did not materially affect our recognition of revenue or expenses for the three and six months ended June 30, 2019.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our adoption of ASC 842 resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of December 31, 2018 (amounts in thousands):

	As Reported December 31,2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019

Prepaids and deposits	$48,681	$(28)	$48,653
Operating lease right-of-use assets	$—	$117,006	$117,006
Other noncurrent assets, net	$253,025	$(7,272)	$245,753
Total assets	$6,893,172	$109,706	$7,002,878
Accrued expenses and other	$68,854	$14,444	$83,298
Operating lease liabilities	$—	$99,133	$99,133
Other noncurrent liabilities	$101,140	$(3,871)	$97,269
Total liabilities	$4,500,677	$109,706	$4,610,383
Total liabilities and shareholders’ equity	$6,893,172	$109,706	$7,002,878

Our accounting policies under ASC 842 are summarized below. Additional disclosures required by the new standard are included in Note 4.

Lessee Accounting

We lease real estate, satellite capacity and equipment in the conduct of our business operations. For contracts entered into on or after January 1, 2019, we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to be an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

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

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers, including DISH Network. We identify and determine the classification of such leases as operating leases or sales-type leases based on the criteria discussed above for lessees. A lease is classified as a sales-type lease if it meets the above criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise as discussed below, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We have elected an accounting policy, as permitted by ASC 842, to not separate the lease of equipment from related services in our HughesNet satellite internet service (the “HughesNet service”) contracts with consumers. We account for all revenue from such contracts as non-lease service revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Credit Losses

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances with customers, including amounts for certain embedded leases (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Trade accounts receivable:
Sales and services	$161,771	$154,415
Leasing	7,901	7,990
Total	169,672	162,405
Contract assets	57,475	55,295
Allowance for doubtful accounts	(25,586)	(16,604)
Total trade accounts receivable and contract assets, net	$201,561	$201,096

Trade accounts receivable - DISH Network:
Sales and services	$12,004	$12,274
Leasing	1,178	1,276
Total trade accounts receivable - DISH Network, net	$13,182	$13,550

Contract liabilities:
Current	$106,308	$72,249
Noncurrent	9,376	10,133
Total contract liabilities	$115,684	$82,382

For the six months ended June 30, 2019, we recognized revenue of $48 million that was previously included in the contract liability balance at December 31, 2018.

Our bad debt expense was $15 million and $2 million for the three months ended June 30, 2019 and 2018, respectively, and $19 million and $7 million for the six months ended June 30, 2019 and 2018, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2019, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.0 billion. We expect to recognize approximately 35.7% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment and our leasing arrangements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue is disaggregated by segment, primary geographic market, nature of the products and services and transactions with major customers. See Note 4 for additional information about revenue associated with leases.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to our North America (the U.S. and its territories, Mexico and Canada), South and Central America and other foreign locations (Asia, Africa, Australia, Europe, and the Middle East) as well as by segment, based on the location where the goods or services are provided (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended June 30, 2019
North America	$372,398	$80,785	$878	$454,061
South and Central America	30,395	—	—	30,395
All other	49,054	176	4,773	54,003
Total revenue	$451,847	$80,961	$5,651	$538,459

For the three months ended June 30, 2018
North America	$362,707	$95,249	$1,199	$459,155
South and Central America	23,732	—	—	23,732
All other	39,867	176	4,666	44,709
Total revenue	$426,306	$95,425	$5,865	$527,596

For the six months ended June 30, 2019
North America	$740,227	$161,869	$1,883	$903,979
South and Central America	57,258	—	—	57,258
All other	99,699	351	9,597	109,647
Total revenue	$897,184	$162,220	$11,480	$1,070,884

For the six months ended June 30, 2018
North America	$698,727	$191,827	$2,405	$892,959
South and Central America	48,220	—	—	48,220
All other	80,177	351	8,784	89,312
Total revenue	$827,124	$192,178	$11,189	$1,030,491

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended June 30, 2019
Equipment	$30,597	$—	$—	$30,597
Services	381,608	3,315	322	385,245
Design, development and construction services	25,860	—	—	25,860
Revenue from sales and services	438,065	3,315	322	441,702
Lease revenue	13,782	77,646	5,329	96,757
Total revenue	$451,847	$80,961	$5,651	$538,459

For the three months ended June 30, 2018
Equipment	$36,465	$—	$—	$36,465
Services	324,101	6,890	329	331,320
Design, development and construction services	13,876	—	—	13,876
Revenue from sales and services	374,442	6,890	329	381,661
Lease revenue	51,864	88,535	5,536	145,935
Total revenue	$426,306	$95,425	$5,865	$527,596

For the six months ended June 30, 2019
Equipment	$56,557	$—	$—	$56,557
Services	762,391	7,055	644	770,090
Design, development and construction services	50,926	—	—	50,926
Revenue from sales and services	869,874	7,055	644	877,573
Lease revenue	27,310	155,165	10,836	193,311
Total revenue	$897,184	$162,220	$11,480	$1,070,884

For the six months ended June 30, 2018
Equipment	$63,236	$—	$—	$63,236
Services	638,062	14,293	704	653,059
Design, development and construction services	30,052	—	—	30,052
Revenue from sales and services	731,350	14,293	704	746,347
Lease revenue	95,774	177,885	10,485	284,144
Total revenue	$827,124	$192,178	$11,189	$1,030,491

Effective January 1, 2019, we account for and report revenue from leases of Hughes consumer broadband equipment as services revenue under ASC 606 rather than lease revenue due to our election to not separate lease and non-lease components in consumer broadband service contracts in connection with our adoption of ASC 842 (see Note 2). In addition, our lease revenue from the ESS segment decreased primarily resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 (see Note 15).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    LEASES

Lessee Disclosures

Our operating leases consist primarily of leases for office space, data centers and satellite ground facilities. We recognized right-of-use assets and lease liabilities for such leases in connection with our adoption of ASC 842 as of January 1, 2019 (see Note 2). We report operating lease right-of-use assets in Operating lease right-of-use assets and we report the current and noncurrent portions of our operating lease liabilities in Accrued expenses and other and Operating lease liabilities, respectively. Our finance leases consist primarily of leases of satellite capacity. We report finance lease right-of-use assets in Property and equipment, net and we report the current and noncurrent portions of our finance lease liabilities in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net, respectively. Our Condensed Consolidated Balance Sheets includes the following amounts for right-of-use assets and lease liabilities as of June 30, 2019 (amounts in thousands):

As of June 30, 2019

Right-of-use assets:
Operating	$111,678
Finance	544,565
Total right-of-use assets	$656,243

Lease liabilities:
Current:
Operating	$13,958
Finance	42,682
Noncurrent:
Operating	94,868
Finance	166,225
Total lease liabilities	$317,733

Finance lease assets are reported net of accumulated amortization of $511 million as of June 30, 2019.

The following tables detail components of lease cost and weighted average lease terms and discount rates for operating leases and finance leases (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Lease cost:
Operating lease cost	$5,435	$10,558
Finance lease cost:
Amortization of right-of-use assets	20,577	41,242
Interest on lease liabilities	5,770	11,788
Short-term lease cost	156	276
Variable lease cost	1,645	3,563
Total lease cost	$33,583	$67,427

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019

Lease term and discount rate:
Weighted average remaining lease term (in years):
Finance leases	4.35
Operating leases	10.36

Weighted average discount rate:
Finance leases	10.77%
Operating leases	6.20%

The following table details cash flows for operating leases and finance leases (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,190	$9,706
Operating cash flows from finance leases	$5,770	$11,788
Financing cash flows from finance leases	$10,022	$19,780

We obtained right-of-use assets in exchange for lease liabilities of de minimis and $1 million upon commencement of operating leases for the three and six months ended June 30, 2019, respectively.

The following table presents maturities of our lease liabilities as of June 30, 2019 (amounts in thousands):

	Operating Leases	Finance Leases	Total

Year ending December 31,
2019 (remainder)	$10,097	$31,591	$41,688
2020	19,042	63,266	82,308
2021	16,367	59,692	76,059
2022	14,204	41,040	55,244
2023	13,369	40,942	54,311
After 2023	75,925	30,707	106,632
Total lease payments	149,004	267,238	416,242
Less: Interest	(40,178)	(58,331)	(98,509)
Present value of lease liabilities	$108,826	$208,907	$317,733

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018, our future minimum rental payments under noncancelable operating leases were as follows (amounts in thousands):

Amounts

Year ending December 31,
2019	$17,587
2020	16,957
2021	13,400
2022	9,730
2023	8,427
Thereafter	21,886
Total	$87,987

Lessor Disclosures

We report revenue from sales-type leases at the commencement date in Equipment revenue and we report periodic interest income on sales-type lease receivables in Services and other revenue. We report operating lease revenue in Services and other revenue. The following table details our lease revenue as follows (amounts in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Sales-type lease revenue:
Revenue at lease commencement	$1,188	$1,876
Interest income	258	510
Operating lease revenue	95,311	190,925
Total lease revenue	$96,757	$193,311

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $4 million as of June 30, 2019.

The following table presents maturities of our operating lease payments as of June 30, 2019 (amounts in thousands):

Amounts

Year ending December 31,
2019 (remainder)	$145,961
2020	256,469
2021	224,665
2022	146,218
2023	36,190
After 2023	150,756
Total lease payments	$960,259

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and equipment, net as of June 30, 2019 and Depreciation and amortization for the three and six months then ended included the following amounts for assets subject to operating leases (amounts in thousands):

	As of June 30, 2019			For the three months ended June 30, 2019	For the six months ended June 30, 2019
	Cost	Accumulated Depreciation	Net	Depreciation Expense

Customer premises equipment	$1,352,413	$977,803	$374,610	$50,698	$100,410
Satellites	1,552,245	879,760	672,485	32,600	65,201
Real estate	31,489	6,677	24,812	217	434
Total	$2,936,147	$1,864,240	$1,071,907	$83,515	$166,045
NOTE 5.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss

Balance, December 31, 2017	$(52,251)	$(648)	$77	$(52,822)
Cumulative effect of accounting changes as of January 1, 2018	—	433	—	433
Balance, January 1, 2018	(52,251)	(215)	77	(52,389)
Other comprehensive income (loss) before reclassifications	(29,615)	159	(241)	(29,697)
Amounts reclassified to net income	—	(3)	—	(3)
Other comprehensive income (loss)	(29,615)	156	(241)	(29,700)
Balance, June 30, 2018	$(81,866)	$(59)	$(164)	$(82,089)

Balance, December 31, 2018	$(82,800)	$(1,092)	$118	$(83,774)
Other comprehensive income (loss) before reclassifications	2,320	2,318	(13)	4,625
Amounts reclassified to net income	—	(400)	—	(400)
Other comprehensive income (loss)	2,320	1,918	(13)	4,225
Balance, June 30, 2019	$(80,480)	$826	$105	$(79,549)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments summarized in the table below(amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Marketable investment securities:
Debt securities:
Corporate bonds	$637,238	$1,234,017
Other debt securities	196,469	374,106
Total debt securities	833,707	1,608,123
Equity securities	313	1,073
Total marketable investment securities	$834,020	$1,609,196

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

A summary of our available-for-sale debt securities is presented in the table below (amounts in thousands):

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

As of June 30, 2019
Corporate bonds	$636,415	$921	$(98)	$637,238
Other debt securities	196,467	2	—	196,469
Total available-for-sale debt securities	$832,882	$923	$(98)	$833,707
As of December 31, 2018
Corporate bonds	$1,235,110	$230	$(1,323)	$1,234,017
Other debt securities	374,106	—	—	374,106
Total available-for-sale debt securities	$1,609,216	$230	$(1,323)	$1,608,123

As of June 30, 2019, we have $690 million of available-for-sale debt securities with contractual maturities of one year or less and $144 million with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Gains (losses) on investments, net related to equity securities that we held each period were de minimis in net loss and net gains of $1 million for the three months ended June 30, 2019 and 2018, respectively, and net loss of $1 million and de minimis in net gains for the six months ended June 30, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities were nil and $312 million for the three and six months ended June 30, 2019, respectively. We did not sell any of our available-for-sale securities during the three and six months ended June 30, 2018.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below (amounts in thousands). As of June 30, 2019 and December 31, 2018, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

Debt securities:
Corporate bonds	$—	$637,238	$637,238	$—	$1,234,017	$1,234,017
Other debt securities	—	196,469	196,469	—	374,106	374,106
Total debt securities	—	833,707	833,707	—	1,608,123	1,608,123
Equity securities	313	—	313	1,073	—	1,073
Total marketable investment securities	$313	$833,707	$834,020	$1,073	$1,608,123	$1,609,196

NOTE 7.    INVENTORY

Our inventory consisted of the following (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018
Raw materials	$3,901	$4,856
Work-in-process	8,933	13,901
Finished goods	60,511	56,622
Total inventory	$73,345	$75,379

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (amounts in thousands):

	Depreciable Life In Years	As of
		June 30, 2019	December 31, 2018

Land	—	$13,396	$13,401
Buildings and improvements	1 to 40	117,243	117,564
Furniture, fixtures, equipment and other	1 to 12	756,100	741,429
Customer premises equipment	2 to 4	1,270,959	1,159,977
Satellites - owned	2 to 15	2,268,861	2,268,862
Satellites - acquired under finance leases	10 to 15	1,052,592	1,051,110
Construction in progress	—	35,046	28,087
Total property and equipment		5,514,197	5,380,430
Accumulated depreciation		(3,054,613)	(2,798,249)
Property and equipment, net		$2,459,584	$2,582,181

Construction in progress consisted of the following (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Progress amounts for satellite construction	$587	$246
Satellite related equipment	18,904	13,001
Other	15,555	14,840
Construction in progress	$35,046	$28,087

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of de minimis and $2 million for the three months ended June 30, 2019 and 2018, respectively, and de minimis and $4 million for the six months ended June 30, 2019 and 2018, respectively.

Depreciation expense associated with our property and equipment consisted of the following (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Buildings and improvements	$3,503	$3,967	$6,613	$5,265
Furniture, fixtures, equipment and other	19,686	18,633	40,040	39,407
Customer premises equipment	47,275	42,875	93,467	86,323
Satellites	64,275	61,910	128,637	120,943
Total depreciation expense	$134,739	$127,385	$268,757	$251,938

Satellites depreciation expense includes amortization of satellites under finance lease agreements of $20 million and $18 million for the three months ended June 30, 2019 and 2018, respectively, and $41 million and $36 million for the six months ended June 30, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Satellites

As of June 30, 2019, our satellite fleet consisted of 15 satellites, 10 of which are owned and five of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms. If the BSS Transaction is consummated, six of our owned satellites and the leases for two of our leased satellites will be transferred to DISH Network.

Recent Developments

EchoStar XII. We expect to remove the EchoStar XII satellite from its orbital location and retire it from commercial service in the third quarter of 2019. The retirement of this satellite is not expected to have a material impact on our results of operations or financial position.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the six months ended June 30, 2019. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

As of June 30, 2019 and December 31, 2018, all of our goodwill was assigned to reporting units of our Hughes segment. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2019, our goodwill is considered to be not impaired.

Regulatory Authorizations

Regulatory authorizations included amounts with indefinite useful lives. As of both June 30, 2019 and December 31, 2018, regulatory authorization balances, net of accumulated amortization, were $466 million. If the BSS Transaction is consummated, we expect that the carrying amounts of our regulatory authorizations will be reduced by the rights associated with the orbital slot located at 61.5 degrees west longitude that will be transferred to DISH Network.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets

As of June 30, 2019 and December 31, 2018, accumulated amortization for our other intangible assets was $315 million and $307 million, respectively.

NOTE 10.    INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value.

Our investments in these unconsolidated entities consisted of the following (amounts in thousands):

	As of
	June 30, 2019	December 31, 2018

Investments in unconsolidated entities:
Equity method	$109,030	$110,931
Other equity investments without a readily determinable fair value	15,438	15,438
Total investments in unconsolidated entities	$124,468	$126,369

We measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the six months ended June 30, 2019 and 2018, we did not identify any observable price changes requiring an adjustment to our investments.

See Note 15 for additional information about Deluxe/EchoStar LLC (“Deluxe”) and Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”).

NOTE 11.    LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and finance lease obligations (amounts in thousands):

	Effective Interest Rate	As of
		June 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$—	$—	$920,836	$932,696
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	774,375	750,000	695,865
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	970,515	900,000	934,902
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	791,708	750,000	696,353
Less: Unamortized debt issuance costs		(12,873)	—	(16,757)	—
Subtotal		2,387,127	$2,536,598	3,304,079	$3,259,816
Finance lease obligations		208,907		228,702
Total debt and finance lease obligations		2,596,034		3,532,781
Less: Current portion		(42,682)		(959,577)
Long-term debt and finance lease obligations, net		$2,553,352		$2,573,204

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended June 30, 2019, we repurchased $4 million and $12 million, respectively, of our 6 1/2% Senior Secured Notes due 2019 in open market trades. The outstanding balance of the 6 1/2% Senior Secured Notes due 2019 matured in June 2019.

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

Our income tax benefit was $3 million for the three months ended June 30, 2019 compared to an income tax provision of $10 million for the three months ended June 30, 2018. Our estimated effective income tax rate was 254.0% and 20.5% for the three months ended June 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2018 were primarily due to the change in our valuation allowance associated with unrealized losses that are capital in nature.

Our income tax provision was $9 million for the six months ended June 30, 2019 compared to an income tax provision of $18 million for the six months ended June 30, 2018. Our estimated effective income tax rate was 26.5% and 23.0% for the six months ended June 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, the increase in our valuation allowance associated with certain foreign losses and the change in our valuation allowance associated with net unrealized losses that are capital in nature.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2019 and December 31, 2018, our satellite-related obligations were $440 million and $482 million, respectively. Our satellite-related obligations primarily include payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pending BSS Transaction

In connection with the pending BSS Transaction, on May 19, 2019, EchoStar and one of our subsidiaries entered into the Master Transaction Agreement with DISH Network that provides, among other things, that if the BSS Transaction is consummated, DISH Network will generally assume liabilities primarily associated with the ownership and operation of the BSS Business.  The Master Transaction Agreement also provides that EchoStar and DISH Network will indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.

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
(Unaudited)

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit $21 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. Elbit has requested an award of $14 million of attorneys’ fees. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on May 8, 2019. On June 25, 2019, the Federal Circuit issued an Opinion and Order affirming the court’s judgment and holding that it did not yet have jurisdiction to review the court’s decision to award attorney’s fees. On August 8, 2019, HNS filed a combined petition for panel rehearing or rehearing en banc with the Federal Circuit. As a result of the Federal Circuit’s rulings, as of June 30, 2019, we have recorded an accrual of $32 million, reflecting the $21 million jury verdict and $11 million of pre- and post-judgment interest, costs, attorney’s fees, pre-verdict supplemental damages and post-verdict damages through the 073 patent’s expiration. As of December 31, 2018, we have recorded an accrual of $3 million with respect to this liability.  Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar’s shareholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan, EchoStar’s officer, David J. Rayner, EchoStar, Hughes Satellite Systems Corporation and our subsidiary BSS Corp. and DISH and its subsidiary Merger Sub. The complaint alleges that Mr. Ergen, the other members of EchoStar’s board of directors and the officer defendants breached their fiduciary duties to EchoStar’s stockholders by approving the pending BSS Transaction for inadequate consideration and pursuant to an unfair and conflicted process and that EchoStar, DISH, Hughes Satellite Systems Corporation and the officer and other entity defendants aided and abetted such breaches. The plaintiffs seek equitable relief, including the issuance of additional DISH Common Stock, and monetary relief and other costs and disbursements, including attorneys’ fees on behalf of the purported class. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

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

NOTE 14.    SEGMENT REPORTING

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We primarily operate in two business segments, Hughes and ESS, as described in Note 1. If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS business segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization and net income (loss) attributable to noncontrolling interests, or EBITDA. Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Real Estate, Accounting and Legal) and other activities that have not been assigned to our operating segments such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in the tables below or in the reconciliation of EBITDA below.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended June 30, 2019
External revenue	$451,847	$80,127	$6,485	$538,459
Intersegment revenue	—	834	(834)	—
Total revenue	$451,847	$80,961	$5,651	$538,459
EBITDA	$131,765	$68,174	$(8,701)	$191,238
Capital expenditures	$74,090	$136	$—	$74,226

For the three months ended June 30, 2018
External revenue	$426,306	$94,904	$6,386	$527,596
Intersegment revenue	—	521	(521)	—
Total revenue	$426,306	$95,425	$5,865	$527,596
EBITDA	$152,134	$82,483	$2,621	$237,238
Capital expenditures	$87,511	$356	$—	$87,867

For the six months ended June 30, 2019
External revenue	$897,184	$160,680	$13,020	$1,070,884
Intersegment revenue	—	1,540	(1,540)	—
Total revenue	$897,184	$162,220	$11,480	$1,070,884
EBITDA	$292,897	$136,891	$(14,860)	$414,928
Capital expenditures	$147,911	$244	$—	$148,155

For the six months ended June 30, 2018
External revenue	$826,765	$191,127	$12,599	$1,030,491
Intersegment revenue	359	1,051	(1,410)	—
Total revenue	$827,124	$192,178	$11,189	$1,030,491
EBITDA	$288,847	$166,633	$(3,753)	$451,727
Capital expenditures	$174,802	$(76,682)	$—	$98,120

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles total consolidated EBITDA to reported Income (loss) before income taxes in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

EBITDA	$191,238	$237,238	$414,928	$451,727
Interest income and expense, net	(48,169)	(49,836)	(94,585)	(102,870)
Depreciation and amortization	(144,746)	(136,708)	(288,276)	(270,426)
Net income attributable to noncontrolling interests	632	462	1,438	842
Income (loss) before income taxes	$(1,045)	$51,156	$33,505	$79,273

NOTE 15.    RELATED PARTY TRANSACTIONS

EchoStar

We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These shared corporate services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange, we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.  We recorded net expenses for shared corporate services received from EchoStar and its other subsidiaries of $2 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $5 million and $10 million for the six months ended June 30, 2019 and 2018, respectively.

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

Pending BSS Transaction. Pursuant to the pre-closing restructuring contemplated by the Master Transaction Agreement, and as part of the BSS Transaction, we and our subsidiaries will transfer certain of the BSS Business to BSS Corp., and we will distribute all of the shares of BSS Corp. to EchoStar as a dividend.  Completion of the BSS Transaction is subject to the satisfaction or waiver of various closing conditions.  See Note 1 for further information.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for the EchoStar XXI and XXIII satellites through the UK Space Agency, we and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to us EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant us certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to us for amounts that we are required to pay under both launch service contracts.  In 2016, we recorded additions to Other noncurrent assets, net and corresponding increases in Additional paid-in capital in our Condensed Consolidated Balance Sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect EOC’s funding of additional cash payments to the launch service provider. The EchoStar XXIII and the EchoStar XXI satellites were successfully launched in March 2017 and June 2017, respectively. We recorded decreases in Other noncurrent assets, net and Additional paid-in capital of $62 million and $83 million, respectively, representing the carrying amounts of the launch service contracts at the time of launch to reflect the consumption of the contracts’ economic benefits by EOC, the owner of the satellites. If the BSS Transaction is consummated, the agreement relating to the EchoStar XXIII satellite will be terminated.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing, conditional access management and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSS’ common stock that were then issued to a subsidiary of EchoStar. Certain data center assets that were included in the contribution of certain assets and liabilities to one of our subsidiaries were not included in the Share Exchange and continue to be owned by us and are pledged as collateral to support our obligations under the indentures relating to our 5 1/4% Senior Secured Notes due August 1, 2026 (the “Secured Notes”).

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s subsidiaries pay for these services are based on cost plus a fixed margin. We have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We recorded revenue in Services and other revenue - other of $5 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $9 million for the six months ended June 30, 2019 and 2018, respectively, related to these services.

DBS Transponder Lease. EchoStar leases satellite capacity from us on eight DBS transponders on the QuetzSat-1 satellite through November 2021, after which EchoStar has certain options to renew the agreement on a year-to year basis through the end of life of the QuetzSat-1 satellite. We recorded revenue in connection with this agreement of approximately $6 million for both the three months ended June 30, 2019 and 2018 and $12 million for both the six months ended June 30, 2019 and 2018. As of both June 30, 2019 and December 31, 2018, we had related trade accounts receivable of approximately $6 million. If the BSS Transaction is consummated, this lease will transfer to DISH Network.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Space Systems Loral, LLC for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar and reduced our operating expenses by the costs of such services of de minimis for both the three months ended June 30, 2019 and 2018, respectively, and $1 million for both the six months ended June 30, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DISH Network

EchoStar and DISH have operated as separate publicly-traded companies since 2008. In addition, prior to the consummation of the Share Exchange in February 2017, DISH Network owned the Tracking Stock, which represented an aggregate 80.0% economic interest in the residential retail satellite broadband business of our Hughes segment. Following the consummation of the Share Exchange, the Tracking Stock was retired. A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established by Mr. Ergen for the benefit of his family.

In connection with and following both the Spin-off and the Share Exchange, EchoStar, we and certain other of EchoStar’s subsidiaries and DISH Network entered into certain agreements pursuant to which we and EchoStar and its other subsidiaries obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar and its other subsidiaries; and such entities indemnify each other against certain liabilities arising from the respective businesses. If the BSS Transaction is consummated, we expect that certain of the transactions described below will be terminated and that we will enter into agreements for new transactions with DISH Network, including agreements pursuant to which we obtain certain products, services and rights from DISH Network, and DISH Network obtains certain products, services and rights from us. Generally, the amounts we and/or EchoStar or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

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

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites. These agreements to lease satellite capacity generally terminate upon the earlier of: (i) the end of life of the satellite; (ii) the date the satellite fails; or (iii) a certain date, which depends upon, among other things, the estimated useful life of the satellite. DISH Network generally has the option to renew each agreement to lease satellite capacity on a year-to-year basis through the end of the respective satellite’s life. There can be no assurance that any options to renew such agreements will be exercised. The agreement to lease satellite capacity on the EchoStar VII satellite expired at the end of June 2018. If the BSS Transaction is consummated, DISH Network will own the EchoStar VII, X, XI, and XIV satellites and these agreements will transfer to DISH Network.

EchoStar IX. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

EchoStar XII. DISH Network leased satellite capacity from us on the EchoStar XII satellite. The agreement to lease satellite capacity expired at the end of September 2017. If the BSS Transaction is consummated, DISH Network will own the EchoStar XII satellite and this agreement will transfer to DISH Network.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii) the date the satellite fails; (iii) the date the transponder(s) on which service is being provided under the agreement fails; or (iv) four years following the actual service commencement date. In July 2016, we and DISH Network further amended the agreement to, among other things, extend the initial term by one additional year through January 2018 and to reduce the term of the first renewal option by one year. In May 2017, DISH Network renewed the agreement through January 2023. DISH Network has the option to renew for an additional five-year period prior to expiration of the current term. There can be no assurance that such option to renew this agreement will be exercised. In the event that DISH Network does not exercise its five-year renewal option, DISH Network has the option to purchase the EchoStar XVI satellite for a certain price. If DISH Network does not elect to purchase the EchoStar XVI satellite at that time, we may sell the EchoStar XVI satellite to a third party and DISH Network is required to pay us a certain amount in the event we are not able to sell the EchoStar XVI satellite for more than a certain amount. We and DISH Network have amended the agreement to allow DISH Network to place and use certain satellites at the 61.5 degree west longitude orbital location. If the BSS Transaction is consummated, DISH Network will own the EchoStar XVI satellite and this agreement will transfer to DISH Network.

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

Under the terms of the DISH Nimiq 5 Agreement, DISH Network makes certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service, and continue through the service term. Unless earlier terminated under the terms and conditions of the DISH Nimiq 5 Agreement, the service term will expire in October 2019. Upon expiration of the initial term, DISH Network has the option to renew the DISH Nimiq 5 Agreement on a year-to-year basis through the end of life of the Nimiq 5 satellite. Upon in-orbit failure or end of life of the Nimiq 5 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew the DISH Nimiq 5 Agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite. If the BSS Transaction is consummated, the Telesat Transponder Agreement for the Nimiq 5 satellite will be transferred to DISH Network (from July 2019 until September 2024).

QuetzSat-1 Agreement. In November 2008, we entered into a ten-year agreement to lease satellite capacity from SES Latin America, which provides, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leases from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, EchoStar and DISH Network entered into an agreement pursuant to which EchoStar leases back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite through November 2021, unless extended or earlier terminated under the terms and conditions of our agreement. If the BSS Transaction is consummated, the transponder agreement for the QuetzSat-1 satellite will be transferred to DISH Network.

Under the terms of our contractual arrangements with DISH Network, we began leasing satellite capacity to DISH Network on the QuetzSat-1 satellite in February 2013 and will continue leasing such capacity through November 2021, unless extended or earlier terminated under the terms and conditions of our agreement with DISH Network for the QuetzSat-1 satellite. Upon expiration of the initial service term, DISH Network has the option to renew the agreement for the QuetzSat-1 satellite on a year-to-year basis through the end of life of the QuetzSat-1 satellite. Upon an in-orbit failure or end of life of the QuetzSat-1 satellite, and in certain other circumstances, DISH Network has certain rights to lease satellite capacity from us on a replacement satellite. There can be no assurance that any options to renew this agreement will be exercised or that DISH Network will exercise its option to lease satellite capacity on a replacement satellite. If the BSS Transaction is consummated, DISH Network will assume the ten-year satellite service agreement with SES Latin America for service on 32 DBS transponders on the QuetzSat-1 satellite (from July 2019 until October 2021).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

TT&C Agreement. Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network for a period ending in December 2016 (the “TT&C Agreement”). We and DISH Network have amended the TT&C Agreement over time to, among other things, extend the term through February 2023. The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. DISH Network is able to terminate the TT&C Agreement for any reason upon 12 months’ notice. If the BSS Transaction is consummated, the TT&C Agreement will be assigned to BSS Corp. and DISH Network will provide TT&C services to us.

Real Estate Lease. Prior to the Share Exchange, EchoStar leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network and contributed a portion to us and we amended the agreement to (i) terminate the lease for the transferred space and (ii) provide for a continued lease to DISH Network of the portion of the property contributed to us for a period ending in December 2031. The rent on a per square foot basis for the lease is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network is responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. After December 2031, this agreement may be converted by mutual consent to a month-to-month lease agreement with either party having the right to terminate upon 30 days’ notice. If the BSS Transaction is consummated, DISH Network will own the Cheyenne Data Center and this lease will be amended to provide us with certain space at the Cheyenne Data Center.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”), TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment. In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for the HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the HughesNet service. The

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of reorganized DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” The term of the Amended and Restated Professional Services Agreement is through January 2020 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement. If the BSS Transaction is consummated, this agreement

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will be amended to include any additional services identified by either DISH Network or EchoStar and its subsidiaries to be provided to the other due to the BSS Transaction.

Real Estate Lease from DISH Network. Effective March 2017, we subleased from DISH Network certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this sublease for a five-year period ending in August 2022. We and DISH Network amended this sublease to, among other things, terminate this sublease in March 2019. The rent on a per square foot basis for the lease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and we were responsible for our portion of the taxes, insurance, utilities and maintenance of the premises.

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

Other Agreements — DISH Network

Master Transaction Agreement. In May 2019, EchoStar and one of our subsidiaries entered into the Master Transaction Agreement with DISH Network with respect to the BSS Transaction. Pursuant to the terms of the Master Transaction Agreement, (i) EchoStar and its subsidiaries and we and our subsidiaries will transfer the BSS Business to BSS Corp., (ii) EchoStar will distribute to each holder of shares of EchoStar Class A and Class B common stock an amount of BSS Common Stock equal to one share of BSS Common Stock for each share of EchoStar Class A and Class B common stock owned by such EchoStar stockholder on the record date for the Distribution, which date has not yet been determined, and (iii) immediately after the Distribution, (1) BSS Corp. will become a wholly-owned subsidiary of DISH and DISH will own and operate the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders will be converted into a number of shares of DISH Common Stock equal to 22,937,188 divided by the total number of shares of EchoStar Class A and Class B common stock outstanding on the record date for the Distribution. If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS segment. The Master Transaction Agreement contains customary representations and warranties by the parties, including EchoStar’s representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.  See Note 1 for further information.

Satellite and Tracking Stock Transaction. In February 2014, we and EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and Hughes Satellite Systems Corporation, issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and $11 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries, pursuant to which,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $20 million for the six months ended June 30, 2019 and 2018, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tax Sharing Agreement. Effective December 2007, EchoStar and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs EchoStar and DISH and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network, and DISH Network indemnifies EchoStar and its subsidiaries for such taxes.  However, DISH Network is not liable for and does not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code (the “Code”), because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar or its subsidiaries take or fail to take; or (iii) any action that EchoStar or its subsidiaries take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions.  In such case, EchoStar and its subsidiaries will be solely liable for, and will indemnify DISH Network for, any resulting taxes, as well as any losses, claims and expenses.  The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2019. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying Condensed Consolidated Financial Statements.

Deluxe/EchoStar LLC

We own 50.0% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $1 million for each of the three months ended June 30, 2019 and 2018 and $2 million for both the six months ended June 30, 2019 and 2018.  As of both June 30, 2019 and December 31, 2018, we had trade accounts receivable from Deluxe of $1 million. See Note 10 for additional information about our investments in unconsolidated entities.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Broadband Connectivity Solutions

In August 2018, we entered into an agreement with Yahsat to establish a new entity, BCS, to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $2 million and $4 million for the three and six months ended June 30, 2019, respectively. As of both June 30, 2019 and December 31, 2018, we had $3 million trade accounts receivable from BCS. See Note 10 for additional information about our investments in unconsolidated entities.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat’s satellites. Mr. William David Wade, who joined EchoStar’s board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of nil for both the three and six months ended June 30, 2019 and 2018, respectively.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP from September 2017 until April 2019 and continues to serve as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of nil for both the three and six months ended June 30, 2019, respectively, and $1 million for both the three and six months ended June 30, 2018, respectively. As of both June 30, 2019 and December 31, 2018, we are owed $7.5 million from Global IP.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $3 million and de minimis for the three months ended June 30, 2019 and 2018, respectively, and $8 million and de minimis for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, we had trade accounts receivable from TSI of $1 million and $2 million, respectively.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined EchoStar’s board of directors in March 2019, served as a consultant and advisor to Maxar and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture of our EchoStar IX, EchoStar XI, EchoStar XIV, EchoStar XVI, EchoStar XVII, EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and for the timely manufacture and delivery and certain other services for our EchoStar XXIV satellite with an expected launch date in 2021. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incurred aggregate costs payable to Maxar Tech under these agreements of $31 million and $67 million for the three and six months ended June 30, 2019, respectively.

NOTE 16.    SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Secured Notes, 7 5/8% Senior Unsecured Notes due 2021 and 6 5/8% Senior Unsecured Notes due August 1, 2026 (collectively, the “Notes”).

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of June 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$802,350	$46,691	$27,347	$—	$876,388
Marketable investment securities, at fair value	833,707	313	—	—	834,020
Trade accounts receivable and contract assets	—	131,770	69,791	—	201,561
Trade accounts receivable - DISH Network	—	12,577	605	—	13,182
Inventory	—	54,267	19,078	—	73,345
Advances to affiliates, net	109,433	827,008	10,895	(858,465)	88,871
Other current assets	121	28,873	46,925	—	75,919
Total current assets	1,745,611	1,101,499	174,641	(858,465)	2,163,286
Property and equipment, net	—	2,151,156	308,428	—	2,459,584
Operating lease right-of-use assets	—	88,290	23,388	—	111,678
Goodwill	—	504,173	—	—	504,173
Regulatory authorizations	—	465,615	—	—	465,615
Other intangible assets, net	—	36,636	—	—	36,636
Investments in unconsolidated entities	—	124,468	—	—	124,468
Investment in subsidiaries	3,461,661	196,798	—	(3,658,459)	—
Advances to affiliates	700	76,924	17,370	(75,026)	19,968
Deferred tax asset	71,604	—	3,881	(71,604)	3,881
Other noncurrent assets, net	—	227,217	16,062	—	243,279
Total assets	$5,279,576	$4,972,776	$543,770	$(4,663,554)	$6,132,568
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$86,911	$17,605	$—	$104,516
Trade accounts payable - DISH Network	—	784	—	—	784
Current portion of long-term debt and finance lease obligations	—	42,214	468	—	42,682
Advances from affiliates, net	445,889	279,640	133,826	(858,465)	890
Accrued expenses and other	42,307	203,135	51,321	—	296,763
Total current liabilities	488,196	612,684	203,220	(858,465)	445,635
Long-term debt and finance lease obligations, net	2,387,127	165,326	899	—	2,553,352
Deferred tax liabilities, net	—	565,887	111	(71,604)	494,394
Operating lease liabilities	—	76,118	18,750	—	94,868
Advances from affiliates, net	—	—	108,563	(75,026)	33,537
Other noncurrent liabilities	—	92,059	2,404	—	94,463
Total HSS shareholders’ equity	2,404,253	3,460,702	197,757	(3,658,459)	2,404,253
Noncontrolling interests	—	—	12,066	—	12,066
Total liabilities and shareholders’ equity	$5,279,576	$4,972,776	$543,770	$(4,663,554)	$6,132,568

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$771,718	$46,353	$29,752	$—	$847,823
Marketable investment securities, at fair value	1,608,123	1,073	—	—	1,609,196
Trade accounts receivable and contract assets	—	128,831	72,265	—	201,096
Trade accounts receivable - DISH Network	—	13,240	310	—	13,550
Inventory	—	58,607	16,772	—	75,379
Advances to affiliates, net	109,433	536,600	27,174	(569,657)	103,550
Other current assets	72	26,331	41,378	(561)	67,220
Total current assets	2,489,346	811,035	187,651	(570,218)	2,917,814
Property and equipment, net	—	2,280,804	301,377	—	2,582,181
Goodwill	—	504,173	—	—	504,173
Regulatory authorizations	—	465,658	—	—	465,658
Other intangible assets, net	—	43,952	—	—	43,952
Investments in unconsolidated entities	—	126,369	—	—	126,369
Investment in subsidiaries	3,362,589	192,370	—	(3,554,959)	—
Advances to affiliates	700	86,280	—	(86,980)	—
Deferred tax asset	54,001	—	3,581	(54,001)	3,581
Other noncurrent assets, net	—	236,675	12,769	—	249,444
Total assets	$5,906,636	$4,747,316	$505,378	$(4,266,158)	$6,893,172
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$88,342	$16,409	$—	$104,751
Trade accounts payable - DISH Network	—	752	—	—	752
Current portion of long-term debt and finance lease obligations	918,916	39,995	666	—	959,577
Advances from affiliates, net	181,926	282,268	106,331	(569,657)	868
Accrued expenses and other	43,410	147,055	48,307	(561)	238,211
Total current liabilities	1,144,252	558,412	171,713	(570,218)	1,304,159
Long-term debt and finance lease obligations, net	2,385,164	187,002	1,038	—	2,573,204
Deferred tax liabilities, net	—	541,903	834	(54,001)	488,736
Advances from affiliates, net	—	—	120,418	(86,980)	33,438
Other noncurrent liabilities	—	98,661	2,479	—	101,140
Total HSS shareholders’ equity	2,377,220	3,361,338	193,621	(3,554,959)	2,377,220
Noncontrolling interests	—	—	15,275	—	15,275
Total liabilities and shareholders’ equity	$5,906,636	$4,747,316	$505,378	$(4,266,158)	$6,893,172

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$80,943	$605	$—	$81,548
Services and other revenue - other	—	349,577	58,655	(8,966)	399,266
Equipment revenue	—	60,840	8,300	(11,495)	57,645
Total revenue	—	491,360	67,560	(20,461)	538,459
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	119,894	40,300	(8,303)	151,891
Cost of sales - equipment (exclusive of depreciation and amortization)	—	52,091	5,953	(11,495)	46,549
Selling, general and administrative expenses	2,687	115,258	24,572	(663)	141,854
Research and development expenses	—	6,198	190	—	6,388
Depreciation and amortization	—	128,735	16,011	—	144,746
Total costs and expenses	2,687	422,176	87,026	(20,461)	491,428
Operating income (loss)	(2,687)	69,184	(19,466)	—	47,031
Other income (expense):
Interest income	16,316	1,011	533	(816)	17,044
Interest expense, net of amounts capitalized	(53,440)	(11,386)	(1,203)	816	(65,213)
Gains (losses) on investments, net	400	(414)	—	—	(14)
Equity in losses of unconsolidated affiliates, net	—	(916)	—	—	(916)
Equity in earnings (losses) of subsidiaries, net	31,864	(24,007)	—	(7,857)	—
Other, net	(409)	370	1,062	—	1,023
Total other income (expense), net	(5,269)	(35,342)	392	(7,857)	(48,076)
Income (loss) before income taxes	(7,956)	33,842	(19,074)	(7,857)	(1,045)
Income tax benefit (provision)	8,933	(1,922)	(4,357)	—	2,654
Net income (loss)	977	31,920	(23,431)	(7,857)	1,609
Less: Net income attributable to noncontrolling interests	—	—	632	—	632
Net income (loss) attributable to HSS	$977	$31,920	$(24,063)	$(7,857)	$977
Comprehensive income (loss):
Net income (loss)	$977	$31,920	$(23,431)	$(7,857)	$1,609
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	3,158	—	3,158
Unrealized gains on available-for-sale securities and other	(36)	—	(45)	—	(81)
Equity in other comprehensive income (loss) of subsidiaries, net	3,113	3,113	—	(6,226)	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(15)	—	—	—	(15)
Total other comprehensive income (loss), net of tax	3,062	3,113	3,113	(6,226)	3,062
Comprehensive income (loss)	4,039	35,033	(20,318)	(14,083)	4,671
Less: Comprehensive income attributable to noncontrolling interests	—	—	632	—	632
Comprehensive income (loss) attributable to HSS	$4,039	$35,033	$(20,950)	$(14,083)	$4,039

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$96,653	$487	$—	$97,140
Services and other revenue - other	—	331,875	57,379	(9,139)	380,115
Equipment revenue	—	53,643	4,557	(7,859)	50,341
Total revenue	—	482,171	62,423	(16,998)	527,596
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	122,259	36,509	(8,545)	150,223
Cost of sales - equipment (exclusive of depreciation and amortization)	—	46,217	3,539	(7,891)	41,865
Selling, general and administrative expenses	—	82,477	11,460	(562)	93,375
Research and development expenses	—	6,647	—	—	6,647
Depreciation and amortization	—	124,249	12,459	—	136,708
Total costs and expenses	—	381,849	63,967	(16,998)	428,818
Operating income (loss)	—	100,322	(1,544)	—	98,778
Other income (expense):
Interest income	13,768	1,609	508	(1,599)	14,286
Interest expense, net of amounts capitalized	(57,479)	(6,574)	(1,668)	1,599	(64,122)
Gains (losses) on investments, net	—	509	—	—	509
Equity in earnings of unconsolidated affiliates, net	—	1,238	—	—	1,238
Equity in earnings (losses) of subsidiaries, net	74,180	(8,161)	—	(66,019)	—
Other, net	3	9,489	(9,025)	—	467
Total other income (expense), net	30,472	(1,890)	(10,185)	(66,019)	(47,622)
Income (loss) before income taxes	30,472	98,432	(11,729)	(66,019)	51,156
Income tax benefit (provision)	9,759	(24,103)	3,881	—	(10,463)
Net income (loss)	40,231	74,329	(7,848)	(66,019)	40,693
Less: Net income attributable to noncontrolling interests	—	—	462	—	462
Net income (loss) attributable to HSS	$40,231	$74,329	$(8,310)	$(66,019)	$40,231
Comprehensive income (loss):
Net income (loss)	$40,231	$74,329	$(7,848)	$(66,019)	$40,693
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(32,314)	—	(32,314)
Unrealized gains on available-for-sale securities and other	470	—	(141)	—	329
Equity in other comprehensive income (loss) of subsidiaries, net	(31,870)	(31,870)	—	63,740	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(3)	—	—	—	(3)
Total other comprehensive income (loss), net of tax	(31,403)	(31,870)	(32,455)	63,740	(31,988)
Comprehensive income (loss)	8,828	42,459	(40,303)	(2,279)	8,705
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(123)	—	(123)
Comprehensive income (loss) attributable to HSS	$8,828	$42,459	$(40,180)	$(2,279)	$8,828

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$162,801	$1,118	$—	$163,919
Services and other revenue - other	—	697,536	117,838	(17,768)	797,606
Equipment revenue	—	113,489	17,715	(21,845)	109,359
Total revenue	—	973,826	136,671	(39,613)	1,070,884
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	240,973	79,633	(16,412)	304,194
Cost of sales - equipment (exclusive of depreciation and amortization)	—	100,590	12,811	(21,845)	91,556
Selling, general and administrative expenses	2,687	201,744	41,137	(1,356)	244,212
Research and development expenses	—	12,941	335	—	13,276
Depreciation and amortization	—	256,558	31,718	—	288,276
Total costs and expenses	2,687	812,806	165,634	(39,613)	941,514
Operating income (loss)	(2,687)	161,020	(28,963)	—	129,370
Other income (expense):
Interest income	33,725	1,937	1,092	(1,713)	35,041
Interest expense, net of amounts capitalized	(109,801)	(19,018)	(2,520)	1,713	(129,626)
Gains (losses) on investments, net	400	(760)	—	—	(360)
Equity in losses of unconsolidated affiliates, net	—	(1,988)	—	—	(1,988)
Equity in earnings (losses) of subsidiaries, net	84,063	(32,795)	—	(51,268)	—
Other, net	(100)	(48)	1,216	—	1,068
Total other income (expense), net	8,287	(52,672)	(212)	(51,268)	(95,865)
Income (loss) before income taxes	5,600	108,348	(29,175)	(51,268)	33,505
Income tax benefit (provision)	17,603	(24,136)	(2,331)	—	(8,864)
Net income (loss)	23,203	84,212	(31,506)	(51,268)	24,641
Less: Net income attributable to noncontrolling interests	—	—	1,438	—	1,438
Net income (loss) attributable to HSS	$23,203	$84,212	$(32,944)	$(51,268)	$23,203
Comprehensive income (loss):
Net income (loss)	$23,203	$84,212	$(31,506)	$(51,268)	$24,641
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,320	—	2,320
Unrealized gains (losses) on available-for-sale securities and other	2,318	—	(13)	—	2,305
Equity in other comprehensive income (loss) of subsidiaries, net	2,307	2,307	—	(4,614)	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(400)	—	—	—	(400)
Total other comprehensive income (loss), net of tax	4,225	2,307	2,307	(4,614)	4,225
Comprehensive income (loss)	27,428	86,519	(29,199)	(55,882)	28,866
Less: Comprehensive income attributable to noncontrolling interests	—	—	1,438	—	1,438
Comprehensive income (loss) attributable to HSS	$27,428	$86,519	$(30,637)	$(55,882)	$27,428

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$196,740	$1,014	$—	$197,754
Services and other revenue - other	—	643,983	114,455	(18,989)	739,449
Equipment revenue	—	100,052	9,164	(15,928)	93,288
Total revenue	—	940,775	124,633	(34,917)	1,030,491
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	241,585	74,235	(17,942)	297,878
Cost of sales - equipment (exclusive of depreciation and amortization)	—	89,860	7,004	(15,928)	80,936
Selling, general and administrative expenses	—	165,869	23,203	(1,047)	188,025
Research and development expenses	—	13,784	—	—	13,784
Depreciation and amortization	—	245,588	24,838	—	270,426
Total costs and expenses	—	756,686	129,280	(34,917)	851,049
Operating income (loss)	—	184,089	(4,647)	—	179,442
Other income (expense):
Interest income	24,529	1,925	1,009	(1,798)	25,665
Interest expense, net of amounts capitalized	(114,924)	(13,530)	(1,879)	1,798	(128,535)
Gains (losses) on investments, net	—	117	—	—	117
Equity in earnings of unconsolidated affiliates, net	—	2,730	—	—	2,730
Equity in earnings (losses) of subsidiaries, net	130,439	(11,858)	—	(118,581)	—
Other, net	6	9,392	(9,544)	—	(146)
Total other income (expense), net	40,050	(11,224)	(10,414)	(118,581)	(100,169)
Income (loss) before income taxes	40,050	172,865	(15,061)	(118,581)	79,273
Income tax benefit (provision)	20,182	(42,187)	3,806	—	(18,199)
Net income (loss)	60,232	130,678	(11,255)	(118,581)	61,074
Less: Net income attributable to noncontrolling interests	—	—	842	—	842
Net income (loss) attributable to HSS	$60,232	$130,678	$(12,097)	$(118,581)	$60,232
Comprehensive income (loss):
Net income (loss)	$60,232	$130,678	$(11,255)	$(118,581)	$61,074
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(30,414)	—	(30,414)
Unrealized gains (losses) on available-for-sale securities and other	159	—	(241)	—	(82)
Equity in other comprehensive income (loss) of subsidiaries, net	(29,856)	(29,856)	—	59,712	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(3)	—	—	—	(3)
Total other comprehensive income (loss), net of tax	(29,700)	(29,856)	(30,655)	59,712	(30,499)
Comprehensive income (loss)	30,532	100,822	(41,910)	(58,869)	30,575
Less: Comprehensive income attributable to noncontrolling interests	—	—	43	—	43
Comprehensive income (loss) attributable to HSS	$30,532	$100,822	$(41,953)	$(58,869)	$30,532

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$23,203	$84,212	$(31,506)	$(51,268)	$24,641
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(98,548)	338,912	51,854	51,268	343,486
Net cash flows from operating activities	(75,345)	423,124	20,348	—	368,127
Cash flows from investing activities:
Purchases of marketable investment securities	(351,843)	—	—	—	(351,843)
Sales and maturities of marketable investment securities	1,127,880	(3)	—	—	1,127,877
Expenditures for property and equipment	—	(109,103)	(39,052)	—	(148,155)
Expenditures for externally marketed software	—	(15,329)	—	—	(15,329)
Distributions (contributions) and advances from (to) subsidiaries, net	250,863	(21,587)	—	(229,276)	—
Net cash flows from investing activities	1,026,900	(146,022)	(39,052)	(229,276)	612,550
Cash flows from financing activities:
Repayment of debt and finance lease obligations	—	(19,457)	(1,723)	—	(21,180)
Repurchase and maturity of debt	(920,923)	—	—	—	(920,923)
Purchase of noncontrolling interest	—	(2,666)	(4,647)	—	(7,313)
Repayment of in-orbit incentive obligations	—	(3,778)	—	—	(3,778)
Contributions (distributions) and advances (to) from parent, net	—	(250,863)	21,587	229,276	—
Proceeds from issuance of debt	—	—	1,172	—	1,172
Net cash flows from financing activities	(920,923)	(276,764)	16,389	229,276	(952,022)
Effect of exchange rates on cash and cash equivalents	—	—	121	—	121
Net increase (decrease) in cash and cash equivalents, including restricted amounts	30,632	338	(2,194)	—	28,776
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$802,350	$46,691	$28,354	$—	$877,395

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$60,232	$130,678	$(11,255)	$(118,581)	$61,074
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(143,241)	305,364	19,347	118,581	300,051
Net cash flows from operating activities	(83,009)	436,042	8,092	—	361,125
Cash flows from investing activities:
Purchases of marketable investment securities	(1,098,527)	—	—	—	(1,098,527)
Sales and maturities of marketable investment securities	560,194		—	—	560,194
Expenditures for property and equipment	—	(148,208)	(27,436)	—	(175,644)
Refunds and other receipts related to property and equipment	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(15,000)	—	—	(15,000)
Payment for satellite launch services	—	—	(7,125)	—	(7,125)
Distributions (contributions) and advances from (to) subsidiaries, net	306,958	(23,215)	—	(283,743)	—
Net cash flows from investing activities	(231,375)	(108,899)	(34,561)	(283,743)	(658,578)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	—	(17,455)	(962)	—	(18,417)
Repayment of in-orbit incentive obligations	—	(2,718)	—	—	(2,718)
Capital contribution from EchoStar Corporation	7,125	—	—	—	7,125
Contributions (distributions) and advances (to) from parent, net	—	(306,958)	23,215	283,743	—
Net cash flows from financing activities	7,125	(327,131)	22,253	283,743	(14,010)
Effect of exchange rates on cash and cash equivalents	—	—	(1,865)	—	(1,865)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(307,259)	12	(6,081)	—	(313,328)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,439,619	$42,385	$28,022	$—	$1,510,026

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

The following table presents the noncash investing and financing activities (amounts in thousands):

	For the six months ended June 30,
	2019	2018

Increase (decrease) in capital expenditures included in accounts payable, net	$(2,639)	$(1,158)

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $1 million for both the three and six months ended June 30, 2019 and 2018, respectively. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of June 30, 2019 and December 31, 2018, the fair values of our in-orbit incentive obligations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $91 million and $95 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $114 million and $104 million as of June 30, 2019 and December 31, 2018, respectively, and related amortization expense totaled $24 million and $21 million for the three months ended June 30, 2019 and 2018, respectively, and $47 million and $41 million for the six months ended June 30, 2019 and 2018, respectively.

Unamortized contract fulfillment costs totaled $3 million as of June 30, 2019 and December 31, 2018 and related amortization expense was de minimis for the three and six months ended June 30, 2019 and 2018, respectively.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Cost of sales	$6,316	$6,290	$11,711	$12,888
Research and development	$6,388	$6,647	$13,276	$13,784

Capitalized Software Costs

As of June 30, 2019 and December 31, 2018, the net carrying amount of externally marketed software was $100 million and $97 million, respectively, of which $27 million and $29 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $8 million for both the three months ended June 30, 2019 and 2018 and $15 million for both the six months ended June 30, 2019 and 2018. We recorded amortization expense relating to the development of externally marketed software of $6 million

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for both the three months ended June 30, 2019 and 2018 and $12 million and $11 million for the six months ended June 30, 2019 and 2018, respectively. The weighted average useful life of our externally marketed software was three years as of June 30, 2019.

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

During 2017, EchoStar and certain of its and our subsidiaries entered into a share exchange agreement with DISH Network Corporation (“DISH”) and certain of its subsidiaries. EchoStar, and certain of its and our subsidiaries, received all of the shares of the Hughes Retail Preferred Tracking Stock previously issued by EchoStar and us (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of EchoStar’s subsidiaries that held substantially all of EchoStar’s former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, EchoStar no longer operates its former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

In May 2019, EchoStar and one of our subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement; (i) EchoStar and its subsidiaries and we and our subsidiaries will transfer to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH Network Corporation and its subsidiaries (“DISH Network”) and Dish Mexico, S. de R.L. de C.V., a joint venture EchoStar entered into in 2008 (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”); (ii) EchoStar will distribute to each holder of shares of EchoStar Class A and Class B common stock an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

share of BSS Common Stock for each share of EchoStar Class A and Class B common stock owned by such EchoStar stockholder on the record date for the distribution (the “Distribution”), which date has not yet been determined; and (iii) immediately after the Distribution, (1) Merger Sub will merge with and into BSS Corp. (the “Merger”), such that, at the effective time of the Merger (the “Effective Time”), BSS Corp. will become a wholly-owned subsidiary of DISH and DISH will own and operate the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders will be converted into a number of shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”), equal to 22,937,188 divided by the total number of shares of EchoStar Class A and Class B common stock outstanding on the record date for the Distribution ((i) - (iii) collectively, the “BSS Transaction”). If the BSS Transaction is consummated, we will no longer operate a substantial portion of our ESS segment.

The Master Transaction Agreement contains customary representations and warranties by the parties, including EchoStar’s representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  Prior to closing, EchoStar has agreed to conduct the BSS Business in the ordinary course and not to undertake specified actions without the written consent of DISH. Completion of the BSS Transaction is subject to the satisfaction or waiver of various closing conditions, including receipt of consents, regulatory approvals and tax opinions.  EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.  The Master Transaction Agreement provides for certain termination rights of EchoStar and DISH Network, including the right of either party to terminate the Master Transaction Agreement if the BSS Transaction has not been consummated by February 19, 2020. In connection with the BSS Transaction, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, will enter into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property, transition services and certain TT&C satellite services.

In July 2019, a putative class action lawsuit was filed by a purported EchoStar stockholder naming as defendants the members of EchoStar’s board of directors, EchoStar, certain of EchoStar’s officers, DISH and certain of DISH Network’s and EchoStar’s affiliates. If the plaintiff obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement. If the litigation delays the BSS Transaction or prevents the BSS Transaction from closing, our business, financial position and results of operation could be adversely affected. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the BSS Transaction is consummated, or any adverse final disposition, may adversely affect our respective business, financial condition, results of operations and cash flows. See Note 13 in the notes to our accompanying Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

The BSS Transaction, which is intended to be generally tax-free to EchoStar and EchoStar’s stockholders for U.S. federal income tax purposes, is expected to be completed during the second half of 2019, but there can be no assurance that the BSS Transaction will be consummated on the terms or within the time frame disclosed, or at all.

See the Risk Factors set forth under Part II, Item 1A of this Form 10-Q for information about certain risks related to the BSS Transaction, and see our Current Report on Form 8-K filed on May 20, 2019.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the six months ended June 30, 2019

•	Revenue of $1.1 billion

•	Operating income of $129 million

•	Net income of $25 million

•	Net income attributable to HSS of $23 million

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $415 million (see reconciliation of this non-GAAP measure on page 58)

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Consolidated Financial Condition as of June 30, 2019

•	Total assets of $6.1 billion

•	Total liabilities of $3.7 billion

•	Total shareholders’ equity of $2.4 billion

•	Cash, cash equivalents and current marketable investment securities of $1.7 billion

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

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from multiple third-party providers to provide services to our customers. Growth of our subscriber base continues to be constrained in areas where we are nearing or have reached maximum capacity.  While these constraints are expected to be resolved when we launch new satellites, we continue to focus on subscriber growth in the areas where we have remaining capacity.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

In August 2018, we entered into an agreement with Yahsat to establish a new entity, Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100 million in cash in exchange for a 20% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS.

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as aeronautical and enterprise broadband services. In June 2019, the Federal Communications Commission amended our existing authorization that allowed us to construct, deploy and operate the EchoStar XXIV satellite to now include all of the frequency bands included in our current design plans. In the first quarter of 2019, Maxar Technologies Inc. (“Maxar”), the parent company of Space Systems/Loral, LLC (“SSL”), the manufacturer of our EchoStar XXIV satellite, announced that, although it will continue to operate its geostationary communications satellite business, it intends to adjust its organization to better align costs with revenue. SSL has indicated to us that it intends to meet its contractual obligations regarding the timely manufacture and delivery of the EchoStar XXIV satellite. However, if SSL fails to meet or is delayed in meeting these obligations for any reason, including if Maxar decides to significantly modify its geostationary communications satellite business, such failure could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of the manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other in its segment reporting.

In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”). Pursuant to the Hughes Broadband MSA, DISH’s subsidiary, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by the DISH subsidiary.  As a result of the Hughes Broadband MSA, we have not earned and do not expect to earn in the future, significant equipment revenue from our distribution agreement with another wholly-owned subsidiary of DISH. We expect churn in the existing wholesale subscribers to continue to reduce Services and other revenue - DISH Network in the future.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Our subscriber numbers as of June 30, 2019, March 31, 2019 and December 31, 2018 are approximately as follows:

	As of
	June 30, 2019	March 31, 2019	December 31, 2018

Broadband subscribers	1,415,000	1,388,000	1,361,000

	For the three months ended
	June 30, 2019	March 31, 2019

Net additions	26,000	28,000

Our broadband subscribers include customers that subscribe to our HughesNet services in North, Central and South America through retail, wholesale and small/medium enterprise service channels. During the second quarter of 2019, we had net additions of approximately 26,000 new subscribers. Our gross subscriber additions increased approximately by 8,000 compared to the first quarter of 2019. Our net subscriber additions for the quarter ended June 30, 2019 decreased by 2,000 compared to the quarter ended March 31, 2019.

As of both June 30, 2019 and December 31, 2018, our Hughes segment had $1.5 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ESS Segment

Our ESS segment is currently a global provider of satellite operations and satellite services. We operate our ESS business using our owned and leased in-orbit satellites and related licenses. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the fixed satellite services industry, has encountered, and may continue to encounter, negative pressure on transponder rates and demand.

We currently provide satellite operations and satellite services on a full-time and/or occasional-use basis primarily to DISH Network, Dish Mexico, U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

We currently depend on DISH Network for a significant portion of the revenue for our ESS segment, and, if the BSS Transaction is not consummated, we expect that DISH Network will continue to be the primary source of revenue for our ESS segment as we have entered into certain commercial agreements with DISH Network pursuant to which we provide DISH Network with satellite services at fixed prices for varying lengths of time depending on the satellite.  Therefore, if the BSS Transaction is not consummated, the results of operations of our ESS segment will continue to be linked to changes in DISH Network’s satellite capacity requirements, which historically have been driven by the addition of new channels and migration of programming to high-definition television and video on demand services. DISH Network’s future satellite capacity requirements may change for a variety of reasons, including its ability to construct and launch or acquire its own satellites, to continue to add new channels and/or to migrate to the provision of such channels and other video on demand services through streaming and other alternative technologies. There is no assurance that we will continue to provide satellite services to DISH Network beyond the terms of our agreements. Any termination or reduction in the satellite services we provide to DISH Network would cause us to have unused capacity on our satellites and require that we aggressively pursue alternative sources of revenue for this business. Our agreement with DISH Network to lease satellite capacity on the EchoStar VII satellite expired in June 2018. As a result, we have, and if the BSS Transaction is not consummated expect to continue to have, a $43 million annualized decrease in our revenue.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

As of June 30, 2019 and December 31, 2018, our ESS segment had contracted revenue backlog of $680 million and $832 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue. If the BSS Transaction is consummated, our ESS segment contracted revenue backlog will decrease.

See “Management’s Narrative Analysis of Results of Operations - Executive Summary” above for information regarding the pending BSS Transaction, which will result in DISH Network owning and operating the BSS Business, which comprises a substantial portion of our ESS segment.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2019. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table presents our consolidated results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (amounts in thousands):

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%

Revenue:
Services and other revenue - DISH Network	$163,919	$197,754	$(33,835)	(17.1)
Services and other revenue - other	797,606	739,449	58,157	7.9
Equipment revenue	109,359	93,288	16,071	17.2
Total revenue	1,070,884	1,030,491	40,393	3.9
Costs and expenses:
Cost of sales - services and other	304,194	297,878	6,316	2.1
% of total services and other revenue	31.6%	31.8%
Cost of sales - equipment	91,556	80,936	10,620	13.1
% of total equipment revenue	83.7%	86.8%
Selling, general and administrative expenses	244,212	188,025	56,187	29.9
% of total revenue	22.8%	18.2%
Research and development expenses	13,276	13,784	(508)	(3.7)
% of total revenue	1.2%	1.3%
Depreciation and amortization	288,276	270,426	17,850	6.6
Total costs and expenses	941,514	851,049	90,465	10.6
Operating income	129,370	179,442	(50,072)	(27.9)

Other income (expense):
Interest income	35,041	25,665	9,376	36.5
Interest expense, net of amounts capitalized	(129,626)	(128,535)	1,091	0.8
Gains (losses) on investments, net	(360)	117	(477)	*
Other, net	(920)	2,584	(3,504)	*
Total other expense, net	(95,865)	(100,169)	4,304	(4.3)
Income before income taxes	33,505	79,273	(45,768)	(57.7)
Income tax provision, net	(8,864)	(18,199)	9,335	(51.3)
Net income	24,641	61,074	(36,433)	(59.7)
Less: Net income attributable to noncontrolling interests	1,438	842	596	70.8
Net income attributable to HSS	$23,203	$60,232	$(37,029)	(61.5)

Other data:
EBITDA (2)	$414,928	$451,727	$(36,799)	(8.1)
Subscribers, end of period	1,415,000	1,298,000	117,000	9.0
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 60 and 61 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 58. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 61.

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $164 million for the six months ended June 30, 2019, a decrease of $34 million or 17.1%, compared to the same period in 2018.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Services and other revenue - DISH Network from our Hughes segment for the six months ended June 30, 2019 decreased by $10 million, or 36.0%, to $18 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in our residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the six months ended June 30, 2019 decreased by $24 million, or 14.1%, to $143 million compared to the same period in 2018.  The decrease was due to revenue reduction of $21 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018 and $2 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $798 million for the six months ended June 30, 2019, an increase of $58 million or 7.9%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the six months ended June 30, 2019 increased by $64 million, or 9.1%, to $770 million compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $71 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $9 million.

Services and other revenue - other from our ESS segment for the six months ended June 30, 2019 decreased by $6 million, or 25.3%, to $19 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided.

Equipment revenue.  Equipment revenue totaled $109 million for the six months ended June 30, 2019, an increase of $16 million or 17.2%, compared to the same period in 2018.  The increase was from our Hughes segment and mainly due to increases in hardware sales of $21 million to our international enterprise customers and $8 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $12 million to our domestic enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $304 million for the six months ended June 30, 2019, an increase of $6 million or 2.1%, compared to the same period in 2018. The increase was from our Hughes segment primarily attributable to an increase in the costs of broadband services provided to our consumer customers, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $92 million for the six months ended June 30, 2019, an increase of $11 million or 13.1%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $244 million for the six months ended June 30, 2019, an increase of $56 million or 29.9%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) litigation expense of $25 million, (ii) bad debt expense of $12 million, (iii) marketing and promotional expenses of $10 million from our Hughes segment mainly associated with our consumer business, (iv) professional services associated with strategic transactions of $5 million and (v) other general and administrative expenses of $7 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $288 million for the six months ended June 30, 2019, an increase of $18 million or 6.6%, compared to the same period in 2018.  The increase was primarily due to increases in depreciation expense of (i) $7 million relating to our customer premises equipment, (ii) $4 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018, (iii) $3 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite and (iv) $1 million relating to buildings and improvements.

Interest income.  Interest income totaled $35.0 million for the six months ended June 30, 2019, an increase of $9 million or 36.5%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $130 million for the six months ended June 30, 2019, an increase of $1 million or 0.8%, compared to the same period in 2018.  The decrease was primarily due to (i) a decrease of $5 million in interest expense due to the repurchase and maturity of our 6 1/2% Senior Secured Notes due 2019, (ii) a decrease of $2 million in interest expense relating to lower principal balances on certain capital lease obligations and (iii) a $1 million increase in capitalized interest. The decreases were partially offset by an increase in interest expense of $4 million associated with a litigation settlement.

Other, net.  Other, net totaled $1 million in loss for the six months ended June 30, 2019 compared to an $3 million in income for the six months ended June 30, 2018. For the six months ended June 30, 2019, the $1 million in loss was primarily related to a favorable foreign exchange impact and losses in equity of $2 million from our investments in unconsolidated entities. For the six months ended June 30, 2018, the $3 million in income was primarily related to a net gain of $10 million due to the settlement of certain amounts due to and from a third party vendor and earnings in equity of $3 million from our investments in unconsolidated entities, partially offset by an unfavorable foreign exchange impact of $10 million in 2018.

Income tax provision.  Income tax provision was $9 million for the six months ended June 30, 2019 compared to an income tax provision of $18 million for the six months ended June 30, 2018. Our effective income tax rate was 26.5% and 23.0% for the six months ended June 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, the increase in our valuation allowance associated with certain foreign losses and the change in our valuation allowance associated with net unrealized losses that are capital in nature.

Net income attributable to HSS.  Net income attributable to HSS was $23 million for the six months ended June 30, 2019, a decrease of $37 million or 61.5%, compared to the same period in 2018 as set forth in the following table (amounts in thousands):

Amounts

Net income attributable to HSS for the six months ended June 30, 2018	$60,232
Decrease in operating income, including depreciation and amortization	(50,072)
Decrease in gains on investments, net	(477)
Decrease in other income	(3,504)
Increase in interest income	9,376
Increase in interest expense, net of amounts capitalized	(1,091)
Decrease in income tax provision	9,335
Increase in net income attributable to noncontrolling interests	(596)
Net income attributable to HSS for the six months ended June 30, 2019	$23,203

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying condensed consolidating financial statements (amounts in thousands):

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Net income	$24,641	$61,074	$(36,433)	(59.7)
Interest income and expense, net	94,585	102,870	(8,285)	(8.1)
Income tax provision, net	8,864	18,199	(9,335)	(51.3)
Depreciation and amortization	288,276	270,426	17,850	6.6
Net income attributable to noncontrolling interests	(1,438)	(842)	(596)	(70.8)
EBITDA	$414,928	$451,727	$(36,799)	(8.1)

EBITDA was $415 million for the six months ended June 30, 2019, a decrease of $37 million or 8.1%, compared to the same period in 2018. The decrease was primarily due to increases of litigation expense of $25 million and bad debt expense of $12 million.

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the six months ended June 30, 2019
Total revenue	$897,184	$162,220	$11,480	$1,070,884
Capital expenditures	$147,911	$244	$—	$148,155
EBITDA	$292,897	$136,891	$(14,860)	$414,928

For the six months ended June 30, 2018
Total revenue	$827,124	$192,178	$11,189	$1,030,491
Capital expenditures	$174,802	$(76,682)	$—	$98,120
EBITDA	$288,847	$166,633	$(3,753)	$451,727

Hughes Segment

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Total revenue	$897,184	$827,124	$70,060	8.5
Capital expenditures	$147,911	$174,802	$(26,891)	(15.4)
EBITDA	$292,897	$288,847	$4,050	1.4

Total revenue for the six months ended June 30, 2019 increased by $70 million, or 8.5%, compared to the same period in 2018.  The increase was primarily due to an increase of $61 million in sales of broadband services to our consumer customers and net increases in hardware sales of $8 million to our enterprise customers and $8 million to our mobile

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

satellite systems customers. The increase was partially offset by a decrease of $9 million in sales of broadband services to our enterprise customers.

Capital expenditures for the six months ended June 30, 2019 decreased by $27 million, or 15.4%, compared to the same period in 2018, primarily due to decreases in capital expenditures associated with the construction and infrastructure of our satellites and enterprise business.

EBITDA for the six months ended June 30, 2019 was $293 million, an increase of $4 million, or 1.4%, compared to the same period in 2018.  The increase was primarily due to an increase of $53 million in gross margin and an unfavorable foreign exchange impact of $9 million in 2018. The increase was partially offset by increases in (i) litigation expense of $25 million, (ii) bad debt expense of $12 million, (iii) marketing and promotional expenses of $10 million mainly associated with our consumer business and (iv) other general and administrative expenses of $9 million and (v) a loss of $3 million from certain investments in our unconsolidated entities.

ESS Segment

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Total revenue	$162,220	$192,178	$(29,958)	(15.6)
Capital expenditures	$244	$(76,682)	$76,926	*
EBITDA	$136,891	$166,633	$(29,742)	(17.8)
* Percentage is not meaningful.

Total revenue for the six months ended June 30, 2019 decreased by $30 million, or 15.6%, compared to the same period in 2018. The decrease was attributable to revenue reductions of $21 million resulting from the expiration of DISH Network’s agreement to lease satellite capacity from us on the EchoStar VII satellite at the end of June 2018, $6 million related to other transponder lease services and $2 million as a result of a decrease in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the six months ended June 30, 2019 increased by $77 million compared to the same period in 2018, primarily due to a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA for the six months ended June 30, 2019 was $137 million, a decrease of $30 million, or 17.8%, compared to the same period in 2018, primarily due to the decrease in total revenue.

Corporate and Other

	For the six months ended June 30,		Variance
	2019	2018	Amount	%

Total revenue	$11,480	$11,189	$291	2.6
EBITDA	$(14,860)	$(3,753)	$(11,107)	*
* Percentage is not meaningful.

EBITDA for the six months ended June 30, 2019 was a loss of $15 million, an increase in loss of $11 million compared to the same period in 2018, primarily attributable to a net gain of $10 million due to the settlement of certain amounts due to and from a third party vendor in 2018.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue - DISH Network. Services and other revenue - DISH Network primarily includes revenue associated with satellite and transponder leases and services, TT&C, professional services, facilities rental revenue and other services provided to DISH Network. Services and other revenue - DISH Network also includes subscriber wholesale service fees for the HughesNet service sold to DISH Network.

Services and other revenue - other. Services and other revenue - other primarily includes the sales of enterprise and consumer broadband services, as well as maintenance and other contracted services. Services and other revenue - other also includes revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking and other services provided to customers other than DISH Network.

Equipment revenue. Equipment revenue primarily includes broadband equipment and networks sold to customers in our enterprise and consumer markets and sales of satellite broadband equipment and related equipment, related to the HughesNet service, to DISH Network.

Cost of sales - services and other. Cost of sales - services and other primarily includes the cost of broadband services provided to our enterprise and consumer customers, and to DISH Network, as well as the cost of providing maintenance and other contracted services. Cost of sales - services and other also includes the costs associated with satellite and transponder leases and services, TT&C, professional services, facilities rental costs and other services provided to our customers, including DISH Network.

Cost of sales - equipment. Cost of sales - equipment consists primarily of the cost of broadband equipment and networks sold to customers in our enterprise and consumer markets and to DISH Network. Cost of sales - equipment also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily includes selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense. It also includes professional fees (e.g. legal, information systems and accounting services) and other items associated with facilities and administrative services provided by EchoStar and its other subsidiaries, DISH Network and other third parties.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization and Net income (loss) attributable to noncontrolling interests. EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 13 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 27, 2019.

RISKS RELATING TO THE PENDING BSS TRANSACTION

The BSS Transaction may not be completed on the terms or timeline currently contemplated, or at all, as EchoStar and its subsidiaries and DISH Network may be unable to satisfy the conditions or obtain the approvals required to complete the BSS Transaction or such approvals may contain material restrictions or conditions.

The consummation of the BSS Transaction is subject to numerous conditions, including, among other things:

•	the required governmental consents having been received and the required governmental notices that are required to be submitted prior to the closing having been filed;

•
the absence of any governmental action or proceeding (a) challenging or seeking to make illegal or otherwise prohibit, directly or indirectly, the consummation of the BSS Transaction, or (b) directly involving EchoStar, BSS Corp., DISH or Merger Sub or any of their affiliates that would reasonably be expected to materially impair DISH or Merger Sub’s ability to own or operate the BSS Business and conduct the business as currently conducted;

•	the absence of any governmental order prohibiting the consummation of the BSS Transaction;

•	the absence of any laws or orders enjoining the consummation of the BSS Transaction;

•
the DISH registration statement having become effective under the Securities Act of 1933, as amended, and a prospectus or any other required SEC filings having been disseminated to EchoStar stockholders;

•
DISH Network having filed with the NASDAQ a notification form for the listing of all DISH Common Stock to be issued to BSS Corp. stockholders in the Merger, and NASDAQ not having objected to the listing of such DISH Common Stock;

•	certain consents with respect to the operation of the EchoStar XXIII satellite having been obtained; and

•	other customary conditions.

There is no assurance that the BSS Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend time and resources of management related to the BSS Transaction. These expenses must generally be paid regardless of whether the BSS Transaction is consummated.

Governmental authorities may impose conditions to the approval of the BSS Transaction or may require changes to the terms of the BSS Transaction. Any such conditions or changes could have the effect of delaying completion of the BSS Transaction, imposing costs on or limiting the revenues of the combined company following the BSS Transaction or otherwise reducing the anticipated benefits of the BSS Transaction. Any condition or change which results in a material adverse effect on EchoStar, BSS Corp. or the BSS Business under the Master Transaction Agreement may cause DISH Network to terminate the Master Transaction Agreement.

In addition, if the plaintiff in a pending or future lawsuit relating to the BSS Transaction obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement.

Certain of our directors and executive officers have interests in seeing the BSS Transaction completed.

Certain of our directors and executive officers have interests in the BSS Transaction. Our directors and executive officers who own shares of EchoStar’s common stock will participate in the Distribution and the Merger on the same terms as EchoStar’s other stockholders. Additionally, Mr. Ergen, director of both us and DISH, will serve as a director and executive officer of BSS Corp. following the consummation of the BSS Transaction. We and the EchoStar parties that approved the BSS Transaction, as described below, were aware of and considered these interests, among other things, in deciding to approve the terms of the Master Transaction Agreement and the BSS Transaction.

The BSS Transaction was approved in accordance with EchoStar’s longstanding related party transaction policy, by (i) independent management, (ii) EchoStar’s non-interlocking directors (i.e., directors who are not also directors or employees of DISH Network), with EchoStar’s director, Mr. R. Stanton Dodge, recusing himself to avoid the appearance of any potential conflict resulting from his prior employment with DISH Network and EchoStar’s director, Mr. Anthony M. Federico, recusing himself to avoid the appearance of any potential conflict resulting from his service on DISH’s special litigation committee, (iii) EchoStar’s audit committee, with Mr. Federico similarly recusing himself and, after all such approvals were obtained, (iv) our and EchoStar’s boards of directors, with, our and EchoStar’s chairman, Mr. Ergen, recusing himself.

DISH Network and EchoStar and its subsidiaries must obtain certain regulatory approvals and clearances to consummate the BSS Transaction, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the BSS Transaction, result in additional expenditures of money and resources or reduce the anticipated benefits of the BSS Transaction.

In connection with the Merger, the parties intend to make all required filings with the SEC, the FCC and NASDAQ, as well as any required filings with respect to export control regulations. The parties also expect to request the approval of the United Kingdom Space Agency for the operation of the EchoStar XXIII satellite by DISH Network and to request certain other necessary consents relating to that satellite. The completion of the Merger is contingent on making those filings and obtaining those regulatory approvals or consents, to the extent such consents are required. Failure to obtain the necessary clearance in any of these jurisdictions could substantially delay or prevent the consummation of the Merger, which could negatively affect us, DISH Network and EchoStar and its other subsidiaries.

As a condition to granting the necessary approvals or clearances, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the business of DISH Network after the completion of the BSS Transaction. Any one of these requirements, limitations, costs, or restrictions could jeopardize or delay the completion of or reduce the anticipated benefits of the BSS Transaction. Under the Master Transaction Agreement, DISH Network and EchoStar and its subsidiaries are generally required to use their commercially reasonable efforts to take or cause to be taken all actions reasonably necessary to consummate the BSS Transaction, unless such actions would result in any condition or requirement that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect or a Satellite MAE (as defined in the Master Transaction Agreement).

If the Distribution and the Merger do not qualify as a tax‑free distribution and merger under the Code, then we and EchoStar may be required to pay substantial U.S. federal income taxes and under certain circumstances EchoStar may have indemnification obligations to DISH Network.

The BSS Transaction is conditioned upon the parties’ receipt of a tax opinion from their respective counsels as to the tax‑free nature of the transactions. The parties do not currently anticipate obtaining a private letter ruling from the IRS with respect to the Distribution and the Merger and instead intend to rely solely on their respective tax opinions for comfort that the Distribution and the Merger qualify for tax‑free treatment for U.S. federal income tax purposes under the Code.

The tax opinions will be based on, among other things, certain undertakings made by EchoStar and DISH Network, as well as certain representations and assumptions as to factual matters made by EchoStar, DISH Network, and Mr. and Mrs. Ergen and representatives of certain entities established by Mr. Ergen for the benefit of his family. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinions. In addition, the tax opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect.

If the Distribution does not qualify as a tax‑free distribution under Section 355 of the Code, then EchoStar would recognize a substantial gain on the Distribution, we and EchoStar could incur significant U.S. federal income tax liabilities, and EchoStar could be required to indemnify DISH Network for the tax on such gain if the failure of the Distribution to so qualify is the result of certain of its actions or misrepresentations, but EchoStar will not be required to indemnify any of its stockholders. In the event EchoStar is required to indemnify DISH Network for taxes incurred in connection with the BSS Transaction, the indemnification obligation could have a material adverse effect on our business, financial conditions, results or operations and cash flow.

Even if the Distribution otherwise qualifies as a tax-free distribution, the Distribution would be taxable to us and/or EchoStar (but not to its stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in EchoStar’s or BSS Corp.’s stock, directly or indirectly (including through acquisitions of the BSS Common Stock or DISH Common Stock after the completion of the BSS Transaction), as part of a plan or series of related transactions that includes the Distribution. If there is a change of control of DISH Network or BSS Corp. after the completion of the BSS Transaction or a transfer of stock or assets of DISH Network or BSS Corp. that results in the Distribution being taxable to us and/or EchoStar under Section 355(e) of the Code, DISH Network would be required to indemnify EchoStar (but not its stockholders) for such taxes only if DISH Network took an action or knowingly facilitated, consented to or assisted with an action by a DISH shareholder that caused the Distribution to fail to qualify as a tax-free distribution. In addition, the Merger being taxable could cause the Distribution to fail to qualify as a tax-free distribution.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the BSS Transaction.

The success of the BSS Transaction will depend in part on the retention of personnel critical to our business and operations, in particular the BSS Business, due to, for example, their technical skills or management expertise, especially with respect to those employees with expertise with respect to the operations of satellites. Competition for qualified personnel can be intense and qualified personnel can be in high demand.

Our current and prospective employees may experience uncertainty about their future roles until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical and other personnel prior to and following the BSS Transaction. Employee retention may be particularly challenging during the pendency of the BSS Transaction. If we are unable to retain personnel, including key management, who are critical to our successful future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know‑how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the BSS Transaction.

The BSS Transaction, including uncertainty regarding the BSS Transaction, may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and adversely affect our ability to effectively manage our business.

The BSS Transaction will happen only if the stated conditions are met, including, among others, the receipt of regulatory approvals. Some of the conditions are outside our and EchoStar’s control, and DISH Network has certain rights to terminate the Master Transaction Agreement. Accordingly, there may be uncertainty regarding the completion of the BSS Transaction. This uncertainty may cause customers, suppliers, vendors, strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the BSS Transaction is ultimately completed.

We may incur significant transaction, merger‑related and restructuring costs in connection with the BSS Transaction.

We have incurred and expect to incur a number of non‑recurring costs associated with the BSS Transaction and other related transactions, as well as transaction fees and other costs related to the BSS Transaction. We will also incur restructuring costs in connection with the BSS Transaction. Some of these costs are payable by us, regardless of whether the BSS Transaction is completed. While we have assumed that a certain level of expenses would be incurred in connection with the BSS Transaction, there are many factors beyond our control that could affect the total amount or the timing of the restructuring and implementation expenses.

Third parties may terminate or alter existing contracts or relationships with us.

We have contracts with suppliers, vendors, lessors, licensors and other business partners which may require us to obtain consent from these other parties in connection with the BSS Transaction. If these consents cannot be obtained, we may suffer a loss of potential future revenue and may lose rights that are material to our business. In addition, third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of or as a result of the BSS Transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the BSS Transaction. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the BSS Transaction or the termination of the Master Transaction Agreement.

In addition, if the plaintiff in a pending or future lawsuit relating to the BSS Transaction obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement.

A putative class action lawsuit relating to the BSS Transaction has been filed against us, EchoStar, DISH Network, Mr. Ergen, the other members of EchoStar’s Board and certain of EchoStar’s officers and other lawsuits related to the BSS Transaction may be filed against us, EchoStar, DISH Network and other persons which could result in substantial costs and may delay or prevent the BSS Transaction from being completed.

As of August 7, 2019, one complaint has been filed by a purported EchoStar stockholder. See Note 13 in the notes to our accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information about litigation related to the BSS Transaction that has been commenced prior to the date of this report. There can be no assurance that additional complaints will not be filed with respect to the BSS Transaction.

Even if this lawsuit and any others that may be filed are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and DISH Network’s respective liquidity and financial condition, or the issuance of additional DISH Common Stock. Additionally, if the litigation delays the BSS Transaction or prevents the BSS Transaction from closing, our and DISH Network’s respective business, financial position and results of operations could be adversely affected.

One of the conditions to completion of the BSS Transaction is the absence of any law or order being in effect that restrains, enjoins or otherwise prohibits consummation of the BSS Transaction contemplated by the Master Transaction Agreement. Accordingly, if a plaintiff obtains an injunction or order prohibiting or delaying the completion of the BSS Transaction, then such injunction or order may prevent the BSS Transaction from being completed, or from being completed within the expected timeframe or on the terms provided for in the Master Transaction Agreement.

RISKS RELATED TO OUR BUSINESS

While the BSS Transaction is pending, we will be subject to risks and uncertainties and contractual restrictions that could disrupt our business.

The uncertainties associated with the pending BSS Transaction may have a negative effect on our business and financial results. Current and prospective employees and other key personnel may have uncertainties about the closing and/or effect of the BSS Transaction, and those uncertainties may impact the ability to retain, recruit and hire key personnel to manage and run our business while the BSS Transaction is pending or if it is not completed, which could disrupt our operations. Furthermore, some of our customers and vendors may be hesitant to transact with us following the BSS Transaction in light of uncertainties about the ability of our business to perform following the BSS Transaction. If we are unable to reassure customers and vendors to continue transacting with us following the BSS Transaction, our financial results may be adversely affected. Similarly, any delay or failure to complete the BSS Transaction at all or on the terms provided for in the Master Transaction Agreement, could negatively impact our relationship with DISH Network, other customers, suppliers and employees and could adversely affect our business.

Pending completion of the BSS Transaction, the attention of our management may be focused on the BSS Transaction and related matters, and diverted from our day‑to‑day business operations, including from other opportunities that might benefit us. In addition, pursuant to the Master Transaction Agreement, prior to closing of the Merger, we have agreed to conduct the BSS Business in the ordinary course and not to undertake certain actions without the written consent of DISH Network. These restrictions could prevent us from pursuing certain beneficial business opportunities.

After completion of the BSS Transaction, we may be more susceptible to adverse events as a result of the BSS Transaction.

If the BSS Transaction is completed, we will have divested the BSS Business and our business will be subject to concentration of the risks that affect our retained businesses. After completion of the BSS Transaction, we will have fewer assets and may experience decreases in revenues or net income and increases in operating costs or other expenses. We may have less leverage with third parties such as customers or suppliers, and we may experience other adverse events. In addition, we may not achieve some or all of the operational and strategic benefits from the transactions that we expect to achieve.

We might not be able to engage in certain strategic transactions because EchoStar has agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the Distribution, EchoStar will undertake upon closing of the BSS Transaction to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in our ownership and (ii) continuing to own and manage our historic business. These restrictions could prevent EchoStar or us from pursuing otherwise attractive business opportunities, result in our or EchoStar’s inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations. If these restrictions, among others, are not followed, the Distribution could be taxable to EchoStar and possibly its stockholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On August 8, 2019, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended June 30, 2019. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
2.1 (H)	Master Transaction Agreement by and among DISH Network Corporation, BSS Merger Sub Inc., EchoStar Corporation, and EchoStar BSS Corporation, dated May 19, 2019.***
4.1 (H)
Joinder Agreement, dated as of June 12, 2019, to the Security Agreement dated as of June 8, 2011, by and between EchoStar BSS Corporation, EchoStar FSS L.L.C. and Wells Fargo Bank, National Association, as collateral agent.

4.2 (H)
Third Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 5.250% Senior Secured Notes due 2026, dated June 12, 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto, U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as collateral agent.

4.3 (H)
Third Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 6.625% Senior Notes due 2026, dated as of June 12, 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee.

4.4 (H)
Fifth Supplemental Indenture relating to Hughes Satellite Systems Corporation’s 7⅝% Senior Notes due 2021, dated June 12, 2019, by and among Hughes Satellite Systems Corporation, the guarantors and the supplemental guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as trustee.

10.1 (H)	Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019.**
99.1(I)	Press release dated August 8, 2019 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2019.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.
*** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 8, 2019	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)