Form 10-Q
period 2019-09-30
Hughes Satellite Systems Corp
filed 2019-11-08
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of October 29, 2019, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

Disclosure Regarding Forward-Looking Statements		i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2019 and 2018 (unaudited)	5
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2019 and 2018 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Narrative Analysis of Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	*
Item 4.	Controls and Procedures	66

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	70
Item 6.	Exhibits	70
	Signatures	71

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, and financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•
significant risks related to the construction and operation of our satellites, such as the risk of not being able to timely complete the construction of or material malfunction on one or more of our satellites, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;

•
our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions including, without limitation, the BSS Transaction (as defined herein);

•	lawsuits relating to the BSS Transaction could result in substantial costs;

•	our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;

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

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,076,271	$847,823
Marketable investment securities, at fair value	695,596	1,609,196
Trade accounts receivable and contract assets, net (Note 3)	200,779	201,096
Trade accounts receivable - DISH Network	13,182	13,550
Inventory	82,677	75,379
Prepaids and deposits	52,678	45,198
Advances to affiliates, net	73,836	103,550
Other current assets	17,379	18,539
Current assets of discontinued operations	5,866	3,483
Total current assets	2,218,264	2,917,814
Noncurrent assets:
Property and equipment, net	1,786,236	1,921,911
Operating lease right-of-use assets	111,011	—
Goodwill	504,173	504,173
Regulatory authorizations	400,000	400,043
Other intangible assets, net	32,979	43,952
Investments in unconsolidated entities	118,574	126,369
Advances to affiliates	19,284	—
Other noncurrent assets, net	229,003	236,449
Noncurrent assets of discontinued operations	—	742,461
Total noncurrent assets	3,201,260	3,975,358
Total assets	$5,419,524	$6,893,172
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$119,252	$104,751
Trade accounts payable - DISH Network	87	752
Current portion of long-term debt and finance lease obligations	407	919,582
Advances from affiliates, net	852	868
Contract liabilities	109,557	72,249
Accrued interest	36,849	45,131
Accrued compensation	35,701	42,796
Accrued taxes	9,278	7,609
Accrued expenses and other	119,930	61,366
Current liabilities of discontinued operations	3,492	49,055
Total current liabilities	435,405	1,304,159

Noncurrent liabilities:
Long-term debt and finance lease obligations, net	2,388,931	2,386,202
Deferred tax liabilities, net	341,426	355,356
Operating lease liabilities	94,232	—
Advances from affiliates, net	33,139	33,438
Other noncurrent liabilities	68,865	71,647
Noncurrent liabilities of discontinued operations	—	349,875
Total noncurrent liabilities	2,926,593	3,196,518
Total liabilities	3,361,998	4,500,677
Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at both September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	1,426,978	1,767,037
Accumulated other comprehensive loss	(95,913)	(83,774)
Accumulated earnings	717,267	693,957
Total HSS shareholders’ equity	2,048,332	2,377,220
Noncontrolling interests	9,194	15,275
Total shareholders’ equity	2,057,526	2,392,495
Total liabilities and shareholders’ equity	$5,419,524	$6,893,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Services and other revenue - DISH Network	9,747	$13,984	$32,021	$48,118
Services and other revenue - other	397,649	386,820	1,182,455	1,113,471
Equipment revenue	65,725	56,846	175,084	150,134
Total revenue	473,121	457,650	1,389,560	1,311,723

Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	142,429	141,333	425,896	418,651
Cost of sales - equipment (exclusive of depreciation and amortization)	51,188	46,318	142,744	127,254
Selling, general and administrative expenses	111,987	97,653	353,559	285,662
Research and development expenses	6,136	6,544	19,411	20,328
Depreciation and amortization	115,948	107,846	342,086	315,930
Total costs and expenses	427,688	399,694	1,283,696	1,167,825
Operating income	45,433	57,956	105,864	143,898

Other income (expense):
Interest income	12,300	15,697	47,341	41,362
Interest expense, net of amounts capitalized	(55,608)	(58,067)	(172,502)	(171,835)
Gains (losses) on investments, net	70	145	(290)	262
Equity in earnings (losses) of unconsolidated affiliates, net	(894)	992	(2,882)	3,722
Other, net	(13,197)	(3,618)	(12,129)	(3,764)
Total other expense, net	(57,329)	(44,851)	(140,462)	(130,253)
Income (loss) from continuing operations before income taxes	(11,896)	13,105	(34,598)	13,645
Income tax provision, net	(5,176)	(10,967)	(1,185)	(13,756)
Net income (loss) from continuing operations	(17,072)	2,138	(35,783)	(111)
Net income from discontinued operations	14,382	26,782	57,734	90,105
Net income (loss)	(2,690)	28,920	21,951	89,994
Less: Net income (loss) attributable to noncontrolling interests	(2,797)	450	(1,359)	1,292
Net income attributable to HSS	$107	$28,470	$23,310	$88,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(2,690)	$28,920	$21,951	$89,994
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,247)	(9,460)	(13,927)	(39,874)
Unrealized gains (losses) on available-for-sale securities and other	(117)	(117)	2,188	(199)
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	—	(1)	(400)	(4)
Total other comprehensive income (loss), net of tax	(16,364)	(9,578)	(12,139)	(40,077)
Comprehensive income (loss)	(19,054)	19,342	9,812	49,917
Less: Comprehensive loss attributable to noncontrolling interests	(2,797)	(140)	(1,359)	(97)
Comprehensive income (loss) attributable to HSS	$(16,257)	$19,482	$11,171	$50,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, June 30, 2018	$1,764,131	$(82,089)	$660,690	$14,865	$2,357,597
Stock-based compensation	1,425	—	—	—	1,425
Other comprehensive loss	—	(8,988)	—	(590)	(9,578)
Net income	—	—	28,470	450	28,920
Other, net	(220)	—	—	—	(220)
Balance, September 30, 2018	$1,765,336	$(91,077)	$689,160	$14,725	$2,378,144

Balance, June 30, 2019	$1,766,642	$(79,549)	$717,160	$12,066	$2,416,319
Stock-based compensation	1,260	—	—	—	1,260
BSS Transaction (Note 5)	(342,823)	—	—	—	(342,823)
Purchase of noncontrolling interest	1,833	—	—	(1,833)	—
Other comprehensive loss	—	(16,364)	—	—	(16,364)
Net income (loss)	—	—	107	(2,797)	(2,690)
Other, net	66	—	—	1,758	1,824
Balance, September 30, 2019	$1,426,978	$(95,913)	$717,267	$9,194	$2,057,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Noncontrolling Interests	Total
Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of accounting changes as of January 1, 2018	—	433	17,775	—	18,208
Balance, January 1, 2018	1,754,561	(52,389)	600,458	14,822	2,317,452
Stock-based compensation	4,108	—	—	—	4,108
Capital contributions from EchoStar Corporation	7,125	—	—	—	7,125
Other comprehensive loss	—	(38,688)	—	(1,389)	(40,077)
Net income	—	—	88,702	1,292	89,994
Other, net	(458)	—	—	—	(458)
Balance, September 30, 2018	$1,765,336	$(91,077)	$689,160	$14,725	$2,378,144

Balance, December 31, 2018	$1,767,037	$(83,774)	$693,957	$15,275	$2,392,495
Stock-based compensation	4,116	—	—	—	4,116
BSS Transaction (Note 5)	(342,823)	—	—	—	(342,823)
Purchase of noncontrolling interest	(833)	—	—	(6,480)	(7,313)
Other comprehensive loss	—	(12,139)	—	—	(12,139)
Net income (loss)	—	—	23,310	(1,359)	21,951
Other, net	(519)	—	—	1,758	1,239
Balance, September 30, 2019	$1,426,978	$(95,913)	$717,267	$9,194	$2,057,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$21,951	$89,994
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	428,012	409,377
Equity in (earnings) losses of unconsolidated affiliates, net	2,882	(3,722)
Amortization of debt issuance costs	4,882	5,910
(Gains) losses on investments, net	290	(259)
Stock-based compensation	4,116	4,108
Deferred tax (benefit) provision	(34,092)	29,345
Dividend received from unconsolidated entity	2,716	5,000
Changes in current assets and current liabilities, net:
Trade accounts receivable, net	(5,435)	(35,776)
Advances to and from affiliates, net	23,396	10,596
Trade accounts receivable - DISH Network	(26,486)	28,053
Inventory	(7,941)	10,667
Other current assets	(8,036)	(6,660)
Trade accounts payable	15,857	3,669
Trade accounts payable - DISH Network	(665)	(3,313)
Accrued expenses and other	83,843	14,979
Changes in noncurrent assets and noncurrent liabilities, net	6,129	(13,561)
Other, net	9,821	7,223
Net cash flows from operating activities	521,240	555,630
Cash flows from investing activities:
Purchases of marketable investment securities	(462,625)	(1,546,479)
Sales and maturities of marketable investment securities	1,375,242	799,250
Expenditures for property and equipment	(224,994)	(286,223)
Refunds and other receipts related to property and equipment	—	77,524
Expenditures for externally marketed software	(21,364)	(24,568)
Dividend received from unconsolidated entity	2,284	—
Payment for satellite launch services	—	(7,125)
Other	—	(991)
Net cash flows from investing activities	668,543	(988,612)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	(29,135)	(27,764)
Repurchase and maturity of debt	(920,923)	—
Purchase of noncontrolling interest	(7,313)	—
Repayment of in-orbit incentive obligations	(5,269)	(4,048)
Capital contribution from EchoStar Corporation	—	7,125
Proceeds from issuance of debt	1,172	—
Net cash flows from financing activities	(961,468)	(24,687)
Effect of exchange rates on cash and cash equivalents	310	(3,350)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	228,625	(461,019)
Cash and cash equivalents, including restricted amounts, beginning of period	848,619	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,077,244	$1,362,335

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$176,919	$176,228
Cash paid for income taxes	$1,919	$2,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSS,” the “Company,” “we,” “us” and/or “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of broadband satellite technologies, broadband internet services for home and small to medium-sized business customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and communications solutions for aeronautical, enterprise and government customers.

We primarily operate in the following two business segments:

•
Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international home and small to medium-sized business customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers, aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

•
EchoStar Satellite Services (“ESS”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to United States (“U.S.”) government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

In May 2019, EchoStar and one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH Network Corporation (“DISH”) and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) EchoStar and its subsidiaries and we and our subsidiaries transferred to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and EchoStar’s joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”); (ii) EchoStar distributed to each holder of shares of EchoStar Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of EchoStar Class A or Class B common stock owned by such EchoStar stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and DISH owns and operates the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes. In connection with the BSS Transaction, EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain retained and assumed liabilities, respectively.  Additionally, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, have (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services, (ii) terminated certain previously existing agreements, and (iii) amended certain existing agreements and entered into certain new agreements pursuant to which we and DISH Network will obtain and provide certain products, services and rights from and to each other.

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment. The BSS Transaction has been accounted for as a spin-off to EchoStar’s stockholders as EchoStar did not receive any consideration. As a result, the operating results of the BSS Business have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 5 for further discussion of our discontinued operations.

During 2017, EchoStar and certain of its and our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries. EchoStar, and certain of its and our subsidiaries, received all the shares of the Hughes Retail Preferred Tracking Stock previously issued by EchoStar and us (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of EchoStar’s subsidiaries that held substantially all of EchoStar’s former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, EchoStar no longer operates its former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Pronouncements

Leases

We adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of January 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We elected to apply the requirements of the new standard on January 1, 2019 and we have not restated our consolidated financial statements for prior periods. Consequently, certain amounts reported in our Condensed Consolidated Balance Sheet as of September 30, 2019 are not comparable to those reported as of December 31, 2018 or earlier dates. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the three and nine months ended September 30, 2019.

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

Except for the new requirement to recognize assets and liabilities on the balance sheet for operating leases where we are the lessee, under our ASC 842 transition method we continue to apply prior accounting standards to leases that commenced prior to 2019. We fully apply ASC 842 requirements only to leases that commenced or were modified on or after January 1, 2019. We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of revenue and expense for leases that commenced prior to 2019. In addition, the application of ASC 842 requirements to new and modified leases did not materially affect our recognition of revenue or expenses for the three and nine months ended September 30, 2019.

Our adoption of ASC 842 resulted in the following adjustments from our continuing operations to our Condensed Consolidated Balance Sheet as of December 31, 2018 (amounts in thousands):

	Balance December 31,2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019

Prepaids and deposits	$45,198	$(28)	$45,170
Operating lease right-of-use assets	$—	$117,006	$117,006
Other noncurrent assets, net	$236,449	$(7,272)	$229,177
Total assets	$6,893,172	$109,706	$7,002,878
Accrued expenses and other	$61,366	$14,444	$75,810
Operating lease liabilities	$—	$99,133	$99,133
Other noncurrent liabilities	$71,647	$(3,871)	$67,776
Total liabilities	$4,500,677	$109,706	$4,610,383
Total liabilities and shareholders’ equity	$6,893,172	$109,706	$7,002,878

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. We have elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. Our policy election results in a higher initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes and our proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

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

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. We identify and determine the classification of such leases as operating leases or sales-type leases based on the criteria discussed above for lessees. A lease is classified as a sales-type lease if it meets the above criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise as discussed below, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We have elected an accounting policy, as permitted by ASC 842, to not separate the lease of equipment from related services in our HughesNet satellite internet service (the “HughesNet service”) contracts with consumers.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 3.     REVENUE RECOGNITION

Information About Contract Balances

The following table provides information about our contract balances from our continuing operations with customers, including amounts for certain embedded leases (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Trade accounts receivable:
Sales and services	$163,006	$154,415
Leasing	3,013	7,990
Total	166,019	162,405
Contract assets	60,012	55,295
Allowance for doubtful accounts	(25,252)	(16,604)
Total trade accounts receivable and contract assets, net	$200,779	$201,096

Trade accounts receivable - DISH Network:
Sales and services	$12,272	$12,274
Leasing	910	1,276
Total trade accounts receivable - DISH Network, net	$13,182	$13,550

Contract liabilities:
Current	$109,557	$72,249
Noncurrent	10,730	10,133
Total contract liabilities	$120,287	$82,382

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2019, we recognized revenue of $67.3 million that was previously included in the contract liability balance at December 31, 2018.

Our bad debt expense was $3.2 million and $8.6 million for the three months ended September 30, 2019 and 2018, respectively, and $23.2 million and $16.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2019, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. We expect to recognize approximately 37.8% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectibility of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

In the following tables, revenue from our continuing operations is disaggregated by segment, primary geographic market, nature of the products and services and transactions with major customers. See Note 4 for additional information about revenue associated with leases.

Geographic Information

The following table disaggregates revenue from customer contracts attributed to our North America (the U.S. and its territories, Mexico and Canada), South and Central America and other foreign locations (Asia, Africa, Australia, Europe, and the Middle East) as well as by segment, based on the location where the goods or services are provided (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
North America	$389,264	$4,098	$571	$393,933
South and Central America	31,747	—	—	31,747
All other	42,724	—	4,717	47,441
Total revenue	$463,735	$4,098	$5,288	$473,121

For the three months ended September 30, 2018
North America	$373,460	$6,802	$1,187	$381,449
South and Central America	27,593	—	—	27,593
All other	43,709	—	4,899	48,608
Total revenue	$444,762	$6,802	$6,086	$457,650

For the nine months ended September 30, 2019
North America	$1,129,491	$11,873	$2,454	$1,143,818
South and Central America	89,005	—	—	89,005
All other	142,423	—	14,314	156,737
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560

For the nine months ended September 30, 2018
North America	$1,072,187	$22,562	$3,590	$1,098,339
South and Central America	75,813	—	—	75,813
All other	123,886	—	13,685	137,571
Total revenue	$1,271,886	$22,562	$17,275	$1,311,723

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Products and Services

The following table disaggregates revenue based on the nature of products and services and by segment (amounts in thousands):

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
Equipment	$21,106	$—	$—	$21,106
Services	385,477	2,737	234	388,448
Design, development and construction services	42,328	—	—	42,328
Revenue from sales and services	448,911	2,737	234	451,882
Lease revenue	14,824	1,361	5,054	21,239
Total revenue	$463,735	$4,098	$5,288	$473,121

For the three months ended September 30, 2018
Equipment	$40,222	$—	$—	$40,222
Services	337,585	5,766	322	343,673
Design, development and construction services	16,624	—	—	16,624
Revenue from sales and services	394,431	5,766	322	400,519
Lease revenue	50,331	1,036	5,764	57,131
Total revenue	$444,762	$6,802	$6,086	$457,650

For the nine months ended September 30, 2019
Equipment	$77,663	$—	$—	$77,663
Services	1,147,868	7,953	878	1,156,699
Design, development and construction services	93,254	—	—	93,254
Revenue from sales and services	1,318,785	7,953	878	1,327,616
Lease revenue	42,134	3,920	15,890	61,944
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560

For the nine months ended September 30, 2018
Equipment	$103,458	$—	$—	$103,458
Services	975,647	17,632	1,026	994,305
Design, development and construction services	46,676	—	—	46,676
Revenue from sales and services	1,125,781	17,632	1,026	1,144,439
Lease revenue	146,105	4,930	16,249	167,284
Total revenue	$1,271,886	$22,562	$17,275	$1,311,723

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    LEASES

Lessee Disclosures

Our operating leases consist primarily of leases for office space, data centers and satellite ground facilities. We recognized right-of-use assets and lease liabilities for such leases in connection with our adoption of ASC 842 as of January 1, 2019 (see Note 2). We report operating lease right-of-use assets in Operating lease right-of-use assets and we report the current and noncurrent portions of our operating lease liabilities in Accrued expenses and other and Operating lease liabilities, respectively. Our finance leases consist primarily of leases of satellite capacity. We report finance lease right-of-use assets in Property and equipment, net and we report the current and noncurrent portions of our finance lease liabilities in Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net, respectively. Our Condensed Consolidated Balance Sheets includes the following amounts for right-of-use assets and lease liabilities from our continuing operations as of September 30, 2019 (amounts in thousands):

As of September 30, 2019

Right-of-use assets:
Operating	$111,011
Finance	328,519
Total right-of-use assets	$439,530

Lease liabilities:
Current:
Operating	$14,204
Finance	407
Noncurrent:
Operating	94,232
Finance	793
Total lease liabilities	$109,636

As of September 30, 2019, we have prepaid our obligations regarding most of our finance right-of-use assets. Finance lease assets from our continuing operations that have a corresponding liability are reported net of accumulated amortization of $50.9 million as of September 30, 2019.

The following tables detail components of lease cost and weighted average lease terms and discount rates for operating leases and finance leases from our continuing operations (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019

Lease cost:
Operating lease cost	$5,400	$15,957
Finance lease cost:
Amortization of right-of-use assets	6,506	19,656
Interest on lease liabilities	46	135
Short-term lease cost	105	381
Variable lease cost	2,690	6,253
Total lease cost	$14,747	$42,382

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019

Lease term and discount rate:
Weighted average remaining lease term (in years):
Finance leases	1.90
Operating leases	10.08

Weighted average discount rate:
Finance leases	11.47%
Operating leases	6.12%

The following table details cash flows for operating leases and finance leases from our continuing operations (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,025	$14,731
Operating cash flows from finance leases	$46	$135
Financing cash flows from finance leases	$168	$505

We obtained right-of-use assets in exchange for lease liabilities of $1.1 million and $2.5 million upon commencement of operating leases for the three and nine months ended September 30, 2019, respectively.

The following table presents maturities of our lease liabilities from our continuing operations as of September 30, 2019 (amounts in thousands):

	Operating Leases	Finance Leases	Total

Year ending December 31,
2019 (remainder)	$5,195	$174	$5,369
2020	19,761	636	20,397
2021	17,272	493	17,765
2022	14,988	96	15,084
2023	14,069	—	14,069
After 2023	80,795	—	80,795
Total lease payments	152,080	1,399	153,479
Less: Interest	(43,644)	(199)	(43,843)
Present value of lease liabilities	$108,436	$1,200	$109,636

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lessor Disclosures

We report revenue from sales-type leases at the commencement date in Equipment revenue and we report periodic interest income on sales-type lease receivables in Services and other revenue. We report operating lease revenue in Services and other revenue. The following table details our lease revenue from our continuing operations as follows (amounts in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019

Sales-type lease revenue:
Revenue at lease commencement	$2,291	$4,167
Interest income	206	716

Operating lease revenue	18,742	57,061
Total lease revenue	$21,239	$61,944

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $5.6 million as of September 30, 2019.

The following table presents maturities of our operating lease payments from our continuing operations as of September 30, 2019 (amounts in thousands):

Amounts

Year ending December 31,
2019 (remainder)	$9,566
2020	36,154
2021	33,352
2022	31,912
2023	30,241
After 2023	151,284
Total lease payments	$292,509

Property and equipment, net as of September 30, 2019 and Depreciation and amortization for the three and nine months then ended included the following amounts for assets subject to operating leases from our continuing operations (amounts in thousands):

	As of September 30, 2019			For the three months ended September 30, 2019	For the nine months ended September 30, 2019
	Cost	Accumulated Depreciation	Net	Depreciation Expense

Customer premises equipment	$1,400,325	$(1,026,135)	$374,190	$49,314	$149,724
Satellites	104,620	(29,616)	75,004	1,802	5,277
Total	$1,504,945	$(1,055,751)	$449,194	$51,116	$155,001

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Discontinued Operations

Following the consummation of the BSS Transaction in September 2019, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment. The BSS Transaction has been accounted for as a spin-off to EchoStar’s stockholders as EchoStar did not receive any consideration. As a result, the operating results of the BSS Business have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

The following table presents the operating results of our discontinued operations (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenue:
Services and other revenue - DISH Network	$54,297	$70,805	$195,942	$234,425
Services and other revenue - other	4,915	6,400	17,715	19,198
Total revenue	59,212	77,205	213,657	253,623
Costs and Expenses:
Cost of equipment, services and other	7,307	9,714	28,033	30,274
Selling, general and administrative expenses	4,107	22	6,749	38
Depreciation and amortization	23,788	31,105	85,926	93,447
Total costs and expenses	35,202	40,841	120,708	123,759
Operating income	24,010	36,364	92,949	129,864
Other Income (Expense):
Interest expense	(4,632)	(7,023)	(17,365)	(21,790)
Total other income (expense), net	(4,632)	(7,023)	(17,365)	(21,790)
Income from discontinued operations before income taxes	19,378	29,341	75,584	108,074
Income tax benefit (provision), net	(4,996)	(2,559)	(17,850)	(17,969)
Net income (loss) from discontinued operations	$14,382	$26,782	$57,734	$90,105

Expenditures for property and equipment of our discontinued operations totaled $0.3 million and de minimis three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the aggregate carrying amounts of assets and liabilities of our discontinued operations (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Assets
Trade accounts receivable and contract assets, net	$5,866	$—
Prepaids and deposits	—	3,483
Current assets of discontinued operations	5,866	3,483
Property and equipment, net	—	660,270
Regulatory authorizations, net	—	65,615
Other noncurrent assets, net	—	16,576
Noncurrent assets of discontinued operations	—	742,461
Total assets of discontinued operations	$5,866	$745,944

Liabilities:
Trade accounts payable	$506	$—
Current portion of finance lease obligations	—	39,995
Accrued interest	—	1,572
Accrued expenses and other	2,986	7,488
Current liabilities of discontinued operations	3,492	49,055
Finance lease obligations	—	187,002
Deferred tax liabilities, net	—	133,380
Other noncurrent liabilities	—	29,493
Noncurrent liabilities of discontinued operations	—	349,875
Total liabilities of discontinued operations	$3,492	$398,930

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS) AND RELATED TAX EFFECTS

The changes in the balances of Accumulated other comprehensive loss by component were as follows (amounts in thousands):

	Cumulative Foreign Currency Translation Losses	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Loss

Balance, December 31, 2017	$(52,251)	$(648)	$77	$(52,822)
Cumulative effect of accounting changes as of January 1, 2018	—	433	—	433
Balance, January 1, 2018	(52,251)	(215)	77	(52,389)
Other comprehensive income (loss) before reclassifications	(38,485)	(199)	—	(38,684)
Amounts reclassified to net income	—	(4)	—	(4)
Other comprehensive income (loss)	(38,485)	(203)	—	(38,688)
Balance, September 30, 2018	$(90,736)	$(418)	$77	$(91,077)

Balance, December 31, 2018	$(82,800)	$(1,092)	$118	$(83,774)
Other comprehensive income (loss) before reclassifications	(13,927)	2,333	(145)	(11,739)
Amounts reclassified to net income	—	(400)	—	(400)
Other comprehensive income (loss)	(13,927)	1,933	(145)	(12,139)
Balance, September 30, 2019	$(96,727)	$841	$(27)	$(95,913)

The amounts reclassified to net income related to unrealized gain (loss) on available-for-sale securities in the table above are included in Gains (losses) on investments, net in our Condensed Consolidated Statements of Operations.

Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions. We do not recognize tax effects on unrealized gains or losses on available-for-sale securities until such gains or losses are realized.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

Overview

Our marketable investment securities portfolio consists of various debt and equity instruments summarized in the table below(amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Marketable investment securities:
Debt securities:
Corporate bonds	$540,683	$1,234,017
Other debt securities	154,566	374,106
Total debt securities	695,249	1,608,123
Equity securities	347	1,073
Total marketable investment securities	$695,596	$1,609,196

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

A summary of our available-for-sale debt securities is presented in the table below (amounts in thousands):

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

As of September 30, 2019
Corporate bonds	$539,844	$842	$(3)	$540,683
Other debt securities	154,565	1	—	154,566
Total available-for-sale debt securities	$694,409	$843	$(3)	$695,249
As of December 31, 2018
Corporate bonds	$1,235,110	$230	$(1,323)	$1,234,017
Other debt securities	374,106	—	—	374,106
Total available-for-sale debt securities	$1,609,216	$230	$(1,323)	$1,608,123

As of September 30, 2019, we have $695.2 million of available-for-sale debt securities with contractual maturities of one year or less and nil with contractual maturities greater than one year.

Equity Securities

Our marketable equity securities consist primarily of shares of common stock of public companies. Gains (losses) on investments, net related to equity securities that we held each period were net gains of de minimis and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million in net loss and 0.3 million in net gains for the nine months ended September 30, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of Available-for-Sale Securities

Proceeds from sales of our available-for-sale securities were nil and $312.0 million for the three and nine months ended September 30, 2019, respectively. Proceeds from sales of our available-for-sale securities were $50.0 million for both the three and nine months ended September 30, 2018.

Fair Value Measurements

Our marketable investment securities are measured at fair value on a recurring basis as summarized in the table below (amounts in thousands). As of September 30, 2019 and December 31, 2018, we did not have investments that were categorized within Level 3 of the fair value hierarchy.

	As of
	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total

Debt securities:
Corporate bonds	$—	$540,683	$540,683	$—	$1,234,017	$1,234,017
Other debt securities	—	154,566	154,566	—	374,106	374,106
Total debt securities	—	695,249	695,249	—	1,608,123	1,608,123
Equity securities	347	—	347	1,073	—	1,073
Total marketable investment securities	$347	$695,249	$695,596	$1,073	$1,608,123	$1,609,196

NOTE 8.    INVENTORY

Our inventory consisted of the following (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018
Raw materials	$5,441	$4,856
Work-in-process	10,869	13,901
Finished goods	66,367	56,622
Total inventory	$82,677	$75,379

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    PROPERTY AND EQUIPMENT

Property and equipment from our continuing operations consisted of the following (amounts in thousands):

	Depreciable Life In Years	As of
		September 30, 2019	December 31, 2018

Land	—	$13,298	$13,366
Buildings and improvements	1 to 40	73,387	114,153
Furniture, fixtures, equipment and other	1 to 12	736,792	725,924
Customer premises equipment	2 to 4	1,322,084	1,159,977
Satellites - owned	2 to 15	1,463,472	1,459,955
Satellites - acquired under finance leases	10 to 15	376,321	385,592
Construction in progress	—	38,897	28,087
Total property and equipment		4,024,251	3,887,054
Accumulated depreciation		(2,238,015)	(1,965,143)
Property and equipment, net		$1,786,236	$1,921,911

Construction in progress consisted of the following (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Progress amounts for satellite construction	$—	$246
Satellite related equipment	25,027	13,001
Other	13,870	14,840
Construction in progress	$38,897	$28,087

We recorded capitalized interest related to our satellites, satellite payloads and related ground facilities under construction of $0.3 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation expense associated with our property and equipment from our continuing operations consisted of the following (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Buildings and improvements	$1,028	$2,520	$3,502	$7,630
Furniture, fixtures, equipment and other	21,240	19,750	63,666	58,697
Customer premises equipment	49,074	43,584	142,541	129,907
Satellites	33,993	32,553	100,904	91,770
Total depreciation expense	$105,335	$98,407	$310,613	$288,004

Satellites depreciation expense includes amortization of satellites under finance lease agreements of $6.4 million and $5.5 million for the three months ended September 30, 2019 and 2018, respectively, and $19.3 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Satellites

As of September 30, 2019, our satellite fleet consisted of seven satellites, four of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator. We depreciate our owned satellites on a straight-line basis over the estimated useful life of each satellite. We depreciate our leased satellites on a straight-line basis over their respective lease terms. In connection with the BSS Transaction, six of our owned satellites and the leases for two of our leased satellites were transferred to DISH Network.

Our operating satellite fleet consists of both owned and leased satellites detailed in the table below as of September 30, 2019.

Satellites	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life In Years
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	12
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
EchoStar IX (2)(3)	ESS	August 2003	121 W	12

Capital Leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15

(1)	Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed its acquisition of Hughes Communications, Inc. and its subsidiaries (the “Hughes Acquisition”).

(2)	See Note 16 for discussion of related party transactions with DISH Network.

(3)	Fully depreciated assets as of December 31, 2015.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the nine months ended September 30, 2019. There can be no assurance, however, that anomalies will not have any such adverse effects in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

We historically have not carried in-orbit insurance on our satellites because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of the agreements governing certain portions of our indebtedness, we are required, subject to certain limitations on coverage, to maintain only for our SPACEWAY 3 and EchoStar XVII satellites insurance or other contractual arrangements during the commercial in-orbit service of such satellite. We were required pursuant to such agreements to maintain similar insurance or other contractual arrangements for the EchoStar XVI satellite, which we transferred to DISH Network pursuant to the BSS Transaction. Our other satellites, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance decisions on a case-by-case basis.

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
(Unaudited)

NOTE 10.    GOODWILL, REGULATORY AUTHORIZATIONS AND OTHER INTANGIBLE ASSETS

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

As of September 30, 2019 and December 31, 2018, all of our goodwill related to our continuing operations was assigned to reporting units. We test this goodwill for impairment annually in the second quarter. Based on our impairment testing in the second quarter of 2019, our goodwill is considered to be not impaired.

Regulatory Authorizations

Regulatory authorizations included amounts with indefinite useful lives. As of both September 30, 2019 and December 31, 2018, regulatory authorization balances, net of accumulated amortization, from our continuing operations were $400.0 million.

Other Intangible Assets

As of September 30, 2019 and December 31, 2018, accumulated amortization for our other intangible assets was $318.4 million and $307.4 million, respectively.

NOTE 11.    INVESTMENTS IN UNCONSOLIDATED ENTITIES

We have strategic investments in certain non-publicly traded equity securities that do not have a readily determinable fair value.

Our investments in these unconsolidated entities consisted of the following (amounts in thousands):

	As of
	September 30, 2019	December 31, 2018

Investments in unconsolidated entities:
Equity method	$103,136	$110,931
Other equity investments without a readily determinable fair value	15,438	15,438
Total investments in unconsolidated entities	$118,574	$126,369

We measure our equity securities without a readily determinable fair value, other than those accounted for using the equity method, at cost adjusted for changes resulting from impairments, if any, and observable price changes in orderly transactions for the identical or similar securities of the same issuer. For the nine months ended September 30, 2019 and 2018, we did not identify any observable price changes requiring an adjustment to our investments.

See Note 16 for additional information about Deluxe/EchoStar LLC (“Deluxe”) and Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

The following table summarizes the carrying amounts and fair values of our long-term debt and finance lease obligations from our continuing operations (amounts in thousands):

	Effective Interest Rate	As of
		September 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Secured Notes:
6 1/2% Senior Secured Notes due 2019	6.959%	$—	$—	$920,836	$932,696
5 1/4% Senior Secured Notes due 2026	5.320%	750,000	806,295	750,000	695,865
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	973,908	900,000	934,902
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	815,273	750,000	696,353
Less: Unamortized debt issuance costs		(11,862)	—	(16,757)	—
Subtotal		2,388,138	$2,595,476	3,304,079	$3,259,816
Finance lease obligations		1,200		1,705
Total debt and finance lease obligations		2,389,338		3,305,784
Less: Current portion		(407)		(919,582)
Long-term debt and finance lease obligations, net		$2,388,931		$2,386,202

During the three and nine months ended September 30, 2019, we repurchased nil and $11.5 million, respectively, of our 6 1/2% Senior Secured Notes due 2019 in open market trades. The outstanding balance of the 6 1/2% Senior Secured Notes due 2019 matured in June 2019.

NOTE 13.    INCOME TAXES

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

Our income tax provision from our continuing operations was $5.2 million for the three months ended September 30, 2019 compared to an income tax provision of $11.0 million for the three months ended September 30, 2018. Our estimated effective income tax rate was (43.5)% and 83.7% for the three months ended September 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2019 were primarily due to the increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2018 were primarily due to the change in our valuation allowance associated with net unrealized losses that are capital in nature.

Our income tax provision from our continuing operations was $1.2 million for the nine months ended September 30, 2019 compared to an income tax provision of $13.8 million for the nine months ended September 30, 2018. Our

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimated effective income tax rate was (3.4)% and 100.8% for the nine months ended September 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, the increase in our valuation allowance associated with certain foreign losses and the change in our valuation allowance associated with net unrealized losses that are capital in nature.

NOTE 14.    COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2019 and December 31, 2018, our satellite-related obligations from our continuing operations were $263.7 million and $298.9 million, respectively. Our satellite-related obligations primarily include payments pursuant to regulatory authorizations; non-lease costs associated with our finance lease satellites; and in-orbit incentives relating to certain satellites; as well as commitments for satellite service arrangements.

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

Separation Agreement, Share Exchange and BSS Transaction

In connection with EchoStar’s spin-off from DISH in 2008 (the “Spin-off”), EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar assumed certain liabilities that relate to its and our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which, generally, EchoStar will only be liable for its acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off, as well as DISH Network’s acts or omissions following the Spin-off. Additionally, in connection with the Share Exchange and BSS Transaction, EchoStar entered into the Share Exchange Agreement and the Master Transaction Agreement, respectively, and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between EchoStar and us and DISH Network for, in the case of the Share Exchange, certain pre-existing liabilities and legal proceedings and, in the case of the BSS Transaction, certain losses with respect to breaches of certain representations and covenants and certain liabilities.

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending legal proceedings are charged to expense as incurred.

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). The 073 patent is entitled “Reverse Link for a Satellite Communication Network” and the 874 patent is entitled “Infrastructure for Telephony Network.” Elbit alleges that the 073 patent is infringed by broadband satellite systems that practice the Internet Protocol Over Satellite standard. Elbit alleges that the 874 patent is infringed by the manufacture and sale of broadband satellite systems that provide cellular backhaul service via connections to E1 or T1 interfaces at cellular backhaul base stations. On April 2, 2015, Elbit filed an amended complaint removing Helm Hotels Group as a defendant, but making similar allegations against a new defendant, Country Home Investments, Inc. On November 3 and 4, 2015 and January 22, 2016, the defendants filed petitions before the United States Patent and Trademark Office (“USPTO”) challenging the validity of the patents in suit, which the USPTO subsequently declined to institute. On April 13, 2016, the defendants answered Elbit’s complaint. At Elbit’s request, on June 26, 2017, the court dismissed Elbit’s claims of infringement against all parties other than HNS. Trial commenced on July 31, 2017. On August 7, 2017, the jury returned a verdict that the 073 patent was valid and infringed, and awarded Elbit $21.1 million. The jury also found that such infringement of the 073 patent was not willful and that the 874 patent was not infringed. On March 30, 2018, the court ruled on post-trial motions, upholding the jury’s findings and awarding Elbit attorneys’ fees in an amount that has not yet been specified. Elbit initially requested an award of approximately $13.9 million of attorneys’ fees. On April 27, 2018, HNS filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on May 8, 2019. On June 25, 2019, the Federal Circuit issued an Opinion and Order affirming the court’s judgment and holding that it did not yet have jurisdiction to review the court’s decision to award attorney’s fees. On August 8, 2019, HNS filed a combined petition for panel rehearing or rehearing en banc with the Federal Circuit, which was denied on September 10, 2019. In an order dated September 18, 2019, the District Court questioned the attorneys’ fees calculations proposed by both parties and asked for further briefing, which the parties submitted on October 25, 2019. As a result of the Federal Circuit’s rulings, as of September 30, 2019, we have recorded an accrual of $33.7 million, reflecting the $21.1 million jury verdict and $12.6 million of pre- and post-judgment interest, costs, attorney’s fees, pre-verdict supplemental damages and post-verdict damages through the 073 patent’s expiration. As of December 31, 2018, we recorded an accrual of $3.2 million with respect to this liability.  Any eventual payments

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; EchoStar’s officer, David J. Rayner; EchoStar, Hughes Satellite Systems Corporation and our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as EchoStar’s controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing EchoStar’s board of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remanded and re-appealed several times over the following twelve years. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. As of March 31, 2018, the DOT had assessed HCIPL $4.2 million for additional license fees and $17.8 million for interest, penalties and interest on penalties. On October 24, 2019, the Supreme Court of India issued an order affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties. We expect the DOT will issue an updated assessment that could possibly have additional interest, penalties and interest on penalties in light of the Supreme Court’s recent decision. As of September 30, 2019 and December 31, 2018, we have recorded an accrual of $22.0 million and $1.3 million, respectively. The eventual payments made with respect to the ultimate outcome of this matter may be different from our accruals and such differences could be significant.

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

NOTE 15.    SEGMENT REPORTING

Operating segments are business components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We primarily operate in two business segments, Hughes and ESS, as described in Note 1. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue, EBITDA and capital expenditures for each of our operating segments from our continuing operations (amounts in thousands). Capital expenditures are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $0.3 million and de minimis three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

	Hughes	ESS	Corporate and Other	Consolidated Total

For the three months ended September 30, 2019
External revenue	$463,735	$3,772	$5,614	$473,121
Intersegment revenue	—	326	(326)	—
Total revenue	$463,735	$4,098	$5,288	$473,121
EBITDA	$155,940	$1,791	$(7,574)	$150,157
Capital expenditures	$76,572	$—	$—	$76,572

For the three months ended September 30, 2018
External revenue	$444,762	$6,802	$6,086	$457,650
Intersegment revenue	—	—	—	—
Total revenue	$444,762	$6,802	$6,086	$457,650
EBITDA	$164,135	$4,687	$(5,951)	$162,871
Capital expenditures	$110,550	$18	$—	$110,568

For the nine months ended September 30, 2019
External revenue	$1,360,919	$11,058	$17,583	$1,389,560
Intersegment revenue	—	815	(815)	—
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560
EBITDA	$448,837	$5,006	$(19,835)	$434,008
Capital expenditures	$224,483	$—	$—	$224,483

For the nine months ended September 30, 2018
External revenue	$1,271,527	$22,562	$17,634	$1,311,723
Intersegment revenue	359	—	(359)	—
Total revenue	$1,271,886	$22,562	$17,275	$1,311,723
EBITDA	$452,982	$15,478	$(9,704)	$458,756
Capital expenditures	$285,352	$(76,757)	$—	$208,595

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles total consolidated EBITDA to reported Income (loss) from continuing operations before income taxes in our Condensed Consolidated Statements of Operations (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

EBITDA	$150,157	$162,871	$434,008	$458,756
Interest income and expense, net	(43,308)	(42,370)	(125,161)	(130,473)
Depreciation and amortization	(115,948)	(107,846)	(342,086)	(315,930)
Net income attributable to noncontrolling interests	(2,797)	450	(1,359)	1,292
Income (loss) from continuing operations before income taxes	$(11,896)	$13,105	$(34,598)	$13,645

NOTE 16.    RELATED PARTY TRANSACTIONS

EchoStar

We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These shared corporate services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange, we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.  We recorded net expenses for shared corporate services received from EchoStar and its other subsidiaries of $1.2 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively, and $6.1 million and $14.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

BSS Transaction. Pursuant to the pre-closing restructuring contemplated by the Master Transaction Agreement, and as part of the BSS Transaction, we and our subsidiaries transferred certain of the BSS Business to BSS Corp., and we distributed all of the shares of BSS Corp. to EchoStar as a dividend.  See Note 1 for further information.

Contribution of EchoStar XIX Satellite. On February 1, 2017, EchoStar contributed the EchoStar XIX satellite and assigned the related construction contract with the satellite manufacturer to us. We recorded a $349.3 million increase in Additional paid-in capital, reflecting EchoStar’s $514.4 million carrying amount of the satellite, including capitalized

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest that was previously charged to expense in our consolidated financial statements, less related deferred taxes of $165.1 million.

EchoStar XXI and EchoStar XXIII Launch Facilitation and Operational Control Agreements.  As part of applying for launch licenses for the EchoStar XXI and XXIII satellites through the UK Space Agency, we and a subsidiary of EchoStar, EchoStar Operating L.L.C. (“EOC”), entered into agreements in June 2015 and March 2016 to transfer to us EOC’s launch service contracts for the EchoStar XXI and EchoStar XXIII satellites, respectively, and to grant us certain rights to control the in-orbit operations of these satellites.  EOC retained ownership of the satellites and agreed to make additional payments to us for amounts that we are required to pay under both launch service contracts.  In 2016, we recorded additions to Other noncurrent assets, net and corresponding increases in Additional paid-in capital in our Condensed Consolidated Balance Sheet to reflect EOC’s cumulative payments under the launch service contracts prior to the transfer dates and to reflect EOC’s funding of additional cash payments to the launch service provider. The EchoStar XXIII and the EchoStar XXI satellites were successfully launched in March 2017 and June 2017, respectively. We recorded decreases in Other noncurrent assets, net and Additional paid-in capital of $61.8 million and $83.3 million, respectively, representing the carrying amounts of the launch service contracts at the time of launch to reflect the consumption of the contracts’ economic benefits by EOC, the owner of the satellites. In connection with the BSS Transaction, the agreement relating to the EchoStar XXIII satellite was transferred to DISH Network.

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We recorded revenue in Services and other revenue - other of $4.9 million for each of the three months ended September 30, 2019 and 2018, and $14.8 million and $13.7 million for the nine months ended September 30, 2019 and 2018, respectively, related to these services.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Space Systems Loral, LLC for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with a planned 2021 launch. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.3 million for each of the three months ended September 30, 2019 and 2018, and $1.1 million and $0.8 million for each of the nine months ended September 30, 2019 and 2018, respectively.

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

In connection with and following the Spin-off, the Share Exchange and the BSS Transaction, EchoStar, we and certain other of EchoStar’s subsidiaries and DISH Network entered into certain agreements pursuant to which we and EchoStar and its other subsidiaries obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar and its other subsidiaries; and such entities indemnify each other

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

against certain liabilities arising from the respective businesses. Generally, the amounts we and/or EchoStar and its other subsidiaries or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided.

We and/or EchoStar and its other subsidiaries also may enter into additional agreements with DISH Network in the future.

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

Telesat Obligation Agreement. In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). We transferred the Telesat Transponder Agreement to DISH Network as part of the BSS Transaction; however, we retained certain obligations related to DISH Network’s performance under that agreement. In September 2019, we and DISH Network entered into an agreement whereby DISH Network compensates us for retaining such obligations.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Administrative Expenses — DISH Network

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, which all expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar amended the Amended and Restated Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described above under the caption “EchoStar.” The term of the Amended and Restated Professional Services Agreement is through January 2020 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provides us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provides us with renewal options for four consecutive years. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to EchoStar in Monee, Illinois and Spokane, Washington through August 2022. We generally may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks leased at the location.

In connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network will provide us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

Other Agreements — DISH Network

Master Transaction Agreement. In May 2019, EchoStar and BSS Corp. entered into the Master Transaction Agreement with DISH and Merger Sub with respect to the BSS Transaction. Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) EchoStar and its subsidiaries and we and our subsidiaries transferred the BSS Business to BSS Corp.; (ii) EchoStar completed the Distribution; and (iii) immediately after the Distribution, (1) BSS Corp. became a wholly-owned subsidiary of DISH such that DISH owns and operates the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Common Stock. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. The Master Transaction Agreement contained customary representations and warranties by the parties, including EchoStar’s representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities.  EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. See Note 1 for further information.

Satellite and Tracking Stock Transaction. In February 2014, we and EchoStar entered into agreements with DISH Network to implement a transaction pursuant to which, among other things: (i) in March 2014, EchoStar and Hughes Satellite Systems Corporation issued the Tracking Stock to DISH Network in exchange for five satellites owned by DISH Network (EchoStar I, EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV) (including assumption of related in-orbit incentive obligations) and $11.4 million in cash; and (ii) in March 2014, DISH Network began receiving certain satellite services from us as discussed above on these five satellites (collectively, the “Satellite and Tracking Stock Transaction.”) The Tracking Stock was retired in March 2017 and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect.

Share Exchange Agreement. On January 31, 2017, EchoStar and certain of its and our subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries, pursuant to which, on February 28, 2017, EchoStar and certain of its and our subsidiaries received all of the shares of the Tracking Stock in exchange for 100% of the equity interests of certain of EchoStar’s subsidiaries that held substantially all of EchoStar’s EchoStar Technologies businesses and certain other assets. Following consummation of the Share Exchange, EchoStar no longer operates the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by EchoStar or DISH causes the transaction to be taxable to the other party after closing. See Note 1 for further information.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years until March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

totaling $3.7 million and $6.4 million for the three months ended September 30, 2019 and 2018, respectively, and $13.2 million and $26.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Share Exchange Intellectual Property and Technology License Agreement. Effective March 2017 in connection with the Share Exchange, EchoStar and one of its other subsidiaries and DISH Network entered into an intellectual property and technology license agreement (“IPTLA”) pursuant to which we, EchoStar and its other subsidiaries and DISH Network license to each other certain intellectual property and technology. The IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the IPTLA, we, EchoStar and its other subsidiaries granted to DISH Network a license to our and their intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the businesses acquired pursuant to the Share Exchange, including a limited license to use the “ECHOSTAR” trademark during a transition period.  EchoStar retains full ownership of the “ECHOSTAR” trademark. In addition, DISH Network granted a license back to us, EchoStar and its other subsidiaries, among other things, for the continued use of all intellectual property and technology that is used in our, EchoStar and its other subsidiaries’ retained businesses but the ownership of which was transferred to DISH Network pursuant to the Share Exchange.

BSS Transaction Intellectual Property and Technology License Agreement. Effective September 2019, in connection with the BSS Transaction, we, EchoStar and DISH Network entered into an intellectual property and technology license agreement (the “BSS IPTLA”) pursuant to which we, EchoStar and its other subsidiaries and DISH Network license to each other certain intellectual property and technology. The BSS IPTLA will continue in perpetuity, unless mutually terminated by the parties. Pursuant to the BSS IPTLA, we, EchoStar and its other subsidiaries granted to DISH Network a license to our and their intellectual property and technology for use by DISH Network, among other things, in connection with its continued operation of the BSS Business acquired pursuant to the BSS Transaction, including a limited license to use the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks during a transition period.  EchoStar retains full ownership of the “ESS” and “ECHOSTAR SATELLITE SERVICES” trademarks. In addition, DISH Network granted a license back to us, EchoStar and its other subsidiaries, among other things, for the continued use of all intellectual property and technology that is used in our, EchoStar and its other subsidiaries’ retained businesses but the ownership of which was transferred to DISH Network pursuant to the BSS Transaction.

TT&C Agreement.  In September 2019, in connection with the BSS Transaction, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us, EchoStar and its other subsidiaries for a period ending in September 2021, with the option for EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “TT&C Agreement”). The fees for services provided under the TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  Any party is able to terminate the TT&C Agreement for any reason upon 12 months’ notice.

Share Exchange Tax Matters Agreement. Effective March 2017, in connection with the Share Exchange, EchoStar and DISH entered into a tax matters agreement. This agreement governs certain rights, responsibilities and obligations of EchoStar and its subsidiaries with respect to taxes of the transferred businesses pursuant to the Share Exchange. Generally, EchoStar is responsible for all tax returns and tax liabilities for the transferred businesses and assets for periods prior to the Share Exchange and DISH Network is responsible for all tax returns and tax liabilities for the transferred businesses and assets from and after the Share Exchange. Both EchoStar and DISH Network made certain tax-related representations and are subject to various tax-related covenants after the consummation of the Share Exchange. Both EchoStar and DISH Network have agreed to indemnify each other if there is a breach of any such tax representation or violation of any such tax covenant and that breach or violation results in the Share Exchange not qualifying for tax free treatment for the other party. In addition, DISH Network has agreed to indemnify EchoStar if the transferred businesses are acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons and such acquisition results in the Share Exchange not qualifying for tax free treatment. The tax matters agreement supplements the Tax Sharing Agreement outlined below, which continues in full force and effect.

BSS Transaction Tax Matters Agreement. Effective September 2019, in connection with the BSS Transaction, EchoStar, BSS Corp. and DISH entered into a tax matters agreement. This agreement governs certain rights, responsibilities and obligations of EchoStar and its subsidiaries with respect to taxes of the BSS Business transferred pursuant to the BSS Transaction. Generally, EchoStar is responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the BSS Transaction and DISH is responsible for all tax returns and tax liabilities for the

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BSS Business from and after the BSS Transaction. Both EchoStar and DISH made certain tax-related representations and are subject to various tax-related covenants after the consummation of the BSS Transaction. Both EchoStar and DISH Network have agreed to indemnify each other for certain losses if there is a breach of any the tax representations or violation of any of the tax covenants in the tax matters agreement and that breach or violation results in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar or its stockholders for U.S. federal income tax purposes. In addition, DISH Network has agreed to indemnify EchoStar if the BSS Business is acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons, where either it took an action, or knowingly facilitated, consented to or assisted with an action by its stockholders, that resulted in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar and its stockholders for U.S. federal income tax purposes. The tax matters agreement supplements the Share Exchange Tax Matters Agreement outlined above and the Tax Sharing Agreement outlined below, which continue in full force and effect.

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

Other Agreements

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique for software development services. In addition to our approximately 43.3% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25.4%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2019. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in our accompanying Condensed Consolidated Financial Statements.

Deluxe/EchoStar LLC

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We own 50.0% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. We account for our investment in Deluxe using the equity method. We recognized revenue from Deluxe for transponder services and the sale of broadband equipment of $0.9 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019 and December 31, 2018, we had trade accounts receivable from Deluxe of $0.6 million and $0.8 million, respectively. See Note 11 for additional information about our investments in unconsolidated entities.

Broadband Connectivity Solutions

In August 2018, we entered into an agreement with Yahsat to establish a new entity, BCS, to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The transaction was consummated in December 2018 when we invested $100.0 million in cash in exchange for a 20.0% interest in BCS. Under the terms of the agreement, we may also acquire, for further cash investments, additional ownership interests in BCS in the future provided certain conditions are met. We supply network operations and management services and equipment to BCS. We recognized revenue from BCS for such services and equipment of $1.7 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 and December 31, 2018, we had trade accounts receivable from BCS of $2.4 million and $3.4 million, respectively. See Note 11 for additional information about our investments in unconsolidated entities.

AsiaSat

We contract with AsiaSat Telecommunications Inc. (“AsiaSat”) for the use of transponder capacity on one of AsiaSat’s satellites. Mr. William David Wade, who joined EchoStar’s board of directors in February 2017, served as the Chief Executive Officer of AsiaSat in 2016 and as a senior advisor to the Chief Executive Officer of AsiaSat through March 2017. We incurred expenses payable to AsiaSat under this agreement of nil for both the three and nine months ended September 30, 2019 and 2018, respectively.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP from September 2017 until April 2019 and continues to serve as an executive advisor to the Chief Executive Officer of Global IP. In August 2018, we and Global IP amended the agreement to (i) change certain of the equipment and services to be provided to Global IP; (ii) modify certain payment terms; (iii) provide Global IP an option to use one of our test lab facilities; and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of nil for both the three and nine months ended September 30, 2019, respectively, and $5.9 million and $6.5 million for the three and nine months ended September 30, 2018, respectively. As of both September 30, 2019 and December 31, 2018, we are owed $7.5 million from Global IP.

TerreStar Solutions

DISH Network owns more than 15.0% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $2.0 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $10.2 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of both September 30, 2019 and December 31, 2018, we had trade accounts receivable from TSI of $2.3 million.

Maxar Technologies Inc.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mr. Jeffrey Tarr, who joined EchoStar’s board of directors in March 2019, served as a consultant and advisor to Maxar and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture of our EchoStar IX, EchoStar XI, EchoStar XIV, EchoStar XVI, EchoStar XVII, EchoStar XIX, EchoStar XXI and EchoStar XXIII satellites and for the timely manufacture and delivery and certain other services for our EchoStar XXIV satellite with an expected launch date in 2021. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $12.1 million and $78.9 million for the three and nine months ended September 30, 2019, respectively.

Discontinued Operations

The following agreements were terminated or transferred to DISH Network as part of the BSS Transaction and we, EchoStar and its other subsidiaries have no further obligations and have earned no additional revenue or incurred no additional expense, as applicable, under these agreements or investments after the consummation of the BSS Transaction on September 10, 2019. Historical transactions under this agreement are reported in Net income from discontinued operations in our Condensed Consolidated Statements of Operations (see Note 5).

DBS Transponder Lease. EchoStar leased satellite capacity from us on eight DBS transponders on the QuetzSat-1 satellite through November 2021, after which EchoStar had certain options to renew the agreement on a year-to year basis through the end of life of the QuetzSat-1 satellite. We transferred this agreement to DISH Network in connection with the BSS Transaction, and as a result we no longer provide and EchoStar no longer receives these services.

Satellite Capacity Leased to DISH Network. We entered into certain agreements to lease satellite capacity pursuant to which we provided satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements depended, among other things, upon the orbital location of the applicable satellite, the number of transponders that provided services on the applicable satellite and the length of the service arrangements.

EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV. In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV satellites.

EchoStar XII. DISH Network leased satellite capacity from us on the EchoStar XII satellite.

EchoStar XVI. In December 2009, we entered into an agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network leased satellite capacity from us on the EchoStar XVI satellite since January 2013.

Nimiq 5 Agreement. In addition to the Telesat Transponder Agreement, in September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service.

QuetzSat-1 Agreement. In November 2008, we entered into an agreement to lease satellite capacity from SES Latin America, which provided, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leased from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011 and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we leased back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TT&C Agreement. Effective January 2012, we entered into a TT&C agreement pursuant to which we provided TT&C services to DISH Network, which we subsequently amended (the “TT&C Agreement”). The fees for services provided under the TT&C Agreement were calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which varied depending on the nature of the services provided.

Real Estate Lease. Prior to the Share Exchange, a subsidiary of EchoStar leased to DISH Network certain space at 530 EchoStar Drive, Cheyenne, Wyoming. In connection with the Share Exchange, EchoStar transferred ownership of a portion of this property to DISH Network and contributed a portion to us and we and DISH Network amended this agreement to, among other things, provide for a continued lease to DISH Network of the portion of the property we retained (the “Cheyenne Data Center”). The rent on a per square foot basis for the lease was comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease, and DISH Network was responsible for its portion of the taxes, insurance, utilities and maintenance of the premises. In connection with the BSS Transaction, we transferred the Cheyenne Data Center to DISH Network.

NOTE 17.    SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 5 1/4% Senior Secured Notes due August 1, 2026 , 7 5/8% Senior Unsecured Notes due 2021 and 6 5/8% Senior Unsecured Notes due August 1, 2026 (collectively, the “Notes”).

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

The accompanying condensed consolidating financial information presented below should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto included herein. This financial information reflects the addition of a new Guarantor Subsidiary and the transfer of several former Guarantor Subsidiaries to DISH Network in connection with the BSS Transaction.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of September 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$1,013,313	$35,837	$27,121	$—	$1,076,271
Marketable investment securities, at fair value	695,249	347	—	—	695,596
Trade accounts receivable and contract assets	—	132,556	68,223	—	200,779
Trade accounts receivable - DISH Network	—	12,516	666	—	13,182
Inventory	—	57,852	24,825	—	82,677
Advances to affiliates, net	202,074	614,875	12,769	(755,882)	73,836
Other current assets	79	20,635	49,343	—	70,057
Current assets of discontinued operations	—	5,866	—	—	5,866
Total current assets	1,910,715	880,484	182,947	(755,882)	2,218,264
Property and equipment, net	—	1,490,723	295,513	—	1,786,236
Operating lease right-of-use assets	—	86,249	24,762	—	111,011
Goodwill	—	504,173	—	—	504,173
Regulatory authorizations	—	400,000	—	—	400,000
Other intangible assets, net	—	32,979	—	—	32,979
Investments in unconsolidated entities	—	118,574	—	—	118,574
Investment in subsidiaries	2,854,009	152,078	—	(3,006,087)	—
Advances to affiliates	700	570,842	16,686	(568,944)	19,284
Deferred tax asset	79,228	—	5,425	(79,228)	5,425
Other noncurrent assets, net	—	207,340	16,238	—	223,578
Total assets	$4,844,652	$4,443,442	$541,571	$(4,410,141)	$5,419,524
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$104,251	$15,001	$—	$119,252
Trade accounts payable - DISH Network	—	87	—	—	87
Current portion of long-term debt and finance lease obligations	—	—	407	—	407
Advances from affiliates, net	369,651	228,368	158,715	(755,882)	852
Accrued expenses and other	38,531	200,019	72,765	—	311,315
Current liabilities of discontinued operations	—	3,492	—	—	3,492
Total current liabilities	408,182	536,217	246,888	(755,882)	435,405
Long-term debt and finance lease obligations, net	2,388,138	—	793	—	2,388,931
Deferred tax liabilities, net	—	420,545	109	(79,228)	341,426
Operating lease liabilities	—	74,564	19,668	—	94,232
Advances from affiliates, net	—	493,918	108,165	(568,944)	33,139
Other noncurrent liabilities	—	65,058	3,807	—	68,865
Total HSS shareholders’ equity	2,048,332	2,853,140	152,947	(3,006,087)	2,048,332
Noncontrolling interests	—	—	9,194	—	9,194
Total liabilities and shareholders’ equity	$4,844,652	$4,443,442	$541,571	$(4,410,141)	$5,419,524

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$771,718	$46,353	$29,752	$—	$847,823
Marketable investment securities, at fair value	1,608,123	1,073	—	—	1,609,196
Trade accounts receivable and contract assets	—	128,831	72,265	—	201,096
Trade accounts receivable - DISH Network	—	13,240	310	—	13,550
Inventory	—	58,607	16,772	—	75,379
Advances to affiliates, net	109,433	536,600	27,174	(569,657)	103,550
Other current assets	72	22,848	41,378	(561)	63,737
Current assets of discontinued operations	—	3,483	—	—	3,483
Total current assets	2,489,346	811,035	187,651	(570,218)	2,917,814
Property and equipment, net	—	1,620,534	301,377	—	1,921,911
Goodwill	—	504,173	—	—	504,173
Regulatory authorizations	—	400,043	—	—	400,043
Other intangible assets, net	—	43,952	—	—	43,952
Investments in unconsolidated entities	—	126,369	—	—	126,369
Investment in subsidiaries	3,362,589	192,370	—	(3,554,959)	—
Advances to affiliates	700	86,280	—	(86,980)	—
Deferred tax asset	54,001	—	3,581	(54,001)	3,581
Other noncurrent assets, net	—	220,099	12,769	—	232,868
Noncurrent assets of discontinued operations	—	742,461	—	—	742,461
Total assets	$5,906,636	$4,747,316	$505,378	$(4,266,158)	$6,893,172
Liabilities and Shareholders’ Equity
Trade accounts payable	$—	$88,342	$16,409	$—	$104,751
Trade accounts payable - DISH Network	—	752	—	—	752
Current portion of long-term debt and finance lease obligations	918,916	—	666	—	919,582
Advances from affiliates, net	181,926	282,268	106,331	(569,657)	868
Accrued expenses and other	43,410	137,995	48,307	(561)	229,151
Current liabilities of discontinued operations	—	49,055	—	—	49,055
Total current liabilities	1,144,252	558,412	171,713	(570,218)	1,304,159
Long-term debt and finance lease obligations, net	2,385,164	—	1,038	—	2,386,202
Deferred tax liabilities, net	—	408,523	834	(54,001)	355,356
Advances from affiliates, net	—	—	120,418	(86,980)	33,438
Other noncurrent liabilities	—	69,168	2,479	—	71,647
Noncurrent liabilities of discontinued operations	—	349,875	—	—	349,875
Total HSS shareholders’ equity	2,377,220	3,361,338	193,621	(3,554,959)	2,377,220
Noncontrolling interests	—	—	15,275	—	15,275
Total liabilities and shareholders’ equity	$5,906,636	$4,747,316	$505,378	$(4,266,158)	$6,893,172

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$9,057	$690	$—	$9,747
Services and other revenue - other	—	347,625	58,879	(8,855)	397,649
Equipment revenue	—	76,905	4,246	(15,426)	65,725
Total revenue	—	433,587	63,815	(24,281)	473,121
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	110,388	40,428	(8,387)	142,429
Cost of sales - equipment (exclusive of depreciation and amortization)	—	63,437	3,177	(15,426)	51,188
Selling, general and administrative expenses	—	88,853	23,602	(468)	111,987
Research and development expenses	—	5,953	183	—	6,136
Depreciation and amortization	—	99,099	16,849	—	115,948
Total costs and expenses	—	367,730	84,239	(24,281)	427,688
Operating income (loss)	—	65,857	(20,424)	—	45,433
Other income (expense):
Interest income	10,968	1,466	1,106	(1,240)	12,300
Interest expense, net of amounts capitalized	(40,433)	(1,016)	(15,399)	1,240	(55,608)
Gains (losses) on investments, net	37	33	—	—	70
Equity in earnings (losses) of unconsolidated affiliates, net	—	(894)	—	—	(894)
Equity in earnings (losses) of subsidiaries, net	26,054	(44,409)	—	18,355	—
Other, net	—	(9)	(13,188)	—	(13,197)
Total other income (expense), net	(3,374)	(44,829)	(27,481)	18,355	(57,329)
Income (loss) from continuing operations before income taxes	(3,374)	21,028	(47,905)	18,355	(11,896)
Income tax benefit (provision)	7,590	(13,375)	609	—	(5,176)
Net income (loss) from continuing operations	4,216	7,653	(47,296)	18,355	(17,072)
Net income (loss) from discontinued operations	(4,109)	18,491	—	—	14,382
Net income (loss)	107	26,144	(47,296)	18,355	(2,690)
Less: Net loss attributable to noncontrolling interests	—	—	(2,797)	—	(2,797)
Net income (loss) attributable to HSS	$107	$26,144	$(44,499)	$18,355	$107
Comprehensive income (loss):
Net income (loss)	$107	$26,144	$(47,296)	$18,355	$(2,690)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(16,247)	—	(16,247)
Unrealized gains (losses) on available-for-sale securities and other	15	—	(132)	—	(117)
Equity in other comprehensive income (loss) of subsidiaries, net	(16,379)	(16,379)	—	32,758	—
Total other comprehensive income (loss), net of tax	(16,364)	(16,379)	(16,379)	32,758	(16,364)
Comprehensive income (loss)	(16,257)	9,765	(63,675)	51,113	(19,054)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2,797)	—	(2,797)
Comprehensive income (loss) attributable to HSS	$(16,257)	$9,765	$(60,878)	$51,113	$(16,257)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$13,493	$491	$—	$13,984
Services and other revenue - other	—	339,066	57,312	(9,558)	386,820
Equipment revenue	—	57,138	7,625	(7,917)	56,846
Total revenue	—	409,697	65,428	(17,475)	457,650
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	113,982	36,206	(8,855)	141,333
Cost of sales - equipment (exclusive of depreciation and amortization)	—	47,736	6,499	(7,917)	46,318
Selling, general and administrative expenses	—	85,200	13,156	(703)	97,653
Research and development expenses	—	6,544	—	—	6,544
Depreciation and amortization	—	94,643	13,203	—	107,846
Total costs and expenses	—	348,105	69,064	(17,475)	399,694
Operating income (loss)	—	61,592	(3,636)	—	57,956
Other income (expense):
Interest income	15,019	930	670	(922)	15,697
Interest expense, net of amounts capitalized	(57,514)	(254)	(1,221)	922	(58,067)
Gains (losses) on investments, net	—	145	—	—	145
Equity in earnings of unconsolidated affiliates, net	—	992	—	—	992
Equity in earnings (losses) of subsidiaries, net	61,476	(6,701)	—	(54,775)	—
Other, net	1	(15)	(3,604)	—	(3,618)
Total other income (expense), net	18,982	(4,903)	(4,155)	(54,775)	(44,851)
Income (loss) from continuing operations before income taxes	18,982	56,689	(7,791)	(54,775)	13,105
Income tax benefit (provision)	9,488	(21,904)	1,449	—	(10,967)
Net income (loss) from continuing operations	28,470	34,785	(6,342)	(54,775)	2,138
Net income from discontinued operations	—	26,782	—	—	26,782
Net income (loss)	28,470	61,567	(6,342)	(54,775)	28,920
Less: Net income (loss) attributable to noncontrolling interests	—	—	450	—	450
Net income (loss) attributable to HSS	$28,470	$61,567	$(6,792)	$(54,775)	$28,470
Comprehensive income (loss):
Net income (loss)	$28,470	$61,567	$(6,342)	$(54,775)	$28,920
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(9,460)	—	(9,460)
Unrealized gains (losses) on available-for-sale securities and other	27	—	(144)	—	(117)
Equity in other comprehensive income (loss) of subsidiaries, net	(9,014)	(9,014)	—	18,028	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(1)	—	—	—	(1)
Total other comprehensive income (loss), net of tax	(8,988)	(9,014)	(9,604)	18,028	(9,578)
Comprehensive income (loss)	19,482	52,553	(15,946)	(36,747)	19,342
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(140)	—	(140)
Comprehensive income (loss) attributable to HSS	$19,482	$52,553	$(15,806)	$(36,747)	$19,482

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$30,213	$1,808	$—	$32,021
Services and other revenue - other	—	1,032,361	176,717	(26,623)	1,182,455
Equipment revenue	—	190,394	21,961	(37,271)	175,084
Total revenue	—	1,252,968	200,486	(63,894)	1,389,560
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	330,634	120,061	(24,799)	425,896
Cost of sales - equipment (exclusive of depreciation and amortization)	—	164,027	15,988	(37,271)	142,744
Selling, general and administrative expenses	88	290,556	64,739	(1,824)	353,559
Research and development expenses	—	18,893	518	—	19,411
Depreciation and amortization	—	293,519	48,567	—	342,086
Total costs and expenses	88	1,097,629	249,873	(63,894)	1,283,696
Operating income (loss)	(88)	155,339	(49,387)	—	105,864
Other income (expense):
Interest income	44,693	3,403	2,198	(2,953)	47,341
Interest expense, net of amounts capitalized	(150,234)	(7,302)	(17,919)	2,953	(172,502)
Gains (losses) on investments, net	437	(727)	—	—	(290)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(2,882)	—	—	(2,882)
Equity in earnings (losses) of subsidiaries, net	110,118	(77,204)	—	(32,914)	—
Other, net	(100)	(57)	(11,972)	—	(12,129)
Total other income (expense), net	4,914	(84,769)	(27,693)	(32,914)	(140,462)
Income (loss) from continuing operations before income taxes	4,826	70,570	(77,080)	(32,914)	(34,598)
Income tax benefit (provision)	25,193	(24,656)	(1,722)	—	(1,185)
Net income (loss) from continuing operations	30,019	45,914	(78,802)	(32,914)	(35,783)
Net income (loss) from discontinued operations	(6,709)	64,443	—	—	57,734
Net income (loss)	23,310	110,357	(78,802)	(32,914)	21,951
Less: Net loss attributable to noncontrolling interests	—	—	(1,359)	—	(1,359)
Net income (loss) attributable to HSS	$23,310	$110,357	$(77,443)	$(32,914)	$23,310
Comprehensive income (loss):
Net income (loss)	$23,310	$110,357	$(78,802)	$(32,914)	$21,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(13,927)	—	(13,927)
Unrealized gains (losses) on available-for-sale securities and other	2,333	—	(145)	—	2,188
Equity in other comprehensive income (loss) of subsidiaries, net	(14,072)	(14,072)	—	28,144	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(400)	—	—	—	(400)
Total other comprehensive income (loss), net of tax	(12,139)	(14,072)	(14,072)	28,144	(12,139)
Comprehensive income (loss)	11,171	96,285	(92,874)	(4,770)	9,812
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1,359)	—	(1,359)
Comprehensive income (loss) attributable to HSS	$11,171	$96,285	$(91,515)	$(4,770)	$11,171

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue - DISH Network	$—	$46,613	$1,505	$—	$48,118
Services and other revenue - other	—	970,251	171,767	(28,547)	1,113,471
Equipment revenue	—	157,190	16,789	(23,845)	150,134
Total revenue	—	1,174,054	190,061	(52,392)	1,311,723
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	335,007	110,441	(26,797)	418,651
Cost of sales - equipment (exclusive of depreciation and amortization)	—	137,596	13,503	(23,845)	127,254
Selling, general and administrative expenses	—	251,053	36,359	(1,750)	285,662
Research and development expenses	—	20,328	—	—	20,328
Depreciation and amortization	—	277,889	38,041	—	315,930
Total costs and expenses	—	1,021,873	198,344	(52,392)	1,167,825
Operating income (loss)	—	152,181	(8,283)	—	143,898
Other income (expense):
Interest income	39,548	2,855	1,679	(2,720)	41,362
Interest expense, net of amounts capitalized	(172,438)	983	(3,100)	2,720	(171,835)
Gains (losses) on investments, net	—	262	—	—	262
Equity in earnings of unconsolidated affiliates, net	—	3,722	—	—	3,722
Equity in earnings (losses) of subsidiaries, net	191,915	(18,559)	—	(173,356)	—
Other, net	7	9,377	(13,148)	—	(3,764)
Total other income (expense), net	59,032	(1,360)	(14,569)	(173,356)	(130,253)
Income (loss) from continuing operations before income taxes	59,032	150,821	(22,852)	(173,356)	13,645
Income tax benefit (provision)	29,670	(48,681)	5,255	—	(13,756)
Net income (loss) from continuing operations	88,702	102,140	(17,597)	(173,356)	(111)
Net income from discontinued operations	—	90,105	—	—	90,105
Net income (loss)	88,702	192,245	(17,597)	(173,356)	89,994
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,292	—	1,292
Net income (loss) attributable to HSS	$88,702	$192,245	$(18,889)	$(173,356)	$88,702
Comprehensive income (loss):
Net income (loss)	$88,702	$192,245	$(17,597)	$(173,356)	$89,994
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(39,874)	—	(39,874)
Unrealized gains (losses) on available-for-sale securities and other	186	—	(385)	—	(199)
Equity in other comprehensive income (loss) of subsidiaries, net	(38,870)	(38,870)	—	77,740	—
Amounts reclassified to net income (loss):
Realized gains on available-for-sale securities	(4)	—	—	—	(4)
Total other comprehensive income (loss), net of tax	(38,688)	(38,870)	(40,259)	77,740	(40,077)
Comprehensive income (loss)	50,014	153,375	(57,856)	(95,616)	49,917
Less: Comprehensive income attributable to noncontrolling interests	—	—	(97)	—	(97)
Comprehensive income (loss) attributable to HSS	$50,014	$153,375	$(57,759)	$(95,616)	$50,014

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$23,310	$110,357	$(78,802)	$(32,914)	$21,951
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(132,557)	493,418	105,514	32,914	499,289
Net cash flows from operating activities	(109,247)	603,775	26,712	—	521,240
Cash flows from investing activities:
Purchases of marketable investment securities	(462,625)	—	—	—	(462,625)
Sales and maturities of marketable investment securities	1,375,245	(3)	—	—	1,375,242
Expenditures for property and equipment	—	(162,643)	(62,351)	—	(224,994)
Expenditures for externally marketed software	—	(21,364)	—	—	(21,364)
Dividend received from unconsolidated entity	—	2,284	—	—	2,284
Distributions (contributions) and advances from (to) subsidiaries, net	359,145	(38,282)	—	(320,863)	—
Net cash flows from investing activities	1,271,765	(220,008)	(62,351)	(320,863)	668,543
Cash flows from financing activities:
Repayment of debt and finance lease obligations	—	(27,203)	(1,932)	—	(29,135)
Repurchase and maturity of debt	(920,923)	—	—	—	(920,923)
Purchase of noncontrolling interest	—	(2,666)	(4,647)	—	(7,313)
Repayment of in-orbit incentive obligations	—	(5,269)	—	—	(5,269)
Contributions (distributions) and advances (to) from parent, net	—	(359,145)	38,282	320,863	—
Proceeds from issuance of debt	—	—	1,172	—	1,172
Net cash flows from financing activities	(920,923)	(394,283)	32,875	320,863	(961,468)
Effect of exchange rates on cash and cash equivalents	—	—	310	—	310
Net increase (decrease) in cash and cash equivalents, including restricted amounts	241,595	(10,516)	(2,454)	—	228,625
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$1,013,313	$35,837	$28,094	$—	$1,077,244

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(Amounts in thousands)

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$88,702	$192,245	$(17,597)	$(173,356)	$89,994
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(201,774)	438,805	55,249	173,356	465,636
Net cash flows from operating activities	(113,072)	631,050	37,652	—	555,630
Cash flows from investing activities:
Purchases of marketable investment securities	(1,546,479)	—	—	—	(1,546,479)
Sales and maturities of marketable investment securities	799,250		—	—	799,250
Expenditures for property and equipment	—	(223,484)	(62,739)	—	(286,223)
Refunds and other receipts related to property and equipment	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(24,568)	—	—	(24,568)
Payment for satellite launch services	—	—	(7,125)	—	(7,125)
Distributions (contributions) and advances from (to) subsidiaries, net	397,631	(32,985)	—	(364,646)	—
Other	—	(991)	—	—	(991)
Net cash flows from investing activities	(349,598)	(204,504)	(69,864)	(364,646)	(988,612)
Cash flows from financing activities:
Repayment of debt and finance lease obligations	—	(26,545)	(1,219)	—	(27,764)
Repayment of in-orbit incentive obligations	—	(4,048)	—	—	(4,048)
Capital contribution from EchoStar Corporation	7,125	—	—	—	7,125
Contributions (distributions) and advances (to) from parent, net	—	(397,631)	32,985	364,646	—
Net cash flows from financing activities	7,125	(428,224)	31,766	364,646	(24,687)
Effect of exchange rates on cash and cash equivalents	—	—	(3,350)	—	(3,350)
Net increase (decrease) in cash and cash equivalents, including restricted amounts	(455,545)	(1,678)	(3,796)	—	(461,019)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$1,291,333	$40,695	$30,307	$—	$1,362,335

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18.    SUPPLEMENTAL FINANCIAL INFORMATION

Noncash Investing and Financing Activities

The following table presents the noncash investing and financing activities (amounts in thousands):

	For the nine months ended September 30,
	2019	2018

Increase (decrease) in capital expenditures included in accounts payable, net	$(1,883)	$24,408
Noncash net assets exchanged for BSS Transaction (Note 5)	$342,823	$—

Restricted Cash and Cash Equivalents

The beginning and ending balances of cash and cash equivalents presented in our Condensed Consolidated Statements of Cash Flows included restricted cash and cash equivalents of $0.8 million and $1.0 million, respectively, for the nine months ended September 30, 2019 and $0.8 million each for the nine months ended September 30, 2018. These amounts are included in Other noncurrent assets, net in our Condensed Consolidated Balance Sheets.

Fair Value of In-Orbit Incentives

As of September 30, 2019 and December 31, 2018, the fair values of our in-orbit incentive obligations from our continuing operations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $57.1 million and $57.9 million, respectively.

Contract Acquisition and Fulfillment Costs

Unamortized contract acquisition costs totaled $112.5 million and $103.6 million as of September 30, 2019 and December 31, 2018, respectively, and related amortization expense totaled $23.8 million and $22.0 million for the three months ended September 30, 2019 and 2018, respectively, and $70.4 million and $64.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Unamortized contract fulfillment costs were $3.0 million as of each of September 30, 2019 and December 31, 2018 and related amortization expense was de minimis for the three and nine months ended September 30, 2019 and 2018, respectively.

Research and Development

The table below summarizes the research and development costs incurred in connection with customers’ orders included in cost of sales and other expenses we incurred for research and development (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Cost of sales	$6,564	$5,555	$18,275	$18,443
Research and development	$6,136	$6,544	$19,411	$20,328

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized Software Costs

As of September 30, 2019 and December 31, 2018, the net carrying amount of externally marketed software was $99.7 million and $96.8 million, respectively, of which $33.1 million and $28.8 million, respectively, is under development and not yet placed in service. We capitalized costs related to the development of externally marketed software of $6.0 million and $9.6 million for the three months ended September 30, 2019 and 2018, respectively, and $21.4 million and $24.6 million for the nine months ended September 30, 2019 and 2018, respectively. We recorded amortization expense relating to the development of externally marketed software of $6.2 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively, and $18.4 million and $16.9 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted average useful life of our externally marketed software was three years as of September 30, 2019.

Supplemental Cash Flows from Discontinued Operations

Significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations for the nine months ended September 30, 2019 and 2018 are as below:

	For the nine months ended September 30,
	2019	2018

Operating Activities
Net income from discontinued operations	$57,734	$90,105
Depreciation and amortization	$85,926	$93,447

Investing Activities
Expenditures for property and equipment	$(510)	$(104)

Financing Activities
Repayment of lease obligations	$29,588	$26,545
Repayment of in-orbit incentive obligations	$2,853	$1,953

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

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We were formed as a Colorado corporation in March 2011.  We are a global provider of broadband satellite technologies, broadband internet services for home and small to medium-sized business customers, satellite operations and satellite services. We also deliver innovative network technologies, managed services and communications solutions for aeronautical, enterprise and government customers.

In May 2019, EchoStar and one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), entered into a master transaction agreement (the “Master Transaction Agreement”) with DISH Network Corporation (“DISH”) and a wholly-owned subsidiary of DISH (“Merger Sub”). Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) EchoStar and its subsidiaries and we and our subsidiaries transferred to BSS Corp. certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily relating to the portion of our ESS satellite services business that manages, markets and provides (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and EchoStar’s joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”); (ii) EchoStar distributed to each holder of shares of EchoStar Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of EchoStar Class A or Class B common stock owned by such EchoStar stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and DISH owns and operates the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”). Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS business segment. The BSS Transaction has been accounted for as a spin-off to EchoStar’s stockholders as EchoStar did not receive any consideration. As a result, the operating results of the BSS Business have been presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes. In connection with the BSS Transaction, EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.  Additionally, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, have (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services, (ii) terminated certain previously existing agreements, and (iii) amended certain existing agreements and entered into certain new

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

agreements pursuant to which we and DISH Network will obtain and provide certain products, services and rights from and to each other.

During 2017, EchoStar and certain of its and our subsidiaries entered into a share exchange agreement with DISH and certain of its subsidiaries. EchoStar, and certain of its and our subsidiaries, received all the shares of the Hughes Retail Preferred Tracking Stock previously issued by EchoStar and us (together, the “Tracking Stock”) in exchange for 100% of the equity interests of certain of EchoStar’s subsidiaries that held substantially all of EchoStar’s former EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). Following the consummation of the Share Exchange, EchoStar no longer operates its former EchoStar Technologies businesses, the Tracking Stock was retired and is no longer outstanding, and all agreements, arrangements and policy statements with respect to the Tracking Stock terminated.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the nine months ended September 30, 2019

•	Revenue of $1.4 billion

•	Operating income of $105.9 million

•	Net income from continuing operations of $22.0 million

•	Net income attributable to HSS of $23.3 million

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $434.0 million (see reconciliation of this non-GAAP measure on page 62)

Consolidated Financial Condition as of September 30, 2019

•	Total assets of $5.3 billion

•	Total liabilities of $3.4 billion

•	Total shareholders’ equity of $2.1 billion

•	Cash, cash equivalents and current marketable investment securities of $1.8 billion

Hughes Segment

Our Hughes segment is a global provider of broadband satellite technologies and broadband internet services to home and small to medium-sized business customers and broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to service providers, aeronautical, enterprise and government customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through advanced and proprietary methodologies, technologies, software and techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite) and additional satellite capacity acquired from third-party providers to provide services to our customers. Growth of our subscriber base continues to be constrained in areas where we are nearing or have reached maximum capacity.  While these constraints are expected to be resolved when we launch new satellites, we continue to focus on subscriber growth in the areas where we have available capacity.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

We continue our efforts to expand our consumer satellite services business outside of the U.S. In April 2014, we entered into a 15-year agreement with Eutelsat do Brasil for Ka-band capacity into Brazil on the EUTELSAT 65 West A satellite. We began delivering high-speed consumer satellite broadband services in Brazil in July 2016. Additionally, in September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A and EchoStar XIX satellites in Central and South America. We currently provide satellite broadband internet service in several Central and South American countries, and expect to launch similar services in other Central and South American countries.

Our subscriber numbers as of September 30, 2019, June 30, 2019 and December 31, 2018 are approximately as follows:

	As of
	September 30, 2019	June 30, 2019	December 31, 2018

Broadband subscribers	1,437,000	1,415,000	1,361,000

	For the three months ended
	September 30, 2019	June 30, 2019

Net additions	22,000	26,000

Our broadband subscribers include customers that subscribe to our HughesNet services in North, Central and South America through retail, wholesale and small/medium enterprise service channels. During the third quarter of 2019, we had net additions of approximately 22,000 new subscribers. Our gross subscriber additions increased by approximately 10,000 compared to the second quarter of 2019. Our net subscriber additions for the quarter ended September 30, 2019 decreased by 4,000 compared to the quarter ended June 30, 2019 reflecting higher churn in the third quarter compared to the second quarter of 2019.

As of both September 30, 2019 and December 31, 2018, our Hughes segment had $1.4 billion, respectively, of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue, including lease revenue, under customer contracts that are non-cancelable, excluding agreements with customers in our consumer market.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

ESS Segment

Our ESS segment provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX and EchoStar 105/SES-11 satellites and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Our ESS segment, like others in the fixed satellite services industry, has encountered, and may continue to encounter, negative pressure on transponder rates and demand.

As of September 30, 2019 and December 31, 2018, our ESS segment had contracted revenue backlog of $12.2 million and $5.8 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2019. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table presents our consolidated results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (amounts in thousands):

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2019	2018	Amount	%

Revenue:
Services and other revenue - DISH Network	$32,021	$48,118	$(16,097)	(33.5)
Services and other revenue - other	1,182,455	1,113,471	68,984	6.2
Equipment revenue	175,084	150,134	24,950	16.6
Total revenue	1,389,560	1,311,723	77,837	5.9
Costs and expenses:
Cost of sales - services and other	425,896	418,651	7,245	1.7
% of total services and other revenue	35.1%	36.0%
Cost of sales - equipment	142,744	127,254	15,490	12.2
% of total equipment revenue	81.5%	84.8%
Selling, general and administrative expenses	353,559	285,662	67,897	23.8
% of total revenue	25.4%	21.8%
Research and development expenses	19,411	20,328	(917)	(4.5)
% of total revenue	1.4%	1.5%
Depreciation and amortization	342,086	315,930	26,156	8.3
Total costs and expenses	1,283,696	1,167,825	115,871	9.9
Operating income	105,864	143,898	(38,034)	(26.4)

Other income (expense):
Interest income	47,341	41,362	5,979	14.5
Interest expense, net of amounts capitalized	(172,502)	(171,835)	667	0.4
Gains (losses) on investments, net	(290)	262	(552)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(2,882)	3,722	(6,604)	*
Other, net	(12,129)	(3,764)	(8,365)	*
Total other expense, net	(140,462)	(130,253)	(10,209)	7.8
Income (loss) from continuing operations before income taxes	(34,598)	13,645	(48,243)	*
Income tax provision, net	(1,185)	(13,756)	12,571	(91.4)
Net income (loss) from continuing operations	(35,783)	(111)	(35,672)	*
Net income from discontinued operations	57,734	90,105	(32,371)	(35.9)
Net income (loss)	21,951	89,994	(68,043)	(75.6)
Less: Net income (loss) attributable to noncontrolling interests	(1,359)	1,292	(2,651)	*
Net income attributable to HSS	$23,310	$88,702	$(65,392)	(73.7)

Other data:
EBITDA (2)	$434,008	$458,756	$(24,748)	(5.4)
Subscribers, end of period	1,437,000	1,332,000	105,000	7.9
* Percentage is not meaningful.

(1)	An explanation of our key metrics is included on pages 64 and 65 under the heading Explanation of Key Metrics and Other Items.

(2)
A reconciliation of EBITDA to Net income, the most directly comparable generally accepted accounting principles (“U.S. GAAP”) measure in the accompanying financial statements, is included on page 62. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items on page 65.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following discussion relates to our continuing operations for the nine months ended September 30, 2019 and 2018 unless otherwise stated.

Services and other revenue - DISH Network.  Services and other revenue - DISH Network totaled $32.0 million for the nine months ended September 30, 2019, a decrease of $16.1 million or 33.5%, compared to the same period in 2018.

Services and other revenue - DISH Network from our Hughes segment for the nine months ended September 30, 2019 decreased by $13.7 million, or 34.9%, to $25.6 million compared to the same period in 2018.  The decrease was primarily attributable to a continued decrease in our residential wholesale broadband services.

Services and other revenue - DISH Network from our ESS segment for the nine months ended September 30, 2019 decreased by $1.6 million, or 41.4%, to $2.2 million compared to the same period in 2018.  The decrease was primarily due to a decrease of $1.6 million in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Services and other revenue - other.  Services and other revenue - other totaled $1.2 billion for the nine months ended September 30, 2019, an increase of $69.0 million or 6.2%, compared to the same period in 2018.

Services and other revenue - other from our Hughes segment for the nine months ended September 30, 2019 increased by $77.8 million, or 7.2%, to $1.2 billion compared to the same period in 2018.  The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $95.4 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $20.5 million.

Services and other revenue - other from our ESS segment for the nine months ended September 30, 2019 decreased by $9.7 million, or 48.5%, to $9.7 million compared to the same period in 2018.  The decrease was due to a net decrease in transponder services provided to third parties.

Equipment revenue.  Equipment revenue totaled $175.1 million for the nine months ended September 30, 2019, an increase of $25.0 million or 16.6%, compared to the same period in 2018.  The increase was from our Hughes segment and mainly due to increases in hardware sales of $15.0 million to our international enterprise customers and $11.9 million to our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales of $2.6 million to our domestic consumer and enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $425.9 million for the nine months ended September 30, 2019, an increase of $7.2 million or 1.7%, compared to the same period in 2018. The increase was from our Hughes segment primarily attributable to an increase in the costs of broadband services provided to our consumer customers supporting the increase in number of subscribers and revenue in both the domestic and international markets, partially offset by a decrease in the costs of broadband services provided to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $142.7 million for the nine months ended September 30, 2019, an increase of $15.5 million or 12.2%, compared to the same period in 2018. The increase was from our Hughes segment and primarily attributable to an increase in hardware sales to our international enterprise customers and our mobile satellite systems customers. The increase was partially offset by a decrease in hardware sales to our domestic consumer and enterprise customers.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $353.6 million for the nine months ended September 30, 2019, an increase of $67.9 million or 23.8%, compared to the same period in 2018. The increase was primarily attributable to increases in (i) expense of $32.9 million related to certain legal proceedings, (ii) marketing and promotional expenses of $18.4 million from our Hughes segment mainly associated with our consumer business, (iii) bad debt expense of $6.6 million, and (iv) other general and administrative expenses of $10.0 million.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Depreciation and amortization.  Depreciation and amortization expenses totaled $342.1 million for the nine months ended September 30, 2019, an increase of $26.2 million or 8.3%, compared to the same period in 2018.  The increase was primarily due to increases in depreciation expense of (i) $12.6 million relating to our customer premises equipment, (ii) $5.0 million relating to our machinery and equipment, (iii) $4.8 million relating the Telesat T19V satellite that was placed into service in the fourth quarter of 2018 and (iv) $3.1 million relating to the decrease in depreciable life of the SPACEWAY 3 satellite.

Interest income.  Interest income totaled $47.3 million for the nine months ended September 30, 2019, an increase of $6.0 million or 14.5%, compared to the same period in 2018 primarily attributable to an increase in yield percentage in 2019 compared to 2018, partially offset by a decrease in interest income as a result of the decrease in cash and cash equivalents and current marketable investment securities in 2019.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $172.5 million for the nine months ended September 30, 2019, an increase of $0.7 million or 0.4%, compared to the same period in 2018.  The decrease was primarily due to a decrease of $22.4 million in interest expense and the amortization of deferred financing cost as a result of the repurchase and maturity of the 6 1/2% Senior Secured Notes due 2019 and a net increase of $5.2 million in capitalized interest relating to the construction of the EchoStar XXIV satellite. The decrease was partially offset by an increase of $18.2 million in interest expense associated with certain legal proceedings.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $2.9 million for the nine months ended September 30, 2019, an increase in loss of $6.6 million compared to the same period in 2018.

Other, net.  Other, net totaled $12.1 million in loss for the nine months ended September 30, 2019, an increase in loss of $8.4 million compared to the same period in 2018. For the nine months ended September 30, 2019, the $12.1 million in loss was primarily related to an unfavorable foreign exchange impact. For the nine months ended September 30, 2018, the $3.8 million in loss was related to an unfavorable foreign exchange impact of $13.0 million and a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor.

Income tax provision.  Income tax provision was $1.2 million for the nine months ended September 30, 2019 compared to an income tax provision of $13.8 million for the nine months ended September 30, 2018. Our effective income tax rate was (3.4)% and 100.8% for the nine months ended September 30, 2019 and 2018, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2018 were primarily due to various permanent tax differences, the impact of state and local taxes, the increase in our valuation allowance associated with certain foreign losses and the change in our valuation allowance associated with net unrealized losses that are capital in nature.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Net income attributable to HSS.  Net income attributable to HSS was $23.3 million for the nine months ended September 30, 2019, a decrease of $65.4 million or 73.7%, compared to the same period in 2018 as set forth in the following table (amounts in thousands):

Amounts

Net income attributable to HSS for the nine months ended September 30, 2018	$88,702
Decrease in operating income, including depreciation and amortization	(38,034)
Increase in interest income	5,979
Increase in interest expense, net of amounts capitalized	(667)
Decrease in gains on investments, net	(552)
Decrease in equity in earnings of unconsolidated affiliates, net	(6,604)
Decrease in other income	(8,365)
Decrease in income tax provision	12,571
Decrease in net income from discontinued operations	(32,371)
Decrease in net income attributable to noncontrolling interests	2,651
Net income attributable to HSS for the nine months ended September 30, 2019	$23,310

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income, the most directly comparable U.S. GAAP measure in the accompanying condensed consolidating financial statements (amounts in thousands):

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Net income (loss)	$21,951	$89,994	$(68,043)	(75.6)
Interest income and expense, net	125,161	130,473	(5,312)	(4.1)
Income tax provision, net	1,185	13,756	(12,571)	(91.4)
Depreciation and amortization	342,086	315,930	26,156	8.3
Net income from discontinued operations	(57,734)	(90,105)	32,371	(35.9)
Net (income) loss attributable to noncontrolling interests	1,359	(1,292)	2,651	*
EBITDA	$434,008	$458,756	$(24,748)	(5.4)

EBITDA was $434.0 million for the nine months ended September 30, 2019, a decrease of $24.7 million or 5.4%, compared to the same period in 2018. The decrease was primarily due to decreases of (i) $11.9 million in operating income, excluding depreciation and amortization, (ii) $8.4 million in other income and (iii) $6.6 million in equity in earnings of unconsolidated affiliates.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (amounts in thousands). Capital expenditures are net of refunds and other receipts related to property and equipment and exclude capital expenditures from discontinued operations of $0.5 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

	Hughes	ESS	Corporate and Other	Consolidated Total

For the nine months ended September 30, 2019
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560
Capital expenditures	$224,483	$—	$—	$224,483
EBITDA	$448,837	$5,006	$(19,835)	$434,008

For the nine months ended September 30, 2018
Total revenue	$1,271,886	$22,562	$17,275	$1,311,723
Capital expenditures	$285,352	$(76,757)	$—	$208,595
EBITDA	$452,982	$15,478	$(9,704)	$458,756

Hughes Segment

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$1,360,919	$1,271,886	$89,033	7.0
Capital expenditures	$224,483	$285,352	$(60,869)	(21.3)
EBITDA	$448,837	$452,982	$(4,145)	(0.9)

Total revenue for the nine months ended September 30, 2019 increased by $89.0 million, or 7.0%, compared to the same period in 2018.  The increase was primarily due to an increase of $81.4 million in sales of broadband services to our consumer customers and net increases in hardware sales of $13.2 million to our enterprise customers and $11.9 million to our mobile satellite systems customers. The increase was partially offset by a decrease of $20.5 million in sales of broadband services to our enterprise customers.

Capital expenditures for the nine months ended September 30, 2019 decreased by $60.9 million, or 21.3%, compared to the same period in 2018, primarily due to net decreases in capital expenditures associated with the construction and infrastructure of our satellites and in our consumer and enterprise businesses.

EBITDA for the nine months ended September 30, 2019 was $448.8 million, a decrease of $4.1 million, or 0.9%, compared to the same period in 2018.  The change in EBITDA was primarily attributable to an increase of $65.3 million in gross margin, which was offset by increases in (i) expense of $32.9 million related to certain legal proceedings, (ii) marketing and promotional expenses of $18.4 million mainly associated with our consumer business, (iii) bad debt expense of $6.6 million, (iv) a loss of $4.8 million from certain investments in our unconsolidated entities, and (v) other general and administrative expenses.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

ESS Segment

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$11,873	$22,562	$(10,689)	(47.4)
Capital expenditures	$—	$(76,757)	$76,757	(100.0)
EBITDA	$5,006	$15,478	$(10,472)	(67.7)
* Percentage is not meaningful.

Total revenue for the nine months ended September 30, 2019 decreased by $10.7 million, or 47.4%, compared to the same period in 2018. The decrease was attributable to a net decrease of $9.7 million in transponder services provided to third parties and a decrease of $1.6 million in satellite capacity leased to DISH Network on the EchoStar IX satellite.

Capital expenditures for the nine months ended September 30, 2019 increased by $76.8 million compared to the same period in 2018, primarily due to a reimbursement of $77 million related to the EchoStar 105/SES-11 satellite received in the first quarter of 2018.

EBITDA for the nine months ended September 30, 2019 was $5.0 million, a decrease of $10.5 million, or 67.7%, compared to the same period in 2018, primarily due to the decrease in ESS revenue.

Corporate and Other

	For the nine months ended September 30,		Variance
	2019	2018	Amount	%

Total revenue	$16,768	$17,275	$(507)	(2.9)
EBITDA	$(19,835)	$(9,704)	$(10,131)	*
* Percentage is not meaningful.

EBITDA for the nine months ended September 30, 2019 was a loss of $19.8 million, an increase in loss of $10.1 million compared to the same period in 2018, primarily attributable to a net gain of $9.6 million due to the settlement of certain amounts due to and from a third party vendor in 2018.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Gains (losses) on investments, net. Gains (losses) on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of our investments in unconsolidated entities and adjustments to the carrying amount of investments in unconsolidated entities and marketable equity securities resulting from impairments and observable price changes.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net includes earnings or losses from our investments accounted for using the equity method.

Other, net. Other, net primarily includes foreign exchange gains and losses, dividends received from our marketable investment securities and other non-operating income or expense items that are not appropriately classified elsewhere in our Condensed Consolidated Statements of Operations.

Net income from discontinued operations. Net income from discontinued operations includes the condensed consolidated financial statements of the BSS Business transferred in the BSS Transaction.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization, Net income (loss) from discontinued operations and Net income (loss) attributable to noncontrolling interests. EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Financial Statements — Note 14 Commitments and Contingencies — Litigation in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 27, 2019.

RISKS RELATING TO THE BSS TRANSACTION

Certain of our directors and executive officers have interests in the BSS Transaction.

Certain of our directors and executive officers have interests in the BSS Transaction. Our directors and executive officers who own shares of EchoStar’s common stock participated in the Distribution and the Merger on the same terms as EchoStar’s other stockholders. Additionally, Mr. Ergen, director of both us and DISH, serves as a director and executive officer of BSS Corp. following the consummation of the BSS Transaction. We and the EchoStar parties that approved the BSS Transaction, as described below, were aware of and considered these interests, among other things, in deciding to approve the terms of the Master Transaction Agreement and the BSS Transaction.

The BSS Transaction was approved, in accordance with our and EchoStar’s longstanding related party transaction policy, by (i) independent management, (ii) EchoStar’s non-interlocking directors (i.e., directors who are not also directors or employees of DISH Network), with EchoStar’s director, Mr. R. Stanton Dodge, recusing himself to avoid the appearance of any potential conflict resulting from his prior employment with DISH Network and EchoStar’s director, Mr. Anthony M. Federico, recusing himself to avoid the appearance of any potential conflict resulting from his service on DISH’s special litigation committee, (iii) EchoStar’s audit committee, with Mr. Federico similarly recusing himself and, after all such approvals were obtained, (iv) our and EchoStar’s boards of directors, with, our and EchoStar’s chairman, Mr. Ergen, recusing himself.

If the Distribution and the Merger do not qualify as a tax‑free distribution and merger under the Code, then we and/or EchoStar may be required to pay substantial U.S. federal income taxes and under certain circumstances EchoStar may have indemnification obligations to DISH Network.

The parties’ received a tax opinion from their respective counsels as to the tax‑free nature of the transactions. They did not obtain a private letter ruling from the IRS with respect to the Distribution and the Merger and instead are relying solely on their respective tax opinions for comfort that the Distribution and the Merger qualify for tax‑free treatment for U.S. federal income tax purposes under the Code.

The tax opinions were based on, among other things, certain undertakings made by EchoStar and DISH Network, as well as certain representations and assumptions as to factual matters made by EchoStar, DISH Network, and Mr. and Mrs. Ergen. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the tax opinions. In addition, the tax opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect.

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

Even if the Distribution otherwise qualifies as a tax-free distribution, the Distribution would be taxable to us and/or EchoStar (but not to its stockholders) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in our, EchoStar’s or BSS Corp.’s stock, directly or indirectly (including through acquisitions of the BSS Common Stock or DISH Common Stock after the completion of the BSS Transaction), as part of a plan or series of related transactions that includes the Distribution. If there is a change of control of DISH Network or BSS Corp. after the completion of the BSS Transaction or a transfer of stock or assets of DISH Network or BSS Corp. that results in the Distribution being taxable to us and/or EchoStar under Section 355(e) of the Code, DISH Network would be required to indemnify EchoStar (but not its stockholders) for such taxes only if DISH Network took an action or knowingly facilitated, consented to or assisted with an action by a DISH shareholder that caused the Distribution to fail to qualify as a tax-free distribution. In addition, the Merger being taxable could cause the Distribution to fail to qualify as a tax-free distribution.

A putative class action lawsuit relating to the BSS Transaction has been filed against EchoStar, Hughes Satellite Systems Corporation, DISH Network, Mr. Ergen and certain of our and EchoStar’s officers and other lawsuits related to the BSS Transaction may be filed against us, EchoStar, DISH Network and other persons which could result in substantial costs.

As of November 7, 2019, one complaint has been filed by a purported EchoStar stockholder. See Note 14 in the notes to our accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information about litigation related to the BSS Transaction that has been commenced prior to the date of this report. There can be no assurance that additional complaints will not be filed with respect to the BSS Transaction.

Even if this lawsuit and any others that may be filed are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Our ability to operate and control our satellites is subject to risks related to DISH Network’s integration of the BSS Business.

In connection with the BSS Transaction, we transferred our satellite operation centers, which are used to monitor and control our satellites, to DISH Network.  DISH Network may not be able to successfully or profitably integrate, operate, maintain and manage the BSS Business and its employees, including the operations and employees of the satellite operations centers.  DISH Network may not be able to maintain uniform standards, controls, procedures and policies with respect to the satellite operations centers, and this may lead to operational inefficiencies. A failure or inefficiency at any of the satellite operations centers could cause a significant loss of service for our customers and might lead to a breakdown in the ability to communicate with one or more of our satellites or cause the transmission of incorrect commands to the affected satellite(s), which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more of our satellites. Any such failure could have a material adverse impact on our business, financial condition, and results of operations.

RISKS RELATED TO OUR BUSINESS

We may be more susceptible to adverse events as a result of the BSS Transaction.

We have divested the BSS Business and our business will be subject to concentration of the risks that affect our retained businesses. We are now a smaller, less diversified and more narrowly focused business, which makes us more vulnerable to changing market and economic conditions. Operating as a smaller entity may reduce or eliminate some of the benefits and synergies which previously existed across our business platforms, including our operating diversity, purchasing and borrowing leverage, available capital, and relationships and opportunities to pursue integrated strategies within our businesses and attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant cost of the BSS Transaction, and we may be unable to obtain financing, goods or services at prices or on terms as favorable as those obtained prior to the BSS Transaction. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By separating the BSS Business, we also may be more susceptible to market fluctuations and other adverse events. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the BSS Transaction, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

We might not be able to engage in certain strategic transactions because EchoStar has agreed to certain restrictions to comply with U.S. federal income tax requirements for a tax‑free spin‑off.

To preserve the intended tax treatment of the Distribution, EchoStar will undertake to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs, including (i) refraining from engaging in certain transactions that would result in a fifty percent or greater change by vote or by value in its and our ownership, (ii) continuing to own and manage its and our historic business, and (iii) limiting sales or redemptions of its common stock. These restrictions could prevent EchoStar or us from pursuing otherwise attractive business opportunities, result in our or EchoStar’s inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm its or our business, financial results and operations. If these restrictions, among others, are not followed, the Distribution could be taxable to us and EchoStar and possibly its stockholders.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On November 7, 2019, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended September 30, 2019 and a supplemental investor information presentation (the “Presentation”) providing preliminary unaudited pro forma financial information. A copy of the Press Release and Presentation are furnished herewith as Exhibit 99.1 and Exhibit 99.2, respectively. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 7, 2019 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2019.
99.2(I)	Presentation dated November 7, 2019 issued by EchoStar Corporation regarding preliminary unaudited pro forma financial information
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
 _________________________________________________________
(H)   Filed herewith.
(I)     Furnished herewith.

*	Incorporated by reference.

**	Constitutes a management contract or compensatory plan or arrangement.
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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 8, 2019	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)