Form 10-Q
period 2020-06-30
Hughes Satellite Systems Corp
filed 2020-08-06
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

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

As of July 30, 2020, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) of Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to the construction and operation of our satellites, such as the risk of not being able to timely complete the construction, or a material malfunction on one or more, of our satellites, changes in the space weather environment that could interfere with the operation of our satellites and our general lack of commercial insurance coverage on our satellites;
•our ability and the ability of third parties with whom we engage in order to operate our business, including customers, suppliers, vendors, financing sources, governmental entities and others, to successfully or fully operate as a result of outbreaks of viruses or widespread illness, including existing, continuing and future impacts and consequences of the COVID-19 pandemic caused by the novel coronavirus;
•our ability to implement and/or realize benefits of our domestic and/or international investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions;
•legal proceedings relating to the BSS Transaction or AGR matter (each as defined herein), which could result in substantial costs and material adverse effects on our business, results of operations, financial condition and prospects;
•our ability to realize the anticipated benefits of our current satellites and any future satellite we may construct or acquire;
•risks related to our foreign operations and other uncertainties associated with doing business internationally, including changes in foreign exchange rates between foreign currencies and the United States (“U.S.”) dollar, economic instability, political disturbances and the consequences of being subject to foreign regulation and foreign legal proceedings, including increased operations costs and potential fines and penalties for violations, which may be substantial;
•the failure of third-party providers of components, manufacturing, installation services and customer support services to appropriately deliver the contracted goods or services; and
•our ability to bring advanced technologies to market to keep pace with our customers and competitors.

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
ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,469,330	$1,139,435
Marketable investment securities	355,661	652,835
Trade accounts receivable and contract assets, net	183,333	196,520
Other current assets, net	291,444	301,652
Total current assets	2,299,768	2,290,442
Non-current assets:
Property and equipment, net	1,719,203	1,857,581
Operating lease right-of-use assets	125,928	113,399
Goodwill	509,054	506,953
Regulatory authorizations, net	410,750	412,363
Other intangible assets, net	22,527	29,321
Other investments, net	107,583	110,040
Other non-current assets, net	282,735	251,936
Total non-current assets	3,177,780	3,281,593
Total assets	$5,477,548	$5,572,035

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$110,620	$121,552
Current portion of long-term debt, net	896,386	—
Contract liabilities	89,831	101,060
Accrued expenses and other current liabilities	256,125	258,417
Total current liabilities	1,352,962	481,029
Non-current liabilities:
Long-term debt, net	1,494,902	2,389,168
Deferred tax liabilities, net	393,841	380,316
Operating lease liabilities	110,883	96,879
Other non-current liabilities	90,046	90,480
Total non-current liabilities	2,089,672	2,956,843
Total liabilities	3,442,634	3,437,872

Commitments and contingencies

Shareholder's equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,484,359	1,478,636
Accumulated other comprehensive income (loss)	(159,450)	(84,636)
Accumulated earnings (losses)	651,580	664,415
Total Hughes Satellite Systems Corporation shareholder's equity	1,976,489	2,058,415
Non-controlling interests	58,425	75,748
Total shareholder's equity	2,034,914	2,134,163
Total liabilities and shareholder's equity	$5,477,548	$5,572,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue:
Services and other revenue	$419,222	$403,596	$829,460	$807,081
Equipment revenue	42,423	57,645	99,732	109,359
Total revenue	461,645	461,241	929,192	916,440
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	139,953	141,382	283,838	283,468
Cost of sales - equipment (exclusive of depreciation and amortization)	32,542	46,549	78,450	91,556
Selling, general and administrative expenses	103,231	139,233	219,091	241,570
Research and development expenses	7,448	6,388	13,702	13,276
Depreciation and amortization	123,478	113,727	249,443	226,138
Total costs and expenses	406,652	447,279	844,524	856,008
Operating income (loss)	54,993	13,962	84,668	60,432
Other income (expense):
Interest income, net	5,204	17,044	14,096	35,041
Interest expense, net of amounts capitalized	(44,275)	(58,978)	(86,467)	(116,893)
Gains (losses) on investments, net	16	(14)	(148)	(360)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,369)	(916)	(2,456)	(1,988)
Foreign currency transaction gains (losses), net	(140)	1,078	(7,668)	1,289
Other, net	(387)	(56)	(665)	(221)
Total other income (expense), net	(40,951)	(41,842)	(83,308)	(83,132)
Income (loss) from continuing operations before income taxes	14,042	(27,880)	1,360	(22,700)
Income tax benefit (provision), net	(13,668)	8,862	(18,899)	3,990
Net income (loss) from continuing operations	374	(19,018)	(17,539)	(18,710)
Net income (loss) from discontinued operations	—	20,627	—	43,351
Net income (loss)	374	1,609	(17,539)	24,641
Less: Net loss (income) attributable to non-controlling interests	3,431	(632)	6,873	(1,438)
Net income (loss) attributable to Hughes Satellite Systems Corporation	$3,805	$977	$(10,666)	$23,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$374	$1,609	$(17,539)	$24,641
Other comprehensive income (loss), net of tax:
Foreign currency translation	(10,345)	3,158	(93,181)	2,320
Unrealized gains (losses) on available-for-sale debt securities	2,269	(35)	(210)	2,318
Other	285	(46)	(120)	(13)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	(15)	—	(400)
Total other comprehensive income (loss), net of tax	(7,791)	3,062	(93,511)	4,225
Comprehensive income (loss)	(7,417)	4,671	(111,050)	28,866
Less: Comprehensive loss (income) attributable to non-controlling interests	5,804	(632)	25,569	(1,438)
Comprehensive income (loss) attributable to Hughes Satellite Systems Corporation	$(1,613)	$4,039	$(85,481)	$27,428

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, March 31, 2019	$1,765,481	$(82,611)	$716,183	$11,434	$2,410,487
Stock-based compensation	1,423	—	—	—	1,423
Other comprehensive income (loss)	—	3,062	—	—	3,062
Net income (loss)	—	—	977	632	1,609
Other, net	(262)	—	—	—	(262)
Balance, June 30, 2019	$1,766,642	$(79,549)	$717,160	$12,066	$2,416,319

Balance, March 31, 2020	$1,483,747	$(154,033)	$647,775	$58,229	$2,035,718
Stock-based compensation	479	—	—	—	479
Contribution by non-controlling interest holder	—	—	—	6,000	6,000
Other comprehensive income (loss)	—	(5,417)	—	(2,373)	(7,790)
Net income (loss)	—	—	3,805	(3,431)	374
Other, net	133	—	—	—	133
Balance, June 30, 2020	$1,484,359	$(159,450)	$651,580	$58,425	$2,034,914

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2018	$1,767,037	$(83,774)	$693,957	$15,275	$2,392,495
Stock-based compensation	2,856	—	—	—	2,856
Purchase of non-controlling interest	(2,666)	—	—	(4,647)	(7,313)
Other comprehensive income (loss)	—	4,225	—	—	4,225
Net income (loss)	—	—	23,203	1,438	24,641
Other, net	(585)	—	—	—	(585)
Balance, June 30, 2019	$1,766,642	$(79,549)	$717,160	$12,066	$2,416,319

Balance, December 31, 2019	$1,478,636	$(84,636)	$664,415	$75,748	$2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	1,936	—	—	—	1,936
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	10,000	10,000
Other comprehensive income (loss)	—	(74,814)	—	(18,696)	(93,510)
Net income (loss)	—	—	(10,666)	(6,873)	(17,539)
Other, net	(551)	—	—	—	(551)
Balance, June 30, 2020	$1,484,359	$(159,450)	$651,580	$58,425	$2,034,914

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(17,539)	$24,641
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	249,443	288,276
Losses (gains) on investments, net	148	360
Equity in losses (earnings) of unconsolidated affiliates, net	2,456	1,988
Foreign currency transaction losses (gains), net	7,668	(1,289)
Deferred tax provision (benefit), net	12,026	6,292
Stock-based compensation	2,779	2,856
Amortization of debt issuance costs	2,120	3,872
Other, net	(895)	(384)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(5,324)	167
Other current assets, net	2,515	(22,521)
Trade accounts payable	(13,244)	1,357
Contract liabilities	(11,229)	34,059
Accrued expenses and other current liabilities	15,998	25,305
Non-current assets and non-current liabilities, net	(18,725)	3,148
Net cash flows from operating activities	228,197	368,127

Cash flows from investing activities:
Purchases of marketable investment securities	(365,877)	(351,843)
Sales and maturities of marketable investment securities	660,513	1,127,877
Expenditures for property and equipment	(174,996)	(148,155)
Expenditures for externally marketed software	(19,237)	(15,329)
Net cash flows from investing activities	100,403	612,550

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	(920,923)
Payment of finance lease obligations	(421)	(20,008)
Payment of in-orbit incentive obligations	(1,021)	(3,778)
Contribution by non-controlling interest holder	10,000	—
Purchase of non-controlling interest	—	(7,313)
Other, net	1,002	—
Net cash flows from financing activities	9,560	(952,022)

Effect of exchange rates on cash and cash equivalents	(8,148)	121
Net increase (decrease) in cash and cash equivalents	330,012	28,776
Cash and cash equivalents, including restricted amounts, beginning of period	1,140,322	848,619
Cash and cash equivalents, including restricted amounts, end of period	$1,470,334	$877,395

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
(Unaudited)
NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar”).  We are a global provider of broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises. We operate in the following two business segments:

•Hughes — which provides broadband satellite technologies and broadband internet services to domestic and international consumer customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers and enterprise customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•ESS — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three and six months ended June 30, 2019, as presented in these unaudited Condensed Consolidated Financial Statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”).

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

The following describes the accounting impacts, by major balance sheet line item, of our adoption of this new standard based on the relevant types of losses that we and our equity method investees may be subject to:

•Trade Accounts Receivable and Contract Assets, Net — Our trade accounts receivables and contract assets consist of amounts due from both our consumer and enterprise customers. Our receivables and related credit losses for our consumer customers are limited due to policies that require advance payment for services, predominant use of credit card and ACH payment processes, and our ability to promptly terminate service when timely payments are not received. However, for our enterprise customers, we estimate expected credit losses on a collective basis based on our historical loss experience, as adjusted to reflect changes in relevant factors, such as macroeconomic conditions and customer mix, that can significantly impact collectability.

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

•Other Current Assets, Net, and Other Non-current Assets, Net — We estimate expected credit losses for receivables with payment terms longer than one year separately by borrower, due to the unique risk characteristics of such receivables. We generally use discounted cash flow techniques to estimate such credit losses. In applying such techniques, we may estimate principal and interest cash flows under probability-weighted scenarios that consider entity-specific matters and forecasted economic conditions. The majority of our other non-current receivables are from entities in the telecommunications industry. The collection of contractual principal and interest on these receivables is highly dependent on the future business operations of those entities. Our estimation of expected credit losses for such receivables requires significant judgment about matters specific to the borrower and their industry. Accordingly, our actual collection experience may differ from the assumptions reflected in our expected credit loss estimates.

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
The application of ASC 326 requirements did not materially affect our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.  REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2020	December 31, 2019
Trade accounts receivable and contract assets, net:
Sales and services	$157,459	$152,632
Leasing	4,064	4,016
Total trade accounts receivable	161,523	156,648
Contract assets	38,223	63,649
Allowance for doubtful accounts	(16,413)	(23,777)
Total trade accounts receivable and contract assets, net	$183,333	$196,520

Contract liabilities:
Current	$89,831	$101,060
Non-current	11,048	10,572
Total contract liabilities	$100,879	$111,632

The following table presents the revenue recognized in the Condensed Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue	$7,614	$8,290	$59,786	$47,773

The following table presents the activity in our allowance for doubtful accounts:

	For the six months ended June 30,
	2020	2019
Balance at beginning of period	$23,777	$16,604
Credit losses (1)	4,393	18,862
Deductions	(10,546)	(10,053)
Foreign currency translation	(1,211)	173
Balance at end of period	$16,413	$25,586
(1)The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2020	2019
Balance at beginning of period	$113,592	$114,306
Additions	49,366	47,277
Amortization expense	(51,265)	(47,762)
Foreign currency translation	(4,607)	97
Balance at end of period	$107,086	$113,918

We recognized amortization expenses related to contract acquisition costs of $25.6 million and $24.3 million for the three months ended June 30, 2020 and 2019, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $691.0 million. We expect to recognize 40.2% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
North America	$384,623	$4,179	$(393)	$388,409
South and Central America	33,961	—	—	33,961
Other	34,588	—	4,687	39,275
Total revenue	$453,172	$4,179	$4,294	$461,645

For the three months ended June 30, 2019
North America	$372,398	$3,742	$879	$377,019
South and Central America	30,395	—	—	30,395
Other	49,054	—	4,773	53,827
Total revenue	$451,847	$3,742	$5,652	$461,241

For the six months ended June 30, 2020
North America	$767,338	$8,831	$(678)	$775,491
South and Central America	67,917	—	—	67,917
Other	76,399	—	9,385	85,784
Total revenue	$911,654	$8,831	$8,707	$929,192

For the six months ended June 30, 2019
North America	$740,227	$7,775	$1,884	$749,886
South and Central America	57,258	—	—	57,258
Other	99,699	—	9,597	109,296
Total revenue	$897,184	$7,775	$11,481	$916,440

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables presents our revenue disaggregated by the nature of products and services and by segment for the three and six months ended June 30, 2020 and 2019:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
Services and other revenue:
Services	$399,697	$2,564	$—	$402,261
Lease revenue	11,052	1,615	4,294	16,961
Total services and other revenue	410,749	4,179	4,294	419,222
Equipment revenue:
Equipment	18,518	—	—	18,518
Design, development and construction services	22,668	—	—	22,668
Lease revenue	1,237	—	—	1,237
Total equipment revenue	42,423	—	—	42,423
Total revenue	$453,172	$4,179	$4,294	$461,645

For the three months ended June 30, 2019
Services and other revenue:
Services	$381,608	$2,400	$323	$384,331
Lease revenue	12,594	1,342	5,329	19,265
Total services and other revenue	394,202	3,742	5,652	403,596
Equipment revenue:
Equipment	30,597	—	—	30,597
Design, development and construction services	25,860	—	—	25,860
Lease revenue	1,188	—	—	1,188
Total equipment revenue	57,645	—	—	57,645
Total revenue	$451,847	$3,742	$5,652	$461,241

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2020
Services and other revenue:
Services	$789,697	$5,329	$—	$795,026
Lease revenue	22,225	3,502	8,707	34,434
Total services and other revenue	811,922	8,831	8,707	829,460
Equipment revenue:
Equipment	43,357	—	—	43,357
Design, development and construction services	54,225	—	—	54,225
Lease revenue	2,150	—	—	2,150
Total equipment revenue	99,732	—	—	99,732
Total revenue	$911,654	$8,831	$8,707	$929,192

For the six months ended June 30, 2019
Services and other revenue:
Services	$762,391	$5,217	$645	$768,253
Lease revenue	25,434	2,558	10,836	38,828
Total services and other revenue	787,825	7,775	11,481	807,081
Equipment revenue:
Equipment	56,557	—	—	56,557
Design, development and construction services	50,926	—	—	50,926
Lease revenue	1,876	—	—	1,876
Total equipment revenue	109,359	—	—	109,359
Total revenue	$897,184	$7,775	$11,481	$916,440

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$1,237	$1,188	$2,150	$1,876
Interest income	95	258	164	510
Total sales-type lease revenue	1,332	1,446	2,314	2,386
Operating lease revenue	16,866	19,007	34,270	38,318
Total lease revenue	$18,198	$20,453	$36,584	$40,704

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $9.4 million and $6.5 million as of June 30, 2020 and December 31, 2019, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents future operating lease payments to be received as of June 30, 2020:

Amounts
Year ending December 31,
2020 (remainder)	$21,970
2021	36,045
2022	34,126
2023	32,127
2024	29,733
2025 and beyond	127,816
Total lease payments	$281,817

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,552,146	$(1,183,549)	$368,597	$1,458,298	$(1,074,968)	$383,330
Satellites	104,620	(34,847)	69,773	104,620	(31,360)	73,260
Total	$1,656,766	$(1,218,396)	$438,370	$1,562,918	$(1,106,328)	$456,590

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Customer premises equipment	$58,117	$50,698	$107,621	$100,410
Satellites	1,743	1,738	3,487	3,475
Real estate	—	217	—	434
Total	$59,860	$52,653	$111,108	$104,319

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4. DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations for the BSS Business:

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Revenue:
Services and other revenue - DISH Network	$70,819	$141,645
Services and other revenue - other	6,399	12,799
Total revenue	77,218	154,444
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	10,509	20,726
Selling, general and administrative expenses	2,622	2,642
Depreciation and amortization	31,019	62,138
Total costs and expenses	44,150	85,506
Operating income (loss)	33,068	68,938
Other income (expense):
Interest expense	(6,235)	(12,733)
Total other income (expense), net	(6,235)	(12,733)
Income (loss) from discontinued operations before income taxes	26,833	56,205
Income tax benefit (provision), net	(6,206)	(12,854)
Net income (loss) from discontinued operations	$20,627	$43,351

No assets or liabilities attributable to our discontinued operations of the BSS Business were held by us as of June 30, 2020 or December 31, 2019.

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS Business for the six months ended June 30, 2019:

Amounts
Operating activities:
Net income (loss) from discontinued operations	$43,351
Depreciation and amortization	$62,138

Investing activities:
Expenditures for property and equipment	$244

Financing activities:
Payment of finance lease obligations	$19,457
Payment of in-orbit incentive obligations	$2,540

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

Satellite Capacity Leased to DISH Network. We entered into certain agreements to lease satellite capacity pursuant to which we provided satellite services to DISH Network on certain satellites, as listed below, owned or leased by us. The fees for the services provided under these agreements depended, among other things, upon the orbital location of the applicable satellite, the number of transponders that provided services on the applicable satellite and the length of the service arrangements. The terms of each of the agreements are set forth below:

•EchoStar VII, EchoStar X, EchoStar XI and EchoStar XIV — In March 2014, we began leasing certain satellite capacity to DISH Network on the EchoStar VII satellite, the EchoStar X satellite, the EchoStar XI satellite and the EchoStar XIV satellite.

•EchoStar XII — DISH Network leased satellite capacity from us on the EchoStar XII satellite.

•EchoStar XVI — In December 2009, we entered into an agreement to lease satellite capacity to DISH Network, pursuant to which DISH Network leased satellite capacity from us on the EchoStar XVI satellite beginning in January 2013.

•Nimiq 5 Agreement — In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. Following the consummation of the BSS Transaction, we retained certain obligations related to DISH Network’s performance under the Telesat Transponder Agreement.

•QuetzSat-1 Agreement — In November 2008, we entered into an agreement to lease satellite capacity from SES Latin America, which provided, among other things, for the provision by SES Latin America to us of leased satellite capacity on 32 DBS transponders on the QuetzSat-1 satellite. Concurrently, in 2008, we entered into an agreement pursuant to which DISH Network leased from us satellite capacity on 24 of the DBS transponders on the QuetzSat-1 satellite. The QuetzSat-1 satellite was launched in September 2011

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
and was placed into service in November 2011 at the 67.1 degree west longitude orbital location. In January 2013, the QuetzSat-1 satellite was moved to the 77 degree west longitude orbital location. In February 2013, we and DISH Network entered into an agreement pursuant to which we leased back from DISH Network certain satellite capacity on five DBS transponders on the QuetzSat-1 satellite.

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

NOTE 5. BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Condensed Consolidated Financial Statements from the date of acquisition. Through June 30, 2020, we have incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

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

The goodwill we recognized was allocated entirely to our Hughes segment and attributed to expected synergies, projected long-term business growth in current and new markets and an assembled workforce.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 6. MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2020	December 31, 2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$292,257	$411,706
Other debt securities	63,313	240,888
Total available-for-sale debt securities	355,570	652,594
Equity securities	91	241
Total marketable investment securities	$355,661	$652,835

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and commercial paper.

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2020
Corporate bonds	$292,160	$99	$(2)	$292,257
Other debt securities	63,313	—	—	63,313
Total available-for-sale debt securities	$355,473	$99	$(2)	$355,570

As of December 31, 2019
Corporate bonds	$411,312	$395	$(1)	$411,706
Other debt securities	240,887	1	—	240,888
Total available-for-sale debt securities	$652,199	$396	$(1)	$652,594

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$—	$10,000	$311,823
Gains (losses) on sales, net	$—	$—	$—	$385

As of June 30, 2020, all $355.6 million of our available-for-sale debt securities had contractual maturities of one year or less.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Gains (losses) on investments, net	$14	$(29)	$(149)	$(761)

For the three and six months ended June 30, 2020 and 2019, we did not have any sales of equity securities.

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Debt securities:
Available-for-sale:
Corporate bonds	$—	$292,257	$292,257	$—	$411,706	$411,706
Other debt securities	—	63,313	63,313	—	240,888	240,888
Total available-for-sale debt securities	—	355,570	355,570	—	652,594	652,594
Equity securities	91	—	91	241	—	241
Total marketable investment securities	$91	$355,570	$355,661	$241	$652,594	$652,835

As of June 30, 2020 and December 31, 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 7. PROPERTY AND EQUIPMENT

The following tables presents the components of Property and equipment, net:

	As of
	June 30, 2020	December 31, 2019
Property and equipment, net:
Satellites, net	$1,017,534	$1,127,521
Other property and equipment, net	701,669	730,060
Total property and equipment, net	$1,719,203	$1,857,581

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of June 30, 2020, our operating satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of June 30, 2020 which consists of both owned and leased satellites:

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
(3) We own the Ka-band and Ku-band payloads on this satellite.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2020	December 31, 2019
Satellites, net:
Satellites - owned	7 to 15	$1,501,549	$1,516,006
Satellites - acquired under finance leases	15	347,146	381,162
Total satellites		1,848,695	1,897,168
Accumulated depreciation:
Satellites - owned		(770,101)	(713,259)
Satellites - acquired under finance leases		(61,060)	(56,388)
Total accumulated depreciation		(831,161)	(769,647)
Total satellites, net		$1,017,534	$1,127,521

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense and capitalized interest associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Depreciation expense:
Satellites - owned	$27,068	$27,010	$54,137	$54,019
Satellites acquired under finance leases	7,205	6,402	13,218	12,892
Total depreciation expense	$34,273	$33,412	$67,355	$66,911

Capitalized interest	$787	$194	$1,424	$341

Satellite Commitments

As of June 30, 2020 and December 31, 2019, our satellite-related obligations were $228.1 million and $256.9 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and six months ended June 30, 2020.

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

Fair Value of In-Orbit Incentives

As of June 30, 2020 and December 31, 2019, the fair values of our in-orbit incentive obligations from our continuing operations, based on measurements categorized within Level 2 of the fair value hierarchy, approximated their carrying amounts of $55.9 million and $57.0 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 8. REGULATORY AUTHORIZATIONS

The following table presents the components of our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$—	$—	$—	$400,043	$400,043
Disposals	—	—	—	(43)	(43)
Balance, June 30, 2019	$—	$—	$—	$400,000	$400,000

Balance, December 31, 2019	$12,524	$(161)	$12,363	$400,000	$412,363
Amortization expense	—	(408)	(408)	—	(408)
Foreign currency translation	(1,205)	—	(1,205)	—	(1,205)
Balance, June 30, 2020	$11,319	$(569)	$10,750	$400,000	$410,750

Weighted average useful life		14 years

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

NOTE 9. OTHER INVESTMENTS

The following table presents the components of Other investments, net:

	As of
	June 30, 2020	December 31, 2019
Other investments, net:
Equity method investments	$100,232	$102,689
Other equity investments	7,351	7,351
Total other investments, net	$107,583	$110,040

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Deluxe	$1,026	$877	$2,281	$1,754
BCS	$2,784	$2,262	$4,453	$4,546

The following table presents trade accounts receivable:

	As of
	June 30, 2020	December 31, 2019
Deluxe	$680	$631
BCS	$5,725	$5,171

Other Equity Investments

During the three and six months ended June 30, 2020 and 2019, we did not identify any observable price changes requiring an adjustment to our investments.

NOTE 10. LONG-TERM DEBT

The following table presents the carrying amounts and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective interest rates	As of
		June 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$776,625	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	928,485	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	785,985	750,000	833,903
Less: Unamortized debt issuance costs		(8,712)	—	(10,832)	—
Total long-term debt		2,391,288	2,491,095	2,389,168	2,622,994
Less: Current portion, net		(896,386)	(928,485)	—	—
Long-term debt, net		$1,494,902	$1,562,610	$2,389,168	$2,622,994

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

Our income tax provision was $13.7 million for the three months ended June 30, 2020 compared to $8.9 million of income tax benefit for the three months ended June 30, 2019. Our estimated effective income tax rate was 97.3% and 31.8% for the three months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Our income tax provision was $18.9 million for the six months ended June 30, 2020 compared to $4.0 million of income tax benefit for the six months ended June 30, 2019. Our estimated effective income tax rate was 1,389.6% and 17.6% for the six months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature, permanent book tax differences and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the three and six months ended June 30, 2020.

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

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCPIL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCPIL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On July 17, 2020, the Supreme Court reaffirmed its March 18, 2020, order and reserved judgment on the DOT proposal to allow for extended or deferred payments. To date, HCIPL has paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders, HCIPL’s payments to date and the impact of foreign exchange rates, we have recorded an accrual of $79.6 million as of June 30, 2020, comprised of $3.8 million for additional license fees, $3.9 million for penalties and $72.0 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2020
External revenue	$453,172	$3,786	$4,687	$461,645
Intersegment revenue	—	393	(393)	—
Total revenue	$453,172	$4,179	$4,294	$461,645

EBITDA	$186,619	$1,543	$(8,140)	$180,022
Capital expenditures	$83,479	$—	$—	$83,479

For the three months ended June 30, 2019
External revenue	$451,847	$3,434	$5,960	$461,241
Intersegment revenue	—	308	(308)	—
Total revenue	$451,847	$3,742	$5,652	$461,241

EBITDA	$131,765	$1,486	$(6,102)	$127,149
Capital expenditures	$74,090	$—	$—	$74,090

For the six months ended June 30, 2020
External revenue	$911,654	$8,153	$9,385	$929,192
Intersegment revenue	—	678	(678)	—
Total revenue	$911,654	$8,831	$8,707	$929,192

EBITDA	$341,260	$3,573	$(14,786)	$330,047
Capital expenditures	$174,996	$—	$—	$174,996

For the six months ended June 30, 2019
External revenue	$897,184	$7,286	$11,970	$916,440
Intersegment revenue	—	489	(489)	—
Total revenue	$897,184	$7,775	$11,481	$916,440

EBITDA	$292,897	$3,215	$(12,260)	$283,852
Capital expenditures	$147,911	$—	$—	$147,911

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) from continuing operations before income taxes in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$14,042	$(27,880)	$1,360	$(22,700)
Interest income, net	(5,204)	(17,044)	(14,096)	(35,041)
Interest expense, net of amounts capitalized	44,275	58,978	86,467	116,893
Depreciation and amortization	123,478	113,727	249,443	226,138
Net loss (income) attributable to non-controlling interests	3,431	(632)	6,873	(1,438)
EBITDA	$180,022	$127,149	$330,047	$283,852

NOTE 14. RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue - EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Services and other revenue - EchoStar	$4,688	$4,423	$9,387	$8,897

The following table presents the corresponding related party receivables:

	As of
	June 30, 2020	December 31, 2019
Related party receivables - EchoStar - current	$113,910	$131,892
Related party receivables - EchoStar - non-current	44,345	19,759
Total related party receivables - EchoStar	$158,255	$151,651

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current.  No repayment schedule for these receivables has been determined.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded the revenue related to these services within Services and other revenue - EchoStar of $4.7 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively, and $9.4 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023 and 2025 We report these loans within Related party receivables - EchoStar - non-current.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Operating Expenses - EchoStar

The following table presents our operating expenses related to EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating expenses - EchoStar	$13,862	$14,423	$26,502	$27,729

The following table presents the corresponding related party payables:

	As of
	June 30, 2020	December 31, 2019
Related party payables - EchoStar - current	$13,895	$11,132
Related party payables - EchoStar - non-current	23,994	23,980
Total related party payables - EchoStar	$37,889	$35,112

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements within Related party payables - EchoStar - current.  No repayment schedule for these payables has been determined.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These shared corporate services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange, we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.  We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $2.3 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $6.6 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

Construction Management Services for EchoStar XXIV Satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Space Systems Loral, LLC for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue from DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Services and other revenue - DISH Network	$6,620	$10,729	$14,207	$22,274

The following table presents the related trade accounts receivable:

	As of
	June 30, 2020	December 31, 2019
Trade accounts receivable - DISH Network	$10,950	$8,876

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellite Capacity Leased to DISH Network. We have entered into an agreement and have previously entered into a now terminated agreement to lease satellite capacity pursuant to which we have provided satellite services to DISH Network on certain satellites owned or leased by us. The fees for the services provided under these agreements may depend upon, among other things, the orbital location of the applicable satellite, the number of transponders that are providing services on the applicable satellite, the length of the service arrangements and any third-party costs associated with the satellite capacity. The terms of these agreements are set forth below:

•EchoStar IX —  Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

•103 Degree Orbital Location/SES-3 — In May 2012, we entered into a spectrum development agreement (the “103 Spectrum Development Agreement”) with Ciel Satellite Holdings Inc. (“Ciel”) to develop certain spectrum rights at the 103 degree west longitude orbital location (the “103 Spectrum Rights”). In June 2013, we and DISH Network entered into a spectrum development agreement (the “DISH 103 Spectrum Development Agreement”) pursuant to which DISH Network may use and develop the 103 Spectrum Rights. Effective in March 2018, DISH Network exercised its right to terminate the DISH 103 Spectrum Development Agreement and we exercised our right to terminate the 103 Spectrum Development Agreement.

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless operations and maintenance services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we will continue to provide warranty services to DISH Network.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating expenses - DISH Network	$1,223	$1,052	$2,360	$1,766

The following table presents the related trade accounts payable:

	As of
	June 30, 2020	December 31, 2019
Trade accounts payable - DISH Network	$1,311	$502

Amended and Restated Professional Services Agreement. In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Amended and Restated Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 14. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 2021 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

Also, in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network will provide us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing no later than October 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our HughesNet service and related equipment and other telecommunication services and (ii) installs HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $4.4 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively, and $9.0 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

NOTE 16. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
TerreStar Solutions, Inc.

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.9 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had trade accounts receivable from TSI of $0.0 million and $2.7 million, respectively.

Global-IP Cayman

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated this agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of this agreement. We have reserved our rights and remedies against Global IP under this agreement. We have not recognized any revenue since the termination of this agreement. As of June 30, 2020, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined EchoStar’s board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite and the EchoStar XXI satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $0.9 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively. At both June 30, 2020 and December 31, 2019, we had no trade accounts payable to Maxar Tech.

NOTE 17. SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Cost of sales - equipment (exclusive of depreciation and amortization)	$3,913	$6,316	$10,605	$11,711
Research and development expenses	$7,448	$6,388	$13,702	$13,276

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table reconciles Cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Balance Sheets, to the total of the same as presented in the Condensed Consolidated Statements of Cash Flows:

	For the six months ended June 30,
	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,139,435	$847,823
Restricted cash	887	796
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,140,322	$848,619

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$1,469,330	$876,388
Restricted cash	1,004	1,007
Total cash and cash equivalents, included restricted amounts, end of period	$1,470,334	$877,395

Other Current Assets, Net and Other Non-Current Assets, Net

The following table presents the components of Other current assets, net, and Other non-current assets, net:

	As of
	June 30, 2020	December 31, 2019
Other current assets, net:
Trade accounts receivable - DISH Network	$10,950	$8,876
Inventory	83,412	79,474
Prepaids and deposits	42,172	42,324
Contract acquisition costs, net	16,380	16,869
Related party receivables - EchoStar	113,910	131,892
Other, net	24,620	22,217
Total other current assets, net	$291,444	$301,652

Other non-current assets, net:
Restricted cash	$1,004	$887
Deferred tax assets, net	9,293	7,215
Capitalized software, net	109,091	101,786
Contract acquisition costs, net	90,706	96,723
Contract fulfillment costs, net	2,677	3,010
Related party receivables - EchoStar	44,345	19,759
Other, net	25,619	22,556
Total other non-current assets, net	$282,735	$251,936

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the six months ended June 30, 2020
	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$—
Credit losses (1)	1,595	13,378
Foreign currency translation	152	(572)
Balance at end of period	$1,747	$12,806

(1) The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$1,311	$502
Accrued interest	41,462	32,184
Accrued compensation	41,144	42,846
Accrued taxes	10,062	18,493
Operating lease obligation	14,197	14,112
Related party payables - EchoStar	13,895	11,132
Other	134,054	139,148
Total accrued expenses and other current liabilities	$256,125	$258,417

Other non-current liabilities:
Related party payables - EchoStar	$23,994	$23,980
Other	66,052	66,500
Total other non-current liabilities	$90,046	$90,480

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2020	December 31, 2019
Raw materials	$6,508	$4,240
Work-in-process	7,553	6,979
Finished goods	69,351	68,255
Total inventory	$83,412	$79,474

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$84,000	$130,175
Cash paid for income taxes	$2,200	$1,049

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$2,519	$(2,639)

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

In lieu of separate financial statements of the Guarantor Subsidiaries, we have prepared the accompanying condensed consolidating financial information in accordance with Rule 3-10(f) of Regulation S-X. This includes:

•the accompanying condensed balance sheet;
•the accompanying condensed statement of operations and comprehensive income (loss); and
•the accompanying condensed statement of cash flows.

This also includes consolidating financial information as follows:

•the Guarantor Subsidiaries on a combined basis;
•the non-guarantor subsidiaries of HSSC on a combined basis; and
•the eliminations necessary to arrive at the corresponding information of HSSC on a consolidated basis.
This accompanying condensed consolidating financial information should be read in conjunction with these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2020

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1,395,824	$28,728	$44,778	$—	$1,469,330
Marketable investment securities	355,570	91	—	—	355,661
Trade accounts receivable and contract assets, net	—	128,948	54,385	—	183,333
Other current assets	93,602	742,609	90,705	(635,472)	291,444
Total current assets	1,844,996	900,376	189,868	(635,472)	2,299,768
Non-current assets:
Property and equipment, net	—	1,384,547	334,656	—	1,719,203
Operating lease right-of-use assets	—	99,436	26,492	—	125,928
Goodwill	—	504,173	4,881	—	509,054
Regulatory authorizations, net	—	400,000	10,750	—	410,750
Other intangible assets, net	—	22,527	—	—	22,527
Other investments, net	—	107,583	—	—	107,583
Investment in subsidiaries	2,847,922	208,205	—	(3,056,127)	—
Other non-current assets, net	26,455	288,406	68,740	(100,866)	282,735
Total non-current assets	2,874,377	3,014,877	445,519	(3,156,993)	3,177,780
Total assets	$4,719,373	$3,915,253	$635,387	$(3,792,465)	$5,477,548
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$89,567	$21,053	$—	$110,620
Current portion of long-term debt, net	896,386	—	—	—	896,386
Contract liabilities	—	84,571	5,260	—	89,831
Accrued expenses and other current liabilities	351,596	319,827	220,174	(635,472)	256,125
Total current liabilities	1,247,982	493,965	246,487	(635,472)	1,352,962
Non-current liabilities:
Long-term debt, net	1,494,902	—	—	—	1,494,902
Deferred tax liabilities, net	—	419,682	—	(25,841)	393,841
Operating lease liabilities	—	89,251	21,632	—	110,883
Other non-current liabilities	—	65,025	100,046	(75,025)	90,046
Total non-current liabilities	1,494,902	573,958	121,678	(100,866)	2,089,672
Total liabilities	2,742,884	1,067,923	368,165	(736,338)	3,442,634
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	1,976,489	2,847,330	208,797	(3,056,127)	1,976,489
Non-controlling interests	—	—	58,425	—	58,425
Total shareholder's equity	1,976,489	2,847,330	267,222	(3,056,127)	2,034,914
Total liabilities and shareholder's equity	$4,719,373	$3,915,253	$635,387	$(3,792,465)	$5,477,548

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2019

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1,057,903	$32,338	$49,194	$—	$1,139,435
Marketable investment securities	652,594	241	—	—	652,835
Trade accounts receivable and contract assets, net	—	129,722	66,798	—	196,520
Other current assets	93,536	602,337	107,959	(502,180)	301,652
Total current assets	1,804,033	764,638	223,951	(502,180)	2,290,442
Non-current assets:
Property and equipment, net	—	1,459,151	398,430	—	1,857,581
Operating lease right-of-use assets	—	89,106	24,293	—	113,399
Goodwill	—	504,173	2,780	—	506,953
Regulatory authorizations, net	—	400,000	12,363	—	412,363
Other intangible assets, net	—	29,321	—	—	29,321
Other investments, net	—	110,040	—	—	110,040
Investment in subsidiaries	2,876,572	282,163	—	(3,158,735)	—
Other non-current assets, net	10,672	772,193	42,557	(573,486)	251,936
Total non-current assets	2,887,244	3,646,147	480,423	(3,732,221)	3,281,593
Total assets	$4,691,277	$4,410,785	$704,374	$(4,234,401)	$5,572,035
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$102,744	$18,808	$—	$121,552
Contract liabilities	—	96,485	4,575	—	101,060
Accrued expenses and other current liabilities	243,694	314,583	202,320	(502,180)	258,417
Total current liabilities	243,694	513,812	225,703	(502,180)	481,029
Non-current liabilities:
Long-term debt, net	2,389,168	—	—	—	2,389,168
Deferred tax liabilities, net	—	390,288	—	(9,972)	380,316
Operating lease liabilities	—	77,366	19,513	—	96,879
Other non-current liabilities	—	553,518	100,476	(563,514)	90,480
Total non-current liabilities	2,389,168	1,021,172	119,989	(573,486)	2,956,843
Total liabilities	2,632,862	1,534,984	345,692	(1,075,666)	3,437,872
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,058,415	2,875,801	282,934	(3,158,735)	2,058,415
Non-controlling interests	—	—	75,748	—	75,748
Total shareholder's equity	2,058,415	2,875,801	358,682	(3,158,735)	2,134,163
Total liabilities and shareholder's equity	$4,691,277	$4,410,785	$704,374	$(4,234,401)	$5,572,035

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2020

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$365,846	$62,213	$(8,837)	$419,222
Equipment revenue	—	58,585	6,266	(22,428)	42,423
Total revenue	—	424,431	68,479	(31,265)	461,645
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	110,650	37,531	(8,228)	139,953
Cost of sales - equipment (exclusive of depreciation and amortization)	—	47,115	7,855	(22,428)	32,542
Selling, general and administrative expenses	—	83,252	20,588	(609)	103,231
Research and development expenses	—	7,306	142	—	7,448
Depreciation and amortization	—	98,664	24,814	—	123,478
Total costs and expenses	—	346,987	90,930	(31,265)	406,652
Operating income (loss)	—	77,444	(22,451)	—	54,993
Other income (expense):
Interest income	4,252	1,003	897	(948)	5,204
Interest expense, net of amounts capitalized	(40,493)	(468)	(4,262)	948	(44,275)
Gains (losses) on investments, net	2	14	—	—	16
Equity in earnings (losses) of unconsolidated affiliates, net	—	(1,369)	—	—	(1,369)
Equity in earnings (losses) of subsidiaries, net	31,767	(23,153)	—	(8,614)	—
Foreign currency transaction gains (losses), net	—	(244)	104	—	(140)
Other, net	—	(275)	(112)	—	(387)
Total other income (expense), net	(4,472)	(24,492)	(3,373)	(8,614)	(40,951)
Income (loss) from continuing operations before income taxes	(4,472)	52,952	(25,824)	(8,614)	14,042
Income tax benefit (provision), net	8,277	(21,096)	(849)	—	(13,668)
Net income (loss)	3,805	31,856	(26,673)	(8,614)	374
Less: Net loss (income) attributable to non-controlling interests	—	—	3,431	—	3,431
Net income (loss) attributable to Hughes Satellite Systems Corporation	$3,805	$31,856	$(23,242)	$(8,614)	$3,805
Comprehensive income (loss):
Net income (loss)	$3,805	$31,856	$(26,673)	$(8,614)	$374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(10,345)	—	(10,345)
Unrealized gains (losses) on available-for-sale securities	2,269	—	—	—	2,269
Other	—	—	285	—	285
Equity in other comprehensive income (loss) of subsidiaries, net	(7,687)	(7,687)	—	15,374	—
Total other comprehensive income (loss), net of tax	(5,418)	(7,687)	(10,060)	15,374	(7,791)
Comprehensive income (loss)	(1,613)	24,169	(36,733)	6,760	(7,417)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	5,804	—	5,804
Comprehensive income (loss) attributable to Hughes Satellite Systems Corporation	$(1,613)	$24,169	$(30,929)	$6,760	$(1,613)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2019

	HSS	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$353,302	$59,260	$(8,966)	$403,596
Equipment revenue	—	60,840	8,300	(11,495)	57,645
Total revenue	—	414,142	67,560	(20,461)	461,241
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	109,385	40,300	(8,303)	141,382
Cost of sales - equipment (exclusive of depreciation and amortization)	—	52,091	5,953	(11,495)	46,549
Selling, general and administrative expenses	2,687	112,637	24,572	(663)	139,233
Research and development expenses	—	6,198	190	—	6,388
Depreciation and amortization	—	97,716	16,011	—	113,727
Total costs and expenses	2,687	378,027	87,026	(20,461)	447,279
Operating income (loss)	(2,687)	36,115	(19,466)	—	13,962
Other income (expense):
Interest income	16,316	1,011	533	(816)	17,044
Interest expense, net of amounts capitalized	(53,440)	(5,151)	(1,203)	816	(58,978)
Gains (losses) on investments, net	400	(414)	—	—	(14)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(916)	—	—	(916)
Equity in earnings (losses) of subsidiaries, net	31,864	(24,007)	—	(7,857)	—
Foreign currency transaction gains (losses), net	—	(16)	1,094	—	1,078
Other, net	(409)	385	(32)	—	(56)
Total other income (expense), net	(5,269)	(29,108)	392	(7,857)	(41,842)
Income (loss) from continuing operations before income taxes	(7,956)	7,007	(19,074)	(7,857)	(27,880)
Income tax benefit (provision), net	8,933	4,286	(4,357)	—	8,862
Net income (loss) from continuing operations	977	11,293	(23,431)	(7,857)	(19,018)
Net income (loss) from discontinued operations	—	20,627	—	—	20,627
Net income (loss)	977	31,920	(23,431)	(7,857)	1,609
Less: Net loss (income) attributable to non-controlling interests	—	—	(632)	—	(632)
Net income (loss) attributable to Hughes Satellite Systems Corporation	$977	$31,920	$(24,063)	$(7,857)	$977
Comprehensive income (loss):
Net income (loss)	$977	$31,920	$(23,431)	$(7,857)	$1,609
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	3,158	—	3,158
Unrealized gains (losses) on available-for-sale securities	(35)	—	—	—	(35)
Other	—	—	(46)	—	(46)
Equity in other comprehensive income (loss) of subsidiaries, net	3,112	3,112	—	(6,224)	—
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(15)	—	—	—	(15)
Total other comprehensive income (loss), net of tax	3,062	3,112	3,112	(6,224)	3,062
Comprehensive income (loss)	4,039	35,032	(20,319)	(14,081)	4,671
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(632)	—	(632)
Comprehensive income (loss) attributable to Hughes Satellite Systems Corporation	$4,039	$35,032	$(20,951)	$(14,081)	$4,039

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2020

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$720,245	$127,141	$(17,926)	$829,460
Equipment revenue	—	124,171	11,676	(36,115)	99,732
Total revenue	—	844,416	138,817	(54,041)	929,192
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	221,121	79,594	(16,877)	283,838
Cost of sales - equipment (exclusive of depreciation and amortization)	—	102,489	12,076	(36,115)	78,450
Selling, general and administrative expenses	—	179,070	41,070	(1,049)	219,091
Research and development expenses	—	13,415	287	—	13,702
Depreciation and amortization	—	198,023	51,420	—	249,443
Total costs and expenses	—	714,118	184,447	(54,041)	844,524
Operating income (loss)	—	130,298	(45,630)	—	84,668
Other income (expense):
Interest income	12,205	1,974	1,788	(1,871)	14,096
Interest expense, net of amounts capitalized	(80,965)	(1,081)	(6,292)	1,871	(86,467)
Gains (losses) on investments, net	2	(150)	—	—	(148)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(2,456)	—	—	(2,456)
Equity in earnings (losses) of subsidiaries, net	42,397	(52,320)	—	9,923	—
Foreign currency transaction gains (losses), net	—	(246)	(7,422)	—	(7,668)
Other, net	—	(550)	(115)	—	(665)
Total other income (expense), net	(26,361)	(54,829)	(12,041)	9,923	(83,308)
Income (loss) from continuing operations before income taxes	(26,361)	75,469	(57,671)	9,923	1,360
Income tax benefit (provision), net	15,695	(32,900)	(1,694)	—	(18,899)
Net income (loss)	(10,666)	42,569	(59,365)	9,923	(17,539)
Less: Net loss (income) attributable to non-controlling interests	—	—	6,873	—	6,873
Net income (loss) attributable to Hughes Satellite Systems Corporation	$(10,666)	$42,569	$(52,492)	$9,923	$(10,666)
Comprehensive income (loss):
Net income (loss)	$(10,666)	$42,569	$(59,365)	$9,923	$(17,539)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(93,181)	—	(93,181)
Unrealized gains (losses) on available-for-sale securities	(210)	—	—	—	(210)
Other	—	—	(120)	—	(120)
Equity in other comprehensive income (loss) of subsidiaries, net	(74,605)	(74,605)	—	149,210	—
Total other comprehensive income (loss), net of tax	(74,815)	(74,605)	(93,301)	149,210	(93,511)
Comprehensive income (loss)	(85,481)	(32,036)	(152,666)	159,133	(111,050)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	25,569	—	25,569
Comprehensive income (loss) attributable to Hughes Satellite Systems Corporation	$(85,481)	$(32,036)	$(127,097)	$159,133	$(85,481)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2019

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$705,893	$118,956	$(17,768)	$807,081
Equipment revenue	—	113,489	17,715	(21,845)	109,359
Total revenue	—	819,382	136,671	(39,613)	916,440
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	220,247	79,633	(16,412)	283,468
Cost of sales - equipment (exclusive of depreciation and amortization)	—	100,590	12,811	(21,845)	91,556
Selling, general and administrative expenses	2,687	199,102	41,137	(1,356)	241,570
Research and development expenses	—	12,941	335	—	13,276
Depreciation and amortization	—	194,420	31,718	—	226,138
Total costs and expenses	2,687	727,300	165,634	(39,613)	856,008
Operating income (loss)	(2,687)	92,082	(28,963)	—	60,432
Other income (expense):
Interest income	33,725	1,937	1,092	(1,713)	35,041
Interest expense, net of amounts capitalized	(109,801)	(6,285)	(2,520)	1,713	(116,893)
Gains (losses) on investments, net	400	(760)	—	—	(360)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(1,988)	—	—	(1,988)
Equity in earnings (losses) of subsidiaries, net	84,063	(32,795)	—	(51,268)	—
Foreign currency transaction gains (losses), net	—	(35)	1,324	—	1,289
Other, net	(100)	(13)	(108)	—	(221)
Total other income (expense), net	8,287	(39,939)	(212)	(51,268)	(83,132)
Income (loss) from continuing operations before income taxes	5,600	52,143	(29,175)	(51,268)	(22,700)
Income tax benefit (provision), net	17,603	(11,282)	(2,331)	—	3,990
Net income (loss) from continuing operations	23,203	40,861	(31,506)	(51,268)	(18,710)
Net income (loss) from discontinued operations	—	43,351	—	—	43,351
Net income (loss)	23,203	84,212	(31,506)	(51,268)	24,641
Less: Net loss (income) attributable to non-controlling interests	—	—	(1,438)	—	(1,438)
Net income (loss) attributable to Hughes Satellite Systems Corporation	$23,203	$84,212	$(32,944)	$(51,268)	$23,203
Comprehensive income (loss):
Net income (loss)	$23,203	$84,212	$(31,506)	$(51,268)	$24,641
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,320	—	2,320
Unrealized gains (losses) on available-for-sale securities	2,318	—	—	—	2,318
Other	—	—	(13)	—	(13)
Equity in other comprehensive income (loss) of subsidiaries, net	2,307	2,307	—	(4,614)	—
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(400)	—	—	—	(400)
Total other comprehensive income (loss), net of tax	4,225	2,307	2,307	(4,614)	4,225
Comprehensive income (loss)	27,428	86,519	(29,199)	(55,882)	28,866
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(1,438)	—	(1,438)
Comprehensive income (loss) attributable to Hughes Satellite Systems Corporation	$27,428	$86,519	$(30,637)	$(55,882)	$27,428

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2020

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(10,666)	$42,569	$(59,365)	$9,923	$(17,539)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(54,571)	233,112	77,118	(9,923)	245,736
Net cash flows from operating activities	(65,237)	275,681	17,753	—	228,197

Cash flows from investing activities:
Purchases of marketable investment securities	(365,877)	—	—	—	(365,877)
Sales and maturities of marketable investment securities	660,513	—	—	—	660,513
Expenditures for property and equipment	—	(101,237)	(73,759)	—	(174,996)
Expenditures for externally marketed software	—	(19,237)	—	—	(19,237)
Distributions (contributions) and advances from (to) subsidiaries, net	108,522	(49,274)	—	(59,248)	—
Net cash flows from investing activities	403,158	(169,748)	(73,759)	(59,248)	100,403

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(421)	—	(421)
Payment of in-orbit incentive obligations	—	(1,021)	—	—	(1,021)
Contribution by non-controlling interest holder	—	—	10,000	—	10,000
Other, net	—	—	1,002	—	1,002
Contributions (distributions) and advances (to) from parent, net	—	(108,522)	49,274	59,248	—
Net cash flows from financing activities	—	(109,543)	59,855	59,248	9,560

Effect of exchange rates on cash and cash equivalents	—	—	(8,148)	—	(8,148)
Net increase (decrease) in cash and cash equivalents	337,921	(3,610)	(4,299)	—	330,012
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$1,395,824	$28,728	$45,782	$—	$1,470,334

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019

	HSSC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$23,203	$84,212	$(31,506)	$(51,268)	$24,641
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(98,548)	338,912	51,854	51,268	343,486
Net cash flows from operating activities	(75,345)	423,124	20,348	—	368,127

Cash flows from investing activities:
Purchases of marketable investment securities	(351,843)	—	—	—	(351,843)
Sales and maturities of marketable investment securities	1,127,880	(3)	—	—	1,127,877
Expenditures for property and equipment	—	(109,103)	(39,052)	—	(148,155)
Expenditures for externally marketed software	—	(15,329)	—	—	(15,329)
Distributions (contributions) and advances from (to) subsidiaries, net	250,863	(21,587)	—	(229,276)	—
Net cash flows from investing activities	1,026,900	(146,022)	(39,052)	(229,276)	612,550

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	(920,923)	—	—	—	(920,923)
Payment of finance lease obligations	—	(19,457)	(551)	—	(20,008)
Payment of in-orbit incentive obligations	—	(3,778)	—	—	(3,778)
Purchase of non-controlling interest	—	(2,666)	(4,647)	—	(7,313)
Other, net	—	—	—	—	—
Contributions (distributions) and advances (to) from parent, net	—	(250,863)	21,587	229,276	—
Net cash flows from financing activities	(920,923)	(276,764)	16,389	229,276	(952,022)

Effect of exchange rates on cash and cash equivalents	—	—	121	—	121
Net increase (decrease) in cash and cash equivalents	30,632	338	(2,194)	—	28,776
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$802,350	$46,691	$28,354	$—	$877,395

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

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three and six months ended June 30, 2019 in our Accompanying Condensed Consolidated Financial Statements. Refer to Note 4. Discontinued Operations in our Accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Six Months Ended June 30, 2020:

•Revenue of $929.2 million
•Operating income (loss) of $84.7 million
•Net income (loss) from continuing operations of $17.5 million
•Net income (loss) attributable to HSSC of $10.7 million
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $330.0 million (refer to the reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of June 30, 2020:

•Total assets of $5.5 billion
•Total liabilities of $3.4 billion
•Total shareholder’s equity of $2.0 billion
•Cash and cash equivalents and marketable investment securities of $1.8 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. As a result of the COVID-19 pandemic, in accordance with instructions received from some of our enterprise customers, we have deferred or canceled the delivery of some products or services. We expect to recognize revenue for those deferred products and services in the second half of 2020 and in 2021.

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite), our Al Yah 3 Brazilian payload and additional satellite capacity

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
acquired from third-party providers to provide services to our customers. Growth of our consumer subscriber base in certain areas in the U.S. continues to be constrained where we are nearing or have reached maximum capacity.  While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

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

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. In the first quarter of 2020, Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite, invoked the “force majeure” clause of our contract and notified us of a possible delay in completion of the satellite due to “shelter-in-place” orders affecting personnel at SS/L and its subcontractors, and other potential impacts of the COVID-19 pandemic.  Since that time, we have continued to work with SS/L to monitor the impact of COVID-19 on the anticipated delivery schedule for our EchoStar XXIV satellite. We currently expect the EchoStar XXIV satellite to be launched no earlier than the second half of 2021. This or other delays or impediments to SS/L’s meeting its obligations as a result of the COVID-19 pandemic and various economic and other consequences or otherwise could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other in its segment reporting.

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
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

Our broadband subscribers include customers that subscribe to our HughesNet service in North and Latin America through retail, wholesale and small/medium enterprise service channels. In connection with the COVID-19 pandemic, we voluntarily signed on to the Federal Communications Commissions’ (“FCC”) Keep Americans Connected Pledge (the “Pledge”), promising not to terminate residential or small business customers because of their inability to pay their bills due to the disruptions caused by the COVID-19 pandemic. As a result, we have provided HughesNet service to consumers who may not have the ability to pay for such services, but have excluded any subscribers whose HughesNet service would have ordinarily been terminated in the absence of the Pledge from our subscriber numbers as of March 31, 2020 and June 30, 2020.

The following table presents our approximate subscribers:

	As of
	June 30, 2020	March 31, 2020	December 31, 2019
Broadband subscribers in the United States	1,221,000	1,249,000	1,239,000
Broadband subscribers in Latin America	321,000	267,000	238,000
Total broadband subscribers	1,542,000	1,516,000	1,477,000

During the second quarter of 2020, our gross subscriber additions increased by approximately 1,000 compared to the first quarter of 2020. Our net subscriber additions for the second quarter decreased by 13,000 compared to the first quarter of 2020, reflecting higher churn in the second quarter as compared to the first quarter of 2020. Multiple factors explain this higher churn. First, as more of our beams are operated at or near capacity particularly with the many customers working and attending class at home due to the COVID19 pandemic, the increased network congestion affects HughesNet customer satisfaction in some cases. In addition, we count a number of HughesNet subscribers as having churned even though we continue to provide service to them as a result of the Pledge.

As of June 30, 2020 and December 31, 2019, our Hughes segment had $1.1 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of June 30, 2020 decreased primarily due to the bankruptcy of a certain customer and the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of June 30, 2020 and December 31, 2019, our ESS segment had contracted revenue backlog of $7.4 million and $11.4 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
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

Due to the COVID-19 pandemic, a large portion of our workforce has been working remotely and we expect certain portions of our workforce to continue to do so from time to time.  While we have cybersecurity risk management tools to help protect our technology, information and networks that our employees access remotely, we cannot guarantee the security of the network that they will be using, the security status of the other non-company managed devices that might be on the network to which they are connected or the devices or networks used by third parties with whom our employees conduct business, such as customers, suppliers, vendors and other persons.  Additionally, there continues to be a significant amount of COVID-19 related cyber-fraud and phishing attacks that continue to target our employees, vendors, suppliers, customers and others. Accordingly, we continue to focus our efforts and resources on improving cybersecurity as a result of the COVID-19 pandemic.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2020 and through August 6, 2020. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table presents our consolidated results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	For the six months ended June 30,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$829,460	$807,081	$22,379	2.8
Equipment revenue	99,732	109,359	(9,627)	(8.8)
Total revenue	929,192	916,440	12,752	1.4
Costs and expenses:
Cost of sales - services and other	283,838	283,468	370	0.1
% of total services and other revenue	34.2%	35.1%
Cost of sales - equipment	78,450	91,556	(13,106)	(14.3)
% of total equipment revenue	78.7%	83.7%
Selling, general and administrative expenses	219,091	241,570	(22,479)	(9.3)
% of total revenue	23.6%	26.4%
Research and development expenses	13,702	13,276	426	3.2
% of total revenue	1.5%	1.4%
Depreciation and amortization	249,443	226,138	23,305	10.3
Total costs and expenses	844,524	856,008	(11,484)	(1.3)
Operating income (loss)	84,668	60,432	24,236	40.1
Other income (expense):
Interest income, net	14,096	35,041	(20,945)	(59.8)
Interest expense, net of amounts capitalized	(86,467)	(116,893)	30,426	26.0
Gains (losses) on investments, net	(148)	(360)	212	(58.9)
Equity in earnings (losses) of unconsolidated affiliates, net	(2,456)	(1,988)	(468)	23.5
Foreign currency transaction gains (losses), net	(7,668)	1,289	(8,957)	*
Other, net	(665)	(221)	(444)	*
Total other income (expense), net	(83,308)	(83,132)	(176)	0.2
Income (loss) from continuing operations before income taxes	1,360	(22,700)	24,060	*
Income tax benefit (provision), net	(18,899)	3,990	(22,889)	*
Net income (loss) from continuing operations	(17,539)	(18,710)	1,171	(6.3)
Net income (loss) from discontinued operations	—	43,351	(43,351)	(100.0)
Net income (loss)	(17,539)	24,641	(42,180)	*
Less: Net loss (income) attributable to non-controlling interests	6,873	(1,438)	8,311	*
Net income (loss) attributable to Hughes Satellite Systems Corporation	$(10,666)	$23,203	$(33,869)	*

Other data:
EBITDA (1)	$330,047	$283,852	$46,195	16.3
Subscribers, end of period	1,542,000	1,415,000	127,000	9.0
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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our continuing operations for the six months ended June 30, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $829.5 million for the six months ended June 30, 2020, an increase of $22.4 million, or 2.8%, compared to 2019. The increase was from our Hughes segment and was primarily attributable to increases in sales of broadband services to our consumer customers of $46.6 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $22.0 million. Both of these variances reflect the negative impact of exchange rate fluctuations.

Equipment revenue.  Equipment revenue totaled $99.7 million for the six months ended June 30, 2020, a decrease of $9.6 million, or 8.8%, compared to 2019.  The decrease was primarily attributable to decreased hardware sales to our international enterprise customers of $15.8 million and the bankruptcy of a certain customer, partially offset by increased sales to our domestic enterprise customers of $7.7 million.

Cost of sales - services and other.  Cost of sales - services and other totaled $283.8 million for the six months ended June 30, 2020, an increase of $0.4 million, or 0.1%, compared to 2019. The increase was primarily attributable to our Hughes segment due to an increase in sales of broadband services to our consumer customers, partially offset by a decrease in sales of broadband services to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $78.5 million for the six months ended June 30, 2020, a decrease of $13.1 million, or 14.3%, compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $219.1 million for the six months ended June 30, 2020, a decrease of $22.5 million, or 9.3%, compared to 2019. The decrease was primarily attributable to expenses related to certain legal proceedings of $24.5 million in 2019 and decreases in bad debt expense of $2.7 million in 2020, partially offset by increased selling, general and administrative expenses of $2.2 million attributable to the Yahsat Brazil JV and increased promotional expenses of $1.6 million mainly associated with our consumer business in Latin America.

Depreciation and amortization.  Depreciation and amortization expenses totaled $249.4 million for the six months ended June 30, 2020, an increase of $23.3 million, or 10.3%, compared to 2019.  The increase was primarily from our Hughes segment and due to increases in depreciation expense of $14.3 million relating to our customer premises equipment and $6.6 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $14.1 million for the six months ended June 30, 2020, a decrease of $20.9 million, or 59.8%, compared to 2019 primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities balance.
Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $86.5 million for the six months ended June 30, 2020, a decrease of $30.4 million, or 26.0%, compared to 2019.  The decrease was primarily due to a decrease of $29.0 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due 2019.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $7.7 million in losses for the six months ended June 30, 2020, an increase in losses of $9.0 million compared to 2019. The change was due to the net strengthening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net. Income tax benefit (provision) was $(18.9) million for the six months ended June 30, 2020 compared to $4.0 million for the six months ended June 30, 2019. Our effective income tax rate was 1,389.6% and 17.6% for the six months ended June 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature, permanent book tax differences and research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
the six months ended June 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Net income (loss) attributable to Hughes Satellite Services Corporation.  Net loss attributable to Hughes Satellite Services Corporation totaled $10.7 million for the six months ended June 30, 2020, compared to net income attributable to Hughes Satellite Services Corporation of $23.2 million for the six months ended June 30, 2019, a change of $33.9 million, as set forth in the following table:

Amounts
Net income (loss) attributable to Hughes Satellite Services Corporation for the six months ended June 30, 2019	$23,203
Decrease (increase) in interest expense, net of amounts capitalized	30,426
Increase (decrease) in operating income, including depreciation and amortization	24,236
Decrease (increase) in net income attributable to non-controlling interests	8,311
Increase (decrease) in gains on investments, net	212
Increase (decrease) in other, net	(444)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(468)
Increase (decrease) in foreign currency transaction gains, net	(8,957)
Increase (decrease) in interest income, net	(20,945)
Decrease (increase) in income tax provision, net	(22,889)
Increase (decrease) in net income from discontinued operations	(43,351)
Net income (loss) attributable to Hughes Satellite Services Corporation for the six months ended June 30, 2020	$(10,666)

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(17,539)	$24,641	$(42,180)	*
Interest income, net	(14,096)	(35,041)	20,945	(59.8)
Interest expense, net of amounts capitalized	86,467	116,893	(30,426)	(26.0)
Income tax provision (benefit), net	18,899	(3,990)	22,889	*
Depreciation and amortization	249,443	226,138	23,305	10.3
Net loss (income) from discontinued operations	—	(43,351)	43,351	(100.0)
Net loss (income) attributable to non-controlling interests	6,873	(1,438)	8,311	*
EBITDA	$330,047	$283,852	$46,195	16.3
* Percentage is not meaningful.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
EBITDA was $330.0 million for the six months ended June 30, 2020, an increase of $46.2 million, or 16.3%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the six months ended June 30, 2019	$283,852
Increase (decrease) in operating income, excluding depreciation and amortization	47,541
Decrease (increase) in net income attributable to non-controlling interests	8,311
Increase (decrease) in gains on investments, net	212
Increase (decrease) in other, net	(444)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(468)
Increase (decrease) in foreign currency transaction gains, net	(8,957)
EBITDA for the six months ended June 30, 2020	$330,047

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2020
Total revenue	$911,654	$8,831	$8,707	$929,192
Capital expenditures	174,996	—	—	174,996
EBITDA	341,260	3,573	(14,786)	330,047

For the six months ended June 30, 2019
Total revenue	$897,184	$7,775	$11,481	$916,440
Capital expenditures	147,911	—	—	147,911
EBITDA	292,897	3,215	(12,260)	283,852

Hughes Segment

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$911,654	$897,184	$14,470	1.6
Capital expenditures	174,996	147,911	27,085	18.3
EBITDA	341,260	292,897	48,363	16.5

Total revenue was $911.7 million for the six months ended June 30, 2020 an increase of $14.5 million, or 1.6%, compared to 2019.  The increase was primarily due to increases of $46.6 million in sales of broadband services to our consumer customers, partially offset by decreased hardware sales of $9.6 million and decreased sales of broadband services to our enterprise customers of $22.0 million. These variances reflect the negative impact of exchange rate fluctuations.

Capital expenditures were $175.0 million for the six months ended June 30, 2020, an increase of $27.1 million, or 18.3%, compared to 2019, primarily due to net increases in expenditures associated with our consumer business.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
EBITDA was $341.3 million for the six months ended June 30, 2020, an increase of $48.4 million, or 16.5%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the six months ended June 30, 2019	$292,897
Increase (decrease) in operating income, excluding depreciation and amortization	49,139
Decrease (increase) in net income attributable to non-controlling interests	8,311
Increase (decrease) in gains on investments, net	612
Increase (decrease) in other, net	(547)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(194)
Increase (decrease) in foreign currency transaction gains, net	(8,958)
EBITDA for the six months ended June 30, 2020	$341,260

ESS Segment

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$8,831	$7,775	$1,056	13.6
EBITDA	3,573	3,215	358	11.1

Total revenue was $8.8 million for the six months ended June 30, 2020, an increase of $1.1 million, or 13.6%, compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $3.6 million for the six months ended June 30, 2020, an increase of $0.4 million, or 11.1%, compared to 2019, primarily due to the increase in revenue.

Corporate and Other

	For the six months ended June 30,		Variance
	2020	2019	Amounts	%
Total revenue	$8,707	$11,481	$(2,774)	(24.2)
EBITDA	(14,786)	(12,260)	(2,526)	20.6

Total revenue was $8.7 million for the six months ended June 30, 2020, a decrease of $2.8 million, or 24.2%, compared to 2019 primarily attributable to a decrease in income from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

EBITDA for the six months ended June 30, 2020 was a loss of $14.8 million, an increase in loss of $2.5 million, or 20.6%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the six months ended June 30, 2019	$(12,260)
Increase (decrease) in other, net	101
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(275)
Increase (decrease) in gains on investments, net	(398)
Increase (decrease) in operating income, excluding depreciation and amortization	(1,954)
EBITDA for the six months ended June 30, 2020	$(14,786)

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements — Note 12. Contingencies — Litigation in this Form 10-Q.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Form 10-K.

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic, its economic impacts and related government and private sector responsive actions could have a material adverse effect our business operations. As a result of the COVID-19 pandemic, many countries, including the U.S., and other governmental authorities have imposed restrictions on travel, as well as general movement and gathering restrictions, business closures and other measures imposed to slow the spread of COVID-19.

We have set forth below key risks from the COVID-19 pandemic that we have identified to date. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on our business, financial condition or results of operations.  We cannot estimate or determine the duration of the quarantine, social distancing and other regulatory measures instituted or recommended in response to the COVID-19 pandemic, whether they will recur or the duration or degree of the business disruptions, and related financial impact. The COVID-19 pandemic has evolved into a worldwide health crisis that may continue for an extended period of time and that has adversely affected economies and financial markets throughout the world, resulting in a significant economic downturn and changes in global economic policy that is expected to continue for the foreseeable future and could have a material adverse effect on our business, financial condition or results of operations.

Our operations and those of our customers and other third parties with whom we conduct business are located in areas impacted by the COVID‑19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

We conduct our product development, manufacturing, installation and customer support and services in areas where, in order to attempt to mitigate the COVID-19 pandemic, (a) states of emergency related to the spread of COVID-19 have been declared and (b) various levels of “shelter-in-place” or “safer-at-home” orders have been issued, which (i) direct individuals living in those locations to shelter at their places of residence (subject to limited exceptions), (ii) direct businesses and governmental agencies to cease or limit non-essential operations at physical locations, (iii) limit the number of employees that may be present in a particular location; (iv) prohibit or limit non-essential gatherings of various number of individuals, and (v) order cessation of non-essential travel. The effects of the COVID-19 pandemic and the actions from applicable governmental authorities has negatively impacted productivity, increased cybersecurity risks as a large portion of our workforce has been working remotely, disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses and finances, delayed regulatory and other timelines, and delayed the manufacture and deployment of our satellites. Additionally, some regulatory bodies have furloughed employees, reduced activities and temporarily closed their offices. Such measures may materially delay the review and/or approval of licenses or authorizations we need to operate our business. The magnitude of these impacts will depend, in part, on the length and severity of the pandemic, associated restrictions and resulting economic and financial consequences and other limitations and impediments on the conduct of business in the ordinary course.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 pandemic could cause us to lose revenue, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel continues to be restricted or inadvisable or if members of management and other employees are unable to work because they contract COVID-19, they elect not to come to work due to the illness affecting others in our office or other facilities, or they are subject to quarantines or other governmentally imposed restrictions. Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. In addition, the limitation on capacity may result in our subscribers experiencing slower speeds. This, in turn, could result in higher churn and may negatively affect our financial results.

A portion of the expected sales of our products or services have been, and additional sales may be, delayed or canceled as a result of effects of the COVID-19 pandemic on the operations of our customers.

Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID-19 pandemic. Due to the downturn in financial markets arising from the COVID-19 pandemic, a number of our current enterprise customers are facing uncertain futures. In the event any of these enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to pay for satellite capacity for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our subscriber numbers, business, financial condition, results of operations, and cash flows. We are diligently working to ensure that we can operate with minimal disruption and address potential business interruptions on ourselves and our customers. However, the full extent to which the COVID-19 pandemic could affect the global economy and our business will depend on future developments and factors that cannot be predicted and there can be no assurance that the COVID-19 pandemic will not result in further delays, or possibly reductions, in our recognition of revenue.

Our supply chain may be materially adversely impacted due to the COVID-19 pandemic.

We rely upon the facilities of our domestic and foreign suppliers to support our business. The COVID-19 pandemic has resulted in significant governmental measures in many countries being implemented to control the spread of COVID-19, including restrictions on manufacturing and the movement of employees. As a result, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. The duration of the disruptions and restrictions on the ability to travel, quarantines and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region, are unknown and they may recur and the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time or recur, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.

The COVID-19 pandemic could negatively impact our planned or potential strategic initiatives.

Our strategy includes a number of plans to support the growth of our core businesses, including continuing to selectively explore opportunities to pursue investments, commercial alliances, partnerships, joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, domestically and internationally. The extent to which the COVID-19 pandemic impacts these potential strategic initiatives will depend on future developments that are highly uncertain. If the disruptions posed by the COVID-19 pandemic and related government measures, economic downturns or other matters of global concern continue for an extensive period of time or recur, our ability to pursue and consummate planned or potential strategic initiatives could be materially adversely affected.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Financial Results

On August 6, 2020, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended June 30, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated August 6, 2020 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2020.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.
(I)	Furnished herewith
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 6, 2020	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)