Form 10-Q
period 2020-09-30
Hughes Satellite Systems Corp
filed 2020-11-05
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

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

As of October 29, 2020, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to the construction and operation of our satellites, such as the risk of not being able to timely complete the construction, or a material malfunction on one or more, of our satellites and our general lack of commercial insurance coverage on our satellites;
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
•legal proceedings relating to the BSS Transaction or AGR (each as defined herein) matter, which could result in substantial costs and material adverse effects on our business, results of operations, financial condition and prospects;
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

Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility
i

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
ii

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$443,727	$1,139,435
Marketable investment securities	1,418,436	652,835
Trade accounts receivable and contract assets, net	190,902	196,520
Other current assets, net	293,379	301,652
Total current assets	2,346,444	2,290,442
Non-current assets:
Property and equipment, net	1,688,324	1,857,581
Operating lease right-of-use assets	129,021	113,399
Goodwill	508,660	506,953
Regulatory authorizations, net	410,558	412,363
Other intangible assets, net	20,433	29,321
Other investments, net	105,161	110,040
Other non-current assets, net	296,633	251,936
Total non-current assets	3,158,790	3,281,593
Total assets	$5,505,234	$5,572,035

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$108,918	$121,552
Current portion of long-term debt, net	897,303	—
Contract liabilities	89,622	101,060
Accrued expenses and other current liabilities	267,805	258,417
Total current liabilities	1,363,648	481,029
Non-current liabilities:
Long-term debt, net	1,495,078	2,389,168
Deferred tax liabilities, net	398,579	380,316
Operating lease liabilities	115,366	96,879
Other non-current liabilities	90,704	90,480
Total non-current liabilities	2,099,727	2,956,843
Total liabilities	3,463,375	3,437,872

Commitments and contingencies

Shareholder's equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,485,225	1,478,636
Accumulated other comprehensive income (loss)	(167,169)	(84,636)
Accumulated earnings (losses)	665,229	664,415
Total Hughes Satellite Systems Corporation shareholder's equity	1,983,285	2,058,415
Non-controlling interests	58,574	75,748
Total shareholder's equity	2,041,859	2,134,163
Total liabilities and shareholder's equity	$5,505,234	$5,572,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Services and other revenue	$428,890	$407,396	$1,258,350	$1,214,476
Equipment revenue	46,970	65,725	146,702	175,084
Total revenue	475,860	473,121	1,405,052	1,389,560
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	145,408	142,429	429,246	425,896
Cost of sales - equipment (exclusive of depreciation and amortization)	37,074	51,188	115,524	142,744
Selling, general and administrative expenses	105,309	111,987	324,400	353,559
Research and development expenses	7,676	6,136	21,378	19,411
Depreciation and amortization	123,145	115,948	372,588	342,086
Total costs and expenses	418,612	427,688	1,263,136	1,283,696
Operating income (loss)	57,248	45,433	141,916	105,864
Other income (expense):
Interest income, net	2,839	12,300	16,935	47,341
Interest expense, net of amounts capitalized	(44,177)	(55,608)	(130,644)	(172,502)
Gains (losses) on investments, net	(74)	70	(222)	(290)
Equity in earnings (losses) of unconsolidated affiliates, net	(2,422)	(894)	(4,878)	(2,882)
Foreign currency transaction gains (losses), net	3,072	(11,638)	(4,596)	(10,349)
Other, net	195	(1,559)	(470)	(1,780)
Total other income (expense), net	(40,567)	(57,329)	(123,875)	(140,462)
Income (loss) from continuing operations before income taxes	16,681	(11,896)	18,041	(34,598)
Income tax benefit (provision), net	(5,199)	(5,176)	(24,098)	(1,185)
Net income (loss) from continuing operations	11,482	(17,072)	(6,057)	(35,783)
Net income (loss) from discontinued operations	—	14,382	—	57,734
Net income (loss)	11,482	(2,690)	(6,057)	21,951
Less: Net loss (income) attributable to non-controlling interests	2,167	2,797	9,040	1,359
Net income (loss) attributable to HSSC	$13,649	$107	$2,983	$23,310

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$11,482	$(2,690)	$(6,057)	$21,951
Other comprehensive income (loss), net of tax:
Foreign currency translation	(10,170)	(16,247)	(103,351)	(13,927)
Unrealized gains (losses) on available-for-sale debt securities	20	(130)	(189)	2,188
Other	500	13	380	—
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	—	—	(400)
Total other comprehensive income (loss), net of tax	(9,650)	(16,364)	(103,160)	(12,139)
Comprehensive income (loss)	1,832	(19,054)	(109,217)	9,812
Less: Comprehensive loss (income) attributable to non-controlling interests	4,098	2,797	29,667	1,359
Comprehensive income (loss) attributable to HSSC	$5,930	$(16,257)	$(79,550)	$11,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, June 30, 2019	$1,766,642	$(79,549)	$717,160	$12,066	$2,416,319
Stock-based compensation	1,260	—	—	—	1,260
BSS Transaction (Note 5)	(342,823)				(342,823)
Purchase of non-controlling interest	1,833	—	—	(1,833)	—
Other comprehensive income (loss)	—	(16,364)	—	—	(16,364)
Net income (loss)	—	—	107	(2,797)	(2,690)
Other, net	66	—	—	1,758	1,824
Balance, September 30, 2019	$1,426,978	$(95,913)	$717,267	$9,194	$2,057,526

Balance, June 30, 2020	1,484,359	(159,450)	651,580	58,425	2,034,914
Stock-based compensation	983	—	—	—	983
Contribution by non-controlling interest holder	—	—	—	4,268	4,268
Other comprehensive income (loss)	—	(7,719)	—	(1,931)	(9,650)
Net income (loss)	—	—	13,649	(2,167)	11,482
Other, net	(117)	—	—	(21)	(138)
Balance, September 30, 2020	$1,485,225	$(167,169)	$665,229	$58,574	$2,041,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2018	$1,767,037	$(83,774)	$693,957	$15,275	$2,392,495
Stock-based compensation	4,116	—	—	—	4,116
BSS Transaction (Note 5)	(342,823)				(342,823)
Purchase of non-controlling interest	(833)	—	—	(6,480)	(7,313)
Other comprehensive income (loss)	—	(12,139)	—	—	(12,139)
Net income (loss)	—	—	23,310	(1,359)	21,951
Other, net	(519)	—	—	1,758	1,239
Balance, September 30, 2019	$1,426,978	$(95,913)	$717,267	$9,194	$2,057,526

Balance, December 31, 2019	$1,478,636	$(84,636)	$664,415	$75,748	$2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	2,919	—	—	—	2,919
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,514)	2,824
Contribution by non-controlling interest holder		—	—	14,268	14,268
Other comprehensive income (loss)	—	(82,533)	—	(20,627)	(103,160)
Net income (loss)	—	—	2,983	(9,040)	(6,057)
Other, net	(668)	—	—	(21)	(689)
Balance, September 30, 2020	$1,485,225	$(167,169)	$665,229	$58,574	$2,041,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(6,057)	$21,951
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	372,588	428,012
Losses (gains) on investments, net	222	290
Equity in losses (earnings) of unconsolidated affiliates, net	4,878	2,882
Foreign currency transaction losses (gains), net	4,596	10,349
Deferred tax provision (benefit), net	16,608	(34,092)
Stock-based compensation	4,203	4,116
Amortization of debt issuance costs	3,212	4,882
Other, net	376	2,188
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(14,097)	(5,435)
Other current assets, net	(363)	(19,067)
Trade accounts payable	(11,557)	15,192
Contract liabilities	(11,438)	37,308
Accrued expenses and other current liabilities	25,300	46,535
Non-current assets and non-current liabilities, net	(33,652)	6,129
Net cash flows from operating activities	354,819	521,240

Cash flows from investing activities:
Purchases of marketable investment securities	(1,611,870)	(462,625)
Sales and maturities of marketable investment securities	843,294	1,375,242
Expenditures for property and equipment	(263,884)	(224,994)
Expenditures for externally marketed software	(27,824)	(21,364)
Dividend received from unconsolidated affiliate	—	2,284
Net cash flows from investing activities	(1,060,284)	668,543

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	(920,923)
Payment of finance lease obligations	(606)	(29,135)
Payment of in-orbit incentive obligations	(1,268)	(5,269)
Contribution by non-controlling interest holder	14,268	—
Purchase of non-controlling interest	—	(7,313)
Other, net	998	1,172
Net cash flows from financing activities	13,392	(961,468)

Effect of exchange rates on cash and cash equivalents	(3,727)	310
Net increase (decrease) in cash and cash equivalents	(695,800)	228,625
Cash and cash equivalents, including restricted amounts, beginning of period	1,140,322	848,619
Cash and cash equivalents, including restricted amounts, end of period	$444,522	$1,077,244
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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America; and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 13. Segment Reporting for further detail.

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH Network Corporation (“DISH”) and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we and EchoStar and its other subsidiaries transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and EchoStar’s joint venture Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and its subsidiaries, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) EchoStar distributed to each holder of shares of EchoStar’s Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of EchoStar’s Class A or Class B common stock owned by such EchoStar stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three and nine months ended September 30, 2019, as presented in these unaudited Condensed Consolidated Financial Statements and the accompanying notes (collectively, the “Condensed Consolidated Financial Statements”).

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
The application of ASC 326 requirements did not materially affect our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of adopting this new guidance and do not expect it to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. We expect to utilize the optional expedients provided by the guidance for contracts amended solely to use an alternative reference rate. We have evaluated the impact of adopting this new guidance and do not expect it to have a material impact on our consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2020	December 31, 2019
Trade accounts receivable and contract assets, net:
Sales and services	$162,390	$152,632
Leasing	4,017	4,016
Total trade accounts receivable	166,407	156,648
Contract assets	43,896	63,649
Allowance for doubtful accounts	(19,401)	(23,777)
Total trade accounts receivable and contract assets, net	$190,902	$196,520

Contract liabilities:
Current	$89,622	$101,060
Non-current	11,663	10,572
Total contract liabilities	$101,285	$111,632

The following table presents the revenue recognized in the Condensed Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue	$3,794	$19,490	$63,581	$67,263

The following table presents the activity in our allowance for doubtful accounts:

	For the nine months ended September 30,
	2020	2019
Balance at beginning of period	$23,777	$16,604
Credit losses (1)	12,253	22,031
Deductions	(15,367)	(13,979)
Foreign currency translation	(1,262)	596
Balance at end of period	$19,401	$25,252
(1)The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2020	2019
Balance at beginning of period	$113,592	$114,306
Additions	68,589	71,651
Amortization expense	(75,429)	(72,412)
Foreign currency translation	(2,984)	(1,012)
Balance at end of period	$103,768	$112,533

We recognized amortization expenses related to contract acquisition costs of $25.7 million and $24.7 million for the three months ended September 30, 2020 and 2019, respectively.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $677.9 million. We expect to recognize 38.9% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
North America	$392,950	$4,402	$(281)	$397,071
South and Central America	38,578	—	—	38,578
Other	35,234	—	4,977	40,211
Total revenue	$466,762	$4,402	$4,696	$475,860

For the three months ended September 30, 2019
North America	$389,264	$4,098	$571	$393,933
South and Central America	31,747	—	—	31,747
Other	42,724	—	4,717	47,441
Total revenue	$463,735	$4,098	$5,288	$473,121

For the nine months ended September 30, 2020
North America	$1,160,288	$13,233	$(959)	$1,172,562
South and Central America	106,495	—	—	106,495
Other	111,633	—	14,362	125,995
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052

For the nine months ended September 30, 2019
North America	$1,129,491	$11,873	$2,454	$1,143,818
South and Central America	89,005	—	—	89,005
Other	142,423	—	14,314	156,737
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Nature of Products and Services

The following tables presents our revenue disaggregated by the nature of products and services and by segment for the three and nine months ended September 30, 2020 and 2019:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
Services and other revenue:
Services	$409,119	$2,804	$—	$411,923
Lease revenue	10,673	1,598	4,696	16,967
Total services and other revenue	419,792	4,402	4,696	428,890
Equipment revenue:
Equipment	29,387	—	—	29,387
Design, development and construction services	16,375	—	—	16,375
Lease revenue	1,208	—	—	1,208
Total equipment revenue	46,970	—	—	46,970
Total revenue	$466,762	$4,402	$4,696	$475,860

For the three months ended September 30, 2019
Services and other revenue:
Services	$385,477	$2,736	$233	$388,446
Lease revenue	12,533	1,362	5,055	18,950
Total services and other revenue	398,010	4,098	5,288	407,396
Equipment revenue:
Equipment	21,106	—	—	21,106
Design, development and construction services	42,328	—	—	42,328
Lease revenue	2,291	—	—	2,291
Total equipment revenue	65,725	—	—	65,725
Total revenue	$463,735	$4,098	$5,288	$473,121

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2020
Services and other revenue:
Services	$1,198,816	$8,133	$—	$1,206,949
Lease revenue	32,898	5,100	13,403	51,401
Total services and other revenue	1,231,714	13,233	13,403	1,258,350
Equipment revenue:
Equipment	72,744	—	—	72,744
Design, development and construction services	70,600	—	—	70,600
Lease revenue	3,358	—	—	3,358
Total equipment revenue	146,702	—	—	146,702
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052

For the nine months ended September 30, 2019
Services and other revenue:
Services	$1,147,868	$7,953	$878	$1,156,699
Lease revenue	37,967	3,920	15,890	57,777
Total services and other revenue	1,185,835	11,873	16,768	1,214,476
Equipment revenue:
Equipment	77,663	—	—	77,663
Design, development and construction services	93,254	—	—	93,254
Lease revenue	4,167	—	—	4,167
Total equipment revenue	175,084	—	—	175,084
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$1,208	$2,291	$3,358	$4,167
Interest income	14	206	178	716
Total sales-type lease revenue	1,222	2,497	3,536	4,883
Operating lease revenue	16,953	18,744	51,223	57,061
Total lease revenue	$18,175	$21,241	$54,759	$61,944

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $10.6 million and $6.5 million as of September 30, 2020 and December 31, 2019, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents future operating lease payments to be received as of September 30, 2020:

Amounts
Year ending December 31,
2020 (remainder)	$10,067
2021	37,729
2022	34,207
2023	32,100
2024	29,771
2025 and beyond	127,485
Total lease payments	$271,359

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,622,142	$(1,243,586)	$378,556	$1,458,298	$(1,074,968)	$383,330
Satellites	104,620	(36,591)	68,029	104,620	(31,360)	73,260
Total	$1,726,762	$(1,280,177)	$446,585	$1,562,918	$(1,106,328)	$456,590

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Customer premises equipment	$58,332	$49,314	$165,953	$149,724
Satellites	1,744	1,802	5,231	5,277
Real estate	—	—	—	—
Total	$60,076	$51,116	$171,184	$155,001

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 4.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations for the BSS Business:

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Revenue:
Services and other revenue - DISH Network	$54,297	$195,942
Services and other revenue - other	4,915	17,715
Total revenue	59,212	213,657
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	7,307	28,033
Selling, general and administrative expenses	4,107	6,749
Depreciation and amortization	23,788	85,926
Total costs and expenses	35,202	120,708
Operating income (loss)	24,010	92,949
Other income (expense):
Interest expense	(4,632)	(17,365)
Total other income (expense), net	(4,632)	(17,365)
Income (loss) from discontinued operations before income taxes	19,378	75,584
Income tax benefit (provision), net	(4,996)	(17,850)
Net income (loss) from discontinued operations	$14,382	$57,734

No assets or liabilities attributable to our discontinued operations of the BSS Business were held by us as of September 30, 2020 or December 31, 2019.

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS Business for the nine months ended September 30, 2019:

Amounts
Operating activities:
Net income (loss) from discontinued operations	$14,382
Depreciation and amortization	$23,788

Investing activities:
Expenditures for property and equipment	$510

Financing activities:
Payment of finance lease obligations	$27,203
Payment of in-orbit incentive obligations	$3,887

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

•Nimiq 5 Agreement — In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 DBS transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. Following the consummation of the BSS Transaction, we retained certain obligations related to DISH Network’s performance under the Telesat Transponder Agreement.

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

NOTE 5.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Condensed Consolidated Financial Statements from the date of acquisition. Through September 30, 2020, we have incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
All assets and liabilities acquired from Yahsat have been recorded at fair value. The following table presents our updated preliminary allocation of the purchase price:

Amounts
Assets:
Cash and cash equivalents	$8,110
Other current assets, net	7,106
Property and equipment	86,983
Regulatory authorization	4,498
Goodwill	6,076
Other non-current assets, net	1,502
Total assets	$114,275

Liabilities:
Trade accounts payable	$3,879
Accrued expenses and other current liabilities	4,796
Total liabilities	$8,675

Total purchase price (1)	$105,600
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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 6.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2020	December 31, 2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$212,990	$411,706
Commercial paper	1,007,650	236,874
Other debt securities	197,779	4,014
Total available-for-sale debt securities	1,418,419	652,594
Equity securities	17	241
Total marketable investment securities	$1,418,436	$652,835

Debt Securities

Our corporate bond portfolio includes debt instruments issued by individual corporations, primarily in the industrial and financial services industries. Our commercial paper portfolio includes instruments issued by individual corporations, primarily in the industrial, financial services and utilities industries. Our other debt securities portfolio includes investments in various debt instruments, including U.S. government bonds and mutual funds. We consider all liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2020
Corporate bonds	$212,880	$113	$(3)	$212,990
Commercial paper	1,007,650	—	—	1,007,650
Other debt securities	197,771	8	—	197,779
Total available-for-sale debt securities	$1,418,301	$121	$(3)	$1,418,419

As of December 31, 2019
Corporate bonds	$411,312	$395	$(1)	$411,706
Commercial paper	236,873	1	—	236,874
Other debt securities	4,014	—	—	4,014
Total available-for-sale debt securities	$652,199	$396	$(1)	$652,594

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$—	$10,000	$311,822
Gains (losses) on sales, net	$—	$—	$—	$385

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

As of September 30, 2020, all $1.4 billion of our available-for-sale debt securities had contractual maturities of one year or less.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Gains (losses) on investments, net	$(75)	$—	$(224)	$(700)

For the three and nine months ended September 30, 2020 and 2019, we did not have any sales of equity securities.

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (including restricted)	$17,752	$350,040	$367,792	$6,682	$1,056,518	$1,063,200
Debt securities:
Available-for-sale:
Corporate bonds	$—	$212,990	$212,990	$—	$411,706	$411,706
Commercial paper	—	1,007,650	1,007,650	—	236,874	236,874
Other debt securities	197,081	698	197,779	—	4,014	4,014
Total available-for-sale debt securities	197,081	1,221,338	1,418,419	—	652,594	652,594
Equity securities	17	—	17	241	—	241
Total marketable investment securities	$197,098	$1,221,338	$1,418,436	$241	$652,594	$652,835

As of September 30, 2020 and December 31, 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 7.    PROPERTY AND EQUIPMENT

The following tables presents the components of Property and equipment, net:

	As of
	September 30, 2020	December 31, 2019
Property and equipment, net:
Satellites, net	$980,270	$1,127,521
Other property and equipment, net	708,054	730,060
Total property and equipment, net	$1,688,324	$1,857,581

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Satellites

As of September 30, 2020, our operating satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of September 30, 2020 which consists of both owned and leased satellites:

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
(3)    We own the Ka-band and Ku-band payloads on this satellite.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2020	December 31, 2019
Satellites, net:
Satellites - owned	7 to 15	$1,500,438	$1,516,006
Satellites - acquired under finance leases	15	344,376	381,162
Total satellites		1,844,814	1,897,168
Accumulated depreciation:
Satellites - owned		(798,397)	(713,259)
Satellites - acquired under finance leases		(66,147)	(56,388)
Total accumulated depreciation		(864,544)	(769,647)
Total satellites, net		$980,270	$1,127,521

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the depreciation expense and capitalized interest associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Depreciation expense:
Satellites - owned	$27,068	$27,616	$81,205	$81,635
Satellites acquired under finance leases	7,203	6,377	20,421	19,269
Total depreciation expense	$34,271	$33,993	$101,626	$100,904

Capitalized interest	$977	$283	$2,401	$625

Satellite Commitments

As of September 30, 2020 and December 31, 2019, our satellite-related obligations were $233.7 million and $256.9 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and nine months ended September 30, 2020.

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

Fair Value of In-Orbit Incentives

As of September 30, 2020 and December 31, 2019, the fair values of our in-orbit incentive obligations from our continuing operations approximated their carrying amounts of $55.7 million and $57.0 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
NOTE 8.    REGULATORY AUTHORIZATIONS

The following table presents the components of our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$—	$—	$—	$400,043	$400,043
Disposals	—	—	—	(43)	(43)
Balance, September 30, 2019	$—	$—	$—	$400,000	$400,000

Balance, December 31, 2019	$12,524	$(161)	$12,363	$400,000	$412,363
Amortization expense	—	(536)	(536)	—	(536)
Foreign currency translation	(1,303)	34	(1,269)	—	(1,269)
Balance, September 30, 2020	$11,221	$(663)	$10,558	$400,000	$410,558

Weighted average useful life (in years)		14

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

NOTE 9.    OTHER INVESTMENTS

The following table presents the components of Other investments, net:

	As of
	September 30, 2020	December 31, 2019
Other investments, net:
Equity method investments	$97,810	$102,689
Other equity investments	7,351	7,351
Total other investments, net	$105,161	$110,040

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Deluxe	$1,067	$878	$3,340	$2,632
BCS	$2,190	$1,690	$6,643	$6,236

The following table presents trade accounts receivable:

	As of
	September 30, 2020	December 31, 2019
Deluxe	$750	$631
BCS	$6,981	$5,171

Other Equity Investments

During the three and nine months ended September 30, 2020 and 2019, we did not identify any observable price changes requiring an adjustment to our investments.

NOTE 10.    LONG-TERM DEBT

The following table presents the carrying amounts and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective interest rates	As of
		September 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$799,905	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	900,000	935,343	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	815,025	750,000	833,903
Less: Unamortized debt issuance costs		(7,619)	—	(10,832)	—
Total long-term debt		2,392,381	2,550,273	2,389,168	2,622,994
Less: Current portion, net		(897,303)	(935,343)	—	—
Long-term debt, net		$1,495,078	$1,614,930	$2,389,168	$2,622,994

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

Our income tax provision was $5.2 million for the three months ended September 30, 2020 as compared to $5.2 million of income tax benefit for the three months ended September 30, 2019. Our estimated effective income tax rate was 31.2% and (43.5)% for the three months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Our income tax provision was $24.1 million for the nine months ended September 30, 2020 compared to $1.2 million of income tax benefit for the nine months ended September 30, 2019. Our estimated effective income tax rate was 133.6% and (3.4)% for the nine months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by the research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the three and nine months ended September 30, 2020.

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

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCPIL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCPIL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under the payment schedule, HCIPL is required to make a payment of 10% of the legally payable dues by March 31, 2021, and thereafter make payments in yearly installments through 2031. To date, HCIPL has paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders, HCIPL’s payments to date and the impact of foreign exchange rates, we have recorded an accrual of $81.6 million as of September 30, 2020, comprised of $3.9 million for additional license fees, $4.0 million for penalties and $73.8 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2020
External revenue	$466,762	$4,121	$4,977	$475,860
Intersegment revenue	—	281	(281)	—
Total revenue	$466,762	$4,402	$4,696	$475,860

EBITDA	$190,016	$2,274	$(8,959)	$183,331
Capital expenditures	$88,848	$41	$—	$88,889

For the three months ended September 30, 2019
External revenue	$463,735	$3,772	$5,614	$473,121
Intersegment revenue	—	326	(326)	—
Total revenue	$463,735	$4,098	$5,288	$473,121

EBITDA	$155,940	$1,791	$(7,574)	$150,157
Capital expenditures	$76,572	$—	$—	$76,572

For the nine months ended September 30, 2020
External revenue	$1,378,416	$12,274	$14,362	$1,405,052
Intersegment revenue	—	959	(959)	—
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052

EBITDA	$531,276	$5,847	$(23,745)	$513,378
Capital expenditures	$263,844	$41	$—	$263,885

For the nine months ended September 30, 2019
External revenue	$1,360,919	$11,058	$17,583	$1,389,560
Intersegment revenue	—	815	(815)	—
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560

EBITDA	$448,837	$5,006	$(19,835)	$434,008
Capital expenditures	$224,483	$—	$—	$224,483

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table reconciles Income (loss) from continuing operations before income taxes in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$16,681	$(11,896)	$18,041	$(34,598)
Interest income, net	(2,839)	(12,300)	(16,935)	(47,341)
Interest expense, net of amounts capitalized	44,177	55,608	130,644	172,502
Depreciation and amortization	123,145	115,948	372,588	342,086
Net loss (income) attributable to non-controlling interests	2,167	2,797	9,040	1,359
EBITDA	$183,331	$150,157	$513,378	$434,008

NOTE 14.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue - EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Services and other revenue - EchoStar	$4,974	$4,448	$14,361	$13,345

The following table presents the corresponding related party receivables:

	As of
	September 30, 2020	December 31, 2019
Related party receivables - EchoStar - current	$109,543	$131,892
Related party receivables - EchoStar - non-current	54,865	19,759
Total related party receivables - EchoStar	$164,408	$151,651

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current.  No repayment schedule for these receivables has been determined.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded the revenue related to these services within Services and other revenue - EchoStar of $5.0 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively, and $14.4 million and $14.3 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, we have converted the receivables for certain of these services into loans payable on demand and bearing an annual interest rate of 5%. We report these loans within Related party receivables - EchoStar - non-current.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Operating Expenses - EchoStar

The following table presents our operating expenses related to EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating expenses - EchoStar	$15,163	$14,506	$41,665	$42,235

The following table presents the corresponding related party payables:

	As of
	September 30, 2020	December 31, 2019
Related party payables - EchoStar - current	$14,029	$11,132
Related party payables - EchoStar - non-current	24,529	23,980
Total related party payables - EchoStar	$38,558	$35,112

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements within Related party payables - EchoStar - current.  No repayment schedule for these payables has been determined.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These shared corporate services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange, we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.  We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $0.9 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $7.6 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Construction Management Services for EchoStar XXIV Satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Space Systems Loral, LLC for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

In connection with and following the Spin-off, the Share Exchange and the BSS Transaction, we, EchoStar and certain of its other subsidiaries and DISH Network entered into certain agreements pursuant to which we, EchoStar and certain of its other subsidiaries, on the one hand, obtain certain products, services and rights from DISH Network, on the other hand; DISH Network, on the one hand, obtains certain products, services and rights from us, EchoStar and certain of its other subsidiaries, on the other hand; and such entities indemnify each other against certain liabilities arising from their respective businesses. Generally, the amounts we and/or EchoStar and its other subsidiaries or DISH Network pay for products and services provided under the agreements are based on cost plus a fixed margin (unless noted differently below), which varies depending on the nature of the products and services provided. We and/or EchoStar and its other subsidiaries may also enter into additional agreements with DISH Network in the future.

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue from DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Services and other revenue - DISH Network	$6,115	$9,747	$20,322	$32,021

The following table presents the related trade accounts receivable:

	As of
	September 30, 2020	December 31, 2019
Trade accounts receivable - DISH Network	$6,553	$8,876

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

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of our Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
successive one year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating expenses - DISH Network	$1,172	$701	$3,532	$2,467

The following table presents the related trade accounts payable:

	As of
	September 30, 2020	December 31, 2019
Trade accounts payable - DISH Network	$818	$502

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5.2 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and $14.2 million and $13.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

BSS Transaction Tax Matters Agreement. Effective September 2019, in connection with the BSS Transaction, EchoStar, BSS Corp. and DISH entered into a tax matters agreement. This agreement governs certain rights, responsibilities and obligations of EchoStar and its subsidiaries with respect to taxes of the BSS Business transferred pursuant to the BSS Transaction. Generally, EchoStar is responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the BSS Transaction and DISH is responsible for all tax returns and tax liabilities for the BSS Business from and after the BSS Transaction. Both EchoStar and DISH made certain tax-related representations and are subject to various tax-related covenants after the consummation of the BSS Transaction. Both EchoStar and DISH Network have agreed to indemnify each other for certain losses if there is a breach of any of the tax representations or violation of any of the tax covenants in the tax matters agreement and that breach or violation results in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar or its stockholders for U.S. federal income tax purposes. In addition, DISH Network has agreed to indemnify EchoStar if the BSS Business is acquired, either directly or indirectly (e.g., via an acquisition of DISH Network), by one or more persons, where either it took an action, or knowingly facilitated, consented to or assisted with an action by its stockholders, that resulted in the failure of the BSS Transaction being treated as a transaction that is tax-free for EchoStar and its stockholders for U.S. federal income tax purposes. This tax matters agreement supplements the Tax Sharing Agreement outlined above and the Share Exchange Tax Matters Agreement outlined below, both of which continue in full force and effect.

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

NOTE 16.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of EchoStar’s board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Condensed Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
TerreStar Solutions, Inc.

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.7 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $3.8 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had trade accounts receivable from TSI of $0.0 million and $2.7 million, respectively.

Global-IP Cayman

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated this agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of this agreement. We have reserved our rights and remedies against Global IP under this agreement. We have not recognized any revenue since the termination of this agreement. As of September 30, 2020, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined EchoStar’s board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite and the EchoStar XXI satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $0.9 million and $12.1 million for the three months ended September 30, 2020 and 2019, respectively, and $5.3 million and $78.9 million for the nine months ended September 30, 2020 and 2019, respectively. At both September 30, 2020 and December 31, 2019, we had no trade accounts payable to Maxar Tech.

NOTE 17.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Cost of sales - equipment (exclusive of depreciation and amortization)	$4,158	$6,564	$14,762	$18,275
Research and development expenses	$7,676	$6,136	$21,378	$19,411

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table reconciles Cash and cash equivalents and restricted cash, as presented in the Condensed Consolidated Balance Sheets, to the total of the same as presented in the Condensed Consolidated Statements of Cash Flows:

	For the nine months ended September 30,
	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,139,435	$847,823
Restricted cash	887	796
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,140,322	$848,619

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$443,727	$1,076,271
Restricted cash	795	973
Total cash and cash equivalents, included restricted amounts, end of period	$444,522	$1,077,244

Other Current Assets, Net and Other Non-Current Assets, Net

The following table presents the components of Other current assets, net, and Other non-current assets, net:

	As of
	September 30, 2020	December 31, 2019
Other current assets, net:
Trade accounts receivable - DISH Network	$6,553	$8,876
Inventory	93,597	79,474
Prepaids and deposits	43,758	42,324
Contract acquisition costs, net	12,578	16,869
Related party receivables - EchoStar	109,543	131,892
Other, net	27,350	22,217
Total other current assets, net	$293,379	$301,652

Other non-current assets, net:
Restricted cash	$795	$887
Deferred tax assets, net	9,449	7,215
Capitalized software, net	111,912	101,786
Contract acquisition costs, net	91,190	96,723
Contract fulfillment costs, net	2,625	3,010
Related party receivables - EchoStar	54,865	19,759
Other, net	25,797	22,556
Total other non-current assets, net	$296,633	$251,936

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the nine months ended September 30, 2020
	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$—
Credit losses (1)	1,595	13,378
Foreign currency translation	152	(606)
Balance at end of period	$1,747	$12,772

(1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities:
Trade accounts payable - DISH Network	$818	$502
Accrued interest	36,813	32,184
Accrued compensation	47,999	42,846
Accrued taxes	11,652	18,493
Operating lease obligation	14,466	14,112
Related party payables - EchoStar	14,029	11,132
Other	142,028	139,148
Total accrued expenses and other current liabilities	$267,805	$258,417

Other non-current liabilities:
Related party payables - EchoStar	$24,529	$23,980
Other	66,175	66,500
Total other non-current liabilities	$90,704	$90,480

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2020	December 31, 2019
Raw materials	$6,357	$4,240
Work-in-process	9,197	6,979
Finished goods	78,043	68,255
Total inventory	$93,597	$79,474

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$128,399	$176,919
Cash paid for income taxes	$3,550	$1,919

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(1,418)	$(1,883)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$363,227	$40,947	$39,553	$—	$443,727
Marketable investment securities	1,418,436	—	—	—	1,418,436
Trade accounts receivable and contract assets, net	—	135,355	55,547	—	190,902
Other current assets	93,564	823,948	97,272	(721,405)	293,379
Total current assets	1,875,227	1,000,250	192,372	(721,405)	2,346,444
Non-current assets:
Property and equipment, net	—	1,344,094	344,230	—	1,688,324
Operating lease right-of-use assets	—	100,742	28,279	—	129,021
Goodwill	—	504,173	4,487	—	508,660
Regulatory authorizations, net	—	400,000	10,558	—	410,558
Other intangible assets, net	—	20,433	—	—	20,433
Other investments, net	—	105,161	—	—	105,161
Investment in subsidiaries	2,884,940	216,617	—	(3,101,557)	—
Other non-current assets, net	35,403	288,962	82,081	(109,813)	296,633
Total non-current assets	2,920,343	2,980,182	469,635	(3,211,370)	3,158,790
Total assets	$4,795,570	$3,980,432	$662,007	$(3,932,775)	$5,505,234
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$89,227	$19,691	$—	$108,918
Current portion of long-term debt, net	897,303	—	—	—	897,303
Contract liabilities	—	85,029	4,593	—	89,622
Accrued expenses and other current liabilities	419,904	331,061	238,245	(721,405)	267,805
Total current liabilities	1,317,207	505,317	262,529	(721,405)	1,363,648
Non-current liabilities:
Long-term debt, net	1,495,078	—	—	—	1,495,078
Deferred tax liabilities, net	—	433,366	—	(34,787)	398,579
Operating lease liabilities	—	92,101	23,265	—	115,366
Other non-current liabilities	—	65,271	100,459	(75,026)	90,704
Total non-current liabilities	1,495,078	590,738	123,724	(109,813)	2,099,727
Total liabilities	2,812,285	1,096,055	386,253	(831,218)	3,463,375
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	1,983,285	2,884,377	217,180	(3,101,557)	1,983,285
Non-controlling interests	—	—	58,574	—	58,574
Total shareholder's equity	1,983,285	2,884,377	275,754	(3,101,557)	2,041,859
Total liabilities and shareholder's equity	$4,795,570	$3,980,432	$662,007	$(3,932,775)	$5,505,234

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1,057,903	$32,338	$49,194	$—	$1,139,435
Marketable investment securities	652,594	241	—	—	652,835
Trade accounts receivable and contract assets, net	—	129,722	66,798	—	196,520
Other current assets	93,536	602,337	107,959	(502,180)	301,652
Total current assets	1,804,033	764,638	223,951	(502,180)	2,290,442
Non-current assets:
Property and equipment, net	—	1,459,151	398,430	—	1,857,581
Operating lease right-of-use assets	—	89,106	24,293	—	113,399
Goodwill	—	504,173	2,780	—	506,953
Regulatory authorizations, net	—	400,000	12,363	—	412,363
Other intangible assets, net	—	29,321	—	—	29,321
Other investments, net	—	110,040	—	—	110,040
Investment in subsidiaries	2,876,572	282,163	—	(3,158,735)	—
Other non-current assets, net	10,672	772,193	42,557	(573,486)	251,936
Total non-current assets	2,887,244	3,646,147	480,423	(3,732,221)	3,281,593
Total assets	$4,691,277	$4,410,785	$704,374	$(4,234,401)	$5,572,035
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$102,744	$18,808	$—	$121,552
Contract liabilities	—	96,485	4,575	—	101,060
Accrued expenses and other current liabilities	243,694	314,583	202,320	(502,180)	258,417
Total current liabilities	243,694	513,812	225,703	(502,180)	481,029
Non-current liabilities:
Long-term debt, net	2,389,168	—	—	—	2,389,168
Deferred tax liabilities, net	—	390,288	—	(9,972)	380,316
Operating lease liabilities	—	77,366	19,513	—	96,879
Other non-current liabilities	—	553,518	100,476	(563,514)	90,480
Total non-current liabilities	2,389,168	1,021,172	119,989	(573,486)	2,956,843
Total liabilities	2,632,862	1,534,984	345,692	(1,075,666)	3,437,872
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,058,415	2,875,801	282,934	(3,158,735)	2,058,415
Non-controlling interests	—	—	75,748	—	75,748
Total shareholder's equity	2,058,415	2,875,801	358,682	(3,158,735)	2,134,163
Total liabilities and shareholder's equity	$4,691,277	$4,410,785	$704,374	$(4,234,401)	$5,572,035

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$367,007	$70,686	$(8,803)	$428,890
Equipment revenue	—	62,643	4,887	(20,560)	46,970
Total revenue	—	429,650	75,573	(29,363)	475,860
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	112,074	41,988	(8,654)	145,408
Cost of sales - equipment (exclusive of depreciation and amortization)	—	56,311	1,323	(20,560)	37,074
Selling, general and administrative expenses	—	90,020	15,438	(149)	105,309
Research and development expenses	—	7,509	167	—	7,676
Depreciation and amortization	—	97,213	25,932	—	123,145
Total costs and expenses	—	363,127	84,848	(29,363)	418,612
Operating income (loss)	—	66,523	(9,275)	—	57,248
Other income (expense):
Interest income	1,398	1,025	1,375	(959)	2,839
Interest expense, net of amounts capitalized	(40,512)	(286)	(4,338)	959	(44,177)
Gains (losses) on investments, net	(75)	1	—	—	(74)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(2,422)	—	—	(2,422)
Equity in earnings (losses) of subsidiaries, net	43,893	(7,079)	—	(36,814)	—
Foreign currency transaction gains (losses), net	—	5	3,067	—	3,072
Other, net	—	(82)	277	—	195
Total other income (expense), net	4,704	(8,838)	381	(36,814)	(40,567)
Income (loss) from continuing operations before income taxes	4,704	57,685	(8,894)	(36,814)	16,681
Income tax benefit (provision), net	8,945	(13,760)	(384)	—	(5,199)
Net income (loss)	13,649	43,925	(9,278)	(36,814)	11,482
Less: Net loss (income) attributable to non-controlling interests	—	—	2,167	—	2,167
Net income (loss) attributable to HSSC	$13,649	$43,925	$(7,111)	$(36,814)	$13,649
Comprehensive income (loss):
Net income (loss)	$13,649	$43,925	$(9,278)	$(36,814)	$11,482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(10,170)	—	(10,170)
Unrealized gains (losses) on available-for-sale securities	20	—	—	—	20
Other	—	—	500	—	500
Equity in other comprehensive income (loss) of subsidiaries, net	(7,739)	(7,739)	—	15,478	—
Total other comprehensive income (loss), net of tax	(7,719)	(7,739)	(9,670)	15,478	(9,650)
Comprehensive income (loss)	5,930	36,186	(18,948)	(21,336)	1,832
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	4,098	—	4,098
Comprehensive income (loss) attributable to HSSC	$5,930	$36,186	$(14,850)	$(21,336)	$5,930

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$356,682	$59,569	$(8,855)	$407,396
Equipment revenue	—	76,905	4,246	(15,426)	65,725
Total revenue	—	433,587	63,815	(24,281)	473,121
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	110,388	40,428	(8,387)	142,429
Cost of sales - equipment (exclusive of depreciation and amortization)	—	63,437	3,177	(15,426)	51,188
Selling, general and administrative expenses	—	88,853	23,602	(468)	111,987
Research and development expenses	—	5,953	183	—	6,136
Depreciation and amortization	—	99,099	16,849	—	115,948
Total costs and expenses	—	367,730	84,239	(24,281)	427,688
Operating income (loss)	—	65,857	(20,424)	—	45,433
Other income (expense):
Interest income	10,968	1,466	1,106	(1,240)	12,300
Interest expense, net of amounts capitalized	(40,433)	(1,016)	(15,399)	1,240	(55,608)
Gains (losses) on investments, net	37	33	—	—	70
Equity in earnings (losses) of unconsolidated affiliates, net	—	(894)	—	—	(894)
Equity in earnings (losses) of subsidiaries, net	26,054	(44,409)	—	18,355	—
Foreign currency transaction gains (losses), net	—	(3)	(11,635)	—	(11,638)
Other, net	—	(6)	(1,553)	—	(1,559)
Total other income (expense), net	(3,374)	(44,829)	(27,481)	18,355	(57,329)
Income (loss) from continuing operations before income taxes	(3,374)	21,028	(47,905)	18,355	(11,896)
Income tax benefit (provision), net	7,590	(13,375)	609	—	(5,176)
Net income (loss) from continuing operations	4,216	7,653	(47,296)	18,355	(17,072)
Net income (loss) from discontinued operations	(4,109)	18,491	—	—	14,382
Net income (loss)	107	26,144	(47,296)	18,355	(2,690)
Less: Net loss (income) attributable to non-controlling interests	—	—	2,797	—	2,797
Net income (loss) attributable to HSSC	$107	$26,144	$(44,499)	$18,355	$107
Comprehensive income (loss):
Net income (loss)	$107	$26,144	$(47,296)	$18,355	$(2,690)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(16,247)	—	(16,247)
Unrealized gains (losses) on available-for-sale securities	15	—	(145)	—	(130)
Other	—	—	13	—	13
Equity in other comprehensive income (loss) of subsidiaries, net	(16,379)	(16,379)	—	32,758	—
Total other comprehensive income (loss), net of tax	(16,364)	(16,379)	(16,379)	32,758	(16,364)
Comprehensive income (loss)	(16,257)	9,765	(63,675)	51,113	(19,054)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	2,797	—	2,797
Comprehensive income (loss) attributable to HSSC	$(16,257)	$9,765	$(60,878)	$51,113	$(16,257)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,087,252	$197,827	$(26,729)	$1,258,350
Equipment revenue	—	186,814	16,563	(56,675)	146,702
Total revenue	—	1,274,066	214,390	(83,404)	1,405,052
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	333,195	121,582	(25,531)	429,246
Cost of sales - equipment (exclusive of depreciation and amortization)	—	158,800	13,399	(56,675)	115,524
Selling, general and administrative expenses	—	269,090	56,508	(1,198)	324,400
Research and development expenses	—	20,924	454	—	21,378
Depreciation and amortization	—	295,236	77,352	—	372,588
Total costs and expenses	—	1,077,245	269,295	(83,404)	1,263,136
Operating income (loss)	—	196,821	(54,905)	—	141,916
Other income (expense):
Interest income	13,603	2,999	3,163	(2,830)	16,935
Interest expense, net of amounts capitalized	(121,477)	(1,367)	(10,630)	2,830	(130,644)
Gains (losses) on investments, net	(73)	(149)	—	—	(222)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(4,878)	—	—	(4,878)
Equity in earnings (losses) of subsidiaries, net	86,290	(59,399)	—	(26,891)	—
Foreign currency transaction gains (losses), net	—	(241)	(4,355)	—	(4,596)
Other, net	—	(632)	162	—	(470)
Total other income (expense), net	(21,657)	(63,667)	(11,660)	(26,891)	(123,875)
Income (loss) from continuing operations before income taxes	(21,657)	133,154	(66,565)	(26,891)	18,041
Income tax benefit (provision), net	24,640	(46,660)	(2,078)	—	(24,098)
Net income (loss)	2,983	86,494	(68,643)	(26,891)	(6,057)
Less: Net loss (income) attributable to non-controlling interests	—	—	9,040	—	9,040
Net income (loss) attributable to HSSC	$2,983	$86,494	$(59,603)	$(26,891)	$2,983
Comprehensive income (loss):
Net income (loss)	$2,983	$86,494	$(68,643)	$(26,891)	$(6,057)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(103,351)	—	(103,351)
Unrealized gains (losses) on available-for-sale securities	(189)	—	—	—	(189)
Other	—	—	380	—	380
Equity in other comprehensive income (loss) of subsidiaries, net	(82,344)	(82,344)	—	164,688	—
Total other comprehensive income (loss), net of tax	(82,533)	(82,344)	(102,971)	164,688	(103,160)
Comprehensive income (loss)	(79,550)	4,150	(171,614)	137,797	(109,217)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	29,667	—	29,667
Comprehensive income (loss) attributable to HSSC	$(79,550)	$4,150	$(141,947)	$137,797	$(79,550)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,062,574	$178,525	$(26,623)	$1,214,476
Equipment revenue	—	190,394	21,961	(37,271)	175,084
Total revenue	—	1,252,968	200,486	(63,894)	1,389,560
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	330,634	120,061	(24,799)	425,896
Cost of sales - equipment (exclusive of depreciation and amortization)	—	164,027	15,988	(37,271)	142,744
Selling, general and administrative expenses	88	290,556	64,739	(1,824)	353,559
Research and development expenses	—	18,893	518	—	19,411
Depreciation and amortization	—	293,519	48,567	—	342,086
Total costs and expenses	88	1,097,629	249,873	(63,894)	1,283,696
Operating income (loss)	(88)	155,339	(49,387)	—	105,864
Other income (expense):
Interest income	44,693	3,403	2,198	(2,953)	47,341
Interest expense, net of amounts capitalized	(150,234)	(7,302)	(17,919)	2,953	(172,502)
Gains (losses) on investments, net	437	(727)	—	—	(290)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(2,882)	—	—	(2,882)
Equity in earnings (losses) of subsidiaries, net	110,118	(77,204)	—	(32,914)	—
Foreign currency transaction gains (losses), net	—	(19)	(10,330)	—	(10,349)
Other, net	(100)	(38)	(1,642)	—	(1,780)
Total other income (expense), net	4,914	(84,769)	(27,693)	(32,914)	(140,462)
Income (loss) from continuing operations before income taxes	4,826	70,570	(77,080)	(32,914)	(34,598)
Income tax benefit (provision), net	25,193	(24,656)	(1,722)	—	(1,185)
Net income (loss) from continuing operations	30,019	45,914	(78,802)	(32,914)	(35,783)
Net income (loss) from discontinued operations	(6,709)	64,443	—	—	57,734
Net income (loss)	23,310	110,357	(78,802)	(32,914)	21,951
Less: Net loss (income) attributable to non-controlling interests	—	—	1,359	—	1,359
Net income (loss) attributable to HSSC	$23,310	$110,357	$(77,443)	$(32,914)	$23,310
Comprehensive income (loss):
Net income (loss)	$23,310	$110,357	$(78,802)	$(32,914)	$21,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(13,927)	—	(13,927)
Unrealized gains (losses) on available-for-sale securities	2,333	—	(145)	—	2,188
Other	—	—	—	—	—
Equity in other comprehensive income (loss) of subsidiaries, net	(14,072)	(14,072)	—	28,144	—
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(400)	—	—	—	(400)
Total other comprehensive income (loss), net of tax	(12,139)	(14,072)	(14,072)	28,144	(12,139)
Comprehensive income (loss)	11,171	96,285	(92,874)	(4,770)	9,812
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	1,359	—	1,359
Comprehensive income (loss) attributable to HSSC	$11,171	$96,285	$(91,515)	$(4,770)	$11,171

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$2,983	$86,494	$(68,643)	$(26,891)	$(6,057)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(37,046)	261,104	109,927	26,891	360,876
Net cash flows from operating activities	(34,063)	347,598	41,284	—	354,819

Cash flows from investing activities:
Purchases of marketable investment securities	(1,611,870)	—	—	—	(1,611,870)
Sales and maturities of marketable investment securities	843,294	—	—	—	843,294
Dividend received from unconsolidated affiliate	—	—	—	—	—
Expenditures for property and equipment	—	(152,660)	(111,224)	—	(263,884)
Expenditures for externally marketed software	—	(27,824)	—	—	(27,824)
Distributions (contributions) and advances from (to) subsidiaries, net	107,963	(49,274)	—	(58,689)	—
Net cash flows from investing activities	(660,613)	(229,758)	(111,224)	(58,689)	(1,060,284)

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(606)	—	(606)
Payment of in-orbit incentive obligations	—	(1,268)	—	—	(1,268)
Contribution by non-controlling interest holder	—	—	14,268	—	14,268
Other, net	—	—	998	—	998
Contributions (distributions) and advances (to) from parent, net	—	(107,963)	49,274	58,689	—
Net cash flows from financing activities	—	(109,231)	63,934	58,689	13,392

Effect of exchange rates on cash and cash equivalents	—	—	(3,727)	—	(3,727)
Net increase (decrease) in cash and cash equivalents	(694,676)	8,609	(9,733)	—	(695,800)
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$363,227	$40,947	$40,348	$—	$444,522

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$23,310	$110,357	$(78,802)	$(32,914)	$21,951
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(132,557)	493,418	105,514	32,914	499,289
Net cash flows from operating activities	(109,247)	603,775	26,712	—	521,240

Cash flows from investing activities:
Purchases of marketable investment securities	(462,625)	—	—	—	(462,625)
Sales and maturities of marketable investment securities	1,375,245	(3)	—	—	1,375,242
Dividend received from unconsolidated affiliate	—	2,284	—	—	2,284
Expenditures for property and equipment	—	(162,643)	(62,351)	—	(224,994)
Expenditures for externally marketed software	—	(21,364)	—	—	(21,364)
Distributions (contributions) and advances from (to) subsidiaries, net	359,145	(38,282)	—	(320,863)	—
Net cash flows from investing activities	1,271,765	(220,008)	(62,351)	(320,863)	668,543

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	(920,923)	—	—	—	(920,923)
Payment of finance lease obligations	—	(27,203)	(1,932)	—	(29,135)
Payment of in-orbit incentive obligations	—	(5,269)	—	—	(5,269)
Purchase of non-controlling interest	—	(2,666)	(4,647)	—	(7,313)
Other, net	—	—	1,172	—	1,172
Contributions (distributions) and advances (to) from parent, net	—	(359,145)	38,282	320,863	—
Net cash flows from financing activities	(920,923)	(394,283)	32,875	320,863	(961,468)

Effect of exchange rates on cash and cash equivalents	—	—	310	—	310
Net increase (decrease) in cash and cash equivalents	241,595	(10,516)	(2,454)	—	228,625
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$1,013,313	$35,837	$28,094	$—	$1,077,244

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH Network Corporation (“DISH”) and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we, EchoStar and its other subsidiaries transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (together with DISH, “DISH Network”) and EchoStar’s joint venture Dish Mexico, S. de R.L. de C.V. (“Dish Mexico”) and its subsidiaries, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) EchoStar distributed to each holder of shares of EchoStar’s Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of EchoStar’s Class A or Class B common stock owned by such EchoStar stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the three and nine months ended September 30, 2019 in our Accompanying Condensed Consolidated Financial Statements. Refer to Note 4. Discontinued Operations in our Accompanying Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

We currently operate in two business segments: Hughes and ESS. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other.

All amounts presented in this Management’s Discussion and Analysis reference results from continuing operations unless otherwise noted and are expressed in thousands of United States (“U.S.”) dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Nine Months Ended September 30, 2020:

•Revenue of $1.4 billion
•Operating income (loss) of $141.9 million
•Net income (loss) from continuing operations of $6.1 million
•Net income (loss) attributable to HSSC of $3.0 million
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $513.4 (refer to the reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of September 30, 2020:

•Total assets of $5.5 billion
•Total liabilities of $3.5 billion
•Total shareholder’s equity of $2.0 billion
•Cash and cash equivalents and marketable investment securities of $1.9 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers in our domestic and international markets across wholesale and retail channels. Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. As a result of the COVID-19 pandemic, in accordance with instructions received from some of our enterprise customers, we have deferred or canceled the delivery of some products or services. In the third quarter of 2020, we have recognized revenue for services that have been provided and are no longer deferred. In addition, we have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

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

In August 2017, a subsidiary of EchoStar entered into a contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. Space Systems/Loral, LLC (“SS/L”), the manufacturer of our EchoStar XXIV satellite has notified us of a delay in completion of the satellite. The EchoStar XXIV satellite is expected to be launched no earlier than the first quarter of 2022. This or other delays or impediments to SS/L’s meeting its obligations could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other in its segment reporting.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A satellite and the EchoStar XIX satellite in South America.

Our broadband subscribers include customers that subscribe to our HughesNet service in North and Latin America through retail, wholesale and small/medium enterprise service channels. In connection with the COVID-19 pandemic, we voluntarily signed on to the Federal Communications Commissions’ (“FCC”) Keep Americans Connected Pledge (the “Pledge”), promising not to terminate residential or small business customers because of their inability to pay their bills due to the disruptions caused by the COVID-19 pandemic. As a result, we have provided HughesNet service to consumers who may not have the ability to pay for such services, but have excluded any subscribers whose HughesNet service would have ordinarily been terminated in the absence of the Pledge from our subscriber numbers as of June 30, 2020.

The following table presents our approximate subscribers:

	As of
	September 30, 2020	June 30, 2020
Broadband subscribers in the United States	1,216,000	1,221,000
Broadband subscribers in Latin America	364,000	321,000
Total broadband subscribers	1,580,000	1,542,000

During the third quarter of 2020, our gross subscriber additions increased by approximately 9,000 as compared to the second quarter of 2020. Our net subscriber additions for the third quarter increased by approximately 12,000 as compared to the second quarter of 2020, reflecting lower churn in the third quarter as compared to the second quarter of 2020, driven primarily by the retention of HughesNet subscribers previously reported as having churned under the Pledge.

As of September 30, 2020 and December 31, 2019, our Hughes segment had $1.1 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of September 30, 2020 decreased primarily due to the bankruptcy of a certain customer and the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of September 30, 2020 and December 31, 2019, our ESS segment had contracted revenue backlog of $7.8 million and $11.4 million respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
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

Due to the COVID-19 pandemic, a large portion of our workforce has been working remotely and we expect certain portions of our workforce to continue to do so from time to time.  While we have cybersecurity risk management tools to help protect our technology, information and networks that our employees access remotely, we cannot guarantee the security of the network that they will be using, the security status of the other non-company managed devices that might be on the network to which they are connected or the devices or networks used by third parties with whom our employees conduct business, such as customers, suppliers, vendors and other persons.  Additionally, there continues to be a significant amount of COVID-19 related cyber-fraud and phishing attacks that continue to target our employees, vendors, suppliers, customers and others. Accordingly, we increased our cybersecurity efforts and resources as a result of the COVID-19 pandemic.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2020 and through November 5, 2020. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table presents our consolidated results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	For the nine months ended September 30,		Variance
Statements of Operations Data	2020	2019	Amounts	%
Revenue:
Services and other revenue	$1,258,350	$1,214,476	$43,874	3.6
Equipment revenue	146,702	175,084	(28,382)	(16.2)
Total revenue	1,405,052	1,389,560	15,492	1.1
Costs and expenses:
Cost of sales - services and other	429,246	425,896	3,350	0.8
% of total services and other revenue	34.1%	35.1%
Cost of sales - equipment	115,524	142,744	(27,220)	(19.1)
% of total equipment revenue	78.7%	81.5%
Selling, general and administrative expenses	324,400	353,559	(29,159)	(8.2)
% of total revenue	23.1%	25.4%
Research and development expenses	21,378	19,411	1,967	10.1
% of total revenue	1.5%	1.4%
Depreciation and amortization	372,588	342,086	30,502	8.9
Total costs and expenses	1,263,136	1,283,696	(20,560)	(1.6)
Operating income (loss)	141,916	105,864	36,052	34.1
Other income (expense):
Interest income, net	16,935	47,341	(30,406)	(64.2)
Interest expense, net of amounts capitalized	(130,644)	(172,502)	41,858	(24.3)
Gains (losses) on investments, net	(222)	(290)	68	(23.4)
Equity in earnings (losses) of unconsolidated affiliates, net	(4,878)	(2,882)	(1,996)	69.3
Foreign currency transaction gains (losses), net	(4,596)	(10,349)	5,753	(55.6)
Other, net	(470)	(1,780)	1,310	(73.6)
Total other income (expense), net	(123,875)	(140,462)	16,587	(11.8)
Income (loss) from continuing operations before income taxes	18,041	(34,598)	52,639	*
Income tax benefit (provision), net	(24,098)	(1,185)	(22,913)	*
Net income (loss) from continuing operations	(6,057)	(35,783)	29,726	(83.1)
Net income (loss) from discontinued operations	—	57,734	(57,734)	(100.0)
Net income (loss)	(6,057)	21,951	(28,008)	*
Less: Net loss (income) attributable to non-controlling interests	9,040	1,359	7,681	*
Net income (loss) attributable to HSSC	$2,983	$23,310	$(20,327)	(87.2)

Other data:
EBITDA (1)	$513,378	$434,008	$79,370	18.3
Subscribers, end of period	1,580,000	1,437,000	143,000	10.0
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

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our continuing operations for the nine months ended September 30, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $1.3 billion for the nine months ended September 30, 2020, an increase of $43.9 million, or 3.6%, compared to 2019. The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $77.0 million, partially offset by a decrease in sales of broadband services to our enterprise customers of $28.6 million. Both of these variances reflect the negative impact of exchange rate fluctuations.

Equipment revenue.  Equipment revenue totaled $146.7 million for the nine months ended September 30, 2020, a decrease of $28.4 million, or 16.2%, compared to 2019.  The decrease was primarily attributable to: (i) $17.4 million related to the bankruptcy of a certain customer and (ii) $9.3 million decreased sales to our enterprise customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $429.2 million for the nine months ended September 30, 2020, an increase of $3.4 million, or 0.8%, compared to 2019. The increase was primarily attributable to our Hughes segment due to an increase in sales of broadband services to our consumer customers, partially offset by a decrease in sales of broadband services to our enterprise customers.

Cost of sales - equipment.  Cost of sales - equipment totaled $115.5 million for the nine months ended September 30, 2020, a decrease of $27.2 million, or 19.1%, compared to 2019. The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $324.4 million for the nine months ended September 30, 2020, a decrease of $29.2 million, or 8.2%, compared to 2019. The decrease was primarily attributable to expenses related to the license fee dispute in India of $7.2 million in 2019 and a certain legal proceeding of $26.3 million in 2019, partially offset by increased general and administrative expenses of $1.3 million attributable to the Yahsat Brazil JV.

Depreciation and amortization.  Depreciation and amortization expenses totaled $372.6 million for the nine months ended September 30, 2020, an increase of $30.5 million, or 8.9%, compared to 2019.  The increase was primarily due to increases in depreciation expense of $16.4 million relating to our customer premises equipment and $14.4 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $16.9 million for the nine months ended September 30, 2020, a decrease of $30.4 million, or 64.2%, compared to 2019, primarily attributable to decreases in the yield on our marketable investment securities.
Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $130.6 million for the nine months ended September 30, 2020, a decrease of $41.9 million, or 24.3%, compared to 2019.  The decrease was primarily due to a decrease of $29.0 million in interest expense and in amortization of deferred financing cost as a result of the repurchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due 2019, a decrease of $6.9 million of interest expense related to the license fee dispute in India, a decrease of $4.2 million related to a certain legal proceeding in 2019 and an increase of $4.4 million in capitalized interest in 2020 relating to the construction of the EchoStar XXIV satellite and its related infrastructure.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $4.6 million in losses for the nine months ended September 30, 2020, as compared to $10.3 million in losses for the nine months ended September 30, 2019. The change was due to the net weakening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net. Income tax benefit (provision) was $(24.1) million for the nine months ended September 30, 2020 compared to $1.2 million for the nine months ended September 30, 2019. Our effective income tax rate was 133.6% and (3.4)% for the nine months ended September 30, 2020 and 2019, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by the research and experimentation credits. The variations in our effective tax rate from the U.S. federal statutory rate for the nine

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
months ended September 30, 2019 were primarily due to the change in net unrealized gains that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Net income (loss) attributable to HSSC.  Net income attributable to HSSC totaled $3.0 million for the nine months ended September 30, 2020, compared to net income attributable to HSSC of $23.3 million for the nine months ended September 30, 2019, a decrease in net income of $20.3 million, as set forth in the following table:

Amounts
Net income (loss) attributable to HSSC for the nine months ended September 30, 2019	$23,310
Decrease (increase) in interest expense, net of amounts capitalized	41,858
Increase (decrease) in operating income, including depreciation and amortization	36,052
Decrease (increase) in net income attributable to non-controlling interests	7,681
Increase (decrease) in foreign currency transaction gains, net	5,753
Increase (decrease) in other, net	1,310
Increase (decrease) in gains on investments, net	68
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(1,996)
Decrease (increase) in income tax provision, net	(22,913)
Increase (decrease) in interest income, net	(30,406)
Increase (decrease) in net income from discontinued operations	(57,734)
Net income (loss) attributable to HSSC for the nine months ended September 30, 2020	$2,983

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Condensed Consolidated Financial Statements, to EBITDA:

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Net income (loss)	$(6,057)	$21,951	$(28,008)	*
Interest income, net	(16,935)	(47,341)	30,406	(64.2)
Interest expense, net of amounts capitalized	130,644	172,502	(41,858)	(24.3)
Income tax provision (benefit), net	24,098	1,185	22,913	*
Depreciation and amortization	372,588	342,086	30,502	8.9
Net loss (income) from discontinued operations	—	(57,734)	57,734	(100.0)
Net loss (income) attributable to non-controlling interests	9,040	1,359	7,681	*
EBITDA	$513,378	$434,008	$79,370	18.3
*    Percentage is not meaningful.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
EBITDA was $513.4 million for the nine months ended September 30, 2020, an increase of $79.4 million, or 18.3%, compared to 2019 as set forth in the following table:

Amounts
EBITDA for the nine months ended September 30, 2019	$434,008
Increase (decrease) in operating income, excluding depreciation and amortization	66,554
Decrease (increase) in net income attributable to non-controlling interests	7,681
Increase (decrease) in foreign currency transaction gains, net	5,753
Increase (decrease) in other, net	1,310
Increase (decrease) in gains on investments, net	68
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(1,996)
EBITDA for the nine months ended September 30, 2020	$513,378

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Capital expenditures in the table below are net of refunds and other receipts related to our property and equipment.

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2020
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052
Capital expenditures	263,844	41	—	263,885
EBITDA	531,276	5,847	(23,745)	513,378

For the nine months ended September 30, 2019
Total revenue	$1,360,919	$11,873	$16,768	$1,389,560
Capital expenditures	224,483	—	—	224,483
EBITDA	448,837	5,006	(19,835)	434,008

Hughes Segment

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$1,378,416	$1,360,919	$17,497	1.3
Capital expenditures	263,844	224,483	39,361	17.5
EBITDA	531,276	448,837	82,439	18.4

Total revenue was $1.4 billion for the nine months ended September 30, 2020 an increase of $17.5 million, or 1.3%, as compared to 2019.  The increase was primarily due to increases of $77.0 million in sales of broadband services to our consumer customers, partially offset by decreased hardware sales of $28.4 million and decreased sales of broadband services to our enterprise customers of $28.6 million. These variances reflect the negative impact of exchange rate fluctuations.

Capital expenditures were $263.8 million for the nine months ended September 30, 2020, an increase of $39.4 million, or 17.5%, as compared to 2019, primarily due to net increases in expenditures associated with our consumer business.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
EBITDA was $531.3 million for the nine months ended September 30, 2020, an increase of $82.4 million, or 18.4%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the nine months ended September 30, 2019	$448,837
Increase (decrease) in operating income, excluding depreciation and amortization	67,620
Decrease (increase) in net income attributable to non-controlling interests	7,681
Increase (decrease) in foreign currency transaction gains, net	5,748
Increase (decrease) in other, net	1,210
Increase (decrease) in gains on investments, net	578
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(398)
EBITDA for the nine months ended September 30, 2020	$531,276

ESS Segment

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$13,233	$11,873	$1,360	11.5
EBITDA	5,847	5,006	841	16.8

Total revenue was $13.2 million for the nine months ended September 30, 2020, an increase of $1.4 million, or 11.5%, as compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $5.8 million for the nine months ended September 30, 2020, an increase of $0.8 million, or 16.8%, as compared to 2019, primarily due to the increase in revenue.

Corporate and Other

	For the nine months ended September 30,		Variance
	2020	2019	Amounts	%
Total revenue	$13,403	$16,768	$(3,365)	(20.1)
EBITDA	(23,745)	(19,835)	(3,910)	19.7

Total revenue was $13.4 million for the nine months ended September 30, 2020, a decrease of $3.4 million, or 20.1%, as compared to 2019 which was primarily attributable to a decrease in revenue from certain real estate previously leased to DISH Network and transferred as part of the BSS Transaction.

EBITDA for the nine months ended September 30, 2020 was a loss of $23.7 million, an increase in loss of $3.9 million, or 19.7%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the three months ended September 30, 2019	$(19,835)
Increase (decrease) in other, net	103
Increase (decrease) in foreign currency transaction gains, net	4
Increase (decrease) in gains on investments, net	(510)
Decrease (increase) in equity in losses of unconsolidated affiliates, net	(1,600)
Increase (decrease) in operating income, excluding depreciation and amortization	(1,907)
EBITDA for the three months ended September 30, 2020	$(23,745)

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID-19 pandemic. Due to the downturn in financial markets arising from the COVID-19 pandemic, a number of our current enterprise customers are facing uncertain futures and certain of these customers have filed for bankruptcy protection, which has negatively impacted our revenue and cash flow. When enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to provide satellite capacity for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our subscriber numbers, business, financial condition, results of operations, and cash flows. We are diligently working to ensure that we can operate with minimal disruption and address potential business interruptions on ourselves and our customers. However, the full extent to which the COVID-19 pandemic could affect the global economy and our business will depend on future developments and factors that cannot be predicted and there can be no assurance that the COVID-19 pandemic will not result in further delays, or possibly reductions, in our recognition of revenue.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.    OTHER INFORMATION

Financial Results

On November 5, 2020, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended September 30, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibits related thereto, are furnished in response to Item 2.02 of Form 8-K and shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1(H)	Amendment to EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, dated October 21, 2019.**
31.1(H)	Section 302 Certification of Chief Executive Officer.
31.2(H)	Section 302 Certification of Chief Financial Officer.
32.1(I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1(I)	Press release dated November 5, 2020 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2020.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(H)	Filed herewith.
(I)	Furnished herewith
*	Incorporated by reference.
**	Constitutes a management contract or compensatory plan or arrangement.
***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request, subject to our right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 5, 2020	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)