Form 10-K
period 2020-12-31
Hughes Satellite Systems Corp
filed 2021-02-23
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020.
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒ *
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2020 was $0.
As of February 11, 2021, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to our ability to operate and control our satellites, operational and environmental risks related to our owned and leased satellites, and risks related to our satellites under construction;
•our ability, and the ability of third parties with whom we engage in order to operate our business, to operate as a result of the COVID-19 pandemic;
•our ability to implement and/or realize benefits of our investments and other strategic initiatives;
•legal proceedings relating to the BSS Transaction or other matters that could result in substantial costs and material adverse effects to our business;
•risks related to our foreign operations and other uncertainties associated with doing business internationally;
•risks related to our dependency upon third-party providers; and
•risks related to our human capital resources.

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

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems, balloons and High Altitude Platform Systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we and EchoStar and its subsidiaries transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries, (together with DISH, “DISH Network”) and EchoStar’s joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”),; (ii) EchoStar distributed to each holder of shares of EchoStar’s Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to 1 share of BSS Common Stock for each share of EchoStar’s Class A or Class B common stock owned by such EchoStar stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

In connection with the BSS Transaction, EchoStar and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Additionally, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services; (ii) terminated certain previously existing agreements; and (iii) amended certain existing agreements and entered into certain new agreements pursuant to which we, EchoStar and certain of our and its other subsidiaries, on the one hand, and DISH Network, on the other hand, will obtain and provide certain products, services and rights from and to each other.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to EchoStar’s stockholders as we and EchoStar did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the years ended December 31, 2019 and 2018, in our accompanying Consolidated Financial Statements and notes thereto in Item 15 of this Form 10-K (“Accompanying Consolidated Financial Statements”).

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, with respect to the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC.  Our public filings are maintained on the SEC’s internet site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

WEBSITE ACCESS

Our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, may also be accessed free of charge at http://www.echostar.com, the website of our parent company EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

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

ITEM 1A.    RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, results of operation, prospects or ability to fund a debt repurchase program, invest capital in or otherwise run our business or execute on our strategic plans could be materially and adversely affected.

RISKS RELATED TO THE COVID-19 PANDEMIC

As the COVID-19 pandemic and its effects continue to develop, it is impossible at this time to predict its ultimate impact on our business. We have set forth some key risks identified to date.

Our operations, and those of our customers, suppliers, vendors, and other third parties with whom we conduct business, including regulatory agencies, have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

The effects of the COVID-19 pandemic have disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses, and have delayed the manufacture and deployment of our satellites. Disruption to our vendors’ and suppliers’ businesses could adversely impact our supply chain. Additionally, some regulatory bodies have reduced activities and/or temporarily closed their offices which may materially delay the review and/or approval of licenses or authorizations we need to operate our business. We cannot currently estimate or determine the final magnitude of these impacts.

Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. This limitation on capacity may result in our subscribers experiencing slower speeds, which, in turn, could result in higher churn and may negatively affect our business.

A portion of the expected sales of our products or services have been, and additional sales may be, delayed or canceled as a result of effects of the COVID-19 pandemic on the operations of our customers.

Due to the economic downturn arising from the COVID-19 pandemic, a number of our enterprise customers are facing uncertain futures and certain of these customers have filed for bankruptcy protection. When enterprise customers fail or seek reorganization under the bankruptcy laws, we may be obliged to provide services for which we are not being paid. Further, the COVID-19 pandemic has resulted in increased unemployment, which could result in reduced demand and increased inability to pay from our consumer customers.

RISKS RELATED TO OUR BUSINESS OPERATIONS

We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment.

Our success may depend on the existence of, and our ability to capitalize on, opportunities to acquire or develop other businesses or technologies or partner with other companies that could complement, enhance or expand our current business, services or products or that may otherwise offer us growth opportunities.  We may pursue a number of strategic initiatives to complement or expand our business.  Any such strategic initiatives may involve a high degree of risk, including, but not limited to, the following:

•the risks associated with developing and constructing new satellites;
•the diversion of our management’s attention away from our existing business onto a strategic initiative;
•possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;
•exposure to significant financial losses if the strategic initiatives are not successful;
•the inability to obtain regulatory approvals in the anticipated time frame, or at all;
•the risks associated with complying with regulations applicable to the acquired or developed business or technologies which may cause us to incur substantial expenses;

•the disruption of relationships with employees, vendors or customers; and
•the risks associated with foreign and international operations and/or investments or dispositions.

New strategic initiatives may require the commitment of significant capital that would otherwise have been directed to investments in our existing businesses.

We could face decreased demand and increased pricing pressure with respect to our products and services due to competition.

Our business operates in an intensely competitive, consumer- and enterprise-driven and rapidly changing environment and competes with a growing number of companies that provide similar products and services to consumer and enterprise customers.  There can be no assurance that we will be able to effectively compete against our competitors due to their significant resources and operating history. Material competitive risks to our business include, but are not limited to, the following:

•Competition from new or different technology compared to our offerings;
•Competition from existing or new competitors entering the same markets we serve;
•Government funding for competing products and services, reducing demand for our products and services; and
•Competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.

Our business will be negatively impacted if we fail to adequately anticipate our satellite capacity needs or are unable to obtain satellite capacity.

We have made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may have insufficient revenue to cover our satellite capacity costs. On the other hand, we may not have sufficient satellite capacity available to meet increases in demand and we may not be able to quickly or easily adjust our capacity to such changes in demand.  At present, until the launch and operation of additional satellites that our systems can utilize, there is limited additional capacity in North America, including within our own fleet of satellites, which could materially and adversely affect our ability to provide services to customers and grow our revenue and business. Our business could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if sufficient capacity is not available to us.

We are dependent upon third-party providers for components, manufacturing, installation services and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

Our dependence upon third-party providers causes certain risks to our business, including the following:

•Components.  A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products, or we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.
•Commodity Price Risk.  Fluctuations in pricing of raw materials can affect our product costs and we may not be able to pass on the increased costs to our customers.
•Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
•Installation, customer support, and other services.  Some of our products and services utilize a network of third-party service providers.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win and retain customers. In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers.

Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for 20.5%, 21.3% and 20.2% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively.  We expect our foreign operations to represent a significant and growing portion of our business.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

•Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation of earnings.  We may not be permitted to be the sole owner of our operations in some countries and may have to enter into partnership or joint venture relationships.  Many foreign legal regimes and/or our contractual arrangements restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities.  Applicable law in such foreign countries may also limit our ability to distribute or access our assets or offer our products and services in certain circumstances.  In such event, we will not have unrestricted access to the cash flow and assets of our subsidiaries and joint ventures.
•Regulatory restrictions.  Satellite market access, landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments and international non-governmental bodies. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines, penalties, or other sanctions.
•Financial and legal constraints and obligations. Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the regulatory requirements associated with maintaining such licenses, which may be subject to interpretation by foreign courts and regulatory bodies; (c) the burden of creating and maintaining additional entities, branches, facilities and/or staffing in foreign jurisdictions; and (d) regulations requiring that we make certain satellite capacity available for “free” or available at reduced rates.
•Compliance with applicable export control laws and regulations in the U.S. and other countries.  We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries. A violation any export or trade-related regulations could materially adversely affect our business.
•Changes in exchange rates between foreign currencies and the U.S. dollar.  Fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned from our international businesses.
•Regulations may favor state-owned enterprises or local service providers.  Many of the countries in which we conduct business have traditionally had state-owned or state-granted monopolies on telecommunications services that favor an incumbent service provider. We face competition from these favored and entrenched companies in countries that have not liberalized.

We may not be able to generate cash to meet our debt service needs or fund our operations.

As of December 31, 2020, our total indebtedness was $2.4 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all.

Covenants in our indentures restrict our business in many ways.

The indentures governing our 7 5/8% Senior Notes due 2021, 5.250% Senior Secured Notes due August 1, 2026 and 6.625% Senior Unsecured Notes due August 1, 2026 contain various covenants, subject to certain exceptions, that limit our ability and/or certain of our subsidiaries’ ability to, among other things:

•incur additional debt;

•pay dividends or make distributions on our capital stock or repurchase our capital stock;
•allow to exist certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets;
•make certain investments;
•create liens or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•merge or consolidate with another company; and
•transfer and sell assets.

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

Natural disasters could damage or destroy our ground infrastructure and/or our other or our vendors’ infrastructure, equipment and facilities, resulting in a disruption of service to our customers, which may adversely affect our business.  We currently have backup systems and technology in place to safeguard our antennas and protect our ground infrastructure during natural disasters, but the possibility still exists that our ground infrastructure and/or our other and our vendors’ infrastructure, equipment and facilities could be impacted during a major natural disaster.

RISKS RELATED TO OUR HUMAN CAPITAL

We rely on key personnel and the loss of their services may negatively affect our businesses.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management, or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them. To the extent Mr. Ergen is performing services for both DISH Network and us, his attention may be diverted away from our business and therefore adversely affect our business.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in research, development, and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract and retain these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on business.

Restrictions on immigration or increased enforcement of immigration laws could limit our access to qualified and skilled professionals, increase our cost of doing business or otherwise disrupt our operations.

The success of our business is dependent on our ability to recruit engineers and other professionals, including those who are citizens of other countries. Immigration laws in the U.S. and other countries in which we operate are subject to legislative and regulatory changes, as well as variations in the standards of application and enforcement due to political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals. If immigration laws are changed or if new and more restrictive government regulations are enacted or increased, our access to qualified and skilled professionals may be limited.

RISKS RELATED TO OUR SATELLITES

Our ability to operate and control our satellites is subject to risks related to DISH Network’s operation of the BSS Business and third-parties’ operation of satellite operations centers.

In connection with the BSS Transaction, we transferred our satellite operation centers, which are used to monitor and control our satellites, to DISH Network. Therefore, we now are subject to the inherent risks of having a related party operate, maintain and manage these satellite operations centers. In addition, certain of our satellites are operated, maintained and managed by third parties.

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. Although we work closely with the satellite manufacturers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in the satellites, we may not be able to prevent the impacts of anomalies in the future.

Meteoroid events, decommissioned satellites, and increased solar activity also pose a potential threat to all in-orbit satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.

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

Our satellites under construction are subject to risks related to construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays could materially affect our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available.

Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be concluded, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite.

If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

We may face interference from other services sharing satellite spectrum.

The FCC and other regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business.

RISKS RELATED TO OUR PRODUCTS AND TECHNOLOGY

Our future growth depends on growing demand for our services.

Future demand and effective delivery for our products and services will depend significantly on the growing demand for our services, such as broadband internet connectivity.  If the deployment of, or demand for, our services is not as widespread or as rapid as we or our customers expect, our revenue growth will be negatively impacted.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks, trade secrets, licenses and other agreements to conduct our business. Legal challenges to our intellectual property rights and claims of intellectual property infringement could result in significant monetary liability and require us to change our business practices or limit our ability to compete effectively or could otherwise have a material adverse effect on our business. Even if any such challenges or claims prove to be without merit, they can be time-consuming and costly to defend and may divert management’s attention and resources away from our business.

Moreover, we rely in part on technologies developed or licensed by third parties. If we are unable to obtain or retain licenses or other required intellectual property rights from these third parties on reasonable terms, our business could be adversely affected. In addition, we work with suppliers for the development and manufacture of components that are integrated into our products and our products may contain technologies provided to us by these suppliers. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others, or whether such suppliers have obtained or continue to obtain the appropriate licenses or other intellectual property rights to use such technology. Our suppliers may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount. Legal challenges to these intellectual property rights may impair our ability to use the products and technologies that we need in order to operate our business and may have a material adverse effect on our business. See further discussion under Item 1. Business — Patents and Trademarks and Item 3. Legal Proceedings of this Form 10-K.

Litigation or governmental proceedings could result in material adverse consequences.

We are involved in lawsuits, regulatory inquiries, audits, consumer claims and governmental and other legal proceedings. Some of these proceedings may raise difficult and complicated factual and legal issues and can be subject to uncertainties and complexities. The timing of the final resolutions is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments, settlements, injunctions or liabilities, any of which could require substantial payments or have other adverse impacts on our business.

We are exposed to significant cybersecurity threats and risks.

We and third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. Additionally, the risk of cyberattacks and compromises will likely increase as we continue to expand our business into other areas of the world outside of North America, some of which are still developing their cybersecurity infrastructure maturity. Should we be affected by a material cyber-related incident, we may incur substantial costs and suffer other material negative consequences.

Our business is subject to varying degrees of regulation that include programs designed to review our protections against cybersecurity threats and risks. If it is determined that our systems do not reasonably protect our partners’ assets and data and/or that we have violated these regulations, we could be subject to enforcement activity and sanctions.

We expect to continue to incur increasing costs in preparing our infrastructure and maintaining it to resist cyberattacks. There can be no assurance that we can successfully detect, deter, prevent or mitigate the effects of cyberattacks, any of which could have a material adverse effect on our business, costs, operations, prospects, results of operation or financial position. Furthermore, the amount and scope of insurance that we maintain against losses resulting from these events may not be sufficient to compensate us adequately for any disruptions to our business or otherwise cover our losses, including reputational harm and negative publicity as well as any litigation liability.

Compliance with data privacy laws may be costly, and non-compliance with such laws may result in significant liability.

The personal information and data we process and store is increasingly subject to data security and data privacy laws of many jurisdictions. These laws impose a significant compliance burden and complying with them has required us to change our business practices or the functionality of our products and services. Privacy laws and regulations are becoming more complex and onerous, and a data privacy breach could have a material adverse effect on our business.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell. The occurrence of any defects, errors or failures in our products or network services could materially affect our business.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

The risk of non-compliance with laws and regulations, including the risk of changes to laws and regulations, could adversely affect our business.
Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally. In addition, our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations. Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

These laws and regulations are subject to the administrative and political process and do change from time to time. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Our business depends on regulatory authorizations issued by the FCC and state and foreign regulators that can expire, be revoked or modified, and applications for licenses and other authorizations that may not be granted.

Generally, all licenses granted by the FCC and most other countries are subject to expiration unless renewed by the regulatory agency. Our satellite licenses are currently set to expire at various times. In addition, we occasionally receive special temporary authorizations that are granted for limited periods of time (e.g., 180 days or less) and subject to possible renewal. Generally, our licenses and special temporary authorizations have been renewed on a routine basis, but there can be no assurance that this will continue.

RISKS RELATED TO THE BSS TRANSACTION

Certain of our directors and executive officers have interests in the BSS Transaction.

Certain of our directors and executive officers have interests in the BSS Transaction. Our directors and executive officers who own shares of EchoStar’s common stock participated in the Distribution and the Merger on the same terms as EchoStar’s other stockholders. Additionally, Mr. Ergen, director of both us and DISH, serves as a director and executive officer of BSS Corp. following the consummation of the BSS Transaction. We and the EchoStar parties that approved the BSS Transaction, were aware of and considered these interests, among other things, in deciding to approve the terms of the Master Transaction Agreement and the BSS Transaction.

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

A putative class action lawsuit relating to the BSS Transaction has been filed against EchoStar, Hughes Satellite Systems Corporation, DISH Network, Mr. Ergen and certain of our and EchoStar’s officers.

On July 2, 2019, a complaint was filed by purported EchoStar stockholders. See Note 16 in our Accompanying Consolidated Financial Statements for more information about litigation related to the BSS Transaction.

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

To preserve the intended tax treatment of the Distribution, we have agreed to comply with certain restrictions under current U.S. federal income tax laws for spin‑offs. These restrictions could prevent us from pursuing otherwise attractive business opportunities and/or harm our business, financial results and operations. If these restrictions, among others, are not followed, the Distribution could be taxable to us and EchoStar and possibly its stockholders.

RISKS RELATED TO OUR OWNERSHIP

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 54% of EchoStar’s total equity securities (assuming conversion of only the EchoStar Class B common stock beneficially owned by Mr. Ergen into EchoStar Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 11, 2021) and beneficially owns approximately 92% of the total voting power of all classes of shares of EchoStar (assuming no conversion of any EchoStar Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 11, 2021).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, is not subject to NASDAQ requirements that would otherwise require EchoStar to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our or EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the EchoStar board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
We have potential conflicts of interest with DISH Network due to EchoStar and DISH Network’s common ownership.

Questions relating to conflicts of interest may arise between DISH Network and us in a number of areas relating to our past and ongoing relationships.  Areas in which conflicts of interest between DISH Network and us could arise include, but are not limited to, the following:

•Cross directorships and stock ownership.  Charles W. Ergen serves as the Chairman of our, EchoStar’s and DISH’s boards of directors, is employed by both EchoStar and DISH and has fiduciary duties to EchoStar’s and DISH’s shareholders. Mr. Ergen may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  For example, there is potential for a conflict of interest when we or DISH Network look at acquisitions and other corporate opportunities that may be suitable for both companies.  In addition, our Chairman and certain other EchoStar directors and certain of our officers own DISH stock and options to purchase DISH stock, certain of which they acquired or were granted prior to our spin-off from DISH in 2008 (the “Spin-off”). These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and DISH Network.
•Intercompany agreements with DISH Network.  We and EchoStar and its other subsidiaries have entered into various agreements with DISH Network.  Pursuant to certain agreements, we and EchoStar and its other subsidiaries obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar and its other subsidiaries; and we and EchoStar, its other subsidiaries and DISH Network, as applicable, indemnify each other against certain liabilities arising from our respective businesses. Generally, the amounts paid for products and services provided under the agreements are based on cost plus a fixed margin, which varies depending on the nature of the products and services provided.  Certain other intercompany agreements cover matters such as tax sharing and our and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of our and EchoStar’s businesses.  We and EchoStar and its other subsidiaries have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network, EchoStar and its other subsidiaries and/or us under certain agreements we and/or EchoStar and its other subsidiaries have with DISH Network may not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more or less favorable to us or EchoStar and its other subsidiaries.  In addition, DISH Network or its affiliates will likely continue to enter into transactions, including joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, with EchoStar or its subsidiaries, us or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between us and DISH Network and, when appropriate, subject to approval by committees of our and EchoStar’s non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to EchoStar or its subsidiaries, us or our subsidiaries, or other affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.
•Competition for business opportunities.  DISH Network may have interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses.   We and EchoStar and its other subsidiaries may also compete with DISH Network when we participate in auctions for spectrum or orbital slots for our satellites or other business opportunities. In other auctions, we and DISH Network may be prohibited from participating separately, and cooperating with DISH Network may result in a less favorable outcome for us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to our Hughes segment (“Hughes”) and EchoStar Satellite Services segment (“ESS”) and to our other operations and administrative functions (“Corporate and Other”) as of December 31, 2020.  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Function
Owned:
Englewood, Colorado	ESS/Corporate and Other	Corporate headquarters and engineering offices
Germantown, Maryland	Hughes	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany	Hughes/Corporate and Other	Shared hub, operations, administrative offices and warehouse

Leased:
Gilbert, Arizona	Hughes	Gateways
San Diego, California	Hughes	Engineering and sales offices
Englewood, Colorado	Hughes	Gateways and equipment
Gaithersburg, Maryland	Hughes	Manufacturing and testing facilities and logistics offices
Gaithersburg, Maryland	Hughes	Engineering and administrative offices
Southfield, Michigan	Hughes	Shared hub and regional network management center
Las Vegas, Nevada	Hughes	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Cheyenne, Wyoming	Hughes/ESS	Satellite access center, gateways and equipment
Barueri, Brazil	Hughes	Shared hub
Sao Paulo, Brazil	Hughes	Hughes Brazil corporate headquarters, sales offices and warehouse
Bangalore, India	Hughes	Engineering office and office space
Gurgaon, India	Hughes	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Hughes Europe corporate headquarters and operations

ITEM 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 16 in our Accompanying Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 11, 2021, all of our 1,078 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock and as of February 11, 2021, no shares of our preferred stock were issued and outstanding.

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

ITEM 7.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following management’s narrative analysis of Results of Operations should be read in conjunction with our Accompanying Consolidated Financial Statements.  This Management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s narrative analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Form 10-K.  Further, such forward-looking statements speak only as of the date of this Form 10-K and we undertake no obligation to update them.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

In connection with the BSS Transaction, EchoStar and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Additionally, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services; (ii) terminated certain previously existing agreements; and (iii) amended certain existing agreements and entered into certain new agreements pursuant to which we, EchoStar and certain of our and its other subsidiaries, on the one hand, and DISH Network, on the other hand, will obtain and provide certain products, services and rights from and to each other.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to EchoStar’s stockholders as we and EchoStar did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the years ended December 31, 2019 and 2018, in our Accompanying Consolidated Financial Statements. See Note 5 in our Accompanying Consolidated Financial Statements for further discussion of our discontinued operations.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2020

•Revenue of $1.9 billion
•Operating income (loss) of $196.6 million
•Net income (loss) from continuing operations of $(2.4) million
•Net income (loss) attributable to HSSC of $9.3 million
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $704.0 million (refer to the reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of December 31, 2020

•Total assets of $5.6 billion
•Total liabilities of $3.5 billion
•Total shareholder’s equity of $2.1 billion
•Cash, cash equivalents and marketable investment securities of $1.9 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellites to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers across wholesale and retail channels, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

Our Hughes segment currently uses capacity from three of our satellites (the SPACEWAY 3 satellite, the EchoStar XVII satellite and the EchoStar XIX satellite), our Al Yah 3 Brazilian payload and additional satellite capacity acquired from third-party providers to provide services to our customers. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

one of our Brazilian subsidiaries in exchange for a 20% ownership interest in that subsidiary. The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.

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

In August 2017, a subsidiary of EchoStar entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (“HughesNet service”) in North, Central and South America as well as enterprise broadband services. Maxar Space, LLC (formerly Space Systems/Loral, LLC), the manufacturer of our EchoStar XXIV satellite, has notified us of a delay in completion of the satellite. The EchoStar XXIV satellite is expected to be launched in the second half of 2022. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other in its segment reporting.
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

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

	As of December 31,
	2020	2019	2018
United States	1,189,000	1,239,000	1,231,000
Latin America	375,000	238,000	130,000
Total broadband subscribers	1,564,000	1,477,000	1,361,000

The following table presents the approximate number of net subscriber additions for each quarter in 2020:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
United States	(27,000)	(6,000)	(28,000)	11,000
Latin America	11,000	43,000	54,000	29,000
Total net subscriber additions	(16,000)	37,000	26,000	40,000

Net subscriber additions in the U.S. decreased in the fourth quarter compared to the third quarter of 2020. Growth of our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the fourth quarter resulted in lower total subscribers, ARPU increased.

In Latin America, we continued to see growth in our subscriber base and ARPU. However, we experienced a decrease in our net subscriber additions in the fourth quarter compared to the third quarter of 2020. This was partly due to fewer subscriber activations, as potential customers reacted to the easing of COVID-19 pandemic restrictions. In addition, net subscriber additions were adversely impacted by a temporary increase in churn due to various factors, including changes we made to our collections processes.

As of December 31, 2020 and 2019, our Hughes segment had $1.3 billion and $1.4 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of December 31, 2020 decreased primarily due to the effects of the COVID-19 pandemic, including lengthened or delayed sales cycles with some of our enterprise customers.

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

As of December 31, 2020 and 2019, our ESS segment had contracted revenue backlog of $6.7 million and $11.4 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue. Of the total ESS contracted revenue backlog as of December 31, 2020, we expect to recognize $5.4 million of revenue in 2021.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

throughput satellites, LEO networks, MEO systems, balloons and High Altitude Platform Systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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
We treat cybersecurity risk seriously and are focused on maintaining the security of our and our partners’ systems, networks, technologies and data. We regularly review and revise our relevant policies and procedures, invest in and maintain internal resources, personnel and systems and review, modify and supplement our defenses through the use of various services, programs and outside vendors. Additionally, we provide resources to assist employees in better securing their home networks and remote connections.  We also maintain agreements with third party vendors and experts to assist in our remediation and mitigation efforts if we experience or identify a material incident or threat. In addition, senior management and the Audit Committee of our Board of Directors are regularly briefed on cybersecurity matters. EchoStar also maintains agreements with third party vendors and experts to assist in our remediation and mitigation efforts if we experience or identify a material incident or threat. In addition, senior management and the Audit Committee of EchoStar’s Board of Directors are regularly briefed on cybersecurity matters.

On December 8, 2020, the cyber security company FireEye announced that they detected a sophisticated nation state level cyber campaign that targeted FireEye, other public and private companies, and government organizations. FireEye reported that the attack against them was facilitated through the Orion IT management software owned by a company called SolarWinds. Based on information from FireEye, we reviewed all instances of SolarWinds software in use at the Company and have determined that the version we are using is not susceptible to the malware within the version that is compromised. We continue to receive information about these breaches from the U.S. government and private security firms, and we use this data to update our defense systems and to investigate our own networks for compromise. We will continue to update our systems as more information comes to light in reference to this adversary and their actions.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We are not aware of any additional cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2020 and through February 23, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table presents our consolidated results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2020	2019	Amount	%
Revenue:
Services and other revenue	$1,691,757	$1,623,458	$68,299	4.2
Equipment revenue	205,601	266,703	(61,102)	(22.9)
Total revenue	1,897,358	1,890,161	7,197	0.4
Costs and expenses:
Cost of sales - services and other	572,637	555,701	16,936	3.0
% of total services and other revenue	33.8%	34.2%
Cost of sales - equipment	166,429	225,103	(58,674)	(26.1)
% of total equipment revenue	80.9%	84.4%
Selling, general and administrative expenses	433,408	467,869	(34,461)	(7.4)
% of total revenue	22.8%	24.8%
Research and development expenses	29,448	25,739	3,709	14.4
% of total revenue	1.6%	1.4%
Depreciation and amortization	498,876	464,797	34,079	7.3
Total costs and expenses	1,700,798	1,739,209	(38,411)	(2.2)
Operating income (loss)	196,560	150,952	45,608	30.2

Other income (expense):
Interest income, net	18,802	57,730	(38,928)	(67.4)
Interest expense, net of amounts capitalized	(172,466)	(272,218)	99,752	(36.6)
Gains (losses) on investments, net	(232)	(8,464)	8,232	(97.3)
Equity in earnings (losses) of unconsolidated affiliates, net	(6,116)	(3,333)	(2,783)	83.5
Foreign currency transaction gains (losses), net	3,427	(9,855)	13,282	*
Other, net	(286)	(633)	347	(54.8)
Total other income (expense), net	(156,871)	(236,773)	79,902	(33.7)
Income (loss) from continuing operations before income taxes	39,689	(85,821)	125,510	*
Income tax benefit (provision), net	(42,118)	(11,595)	(30,523)	*
Net income (loss) from continuing operations	(2,429)	(97,416)	94,987	(97.5)
Net income (loss) from discontinued operations	—	56,539	(56,539)	(100.0)
Net income (loss)	(2,429)	(40,877)	38,448	(94.1)
Less: Net income (loss) attributable to non-controlling interests	11,754	11,335	419	3.7
Net income (loss) attributable to HSSC	$9,325	$(29,542)	$38,867	*

Other data:
EBITDA (2)	$703,983	$604,799	$99,184	16.4
Subscribers, end of period	1,564,000	1,477,000	87,000	5.9
*    Percentage is not meaningful

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements, is included in Results of Operations.  For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

The following discussion relates to our continuing operations for the years ended December 31, 2020 and 2019 unless otherwise stated.

Services and other revenue.  Services and other revenue totaled $1.7 billion for the year ended December 31, 2020, an increase of $68.3 million, or 4.2%, as compared to 2019. The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $109.3 million, partially offset by a decrease in sales of services to our enterprise customers of $35.9 million. These variances reflect the negative impact of exchange rate fluctuations of $35.6 million, primarily attributable to our consumer customers.

Equipment revenue. Equipment revenue totaled $205.6 million for the year ended December 31, 2020, a decrease of $61.1 million, or 22.9%, as compared to 2019. The decrease was primarily attributable to $43.2 million related to the bankruptcy of a certain customer and $38.9 million decreased sales to our international enterprise customers, partially offset by $24.7 million increased sales to our domestic enterprise customers. These variances reflect the negative impact of exchange rate fluctuations of $3.5 million, primarily attributable to our enterprise customers.

Cost of sales — services and other.  Cost of sales — services and other totaled $572.6 million for the year ended December 31, 2020, an increase of $16.9 million, or 3.0%, as compared to 2019. The increase was primarily attributable to the corresponding increase in services and other revenue.

Cost of sales — equipment.  Cost of sales — equipment totaled $166.4 million for the year ended December 31, 2020, a decrease of $58.7 million, or 26.1%, as compared to 2019.  The decrease was primarily attributable to the corresponding reduction in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $433.4 million for the year ended December 31, 2020, a decrease of $34.5 million, or 7.4%, as compared to 2019. The decrease was primarily attributable to expenses related to the license fee dispute in India of $9.4 million in 2019, certain legal proceedings of $25.7 million in 2019, and decreased sales and marketing expenses of $6.4 million in 2020, partially offset by increases in other general and administrative expenses of $7.3 million in 2020.

Depreciation and amortization.  Depreciation and amortization expenses totaled $498.9 million for the year ended December 31, 2020, an increase of $34.1 million, or 7.3%, as compared to 2019.  The increase was primarily attributable to increases in depreciation expense of $21.8 million relating to our customer premises equipment and $13.4 million relating to the depreciation of assets acquired in the Yahsat Brazil JV Transaction of which $7.9 million are related to non-recurring accelerated depreciation of assets that were scheduled for replacement after the Yahsat Brazil JV Transaction.

Interest income, net.  Interest income, net totaled $18.8 million for the year ended December 31, 2020, a decrease of $38.9 million, or 67.4%, as compared to 2019, primarily attributable to decreases in the yield on our marketable investment securities and lower cash balances.

Interest expense, net of amounts capitalized.  Interest expense, net of amounts capitalized totaled $172.5 million for the year ended December 31, 2020, a decrease of $99.8 million, or 36.6%, as compared to 2019. The decrease was primarily attributable to a decrease of $29.0 million in interest expense and in amortization of deferred financing cost as a result of the purchase and maturity in June 2019 of our 6 1/2% Senior Secured Notes due in 2019, a decrease of $66.1 million of interest expense related to the license fee dispute in India, a decrease of $4.1 million related to a certain legal proceeding in 2019 and an increase of $4.8 million in capitalized interest in 2020 relating to the construction of the EchoStar XXIV satellite and its related infrastructure.

Gains (losses) on investments, net.  Gains (losses) on investments, net were $0.2 million in losses for the year ended December 31, 2020, as compared to $8.5 million in losses for the year ended December 31, 2019, a positive change of $8.2 million.  The change was primarily attributable to losses in Other Equity Investments of $8.1 million in 2019.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Equity in earnings (losses) of unconsolidated affiliates, net.  Equity in earnings (losses) of unconsolidated affiliates, net totaled $6.1 million in loss for the year ended December 31, 2020, as compared to $3.3 million in losses for the year ended December 31, 2019, an increase in losses of $2.8 million or 83.5%, as compared to 2019. The decrease in losses was related to decreased losses from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.4 million in gains for the year ended December 31, 2020, as compared to $9.9 million in losses for the year ended December 31, 2019, a positive change of $13.3 million. The change was due to the net weakening of the U.S. dollar against certain foreign currencies in 2020 compared to 2019.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(42.1) million in provision for the year ended December 31, 2020, an increase of $(30.5) million, as compared to 2019.  Our effective income tax rate was (106.1)% for the year ended December 31, 2020, compared to (13.5)% for the same period in 2019.  The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences and the impact of state and local taxes, partially offset by research and experimentation credits. For the year ended December 31, 2019, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the change in net unrealized losses that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Net income (loss) attributable to HSSC.  Net income (loss) attributable to HSSC was $9.3 million for the year ended December 31, 2020, compared to $(29.5) million for the year ended December 31, 2019, a change of $38.9 million as set forth in the following table:

Amounts
Net income (loss) attributable to HSSC for the year ended December 31, 2019	$(29,542)
Decrease (increase) in interest expense, net of amounts capitalized	99,752
Increase (decrease) in operating income (loss), including depreciation and amortization	45,608
Increase (decrease) in foreign currency transaction gains (losses), net	13,282
Increase (decrease) in gains (losses) on investments, net	8,232
Decrease (increase) in net income (loss) attributable to non-controlling interests	419
Increase (decrease) in other, net	347
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(2,783)
Decrease (increase) in income tax benefit (provision), net	(30,523)
Increase (decrease) in interest income, net	(38,928)
Increase (decrease) in net income (loss) from discontinued operations	(56,539)
Net income (loss) attributable to HSSC for the year ended December 31, 2020	$9,325

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Net income (loss)	$(2,429)	$(40,877)	$38,448	(94.1)
Interest income, net	(18,802)	(57,730)	38,928	(67.4)
Interest expense, net of amounts capitalized	172,466	272,218	(99,752)	(36.6)
Income tax provision (benefit), net	42,118	11,595	30,523	*
Depreciation and amortization	498,876	464,797	34,079	7.3
Net loss (income) from discontinued operations	—	(56,539)	56,539	(100.0)
Net loss (income) attributable to non-controlling interests	11,754	11,335	419	3.7
EBITDA	$703,983	$604,799	$99,184	16.4

EBITDA was $704.0 million for the year ended December 31, 2020, an increase of $99.2 million, or 16.4%, as compared to 2019 as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2019	$604,799
Increase (decrease) in operating income (loss), excluding depreciation and amortization	79,687
Increase (decrease) in foreign currency transaction gains (losses), net	13,282
Increase (decrease) in gains (losses) on investments, net	8,232
Decrease (increase) in net loss (income) attributable to non-controlling interests	419
Increase (decrease) in other, net	347
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(2,783)
EBITDA for the year ended December 31, 2020	$703,983

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the year ended December 31, 2020, as compared to the year ended December 31, 2019:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358
Capital expenditures	355,197	41	—	355,238
EBITDA	727,608	7,873	(31,498)	703,983

For the year ended December 31, 2019
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161
Capital expenditures	308,781	—	—	308,781
EBITDA	625,660	6,994	(27,855)	604,799

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Total revenue	$1,860,834	$1,852,742	$8,092	0.4
Capital expenditures	355,197	308,781	46,416	15.0
EBITDA	727,608	625,660	101,948	16.3

Total revenue was $1.9 billion for the year ended December 31, 2020, an increase of $8.1 million, or 0.4%, as compared to 2019.  Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $109.3 million, partially offset by a decrease in sales of services to our enterprise customers of $35.9 million. These variances reflect the negative impact of exchange rate fluctuations of $35.6 million, primarily attributable to our consumer customers. Equipment revenue decreased primarily due to $43.2 million related to the bankruptcy of a certain customer and $38.9 million decreased sales to our international enterprise customers, partially offset by $24.7 million increased sales to our domestic enterprise customers. These variances reflect the negative impact of exchange rate fluctuations of $3.5 million, primarily attributable to our enterprise customers.

Capital expenditures were $355.2 million for the year ended December 31, 2020, an increase of $46.4 million, or 15.0%, as compared to 2019, primarily due to increases in expenditures associated with our consumer business and construction of our satellite-related ground infrastructure.

EBITDA was $727.6 million for the year ended December 31, 2020, an increase of $101.9 million, or 16.3%, as compared to 2019, as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2019	$625,660
Increase (decrease) in operating income (loss), excluding depreciation and amortization	80,562
Increase (decrease) in foreign currency transaction gains (losses), net	13,298
Increase (decrease) in gains (losses) on investments, net	8,770
Decrease (increase) in net loss (income) attributable to non-controlling interests	419
Increase (decrease) in other, net	255
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,356)
EBITDA for the year ended December 31, 2020	$727,608

ESS Segment

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Total revenue	$17,398	$16,257	$1,141	7.0
Capital expenditures	41	—	41	*
EBITDA	7,873	6,994	879	12.6
*    Percentage is not meaningful

Total revenue was $17.4 million for the year ended December 31, 2020, an increase of $1.1 million, or 7.0%, as compared to 2019, primarily due to an increase in transponder services provided to third parties.

EBITDA was $7.9 million for the year ended December 31, 2020, an increase of $0.9 million, or 12.6%, as compared to 2019, primarily due to the increase in overall ESS revenue.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Corporate and Other

	For the years ended December 31,		Variance
	2020	2019	Amount	%
Total revenue	$19,126	$21,162	$(2,036)	(9.6)
EBITDA	(31,498)	(27,855)	(3,643)	13.1
*    Percentage is not meaningful

EBITDA was a loss of $(31.5) million for the year ended December 31, 2020, an increase in loss of $(3.6) million, or 13.1% as compared to 2019, as set forth in the following table:

Amounts
EBITDA for the year ended December 31, 2019	$(27,855)
Increase (decrease) in other, net	94
Increase (decrease) in foreign currency transaction gains (losses), net	(16)
Increase (decrease) in gains (losses) on investments, net	(537)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,426)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(1,758)
EBITDA for the year ended December 31, 2020	$(31,498)

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

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2020, our cash, cash equivalents and current marketable investment securities had a fair value of $1.9 billion. Of this amount, a total of $1.9 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $1.9 billion as of December 31, 2020, a hypothetical 10% change in average interest rates during 2020 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2020 of 0.85%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2020 would have resulted in a decrease of $1.5 million in annual interest income.

Other Investments

As of December 31, 2020, we had $7.4 million of other equity investments and other debt investments of privately held companies that we hold for strategic business purposes. The fair value of these investments is not readily determinable. We periodically review these investments and may adjust the carrying amount to their estimated fair value when there are indications of impairment, observable prices changes for the investments or observable transactions of the same investments. A hypothetical adverse change equal to 10% of the carrying amount of these equity instruments during 2020 would have resulted in a decrease of $0.7 million in the value of these investments.

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

Foreign Currency Exchange Risk

Our international business is conducted in a variety of foreign currencies with our largest exposures being to the Brazilian real, the Indian rupee, European euro and the British pound. Transactions in foreign currencies are converted into U.S. dollars using exchange rates in effect on the dates of the transactions. This exposes us to fluctuations in foreign currency exchange rates.

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2020, we had foreign currency forward contracts with a notional value of $12.1 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2020. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2020 would have resulted in an estimated loss to the cumulative translation adjustment of $47.9 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B.     OTHER INFORMATION

Financial Results

On February 23, 2021, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter and year ended December 31, 2020. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2021.  KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2020.  EchoStar’s board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Audit fees (1)	$1,980,020	$2,147,764
Audit-related fees (2)	2,276	62,919
Total audit and audited related fees	1,982,296	2,210,683
Tax fees (3)	12,941	—
Total fees	$1,995,237	$2,210,683
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

Requests are submitted to EchoStar’s Audit Committee in one of the following ways:

•Request for approval of services at a meeting of EchoStar’s Audit Committee; or
•Request for approval of services by members of EchoStar’s Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.  All of the fees paid by us to KPMG LLP for services for 2020 and 2019 were pre-approved by EchoStar’s Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

Exhibit No.	Description
2.1*
Agreement and Plan of Merger between EchoStar Corporation, EchoStar Satellite Services L.L.C., Broadband Acquisition Corporation and Hughes Communications, Inc. dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 to Hughes Communications Inc.’s Current Report on Form 8-K, filed February 15, 2011, Commission File No. 1-33040).****

2.2*
Master Transaction Agreement by and among DISH Network Corporation, BSS Merger Sub Inc., EchoStar Corporation, and EchoStar BSS Corporation, dated as of May 19, 2019 (incorporated by reference to Exhibit 2.1 to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 333-179121).****

3.1(a)*
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

Exhibit No.	Description
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

10.22*
Amendment to EchoStar Non-Qualified Plan-Executive Plan and Adoption Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.30 to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2018, filed February 21, 2019, Commission File No. 333-179121).**

10.23*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 333-179121).**

10.24*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 333-179121). **

31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated February 23, 2021 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2020.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Date: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 23, 2021
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,	February 23, 2021
David J. Rayner	Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	February 23, 2021
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel	February 23, 2021
Dean A. Manson	Secretary and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
Hughes Satellite Systems Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2019, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of related party transactions with DISH Network Corporation

As discussed in Note 20 to the consolidated financial statements, a substantial majority of the voting power of the shares of both EchoStar Corporation and subsidiaries (EchoStar), the Company’s parent, and DISH Network Corporation and subsidiaries (DISH) is owned beneficially by the Chairman of the Company. The Company has engaged, and continues to engage, in related party transactions with DISH.

We identified the evaluation of the identification of related party transactions with DISH as a critical audit matter. Subjective auditor judgment was required in assessing the sufficiency of the results of the procedures performed to determine such transactions were identified by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s related party process, including controls related to the identification of the Company’s related party transactions with DISH. We evaluated the identification of related party transactions with DISH by:

–confirming related party amounts between DISH and the Company with DISH;
–reading public filings from the Company, EchoStar, DISH, and external news for information related to transactions between the Company and DISH;
–reading the Company’s and EchoStar’s minutes from meetings of the Board of Directors;
–performing a keyword search on the Company’s customer and vendor databases for new relationships with DISH;
–reading new agreements and contracts with DISH;
–inquiring of executive officers, key members of the Company, and the Board of Directors; and
–reading the transcripts to quarterly earnings conference calls for EchoStar and DISH.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed over the identification of related party transactions with DISH.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Denver, Colorado
February 23, 2021

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$740,490	$1,139,435
Marketable investment securities	1,203,296	652,835
Trade accounts receivable and contract assets, net	183,988	196,520
Other current assets, net	291,815	301,652
Total current assets	2,419,589	2,290,442
Non-current assets:
Property and equipment, net	1,691,523	1,857,581
Operating lease right-of-use assets	128,266	113,399
Goodwill	511,597	506,953
Regulatory authorizations, net	410,451	412,363
Other intangible assets, net	18,340	29,321
Other investments, net	103,924	110,040
Other non-current assets, net	307,677	251,936
Total non-current assets	3,171,778	3,281,593
Total assets	$5,591,367	$5,572,035
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$118,568	$121,552
Current portion of long-term debt, net	898,237	—
Contract liabilities	104,569	101,060
Accrued expenses and other current liabilities	325,587	258,417
Total current liabilities	1,446,961	481,029
Non-current liabilities:
Long-term debt, net	1,495,256	2,389,168
Deferred tax liabilities, net	369,940	380,316
Operating lease liabilities	114,877	96,879
Other non-current liabilities	87,957	90,480
Total non-current liabilities	2,068,030	2,956,843
Total liabilities	3,514,991	3,437,872

Commitments and contingencies

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both December 31, 2020 and 2019	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both December 31, 2020 and 2019	—	—
Additional paid-in capital	1,486,730	1,478,636
Accumulated other comprehensive income (loss)	(146,840)	(84,636)
Accumulated earnings (losses)	671,570	664,415
Total Hughes Satellite Systems Corporation shareholder's equity	2,011,460	2,058,415
Non-controlling interests	64,916	75,748
Total shareholder's equity	2,076,376	2,134,163
Total liabilities and shareholder's equity	$5,591,367	$5,572,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Revenue:
Services and other revenue	$1,691,757	$1,623,458	$1,561,426
Equipment revenue	205,601	266,703	205,410
Total revenue	1,897,358	1,890,161	1,766,836
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	572,637	555,701	559,838
Cost of sales - equipment (exclusive of depreciation and amortization)	166,429	225,103	176,600
Selling, general and administrative expenses	433,408	467,869	397,994
Research and development expenses	29,448	25,739	27,570
Depreciation and amortization	498,876	464,797	426,852
Total costs and expenses	1,700,798	1,739,209	1,588,854
Operating income (loss)	196,560	150,952	177,982
Other income (expense):
Interest income	18,802	57,730	59,104
Interest expense, net of amounts capitalized	(172,466)	(272,218)	(231,169)
Gains (losses) on investments, net	(232)	(8,464)	187
Equity in earnings (losses) of unconsolidated affiliates, net	(6,116)	(3,333)	4,874
Foreign currency transaction gains (losses), net	3,427	(9,855)	(12,484)
Other, net	(286)	(633)	8,041
Total other income (expense), net	(156,871)	(236,773)	(171,447)
Income (loss) from continuing operations before income taxes	39,689	(85,821)	6,535
Income tax benefit (provision), net	(42,118)	(11,595)	(18,615)
Net income (loss) from continuing operations	(2,429)	(97,416)	(12,080)
Net income (loss) from discontinued operations	—	56,539	109,423
Net income (loss)	(2,429)	(40,877)	97,343
Less: Net loss (income) attributable to non-controlling interests	11,754	11,335	(1,842)
Net income (loss) attributable to HSSC	$9,325	$(29,542)	$95,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$(2,429)	$(40,877)	$97,343
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(77,646)	1,182	(31,938)
Unrealized gains (losses) on available-for-sale securities	(192)	1,817	(665)
Other	(4)	(114)	41
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(1)	(419)	(212)
Total other comprehensive income (loss), net of tax	(77,843)	2,466	(32,774)
Comprehensive income (loss)	(80,272)	(38,411)	64,569
Less: Comprehensive loss (income) attributable to non-controlling interests	27,392	8,007	(453)
Comprehensive income (loss) attributable to HSSC	$(52,880)	$(30,404)	$64,116

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Amounts in thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2017	$1,754,561	$(52,822)	$582,683	$14,822	$2,299,244
Cumulative effect of accounting changes	—	433	15,773	—	16,206
Balance, January 1, 2018	1,754,561	(52,389)	598,456	14,822	2,315,450
Stock-based compensation	5,435	—	—	—	5,435
Capital contribution from EchoStar Corporation	7,125	—	—	—	7,125
Other comprehensive income (loss)	—	(31,385)	—	(1,389)	(32,774)
Net income (loss)	—	—	95,501	1,842	97,343
Other, net	(84)	—	—	—	(84)
Balance, December 31, 2018	1,767,037	(83,774)	693,957	15,275	2,392,495
Stock-based compensation	5,436	—	—	—	5,436
Capital contribution from EchoStar Corporation	9,606	—	—	—	9,606
Purchase of non-controlling interest	(833)	—	—	(6,480)	(7,313)
Net assets distributed pursuant to the BSS Transaction	(332,699)	—	—	—	(332,699)
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	29,576	—	—	73,199	102,775
Other comprehensive income (loss)	—	(862)	—	3,328	2,466
Net income (loss)	—	—	(29,542)	(11,335)	(40,877)
Other, net	513	—	—	1,761	2,274
Balance, December 31, 2019	1,478,636	(84,636)	664,415	75,748	2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	3,883	—	—	—	3,883
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,580)	2,758
Contribution by non-controlling interest holder	—	—	—	18,241	18,241
Other comprehensive income (loss)	—	(62,204)	—	(15,630)	(77,834)
Net income (loss)	—	—	9,325	(11,754)	(2,429)
Other, net	(127)	—	(1)	131	3
Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,429)	$(40,877)	$97,343
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	498,876	550,723	551,416
Losses (gains) on investments, net	232	8,464	(184)
Equity in losses (earnings) of unconsolidated affiliates, net	6,116	3,333	(4,791)
Foreign currency transaction losses (gains), net	(3,427)	9,855	12,484
Deferred tax provision (benefit), net	(4,261)	14,703	43,698
Stock-based compensation	5,167	5,436	5,435
Amortization of debt issuance costs	4,324	5,912	7,923
Dividends received from unconsolidated affiliates	—	2,716	10,000
Changes in assets and current liabilities, net:
Trade accounts receivable and contract assets, net	(2,755)	8,398	(17,840)
Other current assets	6,040	(81,414)	20,705
Trade accounts payable	(7,071)	13,510	6,258
Contract liabilities	3,509	26,411	7,832
Accrued expenses and other current liabilities	73,746	93,117	9,007
Non-current assets and non-current liabilities, net	(51,734)	13,557	(2,680)
Other, net	2,007	(240)	(3,903)
Net cash flows from operating activities	528,340	633,604	742,703
Cash flows from investing activities:
Purchases of marketable investment securities	(2,035,712)	(709,350)	(2,063,042)
Sales and maturities of marketable investment securities	1,482,704	1,665,269	909,996
Expenditures for property and equipment	(355,238)	(309,291)	(391,065)
Expenditures for externally marketed software	(38,655)	(29,310)	(31,639)
Investments in unconsolidated affiliates	—	7,851	(100,991)
Refunds and other receipts related to property and equipment	—	—	77,524
Purchases of regulatory authorizations	—	(7,850)	—
Payment for EchoStar XXI launch services	—	—	(7,125)
Dividend received from unconsolidated affiliate	—	2,284	—
Net cash flows from investing activities	(946,901)	619,603	(1,606,342)

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	(920,923)	(70,173)
Repayment of other long-term debt and finance lease obligations	(811)	(29,347)	(41,019)
Payment of in-orbit incentive obligations	(1,554)	(4,430)	(4,796)
Contribution by non-controlling interest holder	18,241	—	—
Capital contribution from EchoStar	—	—	7,125
Purchase of non-controlling interest	—	(7,313)	—
Other, net	998	1,172	—
Net cash flows from financing activities	16,874	(960,841)	(108,863)
Effect of exchange rates on cash and cash equivalents	2,662	(663)	(2,233)
Net increase (decrease) in cash and cash equivalents	(399,025)	291,703	(974,735)
Cash and cash equivalents, including restricted amounts, beginning of period	1,140,322	848,619	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$741,297	$1,140,322	$848,619

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, IT, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and; (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 17. Segment Reporting for further detail.

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH Network Corporation (“DISH”) and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we and EchoStar and its subsidiaries transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries, (together with DISH, “DISH Network”) and EchoStar’s joint venture Dish Mexico, S. de R.L. de C.V., (“Dish Mexico”) and its subsidiaries and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of EchoStar’s and our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”),; (ii) EchoStar distributed to each holder of shares of EchoStar’s Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of EchoStar’s Class A or Class B common stock owned by such EchoStar stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

In connection with the BSS Transaction, EchoStar and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Additionally, EchoStar and DISH and certain of our, EchoStar’s and DISH’s subsidiaries, as applicable, (i) entered into certain customary agreements covering, among other things, matters relating to taxes, employees, intellectual property and the provision of transitional services; (ii) terminated certain previously existing agreements; and (iii) amended certain existing agreements and entered into certain new agreements pursuant to

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

which we, EchoStar and certain of our and its other subsidiaries, on the one hand, and DISH Network, on the other hand, will obtain and provide certain products, services and rights from and to each other.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to EchoStar’s stockholders as we and EchoStar did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the years ended December 31, 2019 and 2018, in these Consolidated Financial Statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We utilize the highest level of inputs available according to the following hierarchy in determining fair value:

•Level 1 - Defined as observable inputs being quoted prices in active markets for identical assets;
•Level 2 - Defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3 - Defined as unobservable inputs for which little or no market data exists, consistent with characteristics of the asset or liability that would be considered by market participants in a transaction to purchase or sell the asset or liability.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

sales-type leases at the commencement date in Equipment revenue and periodic interest income in Services and other revenue. We report operating lease revenue in Services and other revenue.

Other

Sales and Value Added Taxes, Universal Service Fees and other taxes that we collect concurrent with revenue producing activities are excluded from revenue and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

From time to time, we engage in transactions where the income tax consequences are uncertain. We recognize tax benefits when, in management’s judgment, a tax filing position is more likely than not to be sustained if challenged by the tax authorities. For tax positions that meet the more-likely-than-not threshold, we may not recognize a portion of a tax benefit depending on management’s assessment of how the tax position will ultimately be settled. Unrecognized tax benefits generally are netted against the deferred tax assets associated with our net operating loss and tax credit carryforwards. We adjust our estimates periodically based on ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations and precedent. Estimates of our uncertain tax positions are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, we will record additional income tax provision or benefit in the period in which such resolution occurs. We classify interest and penalties, if any, associated with our unrecognized tax benefits as a component of income tax provision or benefit.

Lessee Accounting

We lease real estate, satellite capacity and equipment in the conduct of our business operations. For contracts entered into on or after January 1, 2019, at contract inception, we assess whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to be an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria. Our operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure. Our finance leases consist primarily of leases for satellite capacity.

At the lease commencement date, we recognize a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

We report operating lease right-of-use assets in Operating lease right-of-use assets and operating lease liabilities in Accrued expenses and other current liabilities and Operating lease liabilities. We report finance lease right-of-use assets in Property and equipment, net and finance lease liabilities in Current portion of long-term debt, net and Long-term debt, net.

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

Business Combinations

We account for all business combinations that result in our control over another entity by using the acquisition method of accounting, which requires us to allocate the purchase price of the acquired business to the identifiable tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and non-controlling interests, based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the excess of the aggregate estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling, referenced market values, where available and cost-based approaches. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.

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

We believe that the estimated fair values assigned to the assets we have acquired and liabilities we have assumed are based on reasonable and appropriate assumptions. While we believe our estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets we have acquired and liabilities we have assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the estimated fair values of assets acquired or

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in the Consolidated Statements of Operations. In addition, results of operations of the acquired company are included in our results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. We expense all costs as incurred related to or involved with an acquisition in Other, net, in the Consolidated Statements of Operations.

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities in are included in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2020 and 2019 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

We account for our debt securities as available-for-sale or using the fair value option based on our investment strategy for the securities. For available-for-sale debt securities, we recognize periodic changes in the difference between fair value and amortized cost in Unrealized gains (losses) on available-for-sale securities in the Consolidated Statements of Comprehensive Income (Loss). Gains and losses realized upon sales of available-for-sale debt securities are reclassified from other comprehensive income (loss) and recognized on the trade date in Gains (losses) on investments, net in the Consolidated Statements of Operations. We use the first-in, first-out (“FIFO”) method to determine the cost basis on sales of available-for-sale debt securities. Interest income from available-for-sale debt securities is reported in Interest income, net in the Consolidated Statements of Operations.

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

From time to time we make strategic investments in marketable corporate debt securities. Generally, we elect to account for these debt securities using the fair value option because it results in consistency in accounting for unrealized gains and losses for all securities in our portfolio of strategic investments. When we elect the fair value option for investments in debt securities, we recognize periodic changes in fair value of these securities in Gains (losses) on investments, net in the Consolidated Statements of Operations. Interest income from these securities is reported in Interest income, net in the Consolidated Statements of Operations.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Indefinite Lived

We also have indefinite lived regulatory authorizations that primarily consist of FCC authorizations and certain other contractual or regulatory rights to use spectrum at specified orbital locations. We have determined that our FCC authorizations generally have indefinite useful lives based on the following:

•FCC authorizations are non-depleting assets;
•Renewal satellite applications generally are authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
•Expenditures required to maintain the authorization are not significant; and
•We intend to use these authorizations indefinitely.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Recently Adopted Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 - Financial Instruments - Credit Losses (Topic 326), as amended, and codified in Accounting Standards Codification Topic 326 (“ASC 326”). ASC 326 introduces a new approach to the periodic estimation of credit losses for certain financial assets based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets that have experienced credit deterioration since their original purchase. We have elected to apply the requirements of the new standard prospectively and we recognized a cumulative effect of adoption of $2.2 million to Accumulated earnings (losses) as of January 1, 2020. Based on this election, we did not restate our comparative Consolidated Financial Statements and they continue to be reported under the accounting standards in effect for the periods before January 1, 2020.

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

•Other Investments, Net — We estimate expected credit losses on our other debt investments with payment terms longer than one year separately by debtor, due to the unique risk characteristics of such debt investments. We generally use discounted cash flow techniques to estimate such credit losses. In applying such techniques, we may estimate principal and interest cash flows under probability-weighted scenarios that consider entity-specific matters and forecasted economic conditions. The majority of our other debt investments are with entities in the telecommunications industry. The collection of contractual principal and interest on these debt investments are highly dependent on the future business operations of those entities. Our estimation of expected credit losses for such debt investments require significant judgment about matters specific to the debtor and their industry. Accordingly, our actual collection experience may differ from the assumptions reflected in our expected credit loss estimates.

We record our other debt investments related estimated credit losses as a reduction of Interest income, net.

Financial Impact of Adoption. The following table presents our adoption of this new standard resulting in adjustments to our Consolidated Balance Sheet effective January 1, 2020:

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Balance December 31, 2019	Adoption of ASC 326 Increase (Decrease)	Balance January 1, 2020
Trade accounts receivable and contract assets, net	$196,520	$(13,672)	$182,848
Other current assets, net	$301,652	$6,723	$308,375
Other non-current assets, net	$251,936	$4,050	$255,986
Total assets	$5,572,035	$(2,899)	$5,569,136
Deferred tax liabilities, net	$380,316	$(490)	$379,826
Accumulated earnings (losses)	$664,415	$(2,169)	$662,246
Non-controlling interests	$75,748	$(240)	$75,508
Total shareholder's equity	$2,134,163	$(2,409)	$2,131,754
Total liabilities and shareholder's equity	$5,572,035	$(2,899)	$5,569,136

The application of ASC 326 requirements did not materially affect our Consolidated Statements of Operations for the year ended December 31, 2020.

Leases

We adopted ASU No. 2016-02 - Leases (Topic 842) Leases (Topic 842), as amended, codified as Accounting Standard Codification (“ASC 842”), as of January 1, 2019. The primary impact of ASC 842 on these Consolidated Financial Statements is the recognition of right-of-use assets and related liabilities in the Consolidated Balance Sheet for leases where we are the lessee. We elected to apply the requirements of the new standard prospectively on January 1, 2019 and did not restate these Consolidated Financial Statements for prior periods. Our adoption of ASC 842 did not have a material impact on our results of operations or cash flows for the year ended December 31, 2019.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Impact of Adoption. The following table presents our adoption of this standard resulting in adjustments to our Consolidated Balance Sheet effective January 1, 2019:

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Other current assets, net	$152,666	$(28)	$152,638
Operating lease right-of-use assets	$—	$117,006	$117,006
Other non-current assets, net	$236,449	$(7,272)	$229,177
Total assets	$6,893,172	$109,706	$7,002,878
Accrued expenses and other current liabilities	$157,654	$14,444	$172,098
Operating lease liabilities	$—	$99,133	$99,133
Other non-current liabilities	$71,647	$(3,871)	$67,776
Total liabilities	$4,500,677	$109,706	$4,610,383
Total liabilities and shareholder's equity	$6,893,172	$109,706	$7,002,878

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We have assessed the impact of adopting this new guidance and it will not have a material impact on our consolidated financial statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2020	2019
Trade accounts receivable and contract assets, net:
Sales and services	$149,513	$152,632
Leasing	4,553	4,016
Total trade accounts receivable	154,066	156,648
Contract assets	45,308	63,649
Allowance for doubtful accounts	(15,386)	(23,777)
Total trade accounts receivable and contract assets, net	$183,988	$196,520

Contract liabilities:
Current	$104,569	$101,060
Non-current	10,519	10,572
Total contract liabilities	$115,088	$111,632

The following table presents the revenue recognized in the Consolidated Statement of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2020	2019	2018
Revenue	$72,877	$65,417	$52,000

The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2020	2019	2018
Balance at beginning of period	$23,777	$16,604	$12,027
Credit losses (1)	18,582	30,027	24,984
Deductions	(26,031)	(21,832)	(16,888)
Foreign currency translation	(942)	(1,022)	(3,519)
Balance at end of period	$15,386	$23,777	$16,604
(1) The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2020	2019	2018
Balance at beginning of period	$113,592	$114,306	$90,899
Additions	91,143	97,457	113,265
Amortization expense	(101,278)	(97,650)	(88,949)
Foreign currency translation	(3,620)	(521)	(909)
Balance at end of period	$99,837	$113,592	$114,306

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $942.3 million. We expect to recognize 38.2% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount excludes agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectibility of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
North America	$1,556,961	$17,398	$(1,161)	$1,573,198
South and Central America	151,194	—	—	151,194
Other	152,679	—	20,287	172,966
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

For the year ended December 31, 2019
North America	$1,527,823	$16,257	$2,143	$1,546,223
South and Central America	125,458	—	—	125,458
Other	199,461	—	19,019	218,480
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161

For the year ended December 31, 2018
North America	$1,444,628	$27,231	$4,555	$1,476,414
South and Central America	101,632	—	—	101,632
Other	170,268	—	18,522	188,790
Total revenue	$1,716,528	$27,231	$23,077	$1,766,836

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Nature of Products and Services

The following table presents our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
Services and other revenue:
Services	$1,614,730	$10,785	$—	$1,625,515
Lease revenue	40,503	6,613	19,126	66,242
Total services and other revenue	1,655,233	17,398	19,126	1,691,757
Equipment revenue:
Equipment	110,108	—	—	110,108
Design, development and construction services	88,511	—	—	88,511
Lease revenue	6,982	—	—	6,982
Total equipment revenue	205,601	—	—	205,601
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

For the year ended December 31, 2019
Services and other revenue:
Services	$1,535,966	$10,464	$878	$1,547,308
Lease revenue	50,073	5,793	20,284	76,150
Total services and other revenue	1,586,039	16,257	21,162	1,623,458
Equipment revenue:
Equipment	115,052	—	—	115,052
Design, development and construction services	145,646	—	—	145,646
Lease revenue	6,005	—	—	6,005
Total equipment revenue	266,703	—	—	266,703
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161

For the year ended December 31, 2018
Services and other revenue:
Services	$1,313,059	$21,044	$1,351	$1,335,454
Lease revenue	198,059	6,187	21,726	225,972
Total services and other revenue	1,511,118	27,231	23,077	1,561,426
Equipment revenue:
Equipment	119,657	—	—	119,657
Design, development and construction services	85,753	—	—	85,753
Total equipment revenue	205,410	—	—	205,410
Total revenue	$1,716,528	$27,231	$23,077	$1,766,836

Lease Revenue

We elected to apply the requirements of ASC Topic 842, Leases, prospectively on January 1, 2019. As a result, the following disclosures required by the new guidance are not presented for periods prior to that date.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$6,982	$6,005
Interest income	393	784
Total sales-type lease revenue	7,375	6,789
Operating lease revenue	65,849	75,366
Total lease revenue	$73,224	$82,155

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $13.0 million and $6.5 million as of December 31, 2020 and 2019, respectively.

The following table presents future operating lease payments to be received as of December 31, 2020:

Amounts
December 31,
2021	$37,752
2022	34,137
2023	31,907
2024	29,666
2025	28,035
2026 and beyond	99,692
Total lease payments	$261,189

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2020			2019
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,706,328	$(1,317,210)	$389,118	$1,458,298	$(1,074,968)	$383,330
Satellites	104,620	(38,335)	66,285	104,620	(31,360)	73,260
Total	$1,810,948	$(1,355,545)	$455,403	$1,562,918	$(1,106,328)	$456,590

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2020	2019
Customer premises equipment	$246,542	$197,870
Satellites	6,975	7,495
Total	$253,517	$205,365

NOTE 4.    LESSEE ACCOUNTING

We elected to apply the requirements of ASC Topic 842, Leases, prospectively on January 1, 2019. As a result, the following disclosures required by the new guidance are not presented for periods prior to that date.

The following table presents the amounts for right-of-use assets and lease liabilities:

	As of December 31,
	2020	2019
Right-of-use assets:
Operating	$128,266	$113,399
Finance	278,237	325,826
Total right-of-use assets	$406,503	$439,225

Lease liabilities:
Current:
Operating	$14,670	$14,112
Finance	423	486
Total current	15,093	14,598
Non-current:
Operating	114,877	96,879
Finance	129	565
Total non-current	115,006	97,444
Total lease liabilities	$130,099	$112,042

As of December 31, 2020, we have prepaid our obligations regarding most of our finance right-of-use assets. Finance lease assets are reported net of accumulated amortization of $74.0 million and $57.3 million as of December 31, 2020 and 2019, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of lease cost and weighted average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$23,321	$21,226
Finance lease cost:
Amortization of right-of-use assets	27,611	26,489
Interest on lease liabilities	106	173
Total finance lease cost	27,717	26,662
Short-term lease cost	132	434
Variable lease cost	3,799	9,585
Total lease cost	$54,969	$57,907

	As of December 31,
	2020	2019
Lease term and discount rate:
Weighted average remaining lease term:
Finance leases	1.2 years	2.1 years
Operating leases	10.7 years	10.4 years

Weighted average discount rate:
Finance leases	12.2%	11.9%
Operating leases	6.0%	6.1%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,313	$19,654
Operating cash flows from finance leases	106	173
Financing cash flows from finance leases	499	654

We obtained right-of-use assets in exchange for lease liabilities of $22.6 million and $8.5 million upon commencement of operating leases during the year ended December 31, 2020 and 2019, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents future minimum lease payments of our lease liabilities as of December 31, 2020:

	Operating Leases	Finance Leases	Total
Year ending December 31,
2021	$21,021	$472	$21,493
2022	20,404	136	20,540
2023	19,624	—	19,624
2024	16,364	—	16,364
2025	12,355	—	12,355
2026 and beyond	86,194	—	86,194
Total future minimum lease payments	175,962	608	176,570
Less: Interest	(46,415)	(56)	(46,471)
Total lease liabilities	$129,547	$552	$130,099

NOTE 5.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations of the BSS Business:

	For the years ended December 31,
	2019	2018
Revenue:
Services and other revenue - DISH Network	$195,942	$305,229
Services and other revenue - other	17,714	25,598
Total revenue	213,656	330,827
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	28,033	40,375
Selling, general and administrative expenses	6,903	159
Depreciation and amortization	85,926	124,564
Total costs and expenses	120,862	165,098
Operating income (loss)	92,794	165,729
Other income (expense):
Interest expense	(17,365)	(28,552)
Total other income (expense), net	(17,365)	(28,552)
Income (loss) from discontinued operations before income taxes	75,429	137,177
Income tax benefit (provision), net	(18,890)	(27,754)
Net income (loss) from discontinued operations	$56,539	$109,423

No assets or liabilities attributable to our discontinued operations were held by us as of December 31, 2020 or December 31, 2019.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS business:

	For the years ended December 31,
	2019	2018
Operating activities:
Net income (loss) from discontinued operations	$56,539	$109,423
Depreciation and amortization	$85,926	$124,564

Investing activities:
Expenditures for property and equipment	$510	$175

Financing activities:
Payment of finance lease obligations	$27,203	$35,886
Payment of in-orbit incentive obligations	$3,887	$4,329

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 6.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”). The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Consolidated Financial Statements from the date of acquisition. As of December 31, 2020, we incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

All assets and liabilities acquired from Yahsat in the Yahsat Brazil JV Transaction have been recorded at fair value. The following table presents our allocation of the purchase price:

Amounts
Assets:
Cash and cash equivalents	$8,110
Other current assets, net	5,876
Property and equipment	86,983
Regulatory authorization	4,498
Goodwill	9,186
Other non-current assets, net	1,502
Total assets	$116,155

Liabilities:
Trade accounts payable	$3,879
Accrued expenses and other current liabilities	6,676
Total liabilities	$10,555

Total purchase price (1)	$105,600
(1) Based on the value determined for the equity ownership interest issued by our Brazilian subsidiary as consideration for the business acquired by us in the Yahsat Brazil JV Transaction.

The following valuation of the acquired assets was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation:

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(82,800)	$(1,092)	$118	$(83,774)
Other comprehensive income (loss) before reclassifications	(2,146)	1,817	(114)	(443)
Amounts reclassified to net income (loss)	—	(419)	—	(419)
Other comprehensive income (loss)	(2,146)	1,398	(114)	(862)
Balance, December 31, 2019	(84,946)	306	4	(84,636)
Other comprehensive income (loss) before reclassifications	(62,007)	(192)	(4)	(62,203)
Amounts reclassified to net income (loss)	—	(1)	—	(1)
Other comprehensive income (loss)	(62,007)	(193)	(4)	(62,204)
Balance, December 31, 2020	$(146,953)	$113	$—	$(146,840)
NOTE 8.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2020	2019
Marketable investment securities:
Debt securities:
Available-for-sale:
Corporate bonds	$276,361	$411,706
Commercial paper	823,173	236,874
Other debt securities	103,756	4,014
Total available-for-sale debt securities	1,203,290	652,594
Equity securities	6	241
Total marketable investment securities	$1,203,296	$652,835

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2020
Corporate bonds	$276,327	$59	$(25)	$276,361
Commercial paper	823,173	—	—	823,173
Other debt securities	103,758	3	(5)	103,756
Total available-for-sale debt securities	$1,203,258	$62	$(30)	$1,203,290
As of December 31, 2019
Corporate bonds	$411,312	$395	$(1)	$411,706
Commercial paper	236,873	1	—	236,874
Other debt securities	4,014	—	—	4,014
Total available-for-sale debt securities	$652,199	$396	$(1)	$652,594

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2020	2019	2018
Proceeds from sales	$112,497	$311,823	$50,000
Gains (losses) on sales, net	$1	$385	$—

As of December 31, 2020, we have $1.2 billion of available-for-sale debt securities with contractual maturities of one year or less and zero with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the years ended December 31,
	2020	2019	2018
Proceeds from sales	$—	$—	$—
Gains (losses) on sales, net	$(235)	$(833)	$(29)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility: As of December 31, 2020 and 2019, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

	As of December 31,
	2020			2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (including restricted)	$128	$654,853	$654,981	$6,682	$1,056,518	$1,063,200
Debt securities:
Available-for-sale:
Corporate bonds	$—	$276,361	$276,361	$—	$411,706	$411,706
Commercial paper	—	823,173	823,173	—	236,874	236,874
Other debt securities	95,497	8,259	103,756	—	4,014	4,014
Total available-for-sale debt securities	95,497	1,107,793	1,203,290	—	652,594	652,594
Equity securities	6	—	6	241	—	241
Total marketable investment securities	$95,503	$1,107,793	$1,203,296	$241	$652,594	$652,835

NOTE 9.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment,net:

	As of December 31,
	2020	2019
Property and equipment, net:
Satellites, net	$954,559	$1,127,521
Other property and equipment, net	736,964	730,060
Total property and equipment, net	$1,691,523	$1,857,581

Satellites

As of December 31, 2020, our operating satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents our operating satellite fleet as of December 31, 2020 which consists of both owned and leased satellites:

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
(3)    We own the Ka-band and Ku-band payloads on this satellite.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2020	2019
Satellites, net:
Satellites - owned	7 to 15	$1,503,596	$1,516,006
Satellites - acquired under finance leases	15	352,245	381,162
Total satellites		1,855,841	1,897,168
Accumulated depreciation
Satellites - owned		(827,274)	(713,259)
Satellites - acquired under finance leases		(74,008)	(56,388)
Total accumulated depreciation		(901,282)	(769,647)
Total satellites, net		$954,559	$1,127,521

The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2020	2019	2018
Depreciation expense:
Satellites - owned	$108,273	$110,685	$104,967
Satellites - acquired under finance leases	27,611	25,755	20,269
Total depreciation expense	$135,884	$136,440	$125,236

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the years ended December 31,
	2020	2019	2018
Capitalized interest	$2,488	$1,019	$6,179

Satellite-Related Commitments

As of December 31, 2020 and 2019 our satellite-related commitments were $224.4 million and $256.9 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2020.

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

Fair Value of In-Orbit Incentives

As of December 31, 2020 and 2019, the fair values of our in-orbit incentive obligations from our continuing operations, approximated their carrying amounts of $55.4 million and $57.0 million, respectively.

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2020	2019
Other property and equipment, net:
Land	—	$13,440	$13,328
Buildings and improvements	1 to 40	73,834	73,692
Furniture, fixtures, equipment and other	1 to 12	720,495	783,727
Customer premises equipment	2 to 4	1,706,328	1,377,914
Construction in progress		97,996	50,864
Total other property and equipment		2,612,093	2,299,525
Accumulated depreciation		(1,875,129)	(1,569,465)
Other property and equipment, net		$736,964	$730,060

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2020	2019	2018
Other property and equipment depreciation expense:
Buildings and improvements	$4,285	$4,409	$9,715
Furniture, fixtures, equipment and other	76,649	89,868	79,500
Customer premises equipment	246,542	194,906	174,749
Total depreciation expense	$327,476	$289,183	$263,964

NOTE 10.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
As of December 31, 2017	$—	$—	$—	$400,043	$400,043
As of December 31, 2018	—	—	—	400,043	400,043
Additions	12,833	—	12,833	(43)	12,790
Amortization expense	—	(161)	(161)	—	(161)
Currency translation adjustments	(309)	—	(309)	—	(309)
As of December 31, 2019	12,524	(161)	12,363	400,000	412,363
Amortization expense	—	(902)	(902)	—	(902)
Currency translation adjustments	(1,019)	9	(1,010)	—	(1,010)
Balance, December 31, 2020	$11,505	$(1,054)	$10,451	$400,000	$410,451

Weighted average useful life (in years)		14

Finite Lived Assets

In November 2019, we were granted an S-band spectrum license for terrestrial rights in Mexico for $7.9 million. The acquired asset is subject to amortization over a period of 15 years.

In November 2019, we also acquired Ka-band spectrum rights $4.5 million, upon consummation of the Yahsat Brazil JV Transaction, which are subject to amortization over a period of 11 years.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2020:

Amount
For the years ending December 31,
2021	$800
2022	848
2023	848
2024	848
2025	848
2026 and beyond	6,259
Total	$10,451

NOTE 11.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2017	$270,300	$51,417	$29,700	$351,417
Write-off	—	(17)	—	(17)
As of December 31, 2018	270,300	51,400	29,700	351,400
As of December 31, 2019	270,300	51,400	29,700	351,400
As of December 31, 2020	$270,300	$51,400	$29,700	$351,400

Accumulated amortization:
As of December 31, 2017	$(231,642)	$(51,417)	$(9,776)	$(292,835)
Amortization expense	(13,145)	—	(1,485)	(14,630)
Write-off	—	17	—	17
As of December 31, 2018	(244,787)	(51,400)	(11,261)	(307,448)
Amortization expense	(13,146)	—	(1,485)	(14,631)
As of December 31, 2019	(257,933)	(51,400)	(12,746)	(322,079)
Amortization expense	(9,496)	—	(1,485)	(10,981)
As of December 31, 2020	$(267,429)	$(51,400)	$(14,231)	$(333,060)

Carrying amount:
As of December 31, 2017	$38,658	$—	$19,924	$58,582
As of December 31, 2018	$25,513	$—	$18,439	$43,952
As of December 31, 2019	$12,367	$—	$16,954	$29,321
As of December 31, 2020	$2,871	$—	$15,469	$18,340

Weighted average useful life (in years)	8	6	20

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Future Amortization

The following table presents our estimated future amortization of other intangible assets as of December 31, 2020:

Amount
For the years ending December 31,
2021	$4,356
2022	1,485
2023	1,485
2024	1,485
2025	1,485
2026 and beyond	8,044
Total	$18,340

NOTE 12.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2020	2019
Other investments, net:
Equity method investments	$96,573	$102,689
Other equity investments	7,351	7,351
Total other investments, net	$103,924	$110,040

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the years ended December 31,
	2020	2019	2018
Deluxe	$4,393	$4,377	$4,433
BCS	$9,080	$8,979	$695

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents trade accounts receivable:

	As of December 31,
	2020	As of	2019
Deluxe	$716		$631
BCS	$9,347		$5,171

There were no cash distributions from our investments for the year ended December 31, 2020. We recorded cash distributions from our investments of $2.7 million and $10.0 million, respectively, for the years ended December 31, 2019 and 2018. These cash distributions were determined to be a return on investment and reported in Net cash flows from operating activities in the Consolidated Statements of Cash Flows. Additionally, we recorded an additional dividend from our investments of $2.3 million for the year ended December 31, 2019 that was considered a return of investment and reported in Net cash flows from investing activities in the Consolidated Statements of Cash Flows. There were no returns of investment during the years ended December 31, 2020 and 2018.

Other Equity Investments

During the year ended December 31, 2019, we recorded a $8.1 million reduction to the carrying amount of one of our investments based on circumstances that indicated the fair value of the investment was less than its carrying amount. There were no similar reductions for the years ended December 31, 2020 or 2018.

NOTE 13.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2020		2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.301%	$750,000	$834,045	$750,000	$825,308
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.028%	900,000	924,003	900,000	963,783
6 5/8% Senior Unsecured Notes due 2026	6.667%	750,000	852,810	750,000	833,903
Less: Unamortized debt issuance costs		(6,507)	—	(10,832)	—
Total long-term debt		2,393,493	2,610,858	2,389,168	2,622,994
Less: Current portion, net		(898,237)	(924,003)	—	—
Long-term debt, net		$1,495,256	$1,686,855	$2,389,168	$2,622,994

2021 Senior Unsecured Notes

On June 1, 2011, we issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011 (the “2011 Indenture”). The 2021 Senior Unsecured Notes mature on June 15, 2021. Interest accrues at an annual rate of 7 5/8% and is payable semi-annually in cash, in arrears on June 15 and December 15 of each year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, we issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750.0 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes” and, together with the 2021 Senior Unsecured Notes, the “Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2011 Indenture and the 2016 Secured Indenture, the “Indentures”). The 2021 Senior Unsecured Notes, the 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes (collectively, the “2026 Notes”) mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrue at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the 2026 Notes are payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

Additional Information Relating to the Notes

Each series of the Notes is redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the applicable Indenture, together with accrued and unpaid interest, if any, to the date of redemption.

The 2026 Senior Secured Notes are:

•our secured obligations;
•secured by security interests in substantially all of our and certain of our subsidiaries’ existing and future tangible and intangible assets of on a first priority basis, subject to certain exceptions;
•effectively junior to our obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes, in each case, to the extent of the value of the collateral securing such obligations;
•effectively senior to our existing and future unsecured obligations to the extent of the value of the collateral securing the 2026 Senior Secured Notes, after giving effect to permitted liens as provided in the 2016 Secured Indenture;
•senior in right of payment to all of our existing and future obligations that are expressly subordinated to the 2026 Senior Secured Notes;
•structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the 2026 Senior Secured Notes; and
•unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the 2026 Senior Secured Notes.

The Unsecured Notes are:

•our unsecured senior obligations;
•ranked equally with all existing and future unsubordinated indebtedness (including as between the 2021 Senior Unsecured Notes and the 2026 Senior Unsecured Notes) and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;
•effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;
•senior in right of payment to all our existing and future obligations that are expressly subordinated to the respective Unsecured Notes;

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the respective Unsecured Notes; and
•unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of certain of our subsidiaries to:

•incur additional debt;
•pay dividends or make distributions on our or their capital stock or repurchase our or their capital stock;
•make certain investments;
•create liens or enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•merge or consolidate with another company;
•transfer and sell assets; and
•allow to exist certain restrictions on our or their ability to pay dividends, make distributions, make other payments, or transfer assets.

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

Debt Issuance Costs

For the years ended December 31, 2020, 2019 and 2018, we amortized $4.3 million, $5.9 million and $7.9 million respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

NOTE 14.    INCOME TAXES

The following table presents the components of Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations :

	For the years ended December 31,
	2020	2019	2018
Domestic	$116,268	$68,574	$40,385
Foreign	(76,579)	(154,395)	(33,850)
Income (loss) from continuing operations before income taxes	$39,689	$(85,821)	$6,535

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations :

	For the years ended December 31,
	2020	2019	2018
Current benefit (provision), net:
Federal	$(40,109)	$(4,525)	$(914)
State	(4,152)	2,584	5,081
Foreign	(1,740)	(1,415)	(1,894)
Total current benefit (provision), net	(46,001)	(3,356)	2,273

Deferred benefit (provision), net:
Federal	15,151	(1,292)	(3,460)
State	(2,926)	(10,370)	(17,656)
Foreign	(8,342)	3,423	228
Total deferred benefit (provision), net	3,883	(8,239)	(20,888)
Total income tax benefit (provision), net	$(42,118)	$(11,595)	$(18,615)

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations :

	For the years ended December 31,
	2020	2019	2018
Statutory rate	$(8,336)	$18,023	$(1,372)
State income taxes, net of federal provision (benefit)	(6,205)	(4,148)	(13,642)
Permanent differences	(1,447)	(5,888)	(976)
Tax credits	1,137	5,137	4,935
Valuation allowance	(36,491)	(35,974)	(11,583)
Rates different than statutory	9,725	11,182	4,051
Other	(501)	73	(28)
Total income tax benefit (provision), net	$(42,118)	$(11,595)	$(18,615)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating losses, credit and other carryforwards	$87,550	$92,304
Unrealized losses on investments, net	4,036	931
Accrued expenses	22,218	20,079
Stock-based compensation	6,157	5,096
Other assets	33,900	25,952
Total deferred tax assets	153,861	144,362
Valuation allowance	(143,501)	(102,201)
Deferred tax assets after valuation allowance	$10,360	$42,161

Deferred tax liabilities:
Depreciation and amortization	$(377,404)	$(414,046)
Other liabilities	(1,217)	(1,216)
Total deferred tax liabilities	(378,621)	(415,262)
Total net deferred tax liabilities	$(368,261)	$(373,101)

Net deferred tax asset foreign jurisdiction	$1,679	$7,215
Net deferred tax liability domestic	(369,940)	(380,316)
Total net deferred tax liabilities	$(368,261)	$(373,101)

Overall, our net deferred tax assets were offset by a valuation allowance of $143.5 million and $102.2 million as of December 31, 2020 and 2019, respectively. The change in the valuation allowance primarily relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries and a decrease associated with unrealized gains that are capital in nature.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2020, we had foreign net operating loss carryforwards of $285.2 million. As of December 31, 2020, we have tax credit carryforwards of zero and $5.2 million for federal and state income tax purposes, respectively. If not utilized, the state tax credit carryforwards begin to expire in 2020.

As of December 31, 2020, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. However, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax. As of December 31, 2020 and 2019, we had net deferred tax assets related to our foreign subsidiaries of $1.7 million and $7.2 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. As of December 31, 2020, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as 2008. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2003. As of December 31, 2020, we are currently being audited by the Indian tax authorities for fiscal years 2003 through 2018. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2020	2019	2018
Unrecognized tax benefit balance as of beginning of period:	$7,866	$7,866	$7,950
Additions based on tax positions related to the current year	—	—	572
Additions based on tax positions related to prior years	—	—	—
Reductions based on tax positions related to prior years	(572)	—	(656)
Balance as of end of period	$7,294	$7,866	$7,866

As of December 31, 2020 and 2019, we had $7.3 million and $7.9 million, respectively, of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.

For the years ended December 31, 2020, 2019 and 2018, our income tax provision included an insignificant amount of interest and penalties.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The CARES Act features significant tax provisions and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, including a five-year carryback of net operating losses, relaxation of Section 163(j) interest deduction limitations, acceleration of Alternative Minimum Tax refunds, relief for payroll tax and tax credits for employers who retain employees. These provisions did not affect our income tax provision for the year ended December 31, 2020.

NOTE 15.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 5.0 million shares of EchoStar’s Class A common stock.  As of December 31, 2020, EchoStar had approximately 1.7 million shares of Class A common stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by EchoStar or its subsidiaries for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of EchoStar’s Class A common stock on that date.  For the years ended December 31, 2020, 2019 and 2018, employee purchases of EchoStar’s Class A common stock through the ESPP totaled approximately 452,000 shares, 280,000 shares and 235,000 shares, respectively.

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

The following table presents our matching contributions and discretionary contributions:

	For the years ended December 31,
	2020	2019	2018
Matching contributions	$5,239	$5,095	$5,007
Fair value of EchoStar discretionary contributions of its Class A common stock, net of forfeitures, under 401(k) plan	$6,921	$6,654	$7,605

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations from our continuing operations as of December 31, 2020:

	Payments Due in the Year Ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$2,400,000	$900,000	$—	$—	$—	$—	$1,500,000
Interest on long-term debt	568,711	123,396	89,063	89,063	89,063	89,063	89,063
Satellite-related commitments	224,420	83,930	30,057	15,805	14,987	15,730	63,911
Operating lease obligations	175,963	21,021	20,404	19,624	16,364	12,355	86,195
Finance lease obligations	608	472	136	—	—	—	—
Total	$3,369,702	$1,128,819	$139,660	$124,492	$120,414	$117,148	$1,739,169

The table above does not include amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain. The table also excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments. Additionally, our satellite-related commitments primarily include payments pursuant to agreements for payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Elbit

On January 23, 2015, Elbit Systems Land and C4I LTD and Elbit Systems of America Ltd. (together referred to as “Elbit”) filed a complaint against our subsidiary Hughes Network Systems, L.L.C. (“HNS”), as well as against Black Elk Energy Offshore Operations, LLC, Bluetide Communications, Inc. and Helm Hotels Group, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,240,073 (the “073 patent”) and 7,245,874 (“874 patent”). In December 2019, we entered into a comprehensive settlement agreement with Elbit pursuant to which we paid a total of $33 million in satisfaction of all amounts relating to these matters and all open proceedings, including appeals, were dismissed with prejudice.

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our officer, David J. Rayner; EchoStar ; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class of January 11, 2021. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 1999, HCIPL’s license was amended pursuant to a new government policy that eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees, interest on such fees and penalties and interest on the penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under the payment schedule, HCIPL is required to make a payment of 10% of the legally payable dues by March 31, 2021, and thereafter make payments in yearly installments through 2031. To date, HCIPL has paid the DOT $2.9 million with respect to this matter. As a result of the Supreme Court’s orders, HCIPL’s payments to date and the impact of foreign exchange rates, we have recorded an accrual of $81.7 million as of December 31, 2020, comprised of $3.9 million for additional license fees, $4.0 million for penalties and $73.8 million for interest and interest on penalties. We had recorded an accrual of $80.2 million as of December 31, 2019. Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 17.    SEGMENT REPORTING

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

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2020
External revenue	$1,860,834	$16,237	$20,287	$1,897,358
Intersegment revenue	—	1,161	(1,161)	—
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

EBITDA	$727,608	$7,873	$(31,498)	$703,983
Capital expenditures	$355,197	$41	$—	$355,238

For the year ended December 31, 2019
External revenue	$1,852,742	$15,131	$22,288	$1,890,161
Intersegment revenue	—	1,126	(1,126)	—
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161

EBITDA	$625,660	$6,994	$(27,855)	$604,799
Capital expenditures	$308,781	$—	$—	$308,781

For the year ended December 31, 2018
External revenue	$1,716,169	$27,009	$23,658	$1,766,836
Intersegment revenue	359	222	(581)	—
Total revenue	$1,716,528	$27,231	$23,077	$1,766,836

EBITDA	$601,319	$17,764	$(15,473)	$603,610
Capital expenditures	$390,108	$(76,757)	$15	$313,366

The following table reconciles Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the Years Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations before income taxes	$39,689	$(85,821)	$6,535
Interest income, net	(18,802)	(57,730)	(59,104)
Interest expense, net of amounts capitalized	172,466	272,218	231,169
Depreciation and amortization	498,876	464,797	426,852
Net loss (income) attributable to non-controlling interests	11,754	11,335	(1,842)
EBITDA	$703,983	$604,799	$603,610

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2020	2019
Long-lived assets:
North America	$2,257,820	$2,419,750
South and Central America	311,041	310,172
Other	63,050	76,296
Total long-lived assets	$2,631,911	$2,806,218

NOTE 18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents our quarterly results of operations:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2020
Total revenue	$492,306	$475,860	$461,645	$467,547
Operating income (loss)	54,644	57,248	54,993	29,675
Net income (loss)	3,628	11,482	374	(17,913)
Net income (loss) from continuing operations attributable to HSSC	6,342	13,649	3,805	(14,471)
Net income (loss) attributable to HSSC	6,342	13,649	3,805	(14,471)

Year Ended December 31, 2019
Total revenue	$500,600	$473,121	$461,241	$455,199
Operating income (loss)	45,088	45,433	13,962	46,469
Net income (loss)	(62,828)	(2,690)	1,609	23,032
Net income (loss) from continuing operations attributable to HSSC	(51,658)	(14,275)	(19,650)	(498)
Net income (loss) attributable to HSSC	(52,852)	107	977	22,226

NOTE 19.    RELATED PARTY TRANSACTIONS - ECHOSTAR

We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology.  These shared corporate services are generally provided at cost.  Effective March 2017, and as a result of the Share Exchange, we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.  We recorded net expenses for shared corporate services received from EchoStar and it other subsidiaries of $7.5 million, $2.1 million and $16.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We also reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us, and EchoStar and its other subsidiaries similarly reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report net payments under these arrangements in Other current assets, net within current assets and we report net receipts under these arrangements in Accrued expenses and other current liabilities within current liabilities in our Consolidated Balance Sheets.  No repayment schedule for these net advances has been determined.

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

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing and conditional access management, and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSSC’ common stock that were then issued to a subsidiary of EchoStar.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5.0%, that mature in 2023.  We recorded revenue in Services and other revenue of $20.3 million, $19.5 million and $19.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these services.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the second half of 2022. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $1.5 million, $1.5 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 20.    RELATED PARTY TRANSACTIONS - DISH NETWORK

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2020	2019	2018
Services and other revenue - DISH Network	$25,930	$40,014	$60,926

The following table presents our trade accounts receivable:

	As of December 31,
	2020	2019
Trade accounts receivable - DISH Network	$4,706	$8,876

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

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network, entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2020	2019	2018
Operating expenses - DISH Network	$4,734	$3,684	$3,602

The following table presents the related trade accounts payable:

	As of December 31,
	2020	2019
Trade accounts payable - DISH Network	$477	$502

Amended and Restated Professional Services Agreement.   In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 19. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 2021 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice.  However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services being provided for under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

In connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $16.6 million, $17.1 million and $33.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 21.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation (“Hughes Systique”)

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc.. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, in the aggregate, own approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2020. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $4.4 million, $12.5 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, we had $0.4 million and $2.7 million trade accounts receivable from TSI.

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We recognized revenue under this agreement of $9.0 million for the year ended December 31, 2018. We have not recognized any revenue since the termination of this agreement. As of December 31, 2020 and 2019, we were owed $7.5 million from Global IP.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Maxar Technologies Inc

Mr. Jeffrey Tarr, who joined EchoStar’s board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $6.3 million and $13.2 million for the years ended December 31, 2020 and 2019, respectively. At both December 31, 2020 and 2019, we had no trade payable to Maxar Tech.

NOTE 22.    Supplemental Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Notes.  See Note 13. Long-term Debt for further information on our Notes.

In lieu of separate financial statements of the Guarantor Subsidiaries, accompanying condensed consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the accompanying condensed balance sheet information, the accompanying condensed statement of operations and comprehensive income (loss) information and the accompanying condensed statement of cash flows information of HSSC, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of HSSC on a combined basis and the eliminations necessary to arrive at the corresponding information of HSSC on a consolidated basis.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheet as of December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$649,851	$46,055	$44,584	$—	$740,490
Marketable investment securities	1,203,296	—	—	—	1,203,296
Trade accounts receivable and contract assets, net	—	129,572	54,416	—	183,988
Other current assets, net	148,158	830,912	171,676	(858,931)	291,815
Total current assets	2,001,305	1,006,539	270,676	(858,931)	2,419,589
Non-current assets:
Property and equipment, net	—	1,312,673	378,850	—	1,691,523
Operating lease right-of-use assets	—	99,578	28,688	—	128,266
Goodwill	—	504,173	7,424	—	511,597
Regulatory authorizations, net	—	400,000	10,451	—	410,451
Other intangible assets, net	—	18,340	—	—	18,340
Other investments, net	—	103,924	—	—	103,924
Investment in subsidiaries	2,942,178	251,394	—	(3,193,572)	—
Other non-current assets, net	700	307,661	94,031	(94,715)	307,677
Total non-current assets	2,942,878	2,997,743	519,444	(3,288,287)	3,171,778
Total assets	$4,944,183	$4,004,282	$790,120	$(4,147,218)	$5,591,367
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$98,914	$19,654	$—	$118,568
Current portion of long-term debt, net	898,237	—	—	—	898,237
Contract liabilities	—	99,838	4,731	—	104,569
Accrued expenses and other current liabilities	529,661	352,121	302,736	(858,931)	325,587
Total current liabilities	1,427,898	550,873	327,121	(858,931)	1,446,961
Non-current liabilities:
Long-term debt, net	1,495,256	—	—	—	1,495,256
Deferred tax liabilities, net	9,569	357,835	2,536	—	369,940
Operating lease liabilities	—	91,241	23,636	—	114,877
Other non-current liabilities	—	62,717	119,955	(94,715)	87,957
Total non-current liabilities	1,504,825	511,793	146,127	(94,715)	2,068,030
Total liabilities	2,932,723	1,062,666	473,248	(953,646)	3,514,991
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,011,460	2,941,616	251,956	(3,193,572)	2,011,460
Non-controlling interests	—	—	64,916	—	64,916
Total shareholder's equity	2,011,460	2,941,616	316,872	(3,193,572)	2,076,376
Total liabilities and shareholder's equity	$4,944,183	$4,004,282	$790,120	$(4,147,218)	$5,591,367

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheet as of December 31, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1,057,903	$32,338	$49,194	$—	$1,139,435
Marketable investment securities	652,594	241	—	—	652,835
Trade accounts receivable and contract assets, net	—	129,722	66,798	—	196,520
Other current assets, net	93,536	602,337	107,959	(502,180)	301,652
Total current assets	1,804,033	764,638	223,951	(502,180)	2,290,442
Non-current assets:
Property and equipment, net	—	1,459,151	398,430	—	1,857,581
Operating lease right-of-use assets	—	89,106	24,293	—	113,399
Goodwill	—	504,173	2,780	—	506,953
Regulatory authorizations, net	—	400,000	12,363	—	412,363
Other intangible assets, net	—	29,321	—	—	29,321
Other investments, net	—	110,040	—	—	110,040
Investment in subsidiaries	2,876,572	282,163	—	(3,158,735)	—
Other non-current assets, net	10,672	772,193	42,557	(573,486)	251,936
Total non-current assets	2,887,244	3,646,147	480,423	(3,732,221)	3,281,593
Total assets	$4,691,277	$4,410,785	$704,374	$(4,234,401)	$5,572,035
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$102,744	$18,808	$—	$121,552
Contract liabilities	—	96,485	4,575	—	101,060
Accrued expenses and other current liabilities	243,694	314,583	202,320	(502,180)	258,417
Total current liabilities	243,694	513,812	225,703	(502,180)	481,029
Non-current liabilities:
Long-term debt, net	2,389,168	—	—	—	2,389,168
Deferred tax liabilities, net	—	390,288	—	(9,972)	380,316
Operating lease liabilities		77,366	19,513	—	96,879
Other non-current liabilities	—	553,518	100,476	(563,514)	90,480
Total non-current liabilities	2,389,168	1,021,172	119,989	(573,486)	2,956,843
Total liabilities	2,632,862	1,534,984	345,692	(1,075,666)	3,437,872
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,058,415	2,875,801	282,934	(3,158,735)	2,058,415
Non-controlling interests	—	—	75,748	—	75,748
Total shareholder's equity	2,058,415	2,875,801	358,682	(3,158,735)	2,134,163
Total liabilities and shareholder's equity	$4,691,277	$4,410,785	$704,374	$(4,234,401)	$5,572,035

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,452,180	$274,926	$(35,349)	$1,691,757
Equipment revenue	—	256,090	26,520	(77,009)	205,601
Total revenue	—	1,708,270	301,446	(112,358)	1,897,358
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	443,806	162,561	(33,730)	572,637
Cost of sales - equipment (exclusive of depreciation and amortization)	—	223,086	20,352	(77,009)	166,429
Selling, general and administrative expenses	—	359,151	75,876	(1,619)	433,408
Research and development expenses	—	28,846	602	—	29,448
Depreciation and amortization	—	391,319	107,557	—	498,876
Total costs and expenses	—	1,446,208	366,948	(112,358)	1,700,798
Operating income (loss)	—	262,062	(65,502)	—	196,560
Other income (expense):
Interest income	14,843	4,049	3,711	(3,801)	18,802
Interest expense, net of amounts capitalized	(162,012)	(2,691)	(11,564)	3,801	(172,466)
Gains (losses) on investments, net	(82)	(150)	—	—	(232)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(6,116)	—	—	(6,116)
Equity in earnings (losses) of subsidiaries, net	121,688	(68,916)	—	(52,772)	—
Foreign currency transaction gains (losses), net	—	(269)	3,696	—	3,427
Other, net	—	(645)	359	—	(286)
Total other income (expense), net	(25,563)	(74,738)	(3,798)	(52,772)	(156,871)
Income (loss) from continuing operations before income taxes	(25,563)	187,324	(69,300)	(52,772)	39,689
Income tax benefit (provision), net	34,888	(65,435)	(11,571)	—	(42,118)
Net income (loss) from continuing operations	9,325	121,889	(80,871)	(52,772)	(2,429)
Net income (loss) from discontinued operations	—	—		—	—
Net income (loss)	9,325	121,889	(80,871)	(52,772)	(2,429)
Less: Net loss (income) attributable to non-controlling interests	—	—	11,754	—	11,754
Net income (loss) attributable to HSSC	$9,325	$121,889	$(69,117)	$(52,772)	$9,325
Comprehensive income (loss):
Net income (loss)	$9,325	$121,889	$(80,871)	$(52,772)	$(2,429)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(77,646)	—	(77,646)
Unrealized gains (losses) on available-for-sale securities	(192)	—	—	—	(192)
Other	—	—	(4)	—	(4)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(1)	—	—	—	(1)
Equity in other comprehensive income (loss) of subsidiaries, net	(62,012)	(62,012)	—	124,024	—
Total other comprehensive income (loss), net of tax	(62,205)	(62,012)	(77,650)	124,024	(77,843)
Comprehensive income (loss)	(52,880)	59,877	(158,521)	71,252	(80,272)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	27,392	—	27,392
Comprehensive income (loss) attributable to EchoStar Corporation	$(52,880)	$59,877	$(131,129)	$71,252	$(52,880)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,417,659	$242,257	$(36,458)	$1,623,458
Equipment revenue	—	283,792	32,864	(49,953)	266,703
Total revenue	—	1,701,451	275,121	(86,411)	1,890,161
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	438,214	151,493	(34,006)	555,701
Cost of sales - equipment (exclusive of depreciation and amortization)	—	250,700	24,357	(49,954)	225,103
Selling, general and administrative expenses	6,720	375,309	88,291	(2,451)	467,869
Research and development expenses	—	25,082	657	—	25,739
Depreciation and amortization	—	391,464	73,333	—	464,797
Total costs and expenses	6,720	1,480,769	338,131	(86,411)	1,739,209
Operating income (loss)	(6,720)	220,682	(63,010)	—	150,952
Other income (expense):
Interest income	54,341	4,441	2,798	(3,850)	57,730
Interest expense, net of amounts capitalized	(190,685)	(7,832)	(77,551)	3,850	(272,218)
Gains (losses) on investments, net	455	(8,919)	—	—	(8,464)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(3,333)	—	—	(3,333)
Equity in earnings (losses) of subsidiaries, net	75,047	(135,258)	—	60,211	—
Foreign currency transaction gains (losses), net	—	(344)	(9,511)	—	(9,855)
Other, net	(100)	(351)	(182)	—	(633)
Total other income (expense), net	(60,942)	(151,596)	(84,446)	60,211	(236,773)
Income (loss) from continuing operations before income taxes	(67,662)	69,086	(147,456)	60,211	(85,821)
Income tax benefit (provision), net	38,120	(50,242)	527	—	(11,595)
Net income (loss) from continuing operations	(29,542)	18,844	(146,929)	60,211	(97,416)
Net income (loss) from discontinued operations	—	56,539	—	—	56,539
Net income (loss)	(29,542)	75,383	(146,929)	60,211	(40,877)
Less: Net loss (income) attributable to non-controlling interests	—	—	11,335	—	11,335
Net income (loss) attributable to HSSC	$(29,542)	$75,383	$(135,594)	$60,211	$(29,542)
Comprehensive income (loss):
Net income (loss)	$(29,542)	$75,383	$(146,929)	$60,211	$(40,877)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,182	—	1,182
Unrealized gains (losses) on available-for-sale securities	1,817	—	—	—	1,817
Other	—	—	(114)	—	(114)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(419)	—	—	—	(419)
Equity in other comprehensive income (loss) of subsidiaries, net	(2,260)	(2,260)	—	4,520	—
Total other comprehensive income (loss), net of tax	(862)	(2,260)	1,068	4,520	2,466
Comprehensive income (loss)	(30,404)	73,123	(145,861)	64,731	(38,411)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,007	—	8,007
Comprehensive income (loss) attributable to EchoStar Corporation	$(30,404)	$73,123	$(137,854)	$64,731	$(30,404)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2018

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,366,459	$232,873	$(37,906)	$1,561,426
Equipment revenue	—	221,996	29,137	(45,723)	205,410
Total revenue	—	1,588,455	262,010	(83,629)	1,766,836
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	447,622	147,952	(35,736)	559,838
Cost of sales - equipment (exclusive of depreciation and amortization)	—	200,620	21,703	(45,723)	176,600
Selling, general and administrative expenses	—	345,221	54,943	(2,170)	397,994
Research and development expenses	—	27,570	—	—	27,570
Depreciation and amortization	—	374,297	52,555	—	426,852
Total costs and expenses	—	1,395,330	277,153	(83,629)	1,588,854
Operating income (loss)	—	193,125	(15,143)	—	177,982
Other income (expense):
Interest income	56,487	3,806	2,472	(3,661)	59,104
Interest expense, net of amounts capitalized	(229,481)	(866)	(4,483)	3,661	(231,169)
Gains (losses) on investments, net	—	187	—	—	187
Equity in earnings (losses) of unconsolidated affiliates, net	—	4,874	—	—	4,874
Equity in earnings (losses) of subsidiaries, net	224,405	(33,525)	—	(190,880)	—
Foreign currency transaction gains (losses), net	—	(104)	(12,380)	—	(12,484)
Other, net	(970)	9,259	(248)	—	8,041
Total other income (expense), net	50,441	(16,369)	(14,639)	(190,880)	(171,447)
Income (loss) from continuing operations before income taxes	50,441	176,756	(29,782)	(190,880)	6,535
Income tax benefit (provision), net	45,060	(62,230)	(1,445)	—	(18,615)
Net income (loss) from continuing operations	95,501	114,526	(31,227)	(190,880)	(12,080)
Net income (loss) from discontinued operations	—	109,423	—	—	109,423
Net income (loss)	95,501	223,949	(31,227)	(190,880)	97,343
Less: Net loss (income) attributable to non-controlling interests	—	—	(1,842)	—	(1,842)
Net income (loss) attributable to HSSC	$95,501	$223,949	$(33,069)	$(190,880)	$95,501
Comprehensive income (loss):
Net income (loss)	$95,501	$223,949	$(31,227)	$(190,880)	$97,343
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(31,938)	—	(31,938)
Unrealized gains (losses) on available-for-sale securities	(665)	—	—	—	(665)
Other	—	—	41	—	41
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(212)	—	—	—	(212)
Equity in other comprehensive income (loss) of subsidiaries, net	(30,508)	(30,508)	—	61,016	—
Total other comprehensive income (loss), net of tax	(31,385)	(30,508)	(31,897)	61,016	(32,774)
Comprehensive income (loss)	64,116	193,441	(63,124)	(129,864)	64,569
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(453)	—	(453)
Comprehensive income (loss) attributable to EchoStar Corporation	$64,116	$193,441	$(63,577)	$(129,864)	$64,116

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows for the Year Ended December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,325	$121,889	$(80,871)	$(52,772)	$(2,429)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(108,780)	480,249	106,528	52,772	530,769
Net cash flows from operating activities	(99,455)	602,138	25,657	—	528,340
Cash flows from investing activities:
Purchases of marketable investment securities	(2,035,712)	—	—	—	(2,035,712)
Sales and maturities of marketable investment securities	1,482,704	—	—	—	1,482,704
Expenditures for property and equipment	—	(202,083)	(153,155)	—	(355,238)
Expenditures for externally marketed software	—	(38,655)	—	—	(38,655)
Investment in subsidiaries	244,411	(101,718)	—	(142,693)	—
Net cash flows from investing activities	(308,597)	(342,456)	(153,155)	(142,693)	(946,901)
Cash flows from financing activities:
Repayment of other long-term debt and finance lease obligations	—	—	(811)	—	(811)
Payment of in-orbit incentive obligations	—	(1,554)	—	—	(1,554)
Contribution by non-controlling interest holder	—	—	18,241	—	18,241
Other, net	—	—	998	—	998
Contribution (distributions) and advances (to) from parent, net	—	(244,411)	101,718	142,693	—
Net cash flows from financing activities	—	(245,965)	120,146	142,693	16,874
Effect of exchange rates on cash and cash equivalents	—	—	2,662	—	2,662
Net increase (decrease) in cash and cash equivalents	(408,052)	13,717	(4,690)	—	(399,025)
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$649,851	$46,055	$45,391	$—	$741,297

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows for the Year Ended December 31, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(29,542)	$75,383	$(146,929)	$60,211	$(40,877)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(26,693)	569,444	191,941	(60,211)	674,481
Net cash flows from operating activities	(56,235)	644,827	45,012	—	633,604
Cash flows from investing activities:
Purchases of marketable investment securities	(709,350)	—	—	—	(709,350)
Sales and maturities of marketable investment securities	1,665,269	—	—	—	1,665,269
Investments in unconsolidated affiliates	—	(7)	7,858	—	7,851
Dividend received from unconsolidated affiliate	—	2,284	—	—	2,284
Expenditures for property and equipment	—	(215,000)	(94,291)	—	(309,291)
Expenditures for externally marketed software	—	(29,310)	—	—	(29,310)
Purchases of regulatory authorizations	—	—	(7,850)	—	(7,850)
Investment in subsidiaries	307,424	(75,086)	—	(232,338)	—
Net cash flows from investing activities	1,263,343	(317,119)	(94,283)	(232,338)	619,603
Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	(920,923)	—	—	—	(920,923)
Repayment of other long-term debt and finance lease obligations	—	(27,203)	(2,144)	—	(29,347)
Payment of in-orbit incentive obligations	—	(4,430)	—	—	(4,430)
Purchase of non-controlling interest	—	(2,666)	(4,647)	—	(7,313)
Other, net	—	—	1,172	—	1,172
Contribution (distributions) and advances (to) from parent, net	—	(307,424)	75,086	232,338	—
Net cash flows from financing activities	(920,923)	(341,723)	69,467	232,338	(960,841)
Effect of exchange rates on cash and cash equivalents	—	—	(663)	—	(663)
Net increase (decrease) in cash and cash equivalents	286,185	(14,015)	19,533	—	291,703
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$1,057,903	$32,338	$50,081	$—	$1,140,322

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows for the Year Ended December 31, 2018

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$95,501	$223,949	$(31,227)	$(190,880)	$97,343
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(160,236)	536,404	78,312	190,880	645,360
Net cash flows from operating activities	(64,735)	760,353	47,085	—	742,703
Cash flows from investing activities:
Purchases of marketable investment securities	(2,063,042)	—	—	—	(2,063,042)
Sales and maturities of marketable investment securities	909,996	—	—	—	909,996
Investments in unconsolidated affiliates	—	(100,991)	—	—	(100,991)
Expenditures for property and equipment	—	(304,376)	(86,689)	—	(391,065)
Refunds and other receipts related to property and equipment	—	77,524	—	—	77,524
Expenditures for externally marketed software	—	(31,639)	—	—	(31,639)
Payment for EchoStar XXI launch services	—	—	(7,125)	—	(7,125)
Investment in subsidiaries	305,669	(50,540)	—	(255,129)	—
Net cash flows from investing activities	(847,377)	(410,022)	(93,814)	(255,129)	(1,606,342)
Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	(70,173)	—	—	—	(70,173)
Repayment of other long-term debt and finance lease obligations	—	(35,886)	(5,133)	—	(41,019)
Payment of in-orbit incentive obligations	—	(4,796)	—	—	(4,796)
Capital contribution from EchoStar	7,125	—	—	—	7,125
Contribution (distributions) and advances (to) from parent, net	—	(305,669)	50,540	255,129	—
Net cash flows from financing activities	(63,048)	(346,351)	45,407	255,129	(108,863)
Effect of exchange rates on cash and cash equivalents	—	—	(2,233)	—	(2,233)
Net increase (decrease) in cash and cash equivalents	(975,160)	3,980	(3,555)	—	(974,735)
Cash and cash equivalents, including restricted amounts, beginning of period	1,746,878	42,373	34,103	—	1,823,354
Cash and cash equivalents, including restricted amounts, end of period	$771,718	$46,353	$30,548	$—	$848,619

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 23.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2020	2019	2018
Cost of sales - equipment	$19,788	$24,495	$23,422
Research and development expenses	$29,448	$25,739	$27,570

Advertising Costs

We incurred advertising expense of $65.1 million, $88.2 million and $75.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2020	2019	2018
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$1,139,435	$847,823	$1,822,561
Restricted cash	887	796	793
Total cash and cash equivalents, included restricted amounts, beginning of period	$1,140,322	$848,619	$1,823,354

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$740,490	$1,139,435	$847,823
Restricted cash	807	887	796
Total cash and cash equivalents, included restricted amounts, end of period	$741,297	$1,140,322	$848,619

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net, and Other non-current assets, net:

	As of December 31,
	2020	2019
Other current assets, net:
Trade accounts receivable - DISH Network	4,706	8,876
Inventory	97,831	79,474
Prepaids and deposits	42,243	59,193
Related party receivables - EchoStar	$116,220	$131,892
Other, net	30,815	22,217
Total other current assets	$291,815	$301,652

Other non-current assets, net:
Restricted cash	$807	$887
Deferred tax assets, net	1,679	7,215
Capitalized software, net	116,661	101,786
Contract acquisition costs, net	99,837	96,723
Contract fulfillment costs, net	2,580	3,010
Related party receivables - EchoStar	57,136	19,759
Other, net	28,977	22,556
Total other non-current assets, net	$307,677	$251,936

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the year ended December 31, 2020
	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$—
Credit losses (1)	1,595	13,378
Foreign currency translation	152	(509)
Balance at end of period	$1,747	$12,869
(1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accrued Expenses and Other Current Liabilities and Other Non-current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of December 31,
	2020	2019
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$51,421	$11,132
Trade accounts payable - DISH Network	477	502
Accrued interest	42,388	32,184
Accrued compensation	52,231	42,846
Accrued taxes	11,780	18,493
Operating lease obligation	14,670	14,112
Other	152,620	139,148
Total accrued expenses and other current liabilities	$325,587	$258,417

Other non-current liabilities:
Related party payables - EchoStar	$25,114	$23,980
Other	62,843	66,500
Total other non-current liabilities	$87,957	$90,480

Inventory

The following table presents the components of inventory:

	As of December 31,
	2020	2019
Raw materials	$4,564	$4,240
Work-in-process	8,280	6,979
Finished goods	84,987	68,255
Total inventory	$97,831	$79,474

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2020	2019
Net carrying amount of externally marketed software	$116,661	$101,786
Externally marketed software under development and not yet placed into service	$72,047	$38,766

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the years ended December 31,
	2020	2019	2018
Capitalized costs related to development of externally marketed software	$38,655	$29,310	$31,639
Amortization expense relating to externally marketed software	$23,780	$24,284	$22,966
Weighted average useful life (in years)	2

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$162,692	$216,025	$250,576
Cash paid for income taxes	$9,094	$3,094	$4,837

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(6,198)	$1,625	$1,566
Non-cash net assets exchanged for BSS Transaction (Note 5)	$—	$332,699	$—
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$94,918	$—
Contribution from EchoStar in our existing Brazilian subsidiary	$—	$9,606	$—