Form 10-Q
period 2021-03-31
Hughes Satellite Systems Corp
filed 2021-05-06
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 29, 2021, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, future developments, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” ”project,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions based on past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties, including the impact of the coronavirus pandemic (COVID-19), and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition both the near- and long-term. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

•significant risks related to our ability to operate and control our satellites, operational and environmental risks related to our owned and leased satellites, and risks related to our satellites under construction;
•our ability and the ability of third parties with whom we engage to operate our business as a result of the COVID-19 pandemic, including regulatory and competitive considerations;
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

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,403,926	$740,490
Marketable investment securities	515,306	1,203,296
Trade accounts receivable and contract assets, net	187,272	183,988
Other current assets, net	286,689	291,815
Total current assets	2,393,193	2,419,589
Non-current assets:
Property and equipment, net	1,631,221	1,691,523
Operating lease right-of-use assets	131,452	128,266
Goodwill	510,945	511,597
Regulatory authorizations, net	409,960	410,451
Other intangible assets, net	16,246	18,340
Other investments, net	102,163	103,924
Other non-current assets, net	302,416	307,677
Total non-current assets	3,104,403	3,171,778
Total assets	$5,497,596	$5,591,367
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$104,683	$118,568
Current portion of long-term debt, net	808,758	898,237
Contract liabilities	112,507	104,569
Accrued expenses and other current liabilities	328,316	325,587
Total current liabilities	1,354,264	1,446,961
Non-current liabilities:
Long-term debt, net	1,495,436	1,495,256
Deferred tax liabilities, net	376,366	369,940
Operating lease liabilities	118,452	114,877
Other non-current liabilities	86,642	87,957
Total non-current liabilities	2,076,896	2,068,030
Total liabilities	3,431,160	3,514,991

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,487,590	1,486,730
Accumulated other comprehensive income (loss)	(175,060)	(146,840)
Accumulated earnings (losses)	690,147	671,570
Total Hughes Satellite Systems Corporation shareholder's equity	2,002,677	2,011,460
Non-controlling interests	63,759	64,916
Total shareholder's equity	2,066,436	2,076,376
Total liabilities and shareholder's equity	$5,497,596	$5,591,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenue:
Services and other revenue	$432,991	$410,238
Equipment revenue	52,239	57,309
Total revenue	485,230	467,547
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	131,412	143,885
Cost of sales - equipment (exclusive of depreciation and amortization)	45,140	45,908
Selling, general and administrative expenses	104,370	115,860
Research and development expenses	7,545	6,254
Depreciation and amortization	122,664	125,965
Impairment of long-lived assets	210	—
Total costs and expenses	411,341	437,872
Operating income (loss)	73,889	29,675
Other income (expense):
Interest income	2,394	8,892
Interest expense, net of amounts capitalized	(41,922)	(42,192)
Gains (losses) on investments, net	—	(164)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,761)	(1,087)
Foreign currency transaction gains (losses), net	(3,360)	(7,528)
Other, net	(973)	(278)
Total other income (expense), net	(45,622)	(42,357)
Income (loss) before income taxes	28,267	(12,682)
Income tax benefit (provision), net	(10,637)	(5,231)
Net income (loss)	17,630	(17,913)
Less: Net loss (income) attributable to non-controlling interests	947	3,442
Net income (loss) attributable to HSSC	$18,577	$(14,471)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Net income (loss)	$17,630	$(17,913)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(33,742)	(82,836)
Unrealized gains (losses) on available-for-sale securities	(88)	(2,479)
Other	—	(405)
Total other comprehensive income (loss), net of tax	(33,830)	(85,720)
Comprehensive income (loss)	(16,200)	(103,633)
Less: Comprehensive loss (income) attributable to non-controlling interests	6,557	19,765
Comprehensive income (loss) attributable to HSSC	$(9,643)	$(83,868)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2019	$1,478,636	$(84,636)	$664,415	$75,748	$2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	1,457	—	—	—	1,457
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	4,000	4,000
Other comprehensive income (loss)	—	(69,397)	—	(16,323)	(85,720)
Net income (loss)	—	—	(14,471)	(3,442)	(17,913)
Other, net	(684)	—	—	—	(684)
Balance, March 31, 2020	$1,483,747	$(154,033)	$647,775	$58,229	$2,035,718

Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	860	—	—	—	860
Contribution by non-controlling interest holder	—	—	—	5,400	5,400
Other comprehensive income (loss)	—	(28,220)	—	(5,610)	(33,830)
Net income (loss)	—	—	18,577	(947)	17,630
Balance, March 31, 2021	$1,487,590	$(175,060)	$690,147	$63,759	$2,066,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$17,630	$(17,913)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	122,664	125,965
Impairment of long-lived assets	210	—
Losses (gains) on investments, net	—	164
Equity in losses (earnings) of unconsolidated affiliates, net	1,761	1,087
Foreign currency transaction losses (gains), net	3,360	7,528
Deferred tax provision (benefit), net	6,584	1,526
Stock-based compensation	860	1,457
Amortization of debt issuance costs	1,118	1,050
Other, net	10,981	(810)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(6,078)	(8,162)
Other current assets, net	1,826	(21,268)
Trade accounts payable	(15,484)	(10,984)
Contract liabilities	7,938	(3,213)
Accrued expenses and other current liabilities	(33,091)	(5,007)
Non-current assets and non-current liabilities, net	1,170	(6,196)
Net cash provided by (used for) operating activities	121,449	65,224

Cash flows from investing activities:
Purchases of marketable investment securities	(310,528)	(365,877)
Sales and maturities of marketable investment securities	1,003,198	490,020
Expenditures for property and equipment	(82,196)	(91,517)
Expenditures for externally marketed software	(7,846)	(8,638)
Net cash provided by (used for) investing activities	602,628	23,988

Cash flows from financing activities:
Repurchase of the 2021 Senior Unsecured Notes	(62,588)	—
Payment of finance lease obligations	(329)	(215)
Payment of in-orbit incentive obligations	(1,104)	(203)
Contribution by non-controlling interest holder	5,400	4,000
Other, net	(292)	979
Net cash provided by (used for) financing activities	(58,913)	4,561

Effect of exchange rates on cash and cash equivalents	(1,700)	(4,618)
Net increase (decrease) in cash and cash equivalents	663,464	89,155
Cash and cash equivalents, including restricted amounts, beginning of period	741,297	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$1,404,761	$1,229,477

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 14. Segment Reporting for further detail.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standard Update (“ASU”) No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the Financial Accounting Standards Board (“FASB”) overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2021	December 31, 2020
Trade accounts receivable and contract assets, net:
Sales and services	$150,021	$149,513
Leasing	4,648	4,553
Total trade accounts receivable	154,669	154,066
Contract assets	46,267	45,308
Allowance for doubtful accounts	(13,664)	(15,386)
Total trade accounts receivable and contract assets, net	$187,272	$183,988

Contract liabilities:
Current	$112,507	$104,569
Non-current	10,357	10,519
Total contract liabilities	$122,864	$115,088

The following table presents the revenue recognized in the Consolidated Statement of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2021	2020
Revenue	$63,081	$52,172

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2021	2020
Balance at beginning of period	$99,837	$113,592
Additions	18,400	26,474
Amortization expense	(22,769)	(25,675)
Foreign currency translation	(875)	(3,994)
Balance at end of period	$94,593	$110,397

Performance Obligations

As of March 31, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $939.7 million. Performance obligations expected to be satisfied within one year and greater than one year are 37% and 63%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
North America	$398,759	$4,089	$(88)	$402,760
South and Central America	43,030	—	—	43,030
Other	34,070	—	5,370	39,440
Total revenue	$475,859	$4,089	$5,282	$485,230

For the three months ended March 31, 2020
North America	$382,715	$4,652	$(285)	$387,082
South and Central America	33,956	—	—	33,956
Other	41,811	—	4,698	46,509
Total revenue	$458,482	$4,652	$4,413	$467,547

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following table presents our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
Services and other revenue:
Services	$413,519	$2,690	$—	$416,209
Lease revenue	10,101	1,399	5,282	16,782
Total services and other revenue	423,620	4,089	5,282	432,991
Equipment revenue:
Equipment	28,521	—	—	28,521
Design, development and construction services	21,636	—	—	21,636
Lease revenue	2,082	—	—	2,082
Total equipment revenue	52,239	—	—	52,239
Total revenue	$475,859	$4,089	$5,282	$485,230

For the three months ended March 31, 2020
Services and other revenue:
Services	$390,000	$2,765	$—	$392,765
Lease revenue	11,173	1,887	4,413	17,473
Total services and other revenue	401,173	4,652	4,413	410,238
Equipment revenue:
Equipment	24,839	—	—	24,839
Design, development and construction services	31,557	—	—	31,557
Lease revenue	913	—	—	913
Total equipment revenue	57,309	—	—	57,309
Total revenue	$458,482	$4,652	$4,413	$467,547

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$2,082	$913
Interest income	73	69
Total sales-type lease revenue	2,155	982
Operating lease revenue	16,709	17,404
Total lease revenue	$18,864	$18,386

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $13.4 million and $13.0 million as of March 31, 2021 and December 31, 2020, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents future operating lease payments to be received as of March 31, 2021:

Amounts
Year ending December 31,
2021 (remainder)	$30,433
2022	34,082
2023	32,000
2024	29,740
2025	28,482
2026 and beyond	47,562
Total lease payments	$202,299

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of
	March 31, 2021			December 31, 2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,737,049	$(1,370,538)	$366,511	$1,706,328	$(1,317,210)	$389,118
Satellites	104,620	(40,078)	64,542	104,620	(38,335)	66,285
Total	$1,841,669	$(1,410,616)	$431,053	$1,810,948	$(1,355,545)	$455,403

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the three months ended March 31,
	2021	2020
Customer premises equipment	$60,967	$49,504
Satellites	1,744	1,744
Total	$62,711	$51,248

NOTE 4.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2021	December 31, 2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$109,598	$276,361
Commercial paper	327,648	823,173
Other debt securities	78,054	103,756
Total available-for-sale debt securities	515,300	1,203,290
Equity securities	6	6
Total marketable investment securities	$515,306	$1,203,296

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2021
Corporate bonds	$109,600	$10	$(12)	$109,598
Commercial paper	327,648	—	—	327,648
Other debt securities	78,108	2	(56)	78,054
Total available-for-sale debt securities	$515,356	$12	$(68)	$515,300
As of December 31, 2020
Corporate bonds	$276,327	$59	$(25)	$276,361
Commercial paper	823,173	—	—	823,173
Other debt securities	103,758	3	(5)	103,756
Total available-for-sale debt securities	$1,203,258	$62	$(30)	$1,203,290

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2021	2020
Proceeds from sales	$95,765	$10,000

As of March 31, 2021, we have $491.2 million of available-for-sale debt securities with contractual maturities of one year or less and $24.1 million with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended March 31,
	2021	2020
Gains (losses) on investments, net	$—	$(164)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of March 31, 2021
Cash equivalents (including restricted)	$508	$1,317,529	$1,318,037
Available-for-sale debt securities:
Corporate bonds	$—	$109,598	$109,598
Commercial paper	—	327,648	327,648
Other debt securities	32,498	45,556	78,054
Total available-for-sale debt securities	32,498	482,802	515,300
Equity securities	6	—	6
Total marketable investment securities	$32,504	$482,802	$515,306

As of December 31, 2020
Cash equivalents (including restricted)	$128	$654,853	$654,981
Available-for-sale debt securities:
Corporate bonds	$—	$276,361	$276,361
Commercial paper	—	823,173	823,173
Other debt securities	95,497	8,259	103,756
Total available-for-sale debt securities	95,497	1,107,793	1,203,290
Equity securities	6	—	6
Total marketable investment securities	$95,503	$1,107,793	$1,203,296

As of March 31, 2021 and December 31, 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 5.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	March 31, 2021	December 31, 2020
Property and equipment, net:
Satellites, net	$919,813	$954,559
Other property and equipment, net	711,408	736,964
Total property and equipment, net	$1,631,221	$1,691,523

Satellites

As of March 31, 2021, our operating satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our operating satellite fleet as of March 31, 2021 which consists of both owned and leased satellites:

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
(3)    We own the Ka-band and Ku-band payloads on this satellite.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2021	December 31, 2020
Satellites, net:
Satellites - owned	7 to 15	$1,500,070	$1,503,596
Satellites - acquired under finance leases	15	352,261	352,245
Total satellites		1,852,331	1,855,841
Accumulated depreciation:
Satellites - owned		(855,104)	(827,274)
Satellites - acquired under finance leases		(77,414)	(74,008)
Total accumulated depreciation		(932,518)	(901,282)
Total satellites, net		$919,813	$954,559

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended March 31,
	2021	2020
Depreciation expense:
Satellites - owned	$27,068	$27,068
Satellites - acquired under finance leases	7,201	6,013
Total depreciation expense	$34,269	$33,081

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended March 31,
	2021	2020
Capitalized interest	$1,246	$637

Satellite-Related Commitments

As of March 31, 2021 and December 31, 2020 our satellite-related commitments were $215.1 million and $224.4 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2021.

Fair Value of In-Orbit Incentives

As of March 31, 2021 and December 31, 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $54.3 million and $55.4 million, respectively.

NOTE 6.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$12,524	$(161)	$12,363	$400,000	$412,363
Amortization expense	—	(100)	(100)	—	(100)
Currency translation adjustments	(1,020)	—	(1,020)	—	(1,020)
Balance, March 31, 2020	$11,504	$(261)	$11,243	$400,000	$411,243

Balance, December 31, 2020	$11,505	$(1,054)	$10,451	$400,000	$410,451
Amortization expense	—	(208)	(208)	—	(208)
Currency translation adjustments	(321)	38	(283)	—	(283)
Balance, March 31, 2021	$11,184	$(1,224)	$9,960	$400,000	$409,960

Weighted-average useful life (in years)		14

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 7.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	March 31, 2021	December 31, 2020
Other investments, net:
Equity method investments	$94,812	$96,573
Other equity investments	7,351	7,351
Total other investments, net	$102,163	$103,924

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended March 31,
	2021	2020
Deluxe	$1,631	$1,255
BCS	$1,348	$1,669

The following table presents trade accounts receivable:

	As of
	March 31, 2021	December 31, 2020
Deluxe	$1,318	$716
BCS	$5,043	$9,347

Other Equity Investments

During the three months ended March 31, 2021 and 2020, we did not identify any observable price changes requiring an adjustment to our investments.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of
		March 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$830,933	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	8.062%	809,486	821,555	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	834,383	750,000	852,810
Less: Unamortized debt issuance costs		(5,292)	—	(6,507)	—
Total long-term debt		2,304,194	2,486,871	2,393,493	2,610,858
Less: Current portion, net		(808,758)	(821,555)	(898,237)	(924,003)
Long-term debt, net		$1,495,436	$1,665,316	$1,495,256	$1,686,855

As of March 31, 2021, we have repurchased a total of $90.5 million in principal of the 2021 Senior Unsecured Notes in open market trades.

NOTE 9.    INCOME TAXES

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
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

Our income tax provision was $10.6 million for the three months ended March 31, 2021 compared to $5.2 million for the three months ended March 31, 2020. Our estimated effective income tax rate was 37.6% and (41.2)% for the three months ended March 31, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the company carries a full valuation allowance. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature and research and experimentation credits.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 10.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended March 31,
	2021	2020
Services and other revenue - EchoStar	$5,371	$4,699

The following table presents the corresponding related party receivables:

	As of
	March 31, 2021	December 31, 2020
Related party receivables - EchoStar - current	$114,225	$116,220
Related party receivables - EchoStar - non-current	54,970	57,136
Total related party receivables - EchoStar	$169,195	$173,356

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $5.4 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended March 31,
	2021	2020
Operating expenses - EchoStar	$15,387	$12,642

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the corresponding related party payables:

	As of
	March 31, 2021	December 31, 2020
Related party payables - EchoStar - current	$51,396	$51,420
Related party payables - EchoStar - non-current	24,533	25,114
Total related party payables - EchoStar	$75,929	$76,534

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements within Related party payables - EchoStar - current. No repayment schedule for these payables has been determined.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $0.4 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the second half of 2022. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Other Agreements

BSS Transaction. Pursuant to the pre-closing restructuring contemplated by the Master Transaction Agreement (as defined below), and as part of the BSS Transaction (as defined below), we and our subsidiaries transferred certain of the BSS Business (as defined below) to BSS Corp. (as defined below), and we distributed all of the shares of BSS Corp. to EchoStar as a dividend. See Note 1. Organization and Business Activities for further information.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

management, and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSSC’s common stock that were then issued to a subsidiary of EchoStar.

NOTE 11.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

In January 2017, EchoStar and certain of its subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries pursuant to which, in February 2017, we received all of the shares of preferred tracking stock previously issued by us and one of our subsidiaries (the “Tracking Stock”), representing an 80% economic interest in the residential retail satellite broadband business of our Hughes segment, in exchange for 100% of the equity interests of certain EchoStar subsidiaries that held substantially all of our EchoStar Technologies businesses and certain other assets (collectively, the “Share Exchange”). The Tracking Stock was retired in March 2017.

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH and its subsidiaries (“DISH Network”) and our joint venture Dish Mexico, and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended March 31,
	2021	2020
Services and other revenue - DISH Network	$5,727	$7,587

The following table presents the related trade accounts receivable:

	As of
	March 31, 2021	December 31, 2020
Trade accounts receivable - DISH Network	$4,449	$4,706

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

Telesat Obligation Agreement. In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. We transferred the Telesat Transponder Agreement to DISH Network in September 2019 as part of the BSS Transaction; however, we retained certain obligations related to DISH Network’s performance under that agreement and we entered into an agreement with DISH Network whereby DISH Network compensates us for retaining such obligations.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. The provision of hosting services will continue until May 2022. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network.

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2022 and will automatically renew for an additional five-year period until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2021	2020
Operating expenses - DISH Network	$1,099	$1,137

The following table presents the related trade accounts payable:

	As of
	March 31, 2021	December 31, 2020
Trade accounts payable - DISH Network	$417	$477

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amended and Restated Professional Services Agreement.   In connection with the Spin-off, EchoStar entered
into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 10. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 1, 2022 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice.  However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in August 2015, and provided us with renewal options for two consecutive three-year terms. Effective August 2015, we exercised our first renewal option for a period ending in August 2018 and in April 2018 we exercised our second renewal option for a period ending in August 2021. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term. In March 2021, we entered into additional agreements pursuant to which DISH Network provides us with a gateway, including antenna space in Cheyenne, Wyoming and Gilbert, Arizona. Both agreements are for a period of five years with four three-year

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively.

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
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

that EchoStar is responsible for certain pre-BSS Transaction compensation and benefits for employees who transferred to DISH Network in connection with the BSS Transaction.

Share Exchange Agreement. In February 2017 EchoStar consummated the Share Exchange, following which EchoStar and certain of its and our subsidiaries no longer operate the transferred EchoStar Technologies businesses and the Tracking Stock was retired and is no longer outstanding and all agreements, arrangements and policy statements with respect to such Tracking Stock terminated and are of no further effect. Pursuant to the Share Exchange Agreement, EchoStar and certain of its and our subsidiaries transferred certain assets, investments in joint ventures, spectrum licenses and real estate properties and DISH Network assumed certain liabilities relating to the transferred assets and businesses. The Share Exchange Agreement contained customary representations and warranties by the parties, including representations by EchoStar related to the transferred assets, assumed liabilities and the financial condition of the transferred businesses. EchoStar and DISH Network also agreed to customary indemnification provisions whereby each party indemnifies the other against certain losses with respect to breaches of representations, warranties or covenants and certain liabilities and if certain actions undertaken by EchoStar or DISH causes the transaction to be taxable to the other party after closing.

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

NOTE 12.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.4 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had $1.5 million and $0.4 million trade accounts receivable from TSI.

NOTE 13.    CONTINGENCIES

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

Certain Arrangements with DISH Network

In connection with EchoStar’s spin-off from DISH in 2008, EchoStar entered into a separation agreement with DISH Network that provides, among other things, for the division of certain liabilities, including liabilities resulting from litigation. Under the terms of the separation agreement, EchoStar assumed certain liabilities that relate to its and our business, including certain designated liabilities for acts or omissions that occurred prior to the Spin-off. Certain specific provisions govern intellectual property related claims under which EchoStar will generally only be liable for its and its subsidiaries’ acts or omissions following the Spin-off and DISH Network will indemnify EchoStar for any liabilities or damages resulting from intellectual property claims relating to the period prior to the Spin-off as well as DISH Network’s acts or omissions following the Spin-off. In connection with the Share Exchange and BSS Transaction, EchoStar and certain of its and our subsidiaries entered into the Share Exchange Agreement and the Master Transaction Agreement, respectively, and other agreements which provide, among other things, for the division of certain liabilities, including liabilities relating to taxes, intellectual property and employees and liabilities resulting from litigation and the assumption of certain liabilities that relate to the transferred businesses and assets. These agreements also contain additional indemnification provisions between EchoStar and us and DISH Network for, in the case of the Share Exchange, certain pre-existing liabilities and legal proceedings and, in the case of the BSS Transaction, certain losses with respect to breaches of certain representations and covenants and certain liabilities.

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable, and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending legal proceedings are charged to expense as incurred.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar ; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. We intend to vigorously defend this case. We cannot predict its outcome with any degree of certainty.

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and an additional payment on March 31, 2021.

The following table presents the components of the accrual:

	As of
	March 31, 2021	December 31, 2020
Additional license fees	$3,867	$3,890
Penalties	3,969	3,992
Interest and interest on penalties	77,774	76,871
Less: Payments	(8,574)	(2,975)
Total accrual	$77,036	$81,778

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
(Unaudited)

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

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents revenue, EBITDA and capital expenditures for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
External revenue	$475,859	$4,001	$5,370	$485,230
Intersegment revenue	—	88	(88)	—
Total revenue	$475,859	$4,089	$5,282	$485,230

EBITDA	$198,578	$1,919	$(9,091)	$191,406
Capital expenditures	$82,196	$—	$—	$82,196

For the three months ended March 31, 2020
External revenue	$458,482	$4,367	$4,698	$467,547
Intersegment revenue	—	285	(285)	—
Total revenue	$458,482	$4,652	$4,413	$467,547

EBITDA	$154,641	$2,030	$(6,646)	$150,025
Capital expenditures	$91,517	$—	$—	$91,517

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table reconciles Net income (loss) in the Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2021	2020
Net income (loss)	$17,630	$(17,913)
Interest income, net	(2,394)	(8,892)
Interest expense, net of amounts capitalized	41,922	42,192
Income tax benefit (provision), net	10,637	5,231
Depreciation and amortization	122,664	125,965
Net loss (income) attributable to non-controlling interests	947	3,442
EBITDA	$191,406	$150,025

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net, and Other non-current assets, net:

	As of
	March 31, 2021	December 31, 2020
Other current assets, net:
Trade accounts receivable - DISH Network	$4,449	$4,706
Inventory	95,439	97,831
Prepaids and deposits	43,812	42,243
Related party receivables - EchoStar	114,225	116,220
Other, net	28,764	30,815
Total other current assets	$286,689	$291,815

Other non-current assets, net:
Restricted cash	$835	$807
Deferred tax assets, net	1,520	1,679
Capitalized software, net	118,953	116,661
Contract acquisition costs, net	94,593	99,837
Contract fulfillment costs, net	1,916	2,580
Related party receivables - EchoStar	54,970	57,136
Other, net	29,629	28,977
Total other non-current assets, net	$302,416	$307,677

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$51,396	$51,421
Trade accounts payable - DISH Network	417	477
Accrued interest	34,514	42,388
Accrued compensation	44,489	52,231
Accrued taxes	11,937	11,780
Operating lease obligation	14,986	14,670
Other	170,577	152,620
Total accrued expenses and other current liabilities	$328,316	$325,587

Other non-current liabilities:
Related party payables - EchoStar	$24,533	$25,114
Other	62,109	62,843
Total other non-current liabilities	$86,642	$87,957

Inventory

The following table presents the components of inventory:

	As of
	March 31, 2021	December 31, 2020
Raw materials	$5,308	$4,564
Work-in-process	7,054	8,280
Finished goods	83,077	84,987
Total inventory	$95,439	$97,831

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$45,329	$49,563
Cash paid for income taxes	$276	$716

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(973)	$(5,359)

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

In lieu of separate financial statements of the Guarantor Subsidiaries, we have prepared the accompanying consolidating financial information in accordance with Rule 3-10(f) of Regulation S-X. This includes:

•the accompanying balance sheet;
•the accompanying statement of operations and comprehensive income (loss); and
•the accompanying statement of cash flows.

This also includes consolidating financial information as follows:

•the Guarantor Subsidiaries on a combined basis;
•the non-guarantor subsidiaries of HSSC on a combined basis; and
•the eliminations necessary to arrive at the corresponding information of HSSC on a consolidated basis.

This accompanying consolidating financial information should be read in conjunction with these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of March 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$1,313,882	$36,207	$53,837	$—	$1,403,926
Marketable investment securities	515,306	—	—	—	515,306
Trade accounts receivable and contract assets, net	—	130,895	56,377	—	187,272
Other current assets, net	148,125	922,870	93,812	(878,118)	286,689
Total current assets	1,977,313	1,089,972	204,026	(878,118)	2,393,193
Non-current assets:
Property and equipment, net	—	1,277,785	353,436	—	1,631,221
Operating lease right-of-use assets	—	104,304	27,148	—	131,452
Goodwill	—	504,173	6,772	—	510,945
Regulatory authorizations, net	—	400,000	9,960	—	409,960
Other intangible assets, net	—	16,246	—	—	16,246
Other investments, net	—	15,455	86,708	—	102,163
Investment in subsidiaries	2,965,049	322,434	—	(3,287,483)	—
Other non-current assets, net	700	304,863	91,659	(94,806)	302,416
Total non-current assets	2,965,749	2,945,260	575,683	(3,382,289)	3,104,403
Total assets	$4,943,062	$4,035,232	$779,709	$(4,260,407)	$5,497,596
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$89,812	$14,871	$—	$104,683
Current portion of long-term debt, net	808,758	—	—	—	808,758
Contract liabilities	—	107,467	5,040	—	112,507
Accrued expenses and other current liabilities	635,846	341,850	228,738	(878,118)	328,316
Total current liabilities	1,444,604	539,129	248,649	(878,118)	1,354,264
Non-current liabilities:
Long-term debt, net	1,495,436	—	—	—	1,495,436
Deferred tax liabilities, net	345	373,485	2,536	—	376,366
Operating lease liabilities	—	96,042	22,410	—	118,452
Other non-current liabilities	—	62,089	119,359	(94,806)	86,642
Total non-current liabilities	1,495,781	531,616	144,305	(94,806)	2,076,896
Total liabilities	2,940,385	1,070,745	392,954	(972,924)	3,431,160
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,002,677	2,964,487	322,996	(3,287,483)	2,002,677
Non-controlling interests	—	—	63,759	—	63,759
Total shareholder's equity	2,002,677	2,964,487	386,755	(3,287,483)	2,066,436
Total liabilities and shareholder's equity	$4,943,062	$4,035,232	$779,709	$(4,260,407)	$5,497,596

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$363,697	$77,703	$(8,409)	$432,991
Equipment revenue	—	61,037	8,046	(16,844)	52,239
Total revenue	—	424,734	85,749	(25,253)	485,230
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	103,207	36,229	(8,024)	131,412
Cost of sales - equipment (exclusive of depreciation and amortization)	—	56,430	5,369	(16,659)	45,140
Selling, general and administrative expenses	—	83,543	21,397	(570)	104,370
Research and development expenses	—	7,358	187	—	7,545
Depreciation and amortization	—	94,252	28,412	—	122,664
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	345,000	91,594	(25,253)	411,341
Operating income (loss)	—	79,734	(5,845)	—	73,889
Other income (expense):
Interest income	1,036	1,287	1,281	(1,210)	2,394
Interest expense, net of amounts capitalized	(40,244)	45	(2,933)	1,210	(41,922)
Equity in earnings (losses) of unconsolidated affiliates, net	—	219	(1,980)	—	(1,761)
Equity in earnings (losses) of subsidiaries, net	50,143	(12,617)	—	(37,526)	—
Foreign currency transaction gains (losses), net	—	(3)	(3,357)	—	(3,360)
Other, net	(1,582)	744	(135)	—	(973)
Total other income (expense), net	9,353	(10,325)	(7,124)	(37,526)	(45,622)
Income (loss) before income taxes	9,353	69,409	(12,969)	(37,526)	28,267
Income tax benefit (provision), net	9,224	(19,266)	(595)	—	(10,637)
Net income (loss)	18,577	50,143	(13,564)	(37,526)	17,630
Less: Net loss (income) attributable to non-controlling interests	—	—	947	—	947
Net income (loss) attributable to HSSC	$18,577	$50,143	$(12,617)	$(37,526)	$18,577
Comprehensive income (loss):
Net income (loss)	$18,577	$50,143	$(13,564)	$(37,526)	$17,630
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(33,742)	—	(33,742)
Unrealized gains (losses) on available-for-sale securities	(88)	—	—	—	(88)
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	(28,132)	(28,132)	—	56,264	—
Total other comprehensive income (loss), net of tax	(28,220)	(28,132)	(33,742)	56,264	(33,830)
Comprehensive income (loss)	(9,643)	22,011	(47,306)	18,738	(16,200)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	6,557	—	6,557
Comprehensive income (loss) attributable to HSSC	$(9,643)	$22,011	$(40,749)	$18,738	$(9,643)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$354,399	$64,928	$(9,089)	$410,238
Equipment revenue	—	65,586	5,410	(13,687)	57,309
Total revenue	—	419,985	70,338	(22,776)	467,547
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	110,471	42,063	(8,649)	143,885
Cost of sales - equipment (exclusive of depreciation and amortization)	—	55,374	4,221	(13,687)	45,908
Selling, general and administrative expenses	—	95,818	20,482	(440)	115,860
Research and development expenses	—	6,109	145	—	6,254
Depreciation and amortization	—	99,359	26,606	—	125,965
Total costs and expenses	—	367,131	93,517	(22,776)	437,872
Operating income (loss)	—	52,854	(23,179)	—	29,675
Other income (expense):
Interest income	7,953	971	891	(923)	8,892
Interest expense, net of amounts capitalized	(40,472)	(613)	(2,030)	923	(42,192)
Gains (losses) on investments, net	—	(164)	—	—	(164)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(1,087)	—	—	(1,087)
Equity in earnings (losses) of subsidiaries, net	10,630	(29,167)	—	18,537	—
Foreign currency transaction gains (losses), net	—	(2)	(7,526)	—	(7,528)
Other, net	—	(275)	(3)	—	(278)
Total other income (expense), net	(21,889)	(30,337)	(8,668)	18,537	(42,357)
Income (loss) before income taxes	(21,889)	22,517	(31,847)	18,537	(12,682)
Income tax benefit (provision), net	7,418	(11,804)	(845)	—	(5,231)
Net income (loss)	(14,471)	10,713	(32,692)	18,537	(17,913)
Less: Net loss (income) attributable to non-controlling interests	—	—	3,442	—	3,442
Net income (loss) attributable to HSSC	$(14,471)	$10,713	$(29,250)	$18,537	$(14,471)
Comprehensive income (loss):
Net income (loss)	$(14,471)	$10,713	$(32,692)	$18,537	$(17,913)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(82,836)	—	(82,836)
Unrealized gains (losses) on available-for-sale securities	(2,479)	—	—	—	(2,479)
Other	—	—	(405)	—	(405)
Equity in other comprehensive income (loss) of subsidiaries, net	(66,918)	(66,918)	—	133,836	—
Total other comprehensive income (loss), net of tax	(69,397)	(66,918)	(83,241)	133,836	(85,720)
Comprehensive income (loss)	(83,868)	(56,205)	(115,933)	152,373	(103,633)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	19,765	—	19,765
Comprehensive income (loss) attributable to HSSC	$(83,868)	$(56,205)	$(96,168)	$152,373	$(83,868)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$18,577	$50,143	$(13,564)	$(37,526)	$17,630
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(61,725)	102,402	25,616	37,526	103,819
Net cash provided by (used for) operating activities	(43,148)	152,545	12,052	—	121,449

Cash flows from investing activities:
Purchases of marketable investment securities	(310,528)	—	—	—	(310,528)
Sales and maturities of marketable investment securities	1,003,198	—	—	—	1,003,198
Expenditures for property and equipment	—	(52,246)	(29,950)	—	(82,196)
Expenditures for externally marketed software	—	(7,846)	—	—	(7,846)
Distributions (contributions) and advances from (to) subsidiaries, net	77,097	(24,100)	—	(52,997)	—
Net cash provided by (used for) investing activities	769,767	(84,192)	(29,950)	(52,997)	602,628

Cash flows from financing activities:
Repurchase of the 2021 Senior Unsecured Notes	(62,588)	—	—	—	(62,588)
Payment of finance lease obligations	—	—	(329)	—	(329)
Payment of in-orbit incentive obligations	—	(1,104)	—	—	(1,104)
Contribution by non-controlling interest holder	—	—	5,400	—	5,400
Other, net	—	—	(292)	—	(292)
Contribution (distributions) and advances (to) from parent, net	—	(77,097)	24,100	52,997	—
Net cash provided by (used for) financing activities	(62,588)	(78,201)	28,879	52,997	(58,913)

Effect of exchange rates on cash and cash equivalents	—	—	(1,700)	—	(1,700)
Net increase (decrease) in cash and cash equivalents	664,031	(9,848)	9,281	—	663,464
Cash and cash equivalents, including restricted amounts, beginning of period	649,851	46,055	45,391	—	741,297
Cash and cash equivalents, including restricted amounts, end of period	$1,313,882	$36,207	$54,672	$—	$1,404,761

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(14,471)	$10,713	$(32,692)	$18,537	$(17,913)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(22,215)	95,031	28,858	(18,537)	83,137
Net cash provided by (used for) operating activities	(36,686)	105,744	(3,834)	—	65,224

Cash flows from investing activities:
Purchases of marketable investment securities	(365,877)	—	—	—	(365,877)
Sales and maturities of marketable investment securities	490,020	—	—	—	490,020
Expenditures for property and equipment	—	(61,134)	(30,383)	—	(91,517)
Expenditures for externally marketed software	—	(8,638)	—	—	(8,638)
Distributions (contributions) and advances from (to) subsidiaries, net	29,290	(18,939)	—	(10,351)	—
Net cash provided by (used for) investing activities	153,433	(88,711)	(30,383)	(10,351)	23,988

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(215)	—	(215)
Payment of in-orbit incentive obligations	—	(203)	—	—	(203)
Contribution by non-controlling interest holder	—	—	4,000	—	4,000
Other, net	—	—	979	—	979
Contribution (distributions) and advances (to) from parent, net	—	(29,290)	18,939	10,351	—
Net cash provided by (used for) financing activities	—	(29,493)	23,703	10,351	4,561

Effect of exchange rates on cash and cash equivalents	—	—	(4,618)	—	(4,618)
Net increase (decrease) in cash and cash equivalents	116,747	(12,460)	(15,132)	—	89,155
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$1,174,650	$19,878	$34,949	$—	$1,229,477

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Unless the context indicates otherwise, the terms “we,” “us,” “HSSC,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries. The following Management’s Narrative Analysis of Results of Operations (“Management’s Narrative Analysis”) should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto (“Accompanying Consolidated Financial Statements”) in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Management’s Narrative Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Narrative Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control. Actual results could differ materially from those expressed or implied by such forward-looking statements.  Refer to the Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, refer to the Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

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

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting.

All amounts presented in this Management’s Narrative Analysis, unless otherwise noted, are expressed in thousands of United States (“U.S.”) dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2021:

•Revenue of $485.2 million
•Operating income (loss) of $73.9 million
•Net income (loss) of $17.6 million
•Net income (loss) attributable to HSSC of $18.6 million
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $191.4 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of March 31, 2021:

•Total assets of $5.5 billion
•Total liabilities of $3.4 billion
•Total shareholder’s equity of $2.1 billion

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

We continue our efforts to expand our consumer satellite services business outside of the U.S. We have been delivering high-speed consumer satellite broadband services in Brazil since July 2016 and are also providing satellite broadband internet service in several other Latin American countries. In September 2015, we entered into 15-year agreements with affiliates of Telesat Canada for Ka-band capacity on the Telesat T19V satellite located at the 63 degree west longitude orbital location, which was launched in July 2018. Telesat T19V was placed in service during the fourth quarter of 2018 and augmented the capacity being provided by the EUTELSAT 65 West A satellite and the EchoStar XIX satellite in South America. In March 2021, we entered into an agreement for additional capacity on the Telesat T19V satellite over Puerto Rico.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	March 31, 2021	December 31, 2020
United States	1,164,000	1,189,000
Latin America	389,000	375,000
Total broadband subscribers	1,553,000	1,564,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	March 31, 2021	December 31, 2020
United States	(25,000)	(27,000)
Latin America	14,000	11,000
Total net subscriber additions	(11,000)	(16,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the first quarter resulted in lower total subscribers, ARPU increased.

In Latin America, we continued to see growth in our subscriber base and net subscriber additions compared to the fourth quarter of 2020, mainly due to higher gross subscriber additions.

As of March 31, 2021 and December 31, 2020, our Hughes segment had $1.4 billion and $1.3 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

As of March 31, 2021 and December 31, 2020, our ESS segment had contracted revenue backlog of $9.2 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

The SolarWinds hack continues to evolve. Specifically, there have been many reports of intrusions into Microsoft Exchange on-premise systems possibly due to the SolarWinds issue and other unrelated matters. While we are customers of Microsoft, to date, our investigations into the announced issues indicate that we were not detrimentally affected by the vulnerabilities due to our security controls and other proactive measures which include security patching. We continue to receive information about these breaches from the U.S. government and private security firms, and we use this data to update our defense systems and to investigate our own networks for compromise. We will continue to update our systems as more information comes to light in reference to these issues.

We are not aware of any additional cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2021 and through May 6, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table presents our consolidated results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	For the three months ended March 31,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$432,991	$410,238	$22,753	5.5
Equipment revenue	52,239	57,309	(5,070)	(8.8)
Total revenue	485,230	467,547	17,683	3.8
Costs and expenses:
Cost of sales - services and other	131,412	143,885	(12,473)	(8.7)
% of total services and other revenue	30.3%	35.1%
Cost of sales - equipment	45,140	45,908	(768)	(1.7)
% of total equipment revenue	86.4%	80.1%
Selling, general and administrative expenses	104,370	115,860	(11,490)	(9.9)
% of total revenue	21.5%	24.8%
Research and development expenses	7,545	6,254	1,291	20.6
% of total revenue	1.6%	1.3%
Depreciation and amortization	122,664	125,965	(3,301)	(2.6)
Impairment of long-lived assets	210	—	210	*
Total costs and expenses	411,341	437,872	(26,531)	(6.1)
Operating income (loss)	73,889	29,675	44,214	*
Other income (expense):
Interest income, net	2,394	8,892	(6,498)	(73.1)
Interest expense, net of amounts capitalized	(41,922)	(42,192)	270	(0.6)
Gains (losses) on investments, net	—	(164)	164	(100.0)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,761)	(1,087)	(674)	62.0
Foreign currency transaction gains (losses), net	(3,360)	(7,528)	4,168	(55.4)
Other, net	(973)	(278)	(695)	*
Total other income (expense), net	(45,622)	(42,357)	(3,265)	7.7
Income (loss) before income taxes	28,267	(12,682)	40,949	*
Income tax benefit (provision), net	(10,637)	(5,231)	(5,406)	*
Net income (loss)	17,630	(17,913)	35,543	*
Less: Net income (loss) attributable to non-controlling interests	947	3,442	(2,495)	(72.5)
Net income (loss) attributable to HSSC	$18,577	$(14,471)	$33,048	*

Other data:
EBITDA (1)	$191,406	$150,025	$41,381	27.6
Subscribers, end of period	1,553,000	1,516,000	37,000	2.4
*    Percentage is not meaningful
(1)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements, is included in Results of Operations.  For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our results of operations for the three months ended March 31, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $433.0 million for the three months ended March 31, 2021, an increase of $22.8 million, or 5.5%, as compared to 2020. The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $27.0 million, partially offset by a decrease in sales of services to our enterprise customers of $3.1 million. These variances reflect the negative impact of exchange rate fluctuations of $5.4 million, primarily attributable to our consumer customers.

Equipment revenue. Equipment revenue totaled $52.2 million for the three months ended March 31, 2021, a decrease of $5.1 million, or 8.8%, as compared to 2020. The decrease was primarily attributable to decreases in hardware sales of $4.8 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $131.4 million for the three months ended March 31, 2021, a decrease of $12.5 million, or 8.7%, as compared to 2020. The decrease was attributable to lower costs of services provided to our consumer and enterprise customers primarily associated with field services and leased satellite capacity as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment.  Cost of sales - equipment totaled $45.1 million for the three months ended March 31, 2021, a decrease of $0.8 million, or 1.7%, as compared to 2020.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $104.4 million for the three months ended March 31, 2021, a decrease of $11.5 million, or 9.9%, as compared to 2020. The decrease was primarily attributable to decreased sales and marketing expenses of $9.6 million from our Hughes segment mainly associated with our consumer customers and decreases in bad debt expense of $2.4 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $122.7 million for the three months ended March 31, 2021, a decrease of $3.3 million, or 2.6%, as compared to 2020.  The decrease was primarily attributable to decreases in other property and equipment depreciation expense of $2.0 million and decreases in amortization of intangibles of $1.5 million.

Interest income, net.  Interest income, net totaled $2.4 million for the three months ended March 31, 2021, a decrease of $6.5 million, or 73.1%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.4 million in losses for the three months ended March 31, 2021, as compared to $7.5 million in losses for the three months ended March 31, 2020, a positive change of $4.2 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(10.6) million in provision for the three months ended March 31, 2021, as compared to $(5.2) million for the three months ended March 31, 2020. Our effective income tax rate was 37.6% for the three months ended March 31, 2021, compared to (41.2)% for the same period in 2020.  The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the company carries a full valuation allowance. For the three months ended March 31, 2020, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the change in net unrealized losses that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the three months ended March 31, 2020	$(14,471)
Increase (decrease) in interest income, net	(6,498)
Decrease (increase) in income tax benefit (provision), net	(5,406)
Decrease (increase) in net income (loss) attributable to non-controlling interests	(2,495)
Increase (decrease) in other, net	(695)
Increase (decrease) in gains (losses) on investments, net	164
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(674)
Decrease (increase) in interest expense, net of amounts capitalized	270
Increase (decrease) in foreign currency transaction gains (losses), net	4,168
Increase (decrease) in operating income (loss), including depreciation and amortization	44,214
Net income (loss) attributable to HSSC for the three months ended March 31, 2021	$18,577

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Net income (loss)	$17,630	$(17,913)	$35,543	*
Interest income, net	(2,394)	(8,892)	6,498	(73.1)
Interest expense, net of amounts capitalized	41,922	42,192	(270)	(0.6)
Income tax provision (benefit), net	10,637	5,231	5,406	*
Depreciation and amortization	122,664	125,965	(3,301)	(2.6)
Net loss (income) attributable to non-controlling interests	947	3,442	(2,495)	(72.5)
EBITDA	$191,406	$150,025	$41,381	27.6
* Percentage is not meaningful.
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended March 31, 2020	$150,025
Increase (decrease) in operating income (loss), excluding depreciation and amortization	40,913
Increase (decrease) in foreign currency transaction gains (losses), net	4,168
Increase (decrease) in gains (losses) on investments, net	164
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(674)
Increase (decrease) in other, net	(695)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,495)
EBITDA for the three months ended March 31, 2021	$191,406

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Segment Operating Results and Capital Expenditures

The following tables present our operating results, capital expenditures and EBITDA by segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2021
Total revenue	$475,859	$4,089	$5,282	$485,230
Capital expenditures	82,196	—	—	82,196
EBITDA	198,578	1,919	(9,091)	191,406

For the three months ended March 31, 2020
Total revenue	$458,482	$4,652	$4,413	$467,547
Capital expenditures	91,517	—	—	91,517
EBITDA	154,641	2,030	(6,646)	150,025

Hughes Segment

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Total revenue	$475,859	$458,482	$17,377	3.8
Capital expenditures	82,196	91,517	(9,321)	(10.2)
EBITDA	198,578	154,641	43,937	28.4

Total revenue was $475.9 million for the three months ended March 31, 2021, an increase of $17.4 million, or 3.8%, as compared to 2020.  Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $27.0 million, partially offset by a decrease in sales of services to our enterprise customers of $3.1 million. Equipment revenue decreased primarily due to decreases in hardware sales of $4.8 million to our mobile satellite systems customers. These variances reflect the negative impact of exchange rate fluctuations of $5.9 million.

Capital expenditures were $82.2 million for the three months ended March 31, 2021, a decrease of $9.3 million, or 10.2%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2020	$154,641
Increase (decrease) in operating income (loss), excluding depreciation and amortization	41,297
Increase (decrease) in foreign currency transaction gains (losses), net	4,165
Increase (decrease) in other, net	887
Increase (decrease) in gains (losses) on investments, net	164
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(81)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,495)
EBITDA for the three months ended March 31, 2021	$198,578

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

ESS Segment

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Total revenue	$4,089	$4,652	$(563)	(12.1)
EBITDA	1,919	2,030	(111)	(5.5)

Total revenue was $4.1 million for the three months ended March 31, 2021, a decrease of $0.6 million, or 12.1%, as compared to 2020, primarily due to a decrease in transponder services provided to third parties.

EBITDA was $1.9 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 5.5%, as compared to 2020, primarily due to the decrease in overall ESS revenue.

Corporate and Other

	For the three months ended March 31,		Variance
	2021	2020	Amount	%
Total revenue	$5,282	$4,413	$869	19.7
EBITDA	(9,091)	(6,646)	(2,445)	36.8

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2020	$(6,646)
Increase (decrease) in other, net	(1,583)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(592)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(273)
Increase (decrease) in foreign currency transaction gains (losses), net	3
EBITDA for the three months ended March 31, 2021	$(9,091)

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

Selling, general and administrative expenses.  Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other expenses associated with facilities and administrative services.

Research and development expenses.  Research and development expenses primarily include costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization, and Net income (loss) attributable to non-controlling interests.  EBITDA is not a measure determined in accordance with U.S. GAAP. This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations above. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with U.S. GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On May 6, 2021, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended March 31, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated May 6, 2021 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 6, 2021	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)