Form 10-Q
period 2021-06-30
Hughes Satellite Systems Corp
filed 2021-08-03
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 29, 2021, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption Risk Factors in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in Management’s Narrative Analysis of Results of Operations in Part I, Item 2 of this Form 10-Q and in Part II, Item 7 of our Form 10-K and those discussed in other documents we file with the SEC.

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

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$595,795	$740,490
Marketable investment securities	609,831	1,203,296
Trade accounts receivable and contract assets, net	186,945	183,988
Other current assets, net	285,817	291,815
Total current assets	1,678,388	2,419,589
Non-current assets:
Property and equipment, net	1,637,928	1,691,523
Operating lease right-of-use assets	131,791	128,266
Goodwill	511,886	511,597
Regulatory authorizations, net	409,883	410,451
Other intangible assets, net	14,726	18,340
Other investments, net	93,543	103,924
Other non-current assets, net	312,909	307,677
Total non-current assets	3,112,666	3,171,778
Total assets	$4,791,054	$5,591,367

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$118,618	$118,568
Current portion of long-term debt, net	—	898,237
Contract liabilities	127,820	104,569
Accrued expenses and other current liabilities	304,653	325,587
Total current liabilities	551,091	1,446,961
Non-current liabilities:
Long-term debt, net	1,495,619	1,495,256
Deferred tax liabilities, net	390,110	369,940
Operating lease liabilities	118,671	114,877
Other non-current liabilities	86,085	87,957
Total non-current liabilities	2,090,485	2,068,030
Total liabilities	2,641,576	3,514,991

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,488,314	1,486,730
Accumulated other comprehensive income (loss)	(141,222)	(146,840)
Accumulated earnings (losses)	728,087	671,570
Total Hughes Satellite Systems Corporation shareholder's equity	2,075,179	2,011,460
Non-controlling interests	74,299	64,916
Total shareholder's equity	2,149,478	2,076,376
Total liabilities and shareholder's equity	$4,791,054	$5,591,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Services and other revenue	$433,317	$419,222	$866,308	$829,460
Equipment revenue	68,556	42,423	120,795	99,732
Total revenue	501,873	461,645	987,103	929,192
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	137,550	139,953	268,962	283,838
Cost of sales - equipment (exclusive of depreciation and amortization)	54,502	32,542	99,642	78,450
Selling, general and administrative expenses	104,016	103,231	208,386	219,091
Research and development expenses	7,441	7,448	14,986	13,702
Depreciation and amortization	112,303	123,478	234,967	249,443
Impairment of long-lived assets	—	—	210	—
Total costs and expenses	415,812	406,652	827,153	844,524
Operating income (loss)	86,061	54,993	159,950	84,668
Other income (expense):
Interest income, net	1,682	5,204	4,076	14,096
Interest expense, net of amounts capitalized	(37,083)	(44,275)	(79,005)	(86,467)
Gains (losses) on investments, net	2,094	16	2,094	(148)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,269)	(1,369)	(3,030)	(2,456)
Foreign currency transaction gains (losses), net	535	(140)	(2,825)	(7,668)
Other, net	1,989	(387)	1,016	(665)
Total other income (expense), net	(32,052)	(40,951)	(77,674)	(83,308)
Income (loss) before income taxes	54,009	14,042	82,276	1,360
Income tax benefit (provision), net	(18,349)	(13,668)	(28,986)	(18,899)
Net income (loss)	35,660	374	53,290	(17,539)
Less: Net loss (income) attributable to non-controlling interests	2,280	3,431	3,227	6,873
Net income (loss) attributable to HSSC	$37,940	$3,805	$56,517	$(10,666)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$35,660	$374	$53,290	$(17,539)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	42,060	(10,345)	8,318	(93,181)
Unrealized gains (losses) on available-for-sale securities	118	2,269	30	(210)
Other	—	285	—	(120)
Total other comprehensive income (loss), net of tax	42,178	(7,791)	8,348	(93,511)
Comprehensive income (loss)	77,838	(7,417)	61,638	(111,050)
Less: Comprehensive loss (income) attributable to non-controlling interests	(6,060)	5,804	497	25,569
Comprehensive income (loss) attributable to HSSC	$71,778	$(1,613)	$62,135	$(85,481)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, March 31, 2020	$1,483,747	$(154,033)	$647,775	$58,229	$2,035,718
Stock-based compensation	479	—	—	—	479
Contribution by non-controlling interest holder	—	—	—	6,000	6,000
Other comprehensive income (loss)	—	(5,417)	—	(2,373)	(7,790)
Net income (loss)	—	—	3,805	(3,431)	374
Other, net	133	—	—	—	133
Balance, June 30, 2020	$1,484,359	$(159,450)	$651,580	$58,425	$2,034,914

Balance, March 31, 2021	$1,487,590	$(175,060)	$690,147	$63,759	$2,066,436
Stock-based compensation	724	—	—	—	724
Contribution by non-controlling interest holder	—	—	—	4,480	4,480
Other comprehensive income (loss)	—	33,838	—	8,340	42,178
Net income (loss)	—	—	37,940	(2,280)	35,660
Balance, June 30, 2021	$1,488,314	$(141,222)	$728,087	$74,299	$2,149,478
The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2019	$1,478,636	$(84,636)	$664,415	$75,748	$2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	1,936	—	—	—	1,936
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	10,000	10,000
Other comprehensive income (loss)	—	(74,814)	—	(18,696)	(93,510)
Net income (loss)	—	—	(10,666)	(6,873)	(17,539)
Other, net	(551)	—	—	—	(551)
Balance, June 30, 2020	$1,484,359	$(159,450)	$651,580	$58,425	$2,034,914

Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	1,584	—	—	—	1,584
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	5,618	—	2,730	8,348
Net income (loss)	—	—	56,517	(3,227)	53,290
Balance, June 30, 2021	$1,488,314	$(141,222)	$728,087	$74,299	$2,149,478

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$53,290	$(17,539)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	234,967	249,443
Impairment of long-lived assets	210	—
Losses (gains) on investments, net	(2,094)	148
Equity in losses (earnings) of unconsolidated affiliates, net	3,030	2,456
Foreign currency transaction losses (gains), net	2,825	7,668
Deferred tax provision (benefit), net	20,229	12,026
Stock-based compensation	1,584	2,779
Amortization of debt issuance costs	2,008	2,120
Other, net	8,528	(895)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(3,360)	(5,324)
Other current assets, net	6,379	2,515
Trade accounts payable	(8,406)	(13,244)
Contract liabilities	23,251	(11,229)
Accrued expenses and other current liabilities	(19,808)	15,998
Non-current assets and non-current liabilities, net	(3,248)	(18,725)
Net cash provided by (used for) operating activities	319,385	228,197

Cash flows from investing activities:
Purchases of marketable investment securities	(816,386)	(365,877)
Sales and maturities of marketable investment securities	1,409,820	660,513
Expenditures for property and equipment	(154,382)	(174,996)
Expenditures for externally marketed software	(16,835)	(19,237)
Sales of other investments	9,016	—
Net cash provided by (used for) investing activities	431,233	100,403

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—
Payment of finance lease obligations	(476)	(421)
Payment of in-orbit incentive obligations	(1,431)	(1,021)
Contribution by non-controlling interest holder	9,880	10,000
Other, net	(966)	1,002
Net cash provided by (used for) financing activities	(894,811)	9,560

Effect of exchange rates on cash and cash equivalents	(348)	(8,148)
Net increase (decrease) in cash and cash equivalents	(144,541)	330,012
Cash and cash equivalents, including restricted amounts, beginning of period	741,297	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$596,756	$1,470,334

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2021	December 31, 2020
Trade accounts receivable and contract assets, net:
Sales and services	$149,204	$149,513
Leasing	5,397	4,553
Total trade accounts receivable	154,601	154,066
Contract assets	45,689	45,308
Allowance for doubtful accounts	(13,345)	(15,386)
Total trade accounts receivable and contract assets, net	$186,945	$183,988

Contract liabilities:
Current	$127,820	$104,569
Non-current	10,097	10,519
Total contract liabilities	$137,917	$115,088

The following table presents the revenue recognized in the Consolidated Statement of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue	$1,941	$7,614	$65,022	$59,786

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2021	2020
Balance at beginning of period	$99,837	$113,592
Additions	37,408	49,366
Amortization expense	(45,200)	(51,265)
Foreign currency translation	678	(4,607)
Balance at end of period	$92,723	$107,086

We recognized amortization expenses related to contract acquisition costs of $22.4 million and $25.6 million for the three months ended June 30, 2021 and 2020, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Performance Obligations

As of June 30, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $991.2 million. Performance obligations expected to be satisfied within one year and greater than one year are 38% and 62%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
North America	$405,101	$4,283	$(88)	$409,296
South and Central America	46,996	—	—	46,996
Other	40,179	—	5,402	45,581
Total revenue	$492,276	$4,283	$5,314	$501,873

For the three months ended June 30, 2020
North America	$384,623	$4,179	$(393)	$388,409
South and Central America	33,961	—	—	33,961
Other	34,588	—	4,687	39,275
Total revenue	$453,172	$4,179	$4,294	$461,645

For the six months ended June 30, 2021
North America	$803,860	$8,372	$(176)	$812,056
South and Central America	90,026	—	—	90,026
Other	74,250	—	10,771	85,021
Total revenue	$968,136	$8,372	$10,595	$987,103

For the six months ended June 30, 2020
North America	$767,338	$8,831	$(678)	$775,491
South and Central America	67,917	—		67,917
Other	76,399	—	9,385	85,784
Total revenue	$911,654	$8,831	$8,707	$929,192

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
Services and other revenue:
Services	$413,925	$2,884	$—	$416,809
Lease revenue	9,796	1,399	5,313	16,508
Total services and other revenue	423,721	4,283	5,313	433,317
Equipment revenue:
Equipment	31,101	—	1	31,102
Design, development and construction services	35,057	—	—	35,057
Lease revenue	2,397	—	—	2,397
Total equipment revenue	68,555	—	1	68,556
Total revenue	$492,276	$4,283	$5,314	$501,873

For the three months ended June 30, 2020
Services and other revenue:
Services	$399,697	$2,564	$—	$402,261
Lease revenue	11,052	1,615	4,294	16,961
Total services and other revenue	410,749	4,179	4,294	419,222
Equipment revenue:
Equipment	18,518	—	—	18,518
Design, development and construction services	22,668	—	—	22,668
Lease revenue	1,237	—	—	1,237
Total equipment revenue	42,423	—	—	42,423
Total revenue	$453,172	$4,179	$4,294	$461,645

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2021
Services and other revenue:
Services	$827,517	$5,574	$—	$833,091
Lease revenue	19,824	2,798	10,595	33,217
Total services and other revenue	847,341	8,372	10,595	866,308
Equipment revenue:
Equipment	59,550	—	—	59,550
Design, development and construction services	56,693	—	—	56,693
Lease revenue	4,552	—	—	4,552
Total equipment revenue	120,795	—	—	120,795
Total revenue	$968,136	$8,372	$10,595	$987,103

For the six months ended June 30, 2020
Services and other revenue:
Services	$789,697	$5,329	$—	$795,026
Lease revenue	22,225	3,502	8,707	34,434
Total services and other revenue	811,922	8,831	8,707	829,460
Equipment revenue:
Equipment	43,357	—	—	43,357
Design, development and construction services	54,225	—	—	54,225
Lease revenue	2,150	—	—	2,150
Total equipment revenue	99,732	—	—	99,732
Total revenue	$911,654	$8,831	$8,707	$929,192

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$2,295	$1,237	$4,377	$2,150
Interest income	102	95	175	164
Total sales-type lease revenue	2,397	1,332	4,552	2,314
Operating lease revenue	16,508	16,866	33,217	34,270
Total lease revenue	$18,905	$18,198	$37,769	$36,584

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2021	December 31, 2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$172,046	$276,361
Commercial paper	390,565	823,173
Other debt securities	47,220	103,756
Total available-for-sale debt securities	609,831	1,203,290
Equity securities	—	6
Total marketable investment securities	$609,831	$1,203,296

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2021
Corporate bonds	$172,035	$34	$(23)	$172,046
Commercial paper	390,565	—	—	390,565
Other debt securities	47,169	52	(1)	47,220
Total available-for-sale debt securities	$609,769	$86	$(24)	$609,831
As of December 31, 2020
Corporate bonds	$276,327	$59	$(25)	$276,361
Commercial paper	823,173	—	—	823,173
Other debt securities	103,758	3	(5)	103,756
Total available-for-sale debt securities	$1,203,258	$62	$(30)	$1,203,290

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$55,500	$—	$151,265	$10,000

As of June 30, 2021, we have $511.3 million of available-for-sale debt securities with contractual maturities of one year or less and $98.5 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Gains (losses) on investments, net	$(6)	$14	$(6)	$(149)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of June 30, 2021
Cash equivalents (including restricted)	$169	$462,503	$462,672
Available-for-sale debt securities:
Corporate bonds	$—	$172,046	$172,046
Commercial paper	—	390,565	390,565
Other debt securities	—	47,220	47,220
Total available-for-sale debt securities	—	609,831	609,831
Equity securities	—	—	—
Total marketable investment securities	$—	$609,831	$609,831

As of December 31, 2020
Cash equivalents (including restricted)	$128	$654,853	$654,981
Available-for-sale debt securities:
Corporate bonds	$—	$276,361	$276,361
Commercial paper	—	823,173	823,173
Other debt securities	95,497	8,259	103,756
Total available-for-sale debt securities	95,497	1,107,793	1,203,290
Equity securities	6	—	6
Total marketable investment securities	$95,503	$1,107,793	$1,203,296

As of June 30, 2021 and December 31, 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 5.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	June 30, 2021	December 31, 2020
Property and equipment, net:
Satellites, net	$907,913	$954,559
Other property and equipment, net	730,015	736,964
Total property and equipment, net	$1,637,928	$1,691,523

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Satellites

As of June 30, 2021, our operating satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our operating satellite fleet as of June 30, 2021 which consists of both owned and leased satellites:

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
(3)    We own the Ka-band and Ku-band payloads on this satellite.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2021	December 31, 2020
Satellites, net:
Satellites - owned	7 to 15	$1,505,157	$1,503,596
Satellites - acquired under finance leases	15	364,931	352,245
Total satellites		1,870,088	1,855,841
Accumulated depreciation:
Satellites - owned		(875,051)	(827,274)
Satellites - acquired under finance leases		(87,124)	(74,008)
Total accumulated depreciation		(962,175)	(901,282)
Total satellites, net		$907,913	$954,559

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Depreciation expense:
Satellites - owned	$17,490	$27,068	$44,558	$54,137
Satellites - acquired under finance leases	7,396	7,205	14,597	13,218
Total depreciation expense	$24,886	$34,273	$59,155	$67,355

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Capitalized interest	$1,467	$787	$2,713	$1,424

Satellite-Related Commitments

As of June 30, 2021 and December 31, 2020 our satellite-related commitments were $211.4 million and $224.4 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and six months ended June 30, 2021.

Fair Value of In-Orbit Incentives

As of June 30, 2021 and December 31, 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $54.0 million and $55.4 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 6.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$12,524	$(161)	$12,363	$400,000	$412,363
Amortization expense	—	(408)	(408)	—	(408)
Currency translation adjustments	(1,205)	—	(1,205)	—	(1,205)
Balance, June 30, 2020	$11,319	$(569)	$10,750	$400,000	$410,750

Balance, December 31, 2020	$11,505	$(1,054)	$10,451	$400,000	$410,451
Amortization expense	—	(405)	(405)	—	(405)
Currency translation adjustments	(157)	(6)	(163)	—	(163)
Balance, June 30, 2021	$11,348	$(1,465)	$9,883	$400,000	$409,883

Weighted-average useful life (in years)		14

NOTE 7.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	June 30, 2021	December 31, 2020
Other investments, net:
Equity method investments	$93,543	$96,573
Other equity investments	—	7,351
Total other investments, net	$93,543	$103,924

Equity Method Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Deluxe	$1,229	$1,026	$2,860	$2,281
BCS	$2,766	$2,784	$4,114	$4,453

The following table presents trade accounts receivable:

	As of
	June 30, 2021	December 31, 2020
Deluxe	$1,018	$716
BCS	$8,525	$9,347

NOTE 8.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of
		June 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$843,203	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	—%	—	—	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	843,240	750,000	852,810
Less: Unamortized debt issuance costs		(4,381)	—	(6,507)	—
Total long-term debt		1,495,619	1,686,443	2,393,493	2,610,858
Less: Current portion, net		—	—	(898,237)	(924,003)
Long-term debt, net		$1,495,619	$1,686,443	$1,495,256	$1,686,855

During the three and six months ended June 30, 2021, we repurchased $106.4 million and $196.9 million, respectively, of our 7 5/8% Senior Unsecured Notes due 2021 in open market trades. On June 15, 2021, we paid the 7 5/8% Senior Unsecured Notes due 2021.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

our effective tax rate can be affected by the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Our income tax provision was $18.3 million for the three months ended June 30, 2021 compared to our income tax provision of $13.7 million for the three months ended June 30, 2020. Our estimated effective income tax rate was 34.0% and 97.3% for the three months ended June 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits.

Our income tax provision was $29.0 million for the six months ended June 30, 2021 compared to our income tax provision of $18.9 million for the six months ended June 30, 2020. Our estimated effective income tax rate was 35.2% and 1389.6% for the six months ended June 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature, permanent book tax differences and research and experimentation credits.

NOTE 10.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Services and other revenue - EchoStar	$5,401	$4,688	$10,772	$9,387

The following table presents the corresponding related party receivables:

	As of
	June 30, 2021	December 31, 2020
Related party receivables - EchoStar - current	$119,949	$116,220
Related party receivables - EchoStar - non-current	55,588	57,136
Total related party receivables - EchoStar	$175,537	$173,356

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $5.4 million and

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

$4.7 million for the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $9.4 million for the six months ended June 30, 2021 and 2020, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses - EchoStar	$15,798	$13,862	$31,185	$26,502

The following table presents the corresponding related party payables:

	As of
	June 30, 2021	December 31, 2020
Related party payables - EchoStar - current	$51,462	$51,420
Related party payables - EchoStar - non-current	24,696	25,114
Total related party payables - EchoStar	$76,158	$76,534

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements within Related party payables - EchoStar - current. No repayment schedule for these payables has been determined.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $0.6 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the second half of 2022. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

operating expenses by the costs of such services of $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

Other Agreements

BSS Transaction. Pursuant to the pre-closing restructuring contemplated by the Master Transaction Agreement (as defined below), and as part of the BSS Transaction (as defined below), we and our subsidiaries transferred certain of the BSS Business (as defined below) to BSS Corp. (as defined below), and we distributed all of the shares of BSS Corp. to EchoStar as a dividend.

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH Network Corporation (“DISH”) and certain of its subsidiaries. As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing and conditional access management, and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSSC’s common stock that were then issued to a subsidiary of EchoStar.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Services and other revenue - DISH Network	$5,667	$6,620	$11,394	$14,207

The following table presents the related trade accounts receivable:

	As of
	June 30, 2021	December 31, 2020
Trade accounts receivable - DISH Network	$5,513	$4,706

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses - DISH Network	$1,467	$1,223	$2,566	$2,360

The following table presents the related trade accounts payable:

	As of
	June 30, 2021	December 31, 2020
Trade accounts payable - DISH Network	$416	$477

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In November 2020, we provided a termination notice for our Englewood, Colorado agreement to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term. In March 2021, we entered into additional agreements pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming, and the right to use an antenna and certain space in Gilbert, Arizona. Both agreements are for a period of five years with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term.

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $9.0 million for the six months ended June 30, 2021 and 2020, respectively.

2019 TT&C Agreement.  In September 2019, in connection with the BSS Transaction, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us and EchoStar and its other subsidiaries for a period ending in September 2021, with the option for a subsidiary of EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice. In June 2021, we amended the 2019 TT&C Agreement to extend the term until September 2022 and added the option for us to renew the 2019 TT&C Agreement up to an additional three years.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Referral Marketing Agreement. In June 2021, we and DISH Network entered into an agreement pursuant to which we will pre-qualify prospects contacting Hughes call centers and transfer those prospects to DISH Network for introduction to DISH Network’s video services, for prospects that convert Hughes will receive a commission. This agreement has an initial term of one year, after which time either party can provide 90 days’ written notice of its decision to terminate.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

NOTE 12.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.9 million, for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. As of December 31, 2020, we had $0.4 million trade accounts receivable from TSI.

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
(Unaudited)

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar ; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

The following table presents the components of the accrual:

	As of
	June 30, 2021	December 31, 2020
Additional license fees	$3,816	$3,890
Penalties	3,917	3,992
Interest and interest on penalties	78,262	76,871
Less: Payments	(8,460)	(2,975)
Total accrual	$77,535	$81,778

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

NOTE 14.    SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments, Hughes and ESS.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2021
External revenue	$492,276	$4,195	$5,402	$501,873
Intersegment revenue	—	88	(88)	—
Total revenue	$492,276	$4,283	$5,314	$501,873

Capital expenditures	$72,187	$—	$—	$72,187
EBITDA	$210,194	$2,243	$(8,444)	$203,993

For the three months ended June 30, 2020
External revenue	$453,172	$3,786	$4,687	$461,645
Intersegment revenue	—	393	(393)	—
Total revenue	$453,172	$4,179	$4,294	$461,645

Capital expenditures	$83,479	$—	$—	$83,479
EBITDA	$186,619	$1,543	$(8,140)	$180,022

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2021
External revenue	$968,136	$8,196	$10,771	$987,103
Intersegment revenue	—	176	(176)	—
Total revenue	$968,136	$8,372	$10,595	$987,103

Capital expenditures	$154,382	$—	$—	$154,382
EBITDA	$408,772	$4,162	$(17,535)	$395,399

For the six months ended June 30, 2020
External revenue	$911,654	$8,153	$9,385	$929,192
Intersegment revenue	—	678	(678)	—
Total revenue	$911,654	$8,831	$8,707	$929,192

Capital expenditures	$174,996	$—	$—	$174,996
EBITDA	$341,260	$3,573	$(14,786)	$330,047

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$54,009	$14,042	$82,276	$1,360
Interest income, net	(1,682)	(5,204)	(4,076)	(14,096)
Interest expense, net of amounts capitalized	37,083	44,275	79,005	86,467
Depreciation and amortization	112,303	123,478	234,967	249,443
Net loss (income) attributable to non-controlling interests	2,280	3,431	3,227	6,873
EBITDA	$203,993	$180,022	$395,399	$330,047

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	June 30, 2021	December 31, 2020
Other current assets, net:
Trade accounts receivable - DISH Network	$5,513	$4,706
Inventory	96,035	97,831
Prepaids and deposits	39,564	42,243
Related party receivables - EchoStar	119,949	116,220
Other, net	24,756	30,815
Total other current assets	$285,817	$291,815

Other non-current assets, net:
Restricted cash	$961	$807
Deferred tax assets, net	1,620	1,679
Capitalized software, net	122,161	116,661
Contract acquisition costs, net	92,723	99,837
Contract fulfillment costs, net	2,229	2,580
Related party receivables - EchoStar	55,588	57,136
Other, net	37,627	28,977
Total other non-current assets, net	$312,909	$307,677

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$51,462	$51,421
Trade accounts payable - DISH Network	416	477
Accrued interest	38,392	42,388
Accrued compensation	49,985	52,231
Accrued taxes	10,064	11,780
Operating lease obligation	15,480	14,670
Other	138,854	152,620
Total accrued expenses and other current liabilities	$304,653	$325,587

Other non-current liabilities:
Related party payables - EchoStar	$24,696	$25,114
Other	61,389	62,843
Total other non-current liabilities	$86,085	$87,957

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2021	December 31, 2020
Raw materials	$7,546	$4,564
Work-in-process	7,957	8,280
Finished goods	80,532	84,987
Total inventory	$96,035	$97,831

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$75,947	$84,000
Cash paid for income taxes	$3,741	$2,200

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$8,333	$2,519

NOTE 16.    SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our 5 1/4% Senior Secured Notes due August 1, 2026 and 6 5/8% Senior Unsecured Notes due August 1, 2026 (collectively, the “Notes”).

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of June 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$458,041	$71,459	$66,295	$—	$595,795
Marketable investment securities	609,831	—	—	—	609,831
Trade accounts receivable and contract assets, net	—	130,231	56,714	—	186,945
Other current assets, net	148,204	1,041,840	95,459	(999,686)	285,817
Total current assets	1,216,076	1,243,530	218,468	(999,686)	1,678,388
Non-current assets:
Property and equipment, net	—	1,250,018	387,910	—	1,637,928
Operating lease right-of-use assets	—	102,320	29,471	—	131,791
Goodwill	—	504,173	7,713	—	511,886
Regulatory authorizations, net	—	400,000	9,883	—	409,883
Other intangible assets, net	—	14,726	—	—	14,726
Other investments, net	—	8,510	85,033	—	93,543
Investment in subsidiaries	3,064,495	360,897	—	(3,425,392)	—
Other non-current assets, net	8,262	304,127	102,887	(102,367)	312,909
Total non-current assets	3,072,757	2,944,771	622,897	(3,527,759)	3,112,666
Total assets	$4,288,833	$4,188,301	$841,365	$(4,527,445)	$4,791,054
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$102,209	$16,409	$—	$118,618
Current portion of long-term debt, net	—	—	—	—	—
Contract liabilities	—	122,193	5,627	—	127,820
Accrued expenses and other current liabilities	718,035	349,170	237,134	(999,686)	304,653
Total current liabilities	718,035	573,572	259,170	(999,686)	551,091
Non-current liabilities:
Long-term debt, net	1,495,619	—		—	1,495,619
Deferred tax liabilities, net	—	395,137	2,535	(7,562)	390,110
Operating lease liabilities	—	94,291	24,380	—	118,671
Other non-current liabilities	—	61,367	119,523	(94,805)	86,085
Total non-current liabilities	1,495,619	550,795	146,438	(102,367)	2,090,485
Total liabilities	2,213,654	1,124,367	405,608	(1,102,053)	2,641,576
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,075,179	3,063,934	361,458	(3,425,392)	2,075,179
Non-controlling interests	—	—	74,299	—	74,299
Total shareholder's equity	2,075,179	3,063,934	435,757	(3,425,392)	2,149,478
Total liabilities and shareholder's equity	$4,288,833	$4,188,301	$841,365	$(4,527,445)	$4,791,054

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$361,700	$79,919	$(8,302)	$433,317
Equipment revenue	—	78,619	6,148	(16,211)	68,556
Total revenue	—	440,319	86,067	(24,513)	501,873
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	105,836	41,278	(9,564)	137,550
Cost of sales - equipment (exclusive of depreciation and amortization)	—	64,342	4,694	(14,534)	54,502
Selling, general and administrative expenses	—	81,512	22,919	(415)	104,016
Research and development expenses	—	7,276	165	—	7,441
Depreciation and amortization	—	82,443	29,860	—	112,303
Total costs and expenses	—	341,409	98,916	(24,513)	415,812
Operating income (loss)	—	98,910	(12,849)	—	86,061
Other income (expense):
Interest income, net	876	1,306	729	(1,229)	1,682
Interest expense, net of amounts capitalized	(35,484)	261	(3,089)	1,229	(37,083)
Gains (losses) on investments, net	(6)	2,100	—	—	2,094
Equity in earnings (losses) of unconsolidated affiliates, net	—	406	(1,675)	—	(1,269)
Equity in earnings (losses) of subsidiaries, net	65,004	(14,747)	—	(50,257)	—
Foreign currency transaction gains (losses), net	—	(16)	551	—	535
Other, net	(357)	2,410	(64)	—	1,989
Total other income (expense), net	30,033	(8,280)	(3,548)	(50,257)	(32,052)
Income (loss) before income taxes	30,033	90,630	(16,397)	(50,257)	54,009
Income tax benefit (provision), net	7,907	(25,626)	(630)	—	(18,349)
Net income (loss)	37,940	65,004	(17,027)	(50,257)	35,660
Less: Net loss (income) attributable to non-controlling interests	—	—	2,280	—	2,280
Net income (loss) attributable to HSSC	$37,940	$65,004	$(14,747)	$(50,257)	$37,940
Comprehensive income (loss):
Net income (loss)	$37,940	$65,004	$(17,027)	$(50,257)	$35,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	42,060	—	42,060
Unrealized gains (losses) on available-for-sale securities	118	—	—	—	118
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	33,720	33,720	—	(67,440)	—
Total other comprehensive income (loss), net of tax	33,838	33,720	42,060	(67,440)	42,178
Comprehensive income (loss)	71,778	98,724	25,033	(117,697)	77,838
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(6,060)	—	(6,060)
Comprehensive income (loss) attributable to HSSC	$71,778	$98,724	$18,973	$(117,697)	$71,778

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$365,846	$62,213	$(8,837)	$419,222
Equipment revenue	—	58,585	6,266	(22,428)	42,423
Total revenue	—	424,431	68,479	(31,265)	461,645
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	110,650	37,531	(8,228)	139,953
Cost of sales - equipment (exclusive of depreciation and amortization)	—	47,115	7,855	(22,428)	32,542
Selling, general and administrative expenses	—	83,252	20,588	(609)	103,231
Research and development expenses	—	7,306	142	—	7,448
Depreciation and amortization	—	98,664	24,814	—	123,478
Total costs and expenses	—	346,987	90,930	(31,265)	406,652
Operating income (loss)	—	77,444	(22,451)	—	54,993
Other income (expense):
Interest income, net	4,252	1,003	897	(948)	5,204
Interest expense, net of amounts capitalized	(40,493)	(468)	(4,262)	948	(44,275)
Gains (losses) on investments, net	2	14	—	—	16
Equity in earnings (losses) of unconsolidated affiliates, net	—	(1,369)	—	—	(1,369)
Equity in earnings (losses) of subsidiaries, net	31,767	(23,153)	—	(8,614)	—
Foreign currency transaction gains (losses), net	—	(244)	104	—	(140)
Other, net	—	(275)	(112)	—	(387)
Total other income (expense), net	(4,472)	(24,492)	(3,373)	(8,614)	(40,951)
Income (loss) before income taxes	(4,472)	52,952	(25,824)	(8,614)	14,042
Income tax benefit (provision), net	8,277	(21,096)	(849)	—	(13,668)
Net income (loss)	3,805	31,856	(26,673)	(8,614)	374
Less: Net loss (income) attributable to non-controlling interests	—	—	3,431	—	3,431
Net income (loss) attributable to HSSC	$3,805	$31,856	$(23,242)	$(8,614)	$3,805
Comprehensive income (loss):
Net income (loss)	$3,805	$31,856	$(26,673)	$(8,614)	$374
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(10,345)	—	(10,345)
Unrealized gains (losses) on available-for-sale securities	2,269	—	—	—	2,269
Other	—	—	285	—	285
Equity in other comprehensive income (loss) of subsidiaries, net	(7,687)	(7,687)	—	15,374	—
Total other comprehensive income (loss), net of tax	(5,418)	(7,687)	(10,060)	15,374	(7,791)
Comprehensive income (loss)	(1,613)	24,169	(36,733)	6,760	(7,417)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	5,804	—	5,804
Comprehensive income (loss) attributable to HSSC	$(1,613)	$24,169	$(30,929)	$6,760	$(1,613)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$725,397	$157,622	$(16,711)	$866,308
Equipment revenue	—	139,656	14,194	(33,055)	120,795
Total revenue	—	865,053	171,816	(49,766)	987,103
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	209,043	77,507	(17,588)	268,962
Cost of sales - equipment (exclusive of depreciation and amortization)	—	120,772	10,063	(31,193)	99,642
Selling, general and administrative expenses	—	165,055	44,316	(985)	208,386
Research and development expenses	—	14,634	352	—	14,986
Depreciation and amortization	—	176,695	58,272	—	234,967
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	686,409	190,510	(49,766)	827,153
Operating income (loss)	—	178,644	(18,694)	—	159,950
Other income (expense):
Interest income	1,912	2,593	2,010	(2,439)	4,076
Interest expense, net of amounts capitalized	(75,728)	306	(6,022)	2,439	(79,005)
Gains (losses) on investments, net	(6)	2,100	—	—	2,094
Equity in earnings (losses) of unconsolidated affiliates, net	—	625	(3,655)	—	(3,030)
Equity in earnings (losses) of subsidiaries, net	115,147	(27,364)	—	(87,783)	—
Foreign currency transaction gains (losses), net	—	(19)	(2,806)	—	(2,825)
Other, net	(1,939)	3,154	(199)	—	1,016
Total other income (expense), net	39,386	(18,605)	(10,672)	(87,783)	(77,674)
Income (loss) before income taxes	39,386	160,039	(29,366)	(87,783)	82,276
Income tax benefit (provision), net	17,131	(44,892)	(1,225)	—	(28,986)
Net income (loss)	56,517	115,147	(30,591)	(87,783)	53,290
Less: Net loss (income) attributable to non-controlling interests	—	—	3,227	—	3,227
Net income (loss) attributable to HSSC	$56,517	$115,147	$(27,364)	$(87,783)	$56,517
Comprehensive income (loss):
Net income (loss)	$56,517	$115,147	$(30,591)	$(87,783)	$53,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	8,318	—	8,318
Unrealized gains (losses) on available-for-sale securities	30	—	—	—	30
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	5,588	5,588	—	(11,176)	—
Total other comprehensive income (loss), net of tax	5,618	5,588	8,318	(11,176)	8,348
Comprehensive income (loss)	62,135	120,735	(22,273)	(98,959)	61,638
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	497	—	497
Comprehensive income (loss) attributable to HSSC	$62,135	$120,735	$(21,776)	$(98,959)	$62,135

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$720,245	$127,141	$(17,926)	$829,460
Equipment revenue	—	124,171	11,676	(36,115)	99,732
Total revenue	—	844,416	138,817	(54,041)	929,192
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	221,121	79,594	(16,877)	283,838
Cost of sales - equipment (exclusive of depreciation and amortization)	—	102,489	12,076	(36,115)	78,450
Selling, general and administrative expenses	—	179,070	41,070	(1,049)	219,091
Research and development expenses	—	13,415	287	—	13,702
Depreciation and amortization	—	198,023	51,420	—	249,443
Total costs and expenses	—	714,118	184,447	(54,041)	844,524
Operating income (loss)	—	130,298	(45,630)	—	84,668
Other income (expense):
Interest income, net	12,205	1,974	1,788	(1,871)	14,096
Interest expense, net of amounts capitalized	(80,965)	(1,081)	(6,292)	1,871	(86,467)
Gains (losses) on investments, net	2	(150)	—	—	(148)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(2,456)	—	—	(2,456)
Equity in earnings (losses) of subsidiaries, net	42,397	(52,320)	—	9,923	—
Foreign currency transaction gains (losses), net	—	(246)	(7,422)	—	(7,668)
Other, net	—	(550)	(115)	—	(665)
Total other income (expense), net	(26,361)	(54,829)	(12,041)	9,923	(83,308)
Income (loss) before income taxes	(26,361)	75,469	(57,671)	9,923	1,360
Income tax benefit (provision), net	15,695	(32,900)	(1,694)	—	(18,899)
Net income (loss)	(10,666)	42,569	(59,365)	9,923	(17,539)
Less: Net loss (income) attributable to non-controlling interests	—	—	6,873	—	6,873
Net income (loss) attributable to HSSC	$(10,666)	$42,569	$(52,492)	$9,923	$(10,666)
Comprehensive income (loss):
Net income (loss)	$(10,666)	$42,569	$(59,365)	$9,923	$(17,539)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(93,181)	—	(93,181)
Unrealized gains (losses) on available-for-sale securities	(210)	—	—	—	(210)
Other	—	—	(120)	—	(120)
Equity in other comprehensive income (loss) of subsidiaries, net	(74,605)	(74,605)	—	149,210	—
Total other comprehensive income (loss), net of tax	(74,815)	(74,605)	(93,301)	149,210	(93,511)
Comprehensive income (loss)	(85,481)	(32,036)	(152,666)	159,133	(111,050)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	25,569	—	25,569
Comprehensive income (loss) attributable to HSSC	$(85,481)	$(32,036)	$(127,097)	$159,133	$(85,481)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$56,517	$115,147	$(30,591)	$(87,783)	$53,290
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(129,770)	244,556	63,527	87,782	266,095
Net cash provided by (used for) operating activities	(73,253)	359,703	32,936	(1)	319,385

Cash flows from investing activities:
Purchases of marketable investment securities	(816,386)	—	—	—	(816,386)
Sales and maturities of marketable investment securities	1,409,820	—	—	—	1,409,820
Expenditures for property and equipment	—	(91,630)	(62,752)	—	(154,382)
Expenditures for externally marketed software	—	(16,835)	—	—	(16,835)
Distributions (contributions) and advances from (to) subsidiaries, net	189,828	(43,591)	—	(146,237)	—
Sales of other investments	—	9,016	—	—	9,016
Net cash provided by (used for) investing activities	783,262	(143,040)	(62,752)	(146,237)	431,233

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—	—	—	(901,818)
Payment of finance lease obligations	—	—	(476)	—	(476)
Payment of in-orbit incentive obligations	—	(1,431)	—	—	(1,431)
Contribution by non-controlling interest holder	—	—	9,880	—	9,880
Other, net	—	—	(966)	—	(966)
Contribution (distributions) and advances (to) from parent, net	—	(189,828)	43,591	146,237	—
Net cash provided by (used for) financing activities	(901,818)	(191,259)	52,029	146,237	(894,811)

Effect of exchange rates on cash and cash equivalents	—	—	(348)	—	(348)
Net increase (decrease) in cash and cash equivalents	(191,809)	25,404	21,865	(1)	(144,541)
Cash and cash equivalents, including restricted amounts, beginning of period	649,851	46,055	45,391	—	741,297
Cash and cash equivalents, including restricted amounts, end of period	$458,042	$71,459	$67,256	$(1)	$596,756

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(10,666)	$42,569	$(59,365)	$9,923	$(17,539)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(54,571)	233,112	77,118	(9,923)	245,736
Net cash provided by (used for) operating activities	(65,237)	275,681	17,753	—	228,197

Cash flows from investing activities:
Purchases of marketable investment securities	(365,877)	—	—	—	(365,877)
Sales and maturities of marketable investment securities	660,513	—	—	—	660,513
Expenditures for property and equipment	—	(101,237)	(73,759)	—	(174,996)
Expenditures for externally marketed software	—	(19,237)	—	—	(19,237)
Distributions (contributions) and advances from (to) subsidiaries, net	108,522	(49,274)	—	(59,248)	—
Net cash provided by (used for) investing activities	403,158	(169,748)	(73,759)	(59,248)	100,403

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(421)	—	(421)
Payment of in-orbit incentive obligations	—	(1,021)	—	—	(1,021)
Contribution by non-controlling interest holder	—	—	10,000	—	10,000
Other, net	—	—	1,002	—	1,002
Contribution (distributions) and advances (to) from parent, net	—	(108,522)	49,274	59,248	—
Net cash provided by (used for) financing activities	—	(109,543)	59,855	59,248	9,560

Effect of exchange rates on cash and cash equivalents	—	—	(8,148)	—	(8,148)
Net increase (decrease) in cash and cash equivalents	337,921	(3,610)	(4,299)	—	330,012
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$1,395,824	$28,728	$45,782	$—	$1,470,334

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Six Months Ended June 30, 2021:

•Revenue of $987.1 million
•Operating income of $160.0 million
•Net income of $53.3 million
•Net income attributable to HSSC of $56.5 million
•Earnings before interest, taxes, depreciation and amortization, and net income attributable to non-controlling interests (“EBITDA”) of $395.4 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of June 30, 2021:

•Total assets of $4.8 billion
•Total liabilities of $2.6 billion
•Total shareholder’s equity of $2.1 billion

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

•Cash and cash equivalents and marketable investment securities of $1.2 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellite capacity to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers across wholesale and retail channels, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

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

The following table presents our approximate number of broadband subscribers:

	As of
	June 30, 2021	March 31, 2021
United States	1,144,000	1,164,000
Latin America	398,000	389,000
Total broadband subscribers	1,542,000	1,553,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	June 30, 2021	March 31, 2021
United States	(20,000)	(25,000)
Latin America	9,000	14,000
Total net subscriber additions	(11,000)	(11,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the second quarter resulted in lower total subscribers, ARPU increased.

In Latin America, we continued to see growth in our subscriber base compared to the first quarter of 2021. Net subscriber additions are lower in the second quarter of 2021 mainly due to lower gross additions. Continued stay-at-home conditions throughout the region have driven increased bandwidth demand and we are experiencing capacity constraints in certain markets. Similar to the U.S., we are balancing capacity utilization with subscriber levels in the impacted areas.

As of June 30, 2021 and December 31, 2020, our Hughes segment had $1.4 billion and $1.3 billion of contracted revenue backlog, respectively. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

As of June 30, 2021 and December 31, 2020, our ESS segment had contracted revenue backlog of $7.5 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The current COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks and medium-earth orbit (“MEO”) systems are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

Cybersecurity

We and third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table presents our consolidated results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	For the six months ended June 30,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$866,308	$829,460	$36,848	4.4
Equipment revenue	120,795	99,732	21,063	21.1
Total revenue	987,103	929,192	57,911	6.2
Costs and expenses:
Cost of sales - services and other	268,962	283,838	(14,876)	(5.2)
% of total services and other revenue	31.0%	34.2%
Cost of sales - equipment	99,642	78,450	21,192	27.0
% of total equipment revenue	82.5%	78.7%
Selling, general and administrative expenses	208,386	219,091	(10,705)	(4.9)
% of total revenue	21.1%	23.6%
Research and development expenses	14,986	13,702	1,284	9.4
% of total revenue	1.5%	1.5%
Depreciation and amortization	234,967	249,443	(14,476)	(5.8)
Impairment of long-lived assets	210	—	210	*
Total costs and expenses	827,153	844,524	(17,371)	(2.1)
Operating income (loss)	159,950	84,668	75,282	88.9
Other income (expense):
Interest income, net	4,076	14,096	(10,020)	(71.1)
Interest expense, net of amounts capitalized	(79,005)	(86,467)	7,462	(8.6)
Gains (losses) on investments, net	2,094	(148)	2,242	*
Equity in earnings (losses) of unconsolidated affiliates, net	(3,030)	(2,456)	(574)	23.4
Foreign currency transaction gains (losses), net	(2,825)	(7,668)	4,843	(63.2)
Other, net	1,016	(665)	1,681	*
Total other income (expense), net	(77,674)	(83,308)	5,634	(6.8)
Income (loss) before income taxes	82,276	1,360	80,916	*
Income tax benefit (provision), net	(28,986)	(18,899)	(10,087)	53.4
Net income (loss)	53,290	(17,539)	70,829	*
Less: Net income (loss) attributable to non-controlling interests	3,227	6,873	(3,646)	(53.0)
Net income (loss) attributable to HSSC	$56,517	$(10,666)	$67,183	*

Other data:
EBITDA (1)	$395,399	$330,047	$65,352	19.8
Subscribers, end of period	1,542,000	1,542,000	—	—
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our results of operations for the six months ended June 30, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $866.3 million for the six months ended June 30, 2021, an increase of $36.8 million, or 4.4%, as compared to 2020. The increase was primarily attributable to increases in sales of broadband services to our consumer customers of $39.3 million, partially offset by a decrease in sales of services to our enterprise customers of $3.5 million. These variances reflect the negative impact of exchange rate fluctuations of $3.1 million, primarily attributable to our consumer customers.

Equipment revenue. Equipment revenue totaled $120.8 million for the six months ended June 30, 2021, an increase of $21.1 million, or 21.1%, as compared to 2020. The increase was primarily attributable to increases in hardware sales of $26.0 million to our enterprise customers, partially offset by decreases in hardware sales of $4.6 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $269.0 million for the six months ended June 30, 2021, a decrease of $14.9 million, or 5.2%, as compared to 2020.  The decrease was attributable to lower costs of services provided to our consumer and enterprise customers primarily associated with field services and leased satellite capacity as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment.  Cost of sales - equipment totaled $99.6 million for the six months ended June 30, 2021, an increase of $21.2 million, or 27.0%, as compared to 2020.  The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $208.4 million for the six months ended June 30, 2021, a decrease of $10.7 million, or 4.9%, as compared to 2020. The decrease was primarily attributable to decreased sales and marketing expenses of $5.2 million mainly associated with our consumer customers and decreases in bad debt expense of $7.4 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $235.0 million for the six months ended June 30, 2021, a decrease of $14.5 million, or 5.8%, as compared to 2020.  The decrease was primarily attributable to (i) our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in other property and equipment depreciation expense of $2.3 million, and (iii) decreases in amortization of intangibles of $3.0 million.

Interest income, net.  Interest income, net totaled $4.1 million for the six months ended June 30, 2021, a decrease of $10.0 million, or 71.1%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $2.8 million in losses for the six months ended June 30, 2021, as compared to $7.7 million in losses for the six months ended June 30, 2020, a positive change of $4.8 million. The change was due to the net impact of foreign exchange fluctuations of certain currencies during the quarter.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(29.0) million in provision for the six months ended June 30, 2021, as compared to $(18.9) million for the six months ended June 30, 2020. Our effective income tax rate was 35.2% for the six months ended June 30, 2021, compared to 1389.6% for the same period in 2020.  The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. For the six months ended June 30, 2020, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by the change in net unrealized losses that are capital in nature, permanent book tax differences and research and experimentation credits.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the six months ended June 30, 2020	$(10,666)
Decrease (increase) in income tax benefit (provision), net	(10,087)
Increase (decrease) in interest income, net	(10,020)
Decrease (increase) in net income (loss) attributable to non-controlling interests	(3,646)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(574)
Increase (decrease) in gains (losses) on investments, net	2,242
Increase (decrease) in other, net	1,681
Increase (decrease) in foreign currency transaction gains (losses), net	4,843
Decrease (increase) in interest expense, net of amounts capitalized	7,462
Increase (decrease) in operating income (loss), including depreciation and amortization	75,282
Net income (loss) attributable to HSSC for the six months ended June 30, 2021	$56,517

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the six months ended June 30,		Variance
	2021	2020	Amount	%
Net income (loss)	$53,290	$(17,539)	$70,829	*
Interest income, net	(4,076)	(14,096)	10,020	(71.1)
Interest expense, net of amounts capitalized	79,005	86,467	(7,462)	(8.6)
Income tax provision (benefit), net	28,986	18,899	10,087	53.4
Depreciation and amortization	234,967	249,443	(14,476)	(5.8)
Net loss (income) attributable to non-controlling interests	3,227	6,873	(3,646)	(53.0)
EBITDA	$395,399	$330,047	$65,352	19.8
*    Percentage is not meaningful

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the six months ended June 30, 2020	$330,047
Increase (decrease) in operating income (loss), excluding depreciation and amortization	60,806
Increase (decrease) in foreign currency transaction gains (losses), net	4,843
Increase (decrease) in gains (losses) on investments, net	2,242
Increase (decrease) in other, net	1,681
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(574)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(3,646)
EBITDA for the six months ended June 30, 2021	$395,399

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2021
Total revenue	$968,136	$8,372	$10,595	$987,103
Capital expenditures	154,382	—	—	154,382
EBITDA	408,772	4,162	(17,535)	395,399

For the six months ended June 30, 2020
Total revenue	$911,654	$8,831	$8,707	$929,192
Capital expenditures	174,996	—	—	174,996
EBITDA	341,260	3,573	(14,786)	330,047

Hughes Segment

	For the six months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$968,136	$911,654	$56,482	6.2
Capital expenditures	154,382	174,996	(20,614)	(11.8)
EBITDA	408,772	341,260	67,512	19.8

Total revenue was $968.1 million for the six months ended June 30, 2021, an increase of $56.5 million, or 6.2%, as compared to 2020.  Services and other revenue increased primarily due to an increase of $39.3 million in sales of broadband services to our consumer customers, partially offset by a decrease of $3.5 million in sales of services to our enterprise customers. Equipment revenue increased primarily due to increases in hardware sales of $26.0 million to our enterprise customers, partially offset by decreases in hardware sales of $4.6 million to our mobile satellite systems customers. These variances reflect the negative impact of exchange rate fluctuations of $3.4 million.

Capital expenditures were $154.4 million for the six months ended June 30, 2021, a decrease of $20.6 million, or 11.8%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business and construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2020	$341,260
Increase (decrease) in operating income (loss), excluding depreciation and amortization	60,535
Increase (decrease) in foreign currency transaction gains (losses), net	4,832
Increase (decrease) in other, net	3,620
Increase (decrease) in gains (losses) on investments, net	2,249
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(78)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(3,646)
EBITDA for the six months ended June 30, 2021	$408,772

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

ESS Segment

	For the six months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$8,372	$8,831	$(459)	(5.2)
EBITDA	4,162	3,573	589	16.5

Total revenue was $8.4 million for the six months ended June 30, 2021, a decrease of $0.5 million, or 5.2%, as compared to 2020, primarily due to a decrease in transponder services provided to third parties.

EBITDA was $4.2 million for the six months ended June 30, 2021, an increase of $0.6 million, or 16.5%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

Corporate and Other

	For the six months ended June 30,		Variance
	2021	2020	Amount	%
Total revenue	$10,595	$8,707	$1,888	21.7
EBITDA	(17,535)	(14,786)	(2,749)	18.6

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2020	$(14,786)
Increase (decrease) in foreign currency transaction gains (losses), net	11
Increase (decrease) in gains (losses) on investments, net	(8)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(320)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(494)
EBITDA for the six months ended June 30, 2021	$(17,535)

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

Cost of sales - equipment. Cost of sales - equipment consists primarily of the cost of broadband equipment and networks provided to customers in our consumer and enterprise markets. It also includes certain other costs associated with the deployment of equipment to our customers.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On August 3, 2021, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended June 30, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated August 3, 2021 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 3, 2021	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 3, 2021	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)