Form 10-Q
period 2021-09-30
Hughes Satellite Systems Corp
filed 2021-11-09
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2021, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$393,636	$740,490
Marketable investment securities	912,009	1,203,296
Trade accounts receivable and contract assets, net	201,751	183,988
Other current assets, net	287,733	291,815
Total current assets	1,795,129	2,419,589
Non-current assets:
Property and equipment, net	1,568,629	1,691,523
Operating lease right-of-use assets	140,606	128,266
Goodwill	511,266	511,597
Regulatory authorizations, net	409,206	410,451
Other intangible assets, net	14,355	18,340
Other investments, net	92,376	103,924
Other non-current assets, net	310,246	307,677
Total non-current assets	3,046,684	3,171,778
Total assets	$4,841,813	$5,591,367

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$104,794	$118,568
Current portion of long-term debt, net	—	898,237
Contract liabilities	134,635	104,569
Accrued expenses and other current liabilities	268,925	325,587
Total current liabilities	508,354	1,446,961
Non-current liabilities:
Long-term debt, net	1,495,805	1,495,256
Deferred tax liabilities, net	403,610	369,940
Operating lease liabilities	127,323	114,877
Other non-current liabilities	152,697	87,957
Total non-current liabilities	2,179,435	2,068,030
Total liabilities	2,687,789	3,514,991

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	1,489,059	1,486,730
Accumulated other comprehensive income (loss)	(166,208)	(146,840)
Accumulated earnings (losses)	765,634	671,570
Total Hughes Satellite Systems Corporation shareholder's equity	2,088,485	2,011,460
Non-controlling interests	65,539	64,916
Total shareholder's equity	2,154,024	2,076,376
Total liabilities and shareholder's equity	$4,841,813	$5,591,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Services and other revenue	$434,648	$428,890	$1,300,956	$1,258,350
Equipment revenue	71,920	46,970	192,715	146,702
Total revenue	506,568	475,860	1,493,671	1,405,052
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	136,176	145,408	405,138	429,246
Cost of sales - equipment (exclusive of depreciation and amortization)	62,326	37,074	161,968	115,524
Selling, general and administrative expenses	103,455	105,309	311,841	324,400
Research and development expenses	7,974	7,676	22,960	21,378
Depreciation and amortization	113,722	123,145	348,689	372,588
Impairment of long-lived assets	—	—	210	—
Total costs and expenses	423,653	418,612	1,250,806	1,263,136
Operating income (loss)	82,915	57,248	242,865	141,916
Other income (expense):
Interest income, net	2,032	2,839	6,108	16,935
Interest expense, net of amounts capitalized	(23,943)	(44,177)	(102,948)	(130,644)
Gains (losses) on investments, net	8	(74)	2,102	(222)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,167)	(2,422)	(4,197)	(4,878)
Foreign currency transaction gains (losses), net	(6,297)	3,072	(9,122)	(4,596)
Other, net	664	195	1,680	(470)
Total other income (expense), net	(28,703)	(40,567)	(106,377)	(123,875)
Income (loss) before income taxes	54,212	16,681	136,488	18,041
Income tax benefit (provision), net	(19,857)	(5,199)	(48,843)	(24,098)
Net income (loss)	34,355	11,482	87,645	(6,057)
Less: Net loss (income) attributable to non-controlling interests	3,192	2,167	6,419	9,040
Net income (loss) attributable to HSSC	$37,547	$13,649	$94,064	$2,983

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$34,355	$11,482	$87,645	$(6,057)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30,215)	(10,170)	(21,897)	(103,351)
Unrealized gains (losses) on available-for-sale securities	(235)	20	(205)	(189)
Other	(99)	500	(99)	380
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(5)	—	(5)	—
Total other comprehensive income (loss), net of tax	(30,554)	(9,650)	(22,206)	(103,160)
Comprehensive income (loss)	3,801	1,832	65,439	(109,217)
Less: Comprehensive loss (income) attributable to non-controlling interests	8,760	4,098	9,257	29,667
Comprehensive income (loss) attributable to HSSC	$12,561	$5,930	$74,696	$(79,550)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, June 30, 2020	$1,484,359	$(159,450)	$651,580	$58,425	$2,034,914
Stock-based compensation	983	—	—	—	983
Contribution by non-controlling interest holder	—	—	—	4,268	4,268
Other comprehensive income (loss)	—	(7,719)	—	(1,931)	(9,650)
Net income (loss)	—	—	13,649	(2,167)	11,482
Other, net	(117)	—	—	(21)	(138)
Balance, September 30, 2020	$1,485,225	$(167,169)	$665,229	$58,574	$2,041,859

Balance, June 30, 2021	$1,488,314	$(141,222)	$728,087	$74,299	$2,149,478
Stock-based compensation	745	—	—	—	745
Other comprehensive income (loss)	—	(24,986)	—	(5,568)	(30,554)
Net income (loss)	—	—	37,547	(3,192)	34,355
Balance, September 30, 2021	$1,489,059	$(166,208)	$765,634	$65,539	$2,154,024
The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2019	$1,478,636	$(84,636)	$664,415	$75,748	$2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	2,919	—	—	—	2,919
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,514)	2,824
Contribution by non-controlling interest holder	—	—	—	14,268	14,268
Other comprehensive income (loss)	—	(82,533)	—	(20,627)	(103,160)
Net income (loss)	—	—	2,983	(9,040)	(6,057)
Other, net	(668)	—	—	(21)	(689)
Balance, September 30, 2020	$1,485,225	$(167,169)	$665,229	$58,574	$2,041,859

Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	2,329	—	—	—	2,329
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	(19,368)	—	(2,838)	(22,206)
Net income (loss)	—	—	94,064	(6,419)	87,645
Balance, September 30, 2021	$1,489,059	$(166,208)	$765,634	$65,539	$2,154,024

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$87,645	$(6,057)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	348,689	372,588
Impairment of long-lived assets	210	—
Losses (gains) on investments, net	(2,102)	222
Equity in losses (earnings) of unconsolidated affiliates, net	4,197	4,878
Foreign currency transaction losses (gains), net	9,122	4,596
Deferred tax provision (benefit), net	32,667	16,608
Stock-based compensation	2,329	4,203
Amortization of debt issuance costs	2,192	3,212
Other, net	17,548	376
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(20,888)	(14,097)
Other current assets, net	(276)	(363)
Trade accounts payable	(13,452)	(11,557)
Contract liabilities	30,066	(11,438)
Accrued expenses and other current liabilities	(106,604)	25,300
Non-current assets and non-current liabilities, net	65,177	(33,652)
Net cash provided by (used for) operating activities	456,520	354,819

Cash flows from investing activities:
Purchases of marketable investment securities	(1,329,862)	(1,611,870)
Sales and maturities of marketable investment securities	1,669,757	843,294
Expenditures for property and equipment	(228,641)	(263,884)
Expenditures for externally marketed software	(25,634)	(27,824)
Sales of other investments	9,451	—
Net cash provided by (used for) investing activities	95,071	(1,060,284)

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—
Contribution by non-controlling interest holder	9,880	14,268
Payment of in-orbit incentive obligations	(1,800)	(1,268)
Payment of finance lease obligations	(578)	(606)
Other, net	(966)	998
Net cash provided by (used for) financing activities	(895,282)	13,392

Effect of exchange rates on cash and cash equivalents	(2,986)	(3,727)
Net increase (decrease) in cash and cash equivalents	(346,677)	(695,800)
Cash and cash equivalents, including restricted amounts, beginning of period	741,297	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$394,620	$444,522

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2021	December 31, 2020
Trade accounts receivable and contract assets, net:
Sales and services	$167,048	$149,513
Leasing	5,662	4,553
Total trade accounts receivable	172,710	154,066
Contract assets	42,839	45,308
Allowance for doubtful accounts	(13,798)	(15,386)
Total trade accounts receivable and contract assets, net	$201,751	$183,988

Contract liabilities:
Current	$134,635	$104,569
Non-current	9,746	10,519
Total contract liabilities	$144,381	$115,088

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	$16,521	$3,794	$81,543	$63,581

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2021	2020
Balance at beginning of period	$99,837	$113,592
Additions	54,701	68,589
Amortization expense	(66,815)	(75,429)
Foreign currency translation	(828)	(2,984)
Balance at end of period	$86,895	$103,768

We recognized amortization expenses related to contract acquisition costs of $21.6 million and $25.7 million for the three months ended September 30, 2021 and 2020, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Performance Obligations

As of September 30, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $890.0 million. Performance obligations expected to be satisfied within one year and greater than one year are 46% and 54%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following table presents our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
North America	$412,805	$4,436	$(89)	$417,152
South and Central America	44,898	—	—	44,898
Other	39,234	—	5,284	44,518
Total revenue	$496,937	$4,436	$5,195	$506,568

For the three months ended September 30, 2020
North America	$392,950	$4,402	$(281)	$397,071
South and Central America	38,578	—	—	38,578
Other	35,234	—	4,977	40,211
Total revenue	$466,762	$4,402	$4,696	$475,860

For the nine months ended September 30, 2021
North America	$1,216,665	$12,808	$(265)	$1,229,208
South and Central America	134,924	—	—	134,924
Other	113,484	—	16,055	129,539
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671

For the nine months ended September 30, 2020
North America	$1,160,288	$13,233	$(959)	$1,172,562
South and Central America	106,495	—	—	106,495
Other	111,633	—	14,362	125,995
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
Services and other revenue:
Services	$415,287	$2,976	$—	$418,263
Lease revenue	9,730	1,460	5,195	16,385
Total services and other revenue	425,017	4,436	5,195	434,648
Equipment revenue:
Equipment	24,504	—	—	24,504
Design, development and construction services	45,025	—	—	45,025
Lease revenue	2,391	—	—	2,391
Total equipment revenue	71,920	—	—	71,920
Total revenue	$496,937	$4,436	$5,195	$506,568

For the three months ended September 30, 2020
Services and other revenue:
Services	$409,119	$2,804	$—	$411,923
Lease revenue	10,673	1,598	4,696	16,967
Total services and other revenue	419,792	4,402	4,696	428,890
Equipment revenue:
Equipment	29,387	—	—	29,387
Design, development and construction services	16,375	—	—	16,375
Lease revenue	1,208	—	—	1,208
Total equipment revenue	46,970	—	—	46,970
Total revenue	$466,762	$4,402	$4,696	$475,860

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2021
Services and other revenue:
Services	$1,242,804	$8,550	$—	$1,251,354
Lease revenue	29,554	4,258	15,790	49,602
Total services and other revenue	1,272,358	12,808	15,790	1,300,956
Equipment revenue:
Equipment	84,054	—	—	84,054
Design, development and construction services	101,718	—	—	101,718
Lease revenue	6,943	—	—	6,943
Total equipment revenue	192,715	—	—	192,715
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671

For the nine months ended September 30, 2020
Services and other revenue:
Services	$1,198,816	$8,133	$—	$1,206,949
Lease revenue	32,898	5,100	13,403	51,401
Total services and other revenue	1,231,714	13,233	13,403	1,258,350
Equipment revenue:
Equipment	72,744	—	—	72,744
Design, development and construction services	70,600	—	—	70,600
Lease revenue	3,358	—	—	3,358
Total equipment revenue	146,702	—	—	146,702
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$2,220	$1,208	$6,597	$3,358
Interest income	171	14	346	178
Total sales-type lease revenue	2,391	1,222	6,943	3,536
Operating lease revenue	16,385	16,953	49,602	51,223
Total lease revenue	$18,776	$18,175	$56,545	$54,759

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2021	December 31, 2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$334,045	$276,361
Commercial paper	499,956	823,173
Other debt securities	78,008	103,756
Total available-for-sale debt securities	912,009	1,203,290
Equity securities	—	6
Total marketable investment securities	$912,009	$1,203,296

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2021
Corporate bonds	$334,145	$17	$(117)	$334,045
Commercial paper	499,956	—	—	499,956
Other debt securities	78,086	—	(78)	78,008
Total available-for-sale debt securities	$912,187	$17	$(195)	$912,009
As of December 31, 2020
Corporate bonds	$276,327	$59	$(25)	$276,361
Commercial paper	823,173	—	—	823,173
Other debt securities	103,758	3	(5)	103,756
Total available-for-sale debt securities	$1,203,258	$62	$(30)	$1,203,290

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$125,923	$—	$277,188	$10,000

As of September 30, 2021, we have $745.3 million of available-for-sale debt securities with contractual maturities of one year or less and $166.8 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Equity Securities

The following table presents the activity of our equity securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Gains (losses) on investments, net	$—	$(75)	$(6)	$(224)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of September 30, 2021
Cash equivalents (including restricted)	$162	$292,997	$293,159
Available-for-sale debt securities:
Corporate bonds	$—	$334,045	$334,045
Commercial paper	—	499,956	499,956
Other debt securities	—	78,008	78,008
Total available-for-sale debt securities	—	912,009	912,009
Equity securities	—	—	—
Total marketable investment securities	$—	$912,009	$912,009

As of December 31, 2020
Cash equivalents (including restricted)	$128	$654,853	$654,981
Available-for-sale debt securities:
Corporate bonds	$—	$276,361	$276,361
Commercial paper	—	823,173	823,173
Other debt securities	95,497	8,259	103,756
Total available-for-sale debt securities	95,497	1,107,793	1,203,290
Equity securities	6	—	6
Total marketable investment securities	$95,503	$1,107,793	$1,203,296

As of September 30, 2021 and December 31, 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 5.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	September 30, 2021	December 31, 2020
Property and equipment, net:
Satellites, net	$874,699	$954,559
Other property and equipment, net	693,930	736,964
Total property and equipment, net	$1,568,629	$1,691,523

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Satellites

As of September 30, 2021, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. Our GEO satellite fleet operates at approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet as of September 30, 2021:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (2)	Hughes	January 2018	20 W	7
EchoStar IX (3)	ESS	August 2003	121 W	12

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
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
(3)    We own the Ka-band and Ku-band payloads on this satellite.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2021	December 31, 2020
Satellites, net:
Satellites - owned	7 to 15	$1,501,806	$1,503,596
Satellites - acquired under finance leases	15	356,584	352,245
Total satellites		1,858,390	1,855,841
Accumulated depreciation:
Satellites - owned		(893,152)	(827,274)
Satellites - acquired under finance leases		(90,539)	(74,008)
Total accumulated depreciation		(983,691)	(901,282)
Total satellites, net		$874,699	$954,559

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Depreciation expense:
Satellites - owned	$17,490	$27,068	$62,048	$81,205
Satellites - acquired under finance leases	7,434	7,203	22,031	20,421
Total depreciation expense	$24,924	$34,271	$84,079	$101,626

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Capitalized interest	$1,523	$977	$4,236	$2,401

Satellite-Related Commitments

As of September 30, 2021 and December 31, 2020 our satellite-related commitments were $185.9 million and $224.4 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and nine months ended September 30, 2021.

Fair Value of In-Orbit Incentives

As of September 30, 2021 and December 31, 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $53.6 million and $55.4 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 6.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$12,524	$(161)	$12,363	$400,000	$412,363
Amortization expense	—	(536)	(536)	—	(536)
Currency translation adjustments	(1,303)	34	(1,269)	—	(1,269)
Balance, September 30, 2020	$11,221	$(663)	$10,558	$400,000	$410,558

Balance, December 31, 2020	$11,505	$(1,054)	$10,451	$400,000	$410,451
Amortization expense	—	(610)	(610)	—	(610)
Currency translation adjustments	(711)	76	(635)	—	(635)
Balance, September 30, 2021	$10,794	$(1,588)	$9,206	$400,000	$409,206

Weighted-average useful life (in years)		14

NOTE 7.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	September 30, 2021	December 31, 2020
Other investments, net:
Equity method investments	$92,376	$96,573
Other equity investments	—	7,351
Total other investments, net	$92,376	$103,924

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Deluxe	$1,315	$1,067	$4,175	$3,340
BCS	$1,838	$2,190	$5,952	$6,643

The following table presents trade accounts receivable:

	As of
	September 30, 2021	December 31, 2020
Deluxe	$873	$716
BCS	$8,082	$9,347

NOTE 8.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of
		September 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$849,128	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	—%	—	—	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	855,195	750,000	852,810
Less: Unamortized debt issuance costs		(4,195)	—	(6,507)	—
Total long-term debt		1,495,805	1,704,323	2,393,493	2,610,858
Less: Current portion, net		—	—	(898,237)	(924,003)
Long-term debt, net		$1,495,805	$1,704,323	$1,495,256	$1,686,855

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

Our income tax provision was $19.9 million for the three months ended September 30, 2021 compared to our income tax provision of $5.2 million for the three months ended September 30, 2020. Our estimated effective

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

income tax rate was 36.6% and 31.2% for the three months ended September 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses and the impact of state and local taxes, partially offset by research and experimentation credits.

Our income tax provision was $48.8 million for the nine months ended September 30, 2021 compared to our income tax provision of $24.1 million for the nine months ended September 30, 2020. Our estimated effective income tax rate was 35.8% and 133.6% for the nine months ended September 30, 2021 and 2020, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2020 were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences, and the impact of state and local taxes, partially offset by research and experimentation credits.

NOTE 10.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Services and other revenue - EchoStar	$5,283	$4,974	$16,055	$14,361

The following table presents the corresponding related party receivables:

	As of
	September 30, 2021	December 31, 2020
Related party receivables - EchoStar - current	$125,071	$116,220
Related party receivables - EchoStar - non-current	57,100	57,136
Total related party receivables - EchoStar	$182,171	$173,356

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $5.3 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively, and $16.1 million and $14.4 million for the nine months ended September 30, 2021 and 2020, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating expenses - EchoStar	$12,381	$15,163	$43,566	$41,665

The following table presents the corresponding related party payables:

	As of
	September 30, 2021	December 31, 2020
Related party payables - EchoStar - current	$51,491	$51,420
Related party payables - EchoStar - non-current	24,384	25,114
Total related party payables - EchoStar	$75,875	$76,534

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements within Related party payables - EchoStar - current. No repayment schedule for these payables has been determined.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these net expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $1.7 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Real Estate. We occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

Cash Advances. EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2022. Advances under these agreements bear interest at annual rates ranging from one to three percent, subject to periodic adjustment based on the one-year U.S. LIBOR rate. We report amounts payable under these agreements within Related party payables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the second half of 2022. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Services and other revenue - DISH Network	$5,357	$6,115	$16,751	$20,322

The following table presents the related trade accounts receivable:

	As of
	September 30, 2021	December 31, 2020
Trade accounts receivable - DISH Network	$5,183	$4,706

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating expenses - DISH Network	$1,310	$1,172	$3,876	$3,532

The following table presents the related trade accounts payable:

	As of
	September 30, 2021	December 31, 2020
Trade accounts payable - DISH Network	$722	$477

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Collocation and Antenna Space Agreements. We and DISH Network have entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The Hughes Broadband MSA has an initial term of five years through March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $2.1 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and $5.9 million and $14.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTE 12.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 43% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications, Inc. and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.7 million, for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of December 31, 2020, we had $0.4 million of trade accounts receivable from TSI.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar ; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. A settlement hearing has been scheduled for December 9, 2021.

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

The following table presents the components of the accrual:

	As of
	September 30, 2021	December 31, 2020
Additional license fees	$3,820	$3,890
Penalties	3,920	3,992
Interest and interest on penalties	80,030	76,871
Less: Payments	(8,468)	(2,975)
Total accrual	$79,302	$81,778

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2021
External revenue	$496,937	$4,347	$5,284	$506,568
Intersegment revenue	—	89	(89)	—
Total revenue	$496,937	$4,436	$5,195	$506,568

Capital expenditures	$74,259	$—	$—	$74,259
EBITDA	$196,970	$2,319	$(6,252)	$193,037

For the three months ended September 30, 2020
External revenue	$466,762	$4,121	$4,977	$475,860
Intersegment revenue	—	281	(281)	—
Total revenue	$466,762	$4,402	$4,696	$475,860

Capital expenditures	$88,848	$41	$—	$88,889
EBITDA	$190,016	$2,274	$(8,959)	$183,331

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2021
External revenue	$1,465,073	$12,543	$16,055	$1,493,671
Intersegment revenue	—	265	(265)	—
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671

Capital expenditures	$228,641	$—	$—	$228,641
EBITDA	$605,742	$6,481	$(23,787)	$588,436

For the nine months ended September 30, 2020
External revenue	$1,378,416	$12,274	$14,362	$1,405,052
Intersegment revenue	—	959	(959)	—
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052

Capital expenditures	$263,844	$41	$—	$263,885
EBITDA	$531,276	$5,847	$(23,745)	$513,378

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$54,212	$16,681	$136,488	$18,041
Interest income, net	(2,032)	(2,839)	(6,108)	(16,935)
Interest expense, net of amounts capitalized	23,943	44,177	102,948	130,644
Depreciation and amortization	113,722	123,145	348,689	372,588
Net loss (income) attributable to non-controlling interests	3,192	2,167	6,419	9,040
EBITDA	$193,037	$183,331	$588,436	$513,378

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2021	December 31, 2020
Other current assets, net:
Trade accounts receivable - DISH Network	$5,183	$4,706
Inventory	103,052	97,831
Prepaids and deposits	32,156	42,243
Related party receivables - EchoStar	125,071	116,220
Other, net	22,271	30,815
Total other current assets	$287,733	$291,815

Other non-current assets, net:
Restricted cash	$984	$807
Deferred tax assets, net	2,682	1,679
Capitalized software, net	125,273	116,661
Contract acquisition costs, net	86,895	99,837
Contract fulfillment costs, net	1,787	2,580
Related party receivables - EchoStar	57,100	57,136
Other, net	35,525	28,977
Total other non-current assets, net	$310,246	$307,677

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$51,491	$51,421
Trade accounts payable - DISH Network	722	477
Accrued interest	16,573	42,388
Accrued compensation	54,475	52,231
Accrued taxes	11,731	11,780
Operating lease obligation	15,879	14,670
Other	118,054	152,620
Total accrued expenses and other current liabilities	$268,925	$325,587

Other non-current liabilities:
Related party payables - EchoStar	$24,384	$25,114
Other	128,313	62,843
Total other non-current liabilities	$152,697	$87,957

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2021	December 31, 2020
Raw materials	$11,178	$4,564
Work-in-process	8,713	8,280
Finished goods	83,161	84,987
Total inventory	$103,052	$97,831

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$119,662	$128,399
Cash paid for income taxes	$6,835	$3,550

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(1,066)	$(1,418)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of September 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$289,159	$43,578	$60,899	$—	$393,636
Marketable investment securities	912,009	—	—	—	912,009
Trade accounts receivable and contract assets, net	—	149,359	52,392	—	201,751
Other current assets, net	148,198	1,176,438	94,973	(1,131,876)	287,733
Total current assets	1,349,366	1,369,375	208,264	(1,131,876)	1,795,129
Non-current assets:
Property and equipment, net	—	1,224,890	343,739	—	1,568,629
Operating lease right-of-use assets	—	109,540	31,066	—	140,606
Goodwill	—	504,173	7,093	—	511,266
Regulatory authorizations, net	—	400,000	9,206	—	409,206
Other intangible assets, net	—	14,355	—	—	14,355
Other investments, net	—	8,899	83,477	—	92,376
Investment in subsidiaries	3,094,866	314,160	—	(3,409,026)	—
Other non-current assets, net	13,178	302,787	101,565	(107,284)	310,246
Total non-current assets	3,108,044	2,878,804	576,146	(3,516,310)	3,046,684
Total assets	$4,457,410	$4,248,179	$784,410	$(4,648,186)	$4,841,813
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$92,083	$12,711	$—	$104,794
Current portion of long-term debt, net	—	—	—	—	—
Contract liabilities	—	129,516	5,119	—	134,635
Accrued expenses and other current liabilities	873,120	357,139	170,542	(1,131,876)	268,925
Total current liabilities	873,120	578,738	188,372	(1,131,876)	508,354
Non-current liabilities:
Long-term debt, net	1,495,805	—	—	—	1,495,805
Deferred tax liabilities, net	—	413,553	2,536	(12,479)	403,610
Operating lease liabilities	—	101,094	26,229	—	127,323
Other non-current liabilities	—	60,491	187,011	(94,805)	152,697
Total non-current liabilities	1,495,805	575,138	215,776	(107,284)	2,179,435
Total liabilities	2,368,925	1,153,876	404,148	(1,239,160)	2,687,789
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,088,485	3,094,303	314,723	(3,409,026)	2,088,485
Non-controlling interests	—	—	65,539	—	65,539
Total shareholder's equity	2,088,485	3,094,303	380,262	(3,409,026)	2,154,024
Total liabilities and shareholder's equity	$4,457,410	$4,248,179	$784,410	$(4,648,186)	$4,841,813

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$362,584	$81,430	$(9,366)	$434,648
Equipment revenue	—	70,025	5,047	(3,152)	71,920
Total revenue	—	432,609	86,477	(12,518)	506,568
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	103,310	41,973	(9,107)	136,176
Cost of sales - equipment (exclusive of depreciation and amortization)	—	61,692	3,713	(3,079)	62,326
Selling, general and administrative expenses	—	81,624	22,163	(332)	103,455
Research and development expenses	—	7,810	164	—	7,974
Depreciation and amortization	—	78,445	35,277	—	113,722
Total costs and expenses	—	332,881	103,290	(12,518)	423,653
Operating income (loss)	—	99,728	(16,813)	—	82,915
Other income (expense):
Interest income, net	702	1,342	1,241	(1,253)	2,032
Interest expense, net of amounts capitalized	(22,452)	315	(3,059)	1,253	(23,943)
Gains (losses) on investments, net	8	—	—	—	8
Equity in earnings (losses) of unconsolidated affiliates, net	—	389	(1,556)	—	(1,167)
Equity in earnings (losses) of subsidiaries, net	54,371	(23,636)	—	(30,735)	—
Foreign currency transaction gains (losses), net	—	(46)	(6,251)	—	(6,297)
Other, net	1	—	663	—	664
Total other income (expense), net	32,630	(21,636)	(8,962)	(30,735)	(28,703)
Income (loss) before income taxes	32,630	78,092	(25,775)	(30,735)	54,212
Income tax benefit (provision), net	4,917	(23,721)	(1,053)	—	(19,857)
Net income (loss)	37,547	54,371	(26,828)	(30,735)	34,355
Less: Net loss (income) attributable to non-controlling interests	—	—	3,192	—	3,192
Net income (loss) attributable to HSSC	$37,547	$54,371	$(23,636)	$(30,735)	$37,547
Comprehensive income (loss):
Net income (loss)	$37,547	$54,371	$(26,828)	$(30,735)	$34,355
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(30,215)	—	(30,215)
Unrealized gains (losses) on available-for-sale securities	(235)	—	—	—	(235)
Other	—	—	(99)	—	(99)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries, net	(24,747)	(24,747)	—	49,494	—
Total other comprehensive income (loss), net of tax	(24,987)	(24,747)	(30,314)	49,494	(30,554)
Comprehensive income (loss)	12,560	29,624	(57,142)	18,759	3,801
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,760	—	8,760
Comprehensive income (loss) attributable to HSSC	$12,560	$29,624	$(48,382)	$18,759	$12,561

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$367,007	$70,686	$(8,803)	$428,890
Equipment revenue	—	62,643	4,887	(20,560)	46,970
Total revenue	—	429,650	75,573	(29,363)	475,860
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	112,074	41,988	(8,654)	145,408
Cost of sales - equipment (exclusive of depreciation and amortization)	—	56,311	1,323	(20,560)	37,074
Selling, general and administrative expenses	—	90,020	15,438	(149)	105,309
Research and development expenses	—	7,509	167	—	7,676
Depreciation and amortization	—	97,213	25,932	—	123,145
Total costs and expenses	—	363,127	84,848	(29,363)	418,612
Operating income (loss)	—	66,523	(9,275)	—	57,248
Other income (expense):
Interest income, net	1,398	1,025	1,375	(959)	2,839
Interest expense, net of amounts capitalized	(40,512)	(286)	(4,338)	959	(44,177)
Gains (losses) on investments, net	(75)	1	—	—	(74)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(2,422)	—	—	(2,422)
Equity in earnings (losses) of subsidiaries, net	43,893	(7,079)	—	(36,814)	—
Foreign currency transaction gains (losses), net	—	5	3,067	—	3,072
Other, net	—	(82)	277	—	195
Total other income (expense), net	4,704	(8,838)	381	(36,814)	(40,567)
Income (loss) before income taxes	4,704	57,685	(8,894)	(36,814)	16,681
Income tax benefit (provision), net	8,945	(13,760)	(384)	—	(5,199)
Net income (loss)	13,649	43,925	(9,278)	(36,814)	11,482
Less: Net loss (income) attributable to non-controlling interests	—	—	2,167	—	2,167
Net income (loss) attributable to HSSC	$13,649	$43,925	$(7,111)	$(36,814)	$13,649
Comprehensive income (loss):
Net income (loss)	$13,649	$43,925	$(9,278)	$(36,814)	$11,482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(10,170)	—	(10,170)
Unrealized gains (losses) on available-for-sale securities	20	—	—	—	20
Other	—	—	500	—	500
Equity in other comprehensive income (loss) of subsidiaries, net	(7,739)	(7,739)	—	15,478	—
Total other comprehensive income (loss), net of tax	(7,719)	(7,739)	(9,670)	15,478	(9,650)
Comprehensive income (loss)	5,930	36,186	(18,948)	(21,336)	1,832
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	4,098	—	4,098
Comprehensive income (loss) attributable to HSSC	$5,930	$36,186	$(14,850)	$(21,336)	$5,930

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,087,981	$239,052	$(26,077)	$1,300,956
Equipment revenue	—	209,681	19,241	(36,207)	192,715
Total revenue	—	1,297,662	258,293	(62,284)	1,493,671
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	312,353	119,480	(26,695)	405,138
Cost of sales - equipment (exclusive of depreciation and amortization)	—	182,464	13,776	(34,272)	161,968
Selling, general and administrative expenses	—	246,679	66,479	(1,317)	311,841
Research and development expenses	—	22,444	516	—	22,960
Depreciation and amortization	—	255,140	93,549	—	348,689
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	1,019,290	293,800	(62,284)	1,250,806
Operating income (loss)	—	278,372	(35,507)	—	242,865
Other income (expense):
Interest income	2,614	3,935	3,251	(3,692)	6,108
Interest expense, net of amounts capitalized	(98,180)	621	(9,081)	3,692	(102,948)
Gains (losses) on investments, net	2	2,100	—	—	2,102
Equity in earnings (losses) of unconsolidated affiliates, net	—	1,014	(5,211)	—	(4,197)
Equity in earnings (losses) of subsidiaries, net	169,518	(51,000)	—	(118,518)	—
Foreign currency transaction gains (losses), net	—	(65)	(9,057)	—	(9,122)
Other, net	(1,938)	3,154	464	—	1,680
Total other income (expense), net	72,016	(40,241)	(19,634)	(118,518)	(106,377)
Income (loss) before income taxes	72,016	238,131	(55,141)	(118,518)	136,488
Income tax benefit (provision), net	22,048	(68,613)	(2,278)	—	(48,843)
Net income (loss)	94,064	169,518	(57,419)	(118,518)	87,645
Less: Net loss (income) attributable to non-controlling interests	—	—	6,419	—	6,419
Net income (loss) attributable to HSSC	$94,064	$169,518	$(51,000)	$(118,518)	$94,064
Comprehensive income (loss):
Net income (loss)	$94,064	$169,518	$(57,419)	$(118,518)	$87,645
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(21,897)	—	(21,897)
Unrealized gains (losses) on available-for-sale securities	(205)	—	—	—	(205)
Other	—	—	(99)	—	(99)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries, net	(19,159)	(19,159)	—	38,318	—
Total other comprehensive income (loss), net of tax	(19,369)	(19,159)	(21,996)	38,318	(22,206)
Comprehensive income (loss)	74,695	150,359	(79,415)	(80,200)	65,439
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	9,257	—	9,257
Comprehensive income (loss) attributable to HSSC	$74,695	$150,359	$(70,158)	$(80,200)	$74,696

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,087,252	$197,827	$(26,729)	$1,258,350
Equipment revenue	—	186,814	16,563	(56,675)	146,702
Total revenue	—	1,274,066	214,390	(83,404)	1,405,052
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	333,195	121,582	(25,531)	429,246
Cost of sales - equipment (exclusive of depreciation and amortization)	—	158,800	13,399	(56,675)	115,524
Selling, general and administrative expenses	—	269,090	56,508	(1,198)	324,400
Research and development expenses	—	20,924	454	—	21,378
Depreciation and amortization	—	295,236	77,352	—	372,588
Total costs and expenses	—	1,077,245	269,295	(83,404)	1,263,136
Operating income (loss)	—	196,821	(54,905)	—	141,916
Other income (expense):
Interest income, net	13,603	2,999	3,163	(2,830)	16,935
Interest expense, net of amounts capitalized	(121,477)	(1,367)	(10,630)	2,830	(130,644)
Gains (losses) on investments, net	(73)	(149)	—	—	(222)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(4,878)	—	—	(4,878)
Equity in earnings (losses) of subsidiaries, net	86,290	(59,399)	—	(26,891)	—
Foreign currency transaction gains (losses), net	—	(241)	(4,355)	—	(4,596)
Other, net	—	(632)	162	—	(470)
Total other income (expense), net	(21,657)	(63,667)	(11,660)	(26,891)	(123,875)
Income (loss) before income taxes	(21,657)	133,154	(66,565)	(26,891)	18,041
Income tax benefit (provision), net	24,640	(46,660)	(2,078)	—	(24,098)
Net income (loss)	2,983	86,494	(68,643)	(26,891)	(6,057)
Less: Net loss (income) attributable to non-controlling interests	—	—	9,040	—	9,040
Net income (loss) attributable to HSSC	$2,983	$86,494	$(59,603)	$(26,891)	$2,983
Comprehensive income (loss):
Net income (loss)	$2,983	$86,494	$(68,643)	$(26,891)	$(6,057)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(103,351)	—	(103,351)
Unrealized gains (losses) on available-for-sale securities	(189)	—	—	—	(189)
Other	—	—	380	—	380
Equity in other comprehensive income (loss) of subsidiaries, net	(82,344)	(82,344)	—	164,688	—
Total other comprehensive income (loss), net of tax	(82,533)	(82,344)	(102,971)	164,688	(103,160)
Comprehensive income (loss)	(79,550)	4,150	(171,614)	137,797	(109,217)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	29,667	—	29,667
Comprehensive income (loss) attributable to HSSC	$(79,550)	$4,150	$(141,947)	$137,797	$(79,550)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the nine months ended September 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$94,064	$169,518	$(57,419)	$(118,518)	$87,645
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(210,681)	352,453	108,585	118,518	368,875
Net cash provided by (used for) operating activities	(116,617)	521,971	51,166	—	456,520

Cash flows from investing activities:
Purchases of marketable investment securities	(1,329,862)	—	—	—	(1,329,862)
Sales and maturities of marketable investment securities	1,669,757	—	—	—	1,669,757
Expenditures for property and equipment	—	(143,726)	(84,915)	—	(228,641)
Expenditures for externally marketed software	—	(25,634)	—	—	(25,634)
Distributions (contributions) and advances from (to) subsidiaries, net	317,848	(44,891)	—	(272,957)	—
Sales of other investments	—	9,451	—	—	9,451
Net cash provided by (used for) investing activities	657,743	(204,800)	(84,915)	(272,957)	95,071

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—	—	—	(901,818)
Payment of finance lease obligations	—	—	(578)	—	(578)
Payment of in-orbit incentive obligations	—	(1,800)	—	—	(1,800)
Contribution by non-controlling interest holder	—	—	9,880	—	9,880
Other, net	—	—	(966)	—	(966)
Contribution (distributions) and advances (to) from parent, net	—	(317,848)	44,891	272,957	—
Net cash provided by (used for) financing activities	(901,818)	(319,648)	53,227	272,957	(895,282)

Effect of exchange rates on cash and cash equivalents	—	—	(2,986)	—	(2,986)
Net increase (decrease) in cash and cash equivalents	(360,692)	(2,477)	16,492	—	(346,677)
Cash and cash equivalents, including restricted amounts, beginning of period	649,851	46,055	45,391	—	741,297
Cash and cash equivalents, including restricted amounts, end of period	$289,159	$43,578	$61,883	$—	$394,620

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the nine months ended September 30, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$2,983	$86,494	$(68,643)	$(26,891)	$(6,057)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(37,046)	261,104	109,927	26,891	360,876
Net cash provided by (used for) operating activities	(34,063)	347,598	41,284	—	354,819

Cash flows from investing activities:
Purchases of marketable investment securities	(1,611,870)	—	—	—	(1,611,870)
Sales and maturities of marketable investment securities	843,294	—	—	—	843,294
Expenditures for property and equipment	—	(152,660)	(111,224)	—	(263,884)
Expenditures for externally marketed software	—	(27,824)	—	—	(27,824)
Distributions (contributions) and advances from (to) subsidiaries, net	107,963	(49,274)	—	(58,689)	—
Net cash provided by (used for) investing activities	(660,613)	(229,758)	(111,224)	(58,689)	(1,060,284)

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(606)	—	(606)
Payment of in-orbit incentive obligations	—	(1,268)	—	—	(1,268)
Contribution by non-controlling interest holder	—	—	14,268	—	14,268
Other, net	—	—	998	—	998
Contribution (distributions) and advances (to) from parent, net	—	(107,963)	49,274	58,689	—
Net cash provided by (used for) financing activities	—	(109,231)	63,934	58,689	13,392

Effect of exchange rates on cash and cash equivalents	—	—	(3,727)	—	(3,727)
Net increase (decrease) in cash and cash equivalents	(694,676)	8,609	(9,733)	—	(695,800)
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$363,227	$40,947	$40,348	$—	$444,522

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Nine Months Ended September 30, 2021:

•Revenue of $1.5 billion
•Operating income of $242.9 million
•Net income of $87.6 million
•Net income attributable to HSSC of $94.1 million
•Earnings before interest, taxes, depreciation and amortization, and net income attributable to non-controlling interests (“EBITDA”) of $588.4 million (see reconciliation of this non-GAAP measure in Results of Operations)

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Consolidated Financial Condition as of September 30, 2021:

•Total assets of $4.8 billion
•Total liabilities of $2.7 billion
•Total shareholder’s equity of $2.2 billion
•Cash and cash equivalents and marketable investment securities of $1.3 billion

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

We continue to focus our efforts on growing our consumer revenue by maximizing utilization of our existing satellites while planning for new satellite capacity to be launched or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. We have seen a limited number of our enterprise customers file for bankruptcy protection. We have reserved an amount related to pre-petition receivables and are working closely with these customers on providing post-petition services and products, as well as working with the customer regarding collection of pre-petition amounts.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity acquired from third-party providers, to provide services to our customers. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. Our Latin America consumer subscriber base in certain areas has also become capacity constrained in the current quarter. While these constraints are not expected to be resolved until we launch new satellites, we continue to focus on revenue growth in all areas and consumer subscriber growth in the areas where we have available capacity.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

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

The following table presents our approximate number of broadband subscribers:

	As of
	September 30, 2021	June 30, 2021
United States	1,120,000	1,144,000
Latin America	390,000	398,000
Total broadband subscribers	1,510,000	1,542,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	September 30, 2021	June 30, 2021
United States	(24,000)	(20,000)
Latin America	(8,000)	9,000
Total net subscriber additions	(32,000)	(11,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. While the balancing of total subscribers relative to capacity utilization in the third quarter resulted in lower total subscribers, ARPU increased from the second quarter. During the third quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the second quarter.

Our Latin America consumer subscriber base in certain areas has also become capacity constrained in the current quarter. Continued high bandwidth demand in certain areas has resulted in managing subscriber growth and similar to the U.S., we are balancing capacity utilization with subscriber levels in the impacted areas which resulted in lower total subscribers. Although subscribers decreased in the third quarter of 2021, ARPU increased from the second quarter. During the third quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the second quarter.

As of September 30, 2021 and December 31, 2020, our Hughes segment had $1.3 billion of contracted revenue backlog. We define Hughes contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of September 30, 2021 and December 31, 2020, our ESS segment had contracted revenue backlog of $8.3 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

Cybersecurity

We and third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use a complex assortment of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious acts, human errors and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2021. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table presents our consolidated results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	For the nine months ended September 30,		Variance
Statements of Operations Data	2021	2020	Amount	%
Revenue:
Services and other revenue	$1,300,956	$1,258,350	$42,606	3.4
Equipment revenue	192,715	146,702	46,013	31.4
Total revenue	1,493,671	1,405,052	88,619	6.3
Costs and expenses:
Cost of sales - services and other	405,138	429,246	(24,108)	(5.6)
% of total services and other revenue	31.1%	34.1%
Cost of sales - equipment	161,968	115,524	46,444	40.2
% of total equipment revenue	84.0%	78.7%
Selling, general and administrative expenses	311,841	324,400	(12,559)	(3.9)
% of total revenue	20.9%	23.1%
Research and development expenses	22,960	21,378	1,582	7.4
% of total revenue	1.5%	1.5%
Depreciation and amortization	348,689	372,588	(23,899)	(6.4)
Impairment of long-lived assets	210	—	210	*
Total costs and expenses	1,250,806	1,263,136	(12,330)	(1.0)
Operating income (loss)	242,865	141,916	100,949	71.1
Other income (expense):
Interest income, net	6,108	16,935	(10,827)	(63.9)
Interest expense, net of amounts capitalized	(102,948)	(130,644)	27,696	(21.2)
Gains (losses) on investments, net	2,102	(222)	2,324	*
Equity in earnings (losses) of unconsolidated affiliates, net	(4,197)	(4,878)	681	(14.0)
Foreign currency transaction gains (losses), net	(9,122)	(4,596)	(4,526)	98.5
Other, net	1,680	(470)	2,150	*
Total other income (expense), net	(106,377)	(123,875)	17,498	(14.1)
Income (loss) before income taxes	136,488	18,041	118,447	*
Income tax benefit (provision), net	(48,843)	(24,098)	(24,745)	*
Net income (loss)	87,645	(6,057)	93,702	*
Less: Net loss (income) attributable to non-controlling interests	6,419	9,040	(2,621)	(29.0)
Net income (loss) attributable to HSSC	$94,064	$2,983	$91,081	*

Other data:
EBITDA (1)	$588,436	$513,378	$75,058	14.6
Subscribers, end of period	1,510,000	1,580,000	(70,000)	(4.4)
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

The following discussion relates to our results of operations for the nine months ended September 30, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $1.3 billion for the nine months ended September 30, 2021, an increase of $42.6 million, or 3.4%, as compared to 2020. The increase was primarily attributable to increases related to sales of broadband services to our consumer customers of $41.2 million, partially offset by decreases in sales of broadband services to our enterprise customers of $1.6 million. Our Corporate and Other segment increased by $2.2 million. These variances reflect the negative impact of exchange rate fluctuations of $2.4 million, primarily attributable to our consumer customers.

Equipment revenue. Equipment revenue totaled $192.7 million for the nine months ended September 30, 2021, an increase of $46.0 million, or 31.4%, as compared to 2020. The increase was primarily attributable to increases in hardware sales of $53.9 million to our enterprise customers, partially offset by decreases in hardware sales of $5.5 million to our mobile satellite systems customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $405.1 million for the nine months ended September 30, 2021, a decrease of $24.1 million, or 5.6%, as compared to 2020.  The decrease was primarily attributable to lower costs of services provided to our consumer customers associated with customer care and field services as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment.  Cost of sales - equipment totaled $162.0 million for the nine months ended September 30, 2021, an increase of $46.4 million, or 40.2%, as compared to 2020.  The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $311.8 million for the nine months ended September 30, 2021, a decrease of $12.6 million, or 3.9%, as compared to 2020. The decrease was primarily attributable to decreased sales and marketing expenses of $5.2 million mainly associated with our consumer customers and decreases in bad debt expense of $9.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $348.7 million for the nine months ended September 30, 2021, a decrease of $23.9 million, or 6.4%, as compared to 2020.  The decrease was primarily attributable to (i) our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in other property and equipment depreciation expense of $1.2 million, and (iii) decreases in amortization of intangibles of $4.7 million.

Interest income, net.  Interest income, net totaled $6.1 million for the nine months ended September 30, 2021, a decrease of $10.8 million, or 63.9%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $9.1 million in losses for the nine months ended September 30, 2021, as compared to $4.6 million in losses for the nine months ended September 30, 2020, a negative change of $4.5 million. The change was due to the net impact of foreign exchange fluctuations of certain currencies during the quarter.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(48.8) million in provision for the nine months ended September 30, 2021, as compared to $(24.1) million for the nine months ended September 30, 2020. Our effective income tax rate was 35.8% for the nine months ended September 30, 2021, compared to 133.6% for the same period in 2020.  The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. For the nine months ended September 30, 2020, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the increase in our valuation allowance associated with certain foreign losses, permanent book tax differences, and the impact of state and local taxes, partially offset by research and experimentation credits.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the nine months ended September 30, 2020	$2,983
Increase (decrease) in operating income (loss), including depreciation and amortization	100,949
Decrease (increase) in interest expense, net of amounts capitalized	27,696
Increase (decrease) in gains (losses) on investments, net	2,324
Increase (decrease) in other, net	2,150
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	681
Decrease (increase) in net income (loss) attributable to non-controlling interests	(2,621)
Increase (decrease) in foreign currency transaction gains (losses), net	(4,526)
Increase (decrease) in interest income, net	(10,827)
Decrease (increase) in income tax benefit (provision), net	(24,745)
Net income (loss) attributable to HSSC for the nine months ended September 30, 2021	$94,064

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Accompanying Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2021	2020	Amount	%
Net income (loss)	$87,645	$(6,057)	$93,702	*
Interest income, net	(6,108)	(16,935)	10,827	(63.9)
Interest expense, net of amounts capitalized	102,948	130,644	(27,696)	(21.2)
Income tax provision (benefit), net	48,843	24,098	24,745	*
Depreciation and amortization	348,689	372,588	(23,899)	(6.4)
Net loss (income) attributable to non-controlling interests	6,419	9,040	(2,621)	(29.0)
EBITDA	$588,436	$513,378	$75,058	14.6
*    Percentage is not meaningful

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2020	$513,378
Increase (decrease) in operating income (loss), excluding depreciation and amortization	77,050
Increase (decrease) in gains (losses) on investments, net	2,324
Increase (decrease) in other, net	2,150
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	681
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,621)
Increase (decrease) in foreign currency transaction gains (losses), net	(4,526)
EBITDA for the nine months ended September 30, 2021	$588,436

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2021
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671
Capital expenditures	228,641	—	—	228,641
EBITDA	605,742	6,481	(23,787)	588,436

For the nine months ended September 30, 2020
Total revenue	$1,378,416	$13,233	$13,403	$1,405,052
Capital expenditures	263,844	41	—	263,885
EBITDA	531,276	5,847	(23,745)	513,378

Hughes Segment

	For the nine months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$1,465,073	$1,378,416	$86,657	6.3
Capital expenditures	228,641	263,844	(35,203)	(13.3)
EBITDA	605,742	531,276	74,466	14.0

Total revenue was $1.5 billion for the nine months ended September 30, 2021, an increase of $86.7 million, or 6.3%, as compared to 2020.  Services and other revenue increased primarily due to an increase of $41.2 million in sales of broadband services to our consumer customers, partially offset by decreases in sales of broadband services to our enterprise customers of $1.6 million. Equipment revenue increased primarily due to increases in hardware sales of $53.9 million to our enterprise customers, partially offset by decreases in hardware sales of $5.5 million to our mobile satellite systems customers. These variances reflect the negative impact of exchange rate fluctuations of $2.5 million.

Capital expenditures were $228.6 million for the nine months ended September 30, 2021, a decrease of $35.2 million, or 13.3%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business and construction of our satellite-related ground infrastructure in preparation the our launch of EchoStar XXIV.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2020	$531,276
Increase (decrease) in operating income (loss), excluding depreciation and amortization	75,288
Increase (decrease) in other, net	4,089
Increase (decrease) in gains (losses) on investments, net	2,249
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(4)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,621)
Increase (decrease) in foreign currency transaction gains (losses), net	(4,535)
EBITDA for the nine months ended September 30, 2021	$605,742

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

ESS Segment

	For the nine months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$12,808	$13,233	$(425)	(3.2)
Capital expenditures	—	41	(41)	(100.0)
EBITDA	6,481	5,847	634	10.8

Total revenue was $12.8 million for the nine months ended September 30, 2021, a decrease of $0.4 million, or 3.2%, as compared to 2020, primarily due to a decrease in transponder services provided to third parties.

EBITDA was $6.5 million for the nine months ended September 30, 2021, an increase of $0.6 million, or 10.8%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

Corporate and Other

	For the nine months ended September 30,		Variance
	2021	2020	Amount	%
Total revenue	$15,790	$13,403	$2,387	17.8
EBITDA	(23,787)	(23,745)	(42)	0.2

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2020	$(23,745)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	1,128
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	686
Increase (decrease) in gains (losses) on investments, net	75
Increase (decrease) in foreign currency transaction gains (losses), net	9
Increase (decrease) in other, net	(1,940)
EBITDA for the nine months ended September 30, 2021	$(23,787)

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On November 9, 2021, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended September 30, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Exchange Act, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated November 9, 2021 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 9, 2021	By:	/s/ Michael T. Dugan
Michael T. Dugan
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)