Form 10-K
period 2021-12-31
Hughes Satellite Systems Corp
filed 2022-02-24
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2021 was $0.
As of February 15, 2022, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, future developments, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “project,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms.  These forward-looking statements are based on information available to us as of the date of this Form 10-K and represent management’s current views and assumptions based on past experience and trends, current economic and industry conditions, expected future developments and other relevant factors.  Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties, including the impact of the coronavirus pandemic (COVID-19), and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition both the near- and long-term.  Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:

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
i

PART I

ITEM 1.    BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition by EchoStar (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C. A substantial majority of the voting power of the shares of each of EchoStar and DISH Network Corporation (“DISH”) is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The ongoing COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

We currently operate in two business segments: our Hughes segment (“Hughes segment”) and our EchoStar Satellite Services segment (“ESS segment”). These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

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

In connection with the BSS Transaction, EchoStar and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Refer to Note 17 in our Consolidated Financial Statements for further details on certain customary agreements entered into with DISH in relation to the BSS Transaction.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to EchoStar’s stockholders as we and EchoStar did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for all periods presented in our accompanying Consolidated Financial Statements and notes thereto in Item 15 of this Form 10-K (“Consolidated Financial Statements”).

See Note 5 in our Consolidated Financial Statements for further detail of our discontinued operations.

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  All amounts reference results from continuing operations unless otherwise noted and are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted. Additionally, certain prior period amounts have been adjusted to conform to the current period presentation.

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

The effects of the COVID-19 pandemic have disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses, and have delayed the manufacture and deployment of our satellites, specifically our EchoStar XXIV satellite. Disruption to our vendors’ and suppliers’ businesses could adversely impact our supply chain. Additionally, some regulatory bodies have reduced activities and/or temporarily closed their offices which may materially delay the review and/or approval of licenses or authorizations we need to operate our business. We cannot currently estimate or determine the final magnitude of these impacts.

Additionally, many of our subscribers are working remotely or engaging in distance learning. These activities have increased the usage on our HughesNet service so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. This limitation on capacity has resulted in our subscribers experiencing slower speeds, which, in turn, has resulted in higher churn.

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

We have made substantial contractual commitments for satellite capacity based on our existing customer contracts and backlog.  If our existing customer contracts were to be terminated prior to their respective expiration dates, we may have insufficient revenue to cover our satellite capacity costs. On the other hand, we may not have sufficient satellite capacity available to meet increases in demand and we may not be able to quickly or easily adjust our capacity to such changes in demand.  At present, until the launch and operation of additional satellites that our systems can utilize, there is limited additional capacity in North America and in certain areas of Latin America, including within our own fleet of satellites, which could materially and adversely affect our ability to provide services to customers and grow our revenue and business. Our business could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if sufficient capacity is not available to us.

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

Our dependence upon third-party providers causes certain risks to our business, including the following:

•Components.  A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products. In addition, if either our current suppliers or any new suppliers increase prices beyond what we currently pay, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers.
•Commodity Price Risk.  Fluctuations in pricing of raw materials can affect our product costs and we may not be able to pass on the increased costs to our customers. Additionally, we are seeing increasing inflationary price pressure and where we have fixed-price customer contracts, we may have to absorb the increased costs.

•Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a significant portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
•Installation, customer support, and other services.  Some of our products and services utilize a network of third-party service providers. The costs incurred for these services may increase due to a shortage of experienced workers and higher salaries required to recruit and retain a skilled third-party workforce.  A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win and retain customers. In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers.

Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for 22.3%, 20.5% and 21.3% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively.  We expect our foreign operations to represent a significant and growing portion of our business.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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

As of December 31, 2021, our total indebtedness was $1.5 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all.

Covenants in our indentures restrict our business in many ways.

The indentures governing our 5.250% Senior Secured Notes due August 1, 2026 and 6.625% Senior Unsecured Notes due August 1, 2026 contain various covenants, subject to certain exceptions, that limit our ability and/or certain of our subsidiaries’ ability to, among other things:

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

Satellites are subject to significant operational risks while in orbit. These risks include malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. We may not be able to prevent or mitigate the impacts of anomalies in the future.

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

Our satellites under construction, including the EchoStar XXIV satellite, are subject to risks related to construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. For example, we have seen delays in the delivery calendar for EchoStar XXIV. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we may not be able to obtain launch insurance on reasonable economic terms or at all. If we do obtain launch insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

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

The Federal Communications Commission (“FCC”) and other regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business.

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

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from criminal and/or terrorist attacks, natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems.

Our international businesses expose us to additional risks that could harm our business.

Our international operations continue to grow. In addition to risks described elsewhere in this segment, our international businesses expose us to other risks, including but not limited to the following:

•Data privacy and security concerns relating to our technology and our practices could damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services.
•Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure of our user data which could harm our business reputation.
•Concerns about our practices about the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition. Our policies and practices may change over time as expectations regarding privacy and data change.

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced, and may experience in the future, security issues, whether due to insider error or malfeasance or system errors or vulnerabilities in our or our 3rd parties’ systems, which could result in substantial legal and financial exposure, government inquiries and enforcement actions, litigation, and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to mitigate cyber-attacks, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control such as natural disasters or pandemic (including COVID-19), and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 58% of EchoStar’s total equity securities (assuming conversion of only the EchoStar Class B common stock beneficially owned by Mr. Ergen into EchoStar Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 15, 2022) and beneficially owns approximately 93% of the total voting power of all classes of shares of EchoStar (assuming no conversion of any EchoStar Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 15, 2022).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our or EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the EchoStar board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
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

•Intercompany agreements with DISH Network.  We and EchoStar and its other subsidiaries have entered into various agreements with DISH Network.  Pursuant to certain agreements, we and EchoStar and its other subsidiaries obtain certain products, services and rights from DISH Network; DISH Network obtains certain products, services and rights from us and EchoStar and its other subsidiaries; and we and EchoStar, its other subsidiaries and DISH Network, as applicable, indemnify each other against certain liabilities arising from our respective businesses. Generally, the amounts paid for products and services provided under the agreements are based on cost plus a fixed margin, which varies depending on the nature of the products and services provided.  Certain other intercompany agreements cover matters such as tax sharing and our and EchoStar’s responsibility for certain liabilities previously undertaken by DISH Network for certain of our and EchoStar’s businesses.  We and EchoStar and its other subsidiaries have also entered into certain commercial agreements with DISH Network.  The terms of certain of these agreements were established while EchoStar was a wholly-owned subsidiary of DISH and were not the result of arm’s length negotiations.  The allocation of assets, liabilities, rights, indemnifications and other obligations between DISH Network, EchoStar and its other subsidiaries and/or us under certain agreements we and/or EchoStar and its other subsidiaries have with DISH Network may not necessarily reflect what two unaffiliated parties might have agreed to.  Had these agreements been negotiated with unaffiliated third parties, their terms may have been more or less favorable to us or EchoStar and its other subsidiaries.  In addition, DISH Network or its affiliates will likely continue to enter into transactions, including joint ventures, acquisitions, dispositions and other strategic initiatives and transactions, with EchoStar or its subsidiaries, us or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between us and DISH Network and, when appropriate, subject to approval by committees of our and EchoStar’s non-interlocking directors or in certain instances non-interlocking management, there can be no assurance that the terms of any such transactions will be as favorable to EchoStar or its subsidiaries, us or our subsidiaries or other affiliates as may otherwise be obtained in negotiations between unaffiliated third parties.
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

It may be difficult for a third party to acquire us, even if doing so may be beneficial to EchoStar’s shareholders, because of our and EchoStar’s capital structure.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  The following table sets forth certain information concerning our principal properties related to Hughes segment and ESS segment and to Corporate and Other segment as of December 31, 2021.  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Function
Owned:
Englewood, Colorado	ESS/Corporate and Other	Corporate headquarters and ESS operations
Germantown, Maryland	Hughes	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany	Hughes/Corporate and Other	Shared hub, operations, administrative offices and warehouse

Leased:
Gilbert, Arizona	Hughes	Gateways
San Diego, California	Hughes	Engineering and sales offices
Englewood, Colorado	Hughes	Gateways and equipment
Gaithersburg, Maryland	Hughes	Manufacturing and testing facilities and logistics offices
Gaithersburg, Maryland	Hughes	Engineering and administrative offices
Southfield, Michigan	Hughes	Shared hub and regional network management center
Las Vegas, Nevada	Hughes	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Cheyenne, Wyoming	Hughes/ESS	Gateways, equipment and ESS operations
Barueri, Brazil	Hughes	Shared hub
Sao Paulo, Brazil	Hughes	Hughes Brazil corporate headquarters, sales offices and warehouse
Bangalore, India	Hughes	Engineering office and office space
Gurgaon, India	Hughes	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Hughes Europe corporate headquarters and operations

ITEM 3.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 19 in our Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 15, 2022, all of our 1,078 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock and as of February 15, 2022, no shares of our preferred stock were issued and outstanding.

Dividends. On November 22, 2021, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $100.0 million. Payment of this dividend was made in the fourth quarter of 2021.

While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time. Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support operations, future growth and expansion. Our ability to declare dividends is affected by the covenants in our indentures.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following Management’s Narrative Analysis of Results of Operations should be read in conjunction with our Consolidated Financial Statements.  This Management’s Narrative Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Narrative Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements in this Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Form 10-K.  Further, such forward-looking statements speak only as of the date of this Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar.  We were formed as a Colorado corporation in March 2011.  We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

We currently operate in two business segments:  Hughes segment and ESS segment. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our CODM, who is the Company’s Chief Executive Officer.

Our operations include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

In September 2019, pursuant to the Master Transaction Agreement with DISH and the Merger Sub, we completed the BSS Transaction.

In connection with the BSS Transaction, EchoStar and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively. Refer to Note 17 in our Consolidated Financial Statements for further details on certain customary agreements entered into with DISH in relation to the BSS Transaction.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to EchoStar’s stockholders as we and EchoStar did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the year ended December 31, 2019 in our Consolidated Financial Statements. See Note 5 in our Consolidated Financial Statements for further discussion of our discontinued operations.
Highlights from our financial results are as follows:

Consolidated Results of Operations for the Year Ended December 31, 2021:

•Revenue of $2.0 billion
•Operating income of $299.5 million
•Net income of 110.6 million
•Net income attributable to HSSC of $120.8 million

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
•Earnings before interest, taxes, depreciation and amortization, net income (loss) from discontinued operations and net income (loss) attributable to non-controlling interests (“EBITDA”) of $760.4 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of December 31, 2021:

•Total assets of $4.7 billion
•Total liabilities of $2.7 billion
•Total shareholder’s equity of $2.1 billion
•Cash and cash equivalents and marketable investment securities of $1.3 billion

Hughes Segment

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

Our Hughes segment incorporates advances in technology to reduce costs and to increase the functionality and reliability of our products and services.  Through advanced and proprietary methodologies, technologies, software and techniques, we continue to improve the efficiency of our networks.  We invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises.  We also continue to invest in next generation technologies that can be applied to our future products and services.

Our Hughes segment continues to focus our efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also pursuing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of both our enterprise and consumer businesses rely heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity leased from third-party providers to provide services to our customers. We also use other multi-transport capacity that includes cable, fiber, 5G, and 4G/LTE. Growth of our consumer subscriber base in the U.S. continues to be constrained where we are nearing or have reached maximum capacity in most areas. Our Latin America consumer subscriber base in certain areas has also become capacity constrained. These constraints are not expected to be resolved until we acquire additional capacity.

In May 2019, we entered into an agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% ownership interest in that subsidiary. The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite.  Under the terms of the agreement, Yahsat may also acquire, for further cash investments, additional minority ownership interests in the business in the future provided certain conditions are met.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
In May 2019, we entered into an agreement with Bharti, pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. On January 4, 2022, the formation of this joint venture was announced, with Bharti obtaining a 33% ownership interest in the combined business. The joint venture combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation.

In August 2017, a subsidiary of EchoStar entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the fourth quarter of 2022. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, the completion of manufacture of the EchoStar XXIV satellite and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other segment in its segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of December 31,
	2021	2020	2019
United States	1,090,000	1,189,000	1,239,000
Latin America	372,000	375,000	238,000
Total broadband subscribers	1,462,000	1,564,000	1,477,000

The following table presents the approximate number of net subscriber additions for each quarter in 2021:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
United States	(30,000)	(24,000)	(20,000)	(25,000)
Latin America	(18,000)	(8,000)	9,000	14,000
Total net subscriber additions	(48,000)	(32,000)	(11,000)	(11,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. Balancing of total subscribers relative to capacity utilization in the fourth quarter resulted in lower total subscribers. During the fourth quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the third quarter.

Our Latin America consumer subscriber base in certain areas, similar to the U.S., has also become capacity constrained. Continued high bandwidth demand in certain areas has resulted in managing subscriber growth, and similar to the U.S. we are balancing capacity utilization with subscriber levels in the impacted areas which resulted in lower total subscribers. During the fourth quarter, the lower net subscribers were due to both lower gross additions and higher churn as compared to the third quarter.

As of December 31, 2021 and 2020, our Hughes segment had $1.4 billion and $1.3 billion of contracted revenue backlog, respectively. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue. Our contracted revenue backlog as of December 31, 2021 changed primarily due to an increase in contracts from our international

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
customers. Of the total Hughes segment contracted revenue backlog as of December 31, 2021, we expect to recognize $506.1 million of revenue in 2022.

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

As of December 31, 2021 and 2020, our ESS segment had contracted revenue backlog of $10.4 million and $6.7 million, respectively. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue. Our contracted revenue backlog as of December 31, 2021 changed due to an increase in satellite service contracts with existing and new customers. Of the total ESS segment contracted revenue backlog as of December 31, 2021, we expect to recognize $5.9 million of revenue in 2022.

Other Business Opportunities

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. The ongoing COVID-19 pandemic has made even more evident the worldwide need and demand for connectivity and communications to facilitate an ever-increasing virtual global community and workplace. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, LEO networks, MEO systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global broadband access, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

Cybersecurity

We and the third parties whom we work with face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use complex assortments of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious acts, human errors and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2021 and through February 24, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table presents our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	For the years ended December 31,		Variance
Statements of Operations Data (1)	2021	2020	Amount	%
Revenue:
Services and other revenue	$1,724,299	$1,691,757	$32,542	1.9
Equipment revenue	270,427	205,601	64,826	31.5
Total revenue	1,994,726	1,897,358	97,368	5.1
Costs and expenses:
Cost of sales - services and other	544,915	572,637	(27,722)	(4.8)
% of total services and other revenue	31.6%	33.8%
Cost of sales - equipment	231,960	166,429	65,531	39.4
% of total equipment revenue	85.8%	80.9%
Selling, general and administrative expenses	422,235	433,408	(11,173)	(2.6)
% of total revenue	21.2%	22.8%
Research and development expenses	31,777	29,448	2,329	7.9
% of total revenue	1.6%	1.6%
Depreciation and amortization	464,146	498,876	(34,730)	(7.0)
Impairment of long-lived assets	210	—	210	*
Total costs and expenses	1,695,243	1,700,798	(5,555)	(0.3)
Operating income (loss)	299,483	196,560	102,923	52.4
Other income (expense):
Interest income, net	8,146	18,802	(10,656)	(56.7)
Interest expense, net of amounts capitalized	(126,499)	(172,466)	45,967	(26.7)
Gains (losses) on investments, net	2,103	(232)	2,335	*
Equity in earnings (losses) of unconsolidated affiliates, net	(5,347)	(6,116)	769	(12.6)
Foreign currency transaction gains (losses), net	(11,494)	3,427	(14,921)	*
Other, net	1,336	(286)	1,622	*
Total other income (expense), net	(131,755)	(156,871)	25,116	(16.0)
Income (loss) before income taxes	167,728	39,689	128,039	*
Income tax benefit (provision), net	(57,111)	(42,118)	(14,993)	35.6
Net income (loss)	110,617	(2,429)	113,046	*
Less: Net loss (income) attributable to non-controlling interests	10,154	11,754	(1,600)	(13.6)
Net income (loss) attributable to HSSC	$120,771	$9,325	$111,446	*

Other data:
EBITDA (2)	$760,381	$703,983	$56,398	8.0
Subscribers, end of period	1,462,000	1,564,000	(102,000)	(6.5)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements, is included in Results of Operations.  For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the years ended December 31, 2021 and 2020.

Services and other revenue.  Services and other revenue totaled $1.7 billion for the year ended December 31, 2021, an increase of $32.5 million, or 1.9%, as compared to 2020. The increase was primarily attributable to higher sales of broadband services to our consumer customers of $27.8 million and our mobile satellite system customers of $1.4 million. Sales of broadband services to our enterprise customers remained flat compared to 2020. These variances reflect the negative impact of exchange rate fluctuations of $4.6 million, primarily attributable to our consumer customers.

Equipment revenue. Equipment revenue totaled $270.4 million for the year ended December 31, 2021, an increase of $64.8 million, or 31.5%, as compared to 2020. The increase was primarily attributable to increases in hardware sales of $76.7 million to our enterprise customers, partially offset by decreases in hardware sales to our mobile satellite system customers of $8.0 million and to our consumer customers of $3.9 million.

Cost of sales - services and other.  Cost of sales - services and other totaled $544.9 million for the year ended December 31, 2021, a decrease of $27.7 million, or 4.8%, as compared to 2020.  The decrease was attributable to lower costs of services provided to our consumer customers associated with customer care and field services as well as a non-recurring decrease in a certain international regulatory fee of $4.5 million.

Cost of sales - equipment.  Cost of sales - equipment totaled $232.0 million for the year ended December 31, 2021, an increase of $65.5 million, or 39.4%, as compared to 2020.  The increase was primarily attributable to the corresponding increase in equipment revenue and product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $422.2 million for the year ended December 31, 2021, a decrease of $11.2 million, or 2.6%, as compared to 2020. The decrease was primarily attributable to decreases in bad debt expense of $4.2 million and decreases in other selling, general and administrative expenses of $3.8 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $464.1 million for the year ended December 31, 2021, a decrease of $34.7 million, or 7.0%, as compared to 2020.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $27.1 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $6.5 million, and (iii) decreases in other property and equipment depreciation expense of $2.9 million.

Interest income, net.  Interest income, net totaled $8.1 million for the year ended December 31, 2021, a decrease of $10.7 million, or 56.7%, as compared to 2020, primarily attributable to decreases in the yield on our marketable investment securities and a decrease in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized totaled $126.5 million for the year ended December 31, 2021, a decrease of $46.0 million, or 26.7%, as compared to 2020. The decrease was primarily attributable to a decrease of $41.4 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $3.5 million in capitalized interest relating to the EchoStar XXIV satellite program.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $5.3 million in losses for the year ended December 31, 2021, as compared to $6.1 million in losses for the year ended December 31, 2020, a decrease in losses of $0.8 million or 12.6%, as compared to 2020. The decrease was related to net increased earnings from our investments in our equity method investees.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $11.5 million in losses for the year ended December 31, 2021, as compared to $3.4 million in gains for the year ended December 31, 2020, a negative change of $14.9 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the year.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
Income tax benefit (provision), net.  Income tax benefit (provision), net was $(57.1) million for the year ended December 31, 2021, as compared to $(42.1) million for the year ended December 31, 2020. Our effective income tax rate was 34.0% and (106.1)% for the years ended December 31, 2021 and 2020, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2021 were primarily due to the increase in our valuation allowance associated with certain foreign losses, and the impact of state and local taxes. For the year ended December 31, 2020, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to the change in net unrealized losses that are capital in nature, various permanent tax differences, the impact of state and local taxes, and increase in our valuation allowance associated with certain foreign losses.

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the year ended December 31, 2020	$9,325
Increase (decrease) in operating income (loss), including depreciation and amortization	102,923
Decrease (increase) in interest expense, net of amounts capitalized	45,967
Increase (decrease) in gains (losses) on investments, net	2,335
Increase (decrease) in other, net	1,622
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	769
Decrease (increase) in net income (loss) attributable to non-controlling interests	(1,600)
Increase (decrease) in interest income, net	(10,656)
Increase (decrease) in foreign currency transaction gains (losses), net	(14,921)
Decrease (increase) in income tax benefit (provision), net	(14,993)
Net income (loss) attributable to HSSC for the year ended December 31, 2021	$120,771

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Net income (loss)	$110,617	$(2,429)	$113,046	*
Interest income, net	(8,146)	(18,802)	10,656	(56.7)
Interest expense, net of amounts capitalized	126,499	172,466	(45,967)	(26.7)
Income tax provision (benefit), net	57,111	42,118	14,993	35.6
Depreciation and amortization	464,146	498,876	(34,730)	(7.0)
Net loss (income) attributable to non-controlling interests	10,154	11,754	(1,600)	(13.6)
EBITDA	$760,381	$703,983	$56,398	8.0
*    Percentage is not meaningful.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the year ended December 31, 2020	$703,983
Increase (decrease) in operating income (loss), excluding depreciation and amortization	68,193
Increase (decrease) in gains (losses) on investments, net	2,335
Increase (decrease) in other, net	1,622
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	769
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,600)
Increase (decrease) in foreign currency transaction gains (losses), net	(14,921)
EBITDA for the year ended December 31, 2021	$760,381

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the year ended December 31, 2021, as compared to the year ended December 31, 2020:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726
Capital expenditures	296,303	—	—	296,303
EBITDA	781,824	9,185	(30,628)	760,381

For the year ended December 31, 2020
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358
Capital expenditures	355,197	41	—	355,238
EBITDA	727,608	7,873	(31,498)	703,983

Hughes Segment

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Total revenue	$1,956,226	$1,860,834	$95,392	5.1
Capital expenditures	296,303	355,197	(58,894)	(16.6)
EBITDA	781,824	727,608	54,216	7.5

Total revenue was $2.0 billion for the year ended December 31, 2021, an increase of $95.4 million, or 5.1%, as compared to 2020. Services and other revenue increased primarily due to increases in sales of broadband services to our consumer customers of $27.8 million and to our mobile satellite system customers of $1.4 million. Sales of broadband services to our enterprise customers remained flat compared to 2020. Equipment revenue increased primarily due to increases in hardware sales of $76.7 million to our enterprise customers, partially offset by decreases in hardware sales to our mobile satellite system customers of $8.0 million and to our consumer customers of $ 3.9 million. These variances reflect the negative impact of exchange rate fluctuations of $4.7 million.

Capital expenditures were $296.3 million for the year ended December 31, 2021, a decrease of $58.9 million, or 16.6%, as compared to 2020, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to our enterprise business and construction of our satellite-related ground infrastructure in preparation of the launch of EchoStar XXIV.

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2020	$727,608
Increase (decrease) in operating income (loss), excluding depreciation and amortization	65,216
Increase (decrease) in foreign currency transaction gains (losses), net	3,658
Increase (decrease) in other, net	2,249
Increase (decrease) in gains (losses) on investments, net	(229)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(1,600)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(15,078)
EBITDA for the year ended December 31, 2021	$781,824

ESS Segment

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Total revenue	$17,679	$17,398	$281	1.6
Capital expenditures	—	41	(41)	(100.0)
EBITDA	9,185	7,873	1,312	16.7

Total revenue was $17.7 million for the year ended December 31, 2021, which is primarily flat compared to 2020.

EBITDA was $9.2 million for the year ended December 31, 2021, an increase of $1.3 million, or 16.7%, as compared to 2020, primarily due to the recovery of a bad debt reserve.

Corporate and Other Segment

	For the years ended December 31,		Variance
	2021	2020	Amount	%
Total revenue	$20,821	$19,126	$1,695	8.9
EBITDA	(30,628)	(31,498)	870	(2.8)

Total revenue was $20.8 million for the year ended December 31, 2021, an increase of $1.7 million, or 8.9%, as compared to 2020, primarily due to increased services and other revenue from DISH Network.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2020	$(31,498)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	1,689
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	997
Increase (decrease) in gains (losses) on investments, net	85
Increase (decrease) in foreign currency transaction gains (losses), net	34
Increase (decrease) in other, net	$(1,935)
EBITDA for the year ended December 31, 2021	$(30,628)

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
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

Other, net.  Other, net primarily includes dividends received from our marketable investment securities and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations in our Consolidated Financial Statements.

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

Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2021, our cash, cash equivalents and marketable investment securities had a fair value of $1.3 billion. Of this amount, a total of $1.3 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $1.3 billion as of December 31, 2021, a hypothetical 10% change in average interest rates during 2021 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2021 of 0.23%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2021 would have resulted in a decrease of $0.3 million in annual interest income.

Other Investments

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2021, we had foreign currency forward contracts with a notional value of $12.8 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2021. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2021 would have resulted in an estimated loss to the cumulative translation adjustment of $45.5 million as of December 31, 2021.

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

Our Consolidated Financial Statements are included in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.    OTHER INFORMATION

Financial Results

On February 24, 2022, EchoStar issued a press release (the “Press Release”) announcing our financial results for the quarter and year ended December 31, 2021. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2021.  EchoStar’s board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Audit fees (1)	$2,050,883	$1,980,020
Audit-related fees (2)	1,907	2,276
Total audit and audited related fees	2,052,790	1,982,296
Tax fees (3)	8,625	12,941
Total fees	$2,061,415	$1,995,237
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
The request may be made with respect to either specific services or a type of service for predictable or recurring services.  All of the fees paid by us to KPMG LLP for services for 2021 and 2020 were pre-approved by EchoStar’s Audit Committee.

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

4.2*
Indenture, relating to the 5.250% Senior Secured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto, U.S. Bank National Association, as trustee and successor collateral agent (incorporated by reference to Exhibit 4.1 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.3*
Indenture, relating to the 6.625% Senior Unsecured Notes, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.4*
Registration Rights Agreement, dated as of July 27, 2016, among Hughes Satellite Systems Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.5*
Additional Secured Party Joinder, dated as of July 27, 2016, among U.S. Bank National Association, as trustee and successor collateral agent, and Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 4.4 to EchoStar Corporation’s Current Report on Form 8-K filed on July 27, 2016, Commission File No. 001-33807).

4.6*	Form of 5.250% Senior Secured Note due 2026 (included as part of Exhibit 4.2).
4.7*	Form of 6.625% Senior Unsecured Note due 2026 (included as part of Exhibit 4.3).
4.8*
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

4.9*
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
4.10*
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

4.11*
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

4.12*
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

4.13*
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

4.14*
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

10.5*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.31 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

Exhibit No.	Description
10.6*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.32 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.7*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Executive (2008) (incorporated by reference to Exhibit 10.33 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.8*
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

10.11*	EchoStar Corporation 2017 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**
10.12*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.13*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.14*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.15*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.16*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.17*
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

10.18*
Amendment to EchoStar Non-Qualified Plan-Executive Plan and Adoption Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.30 to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2018, filed February 21, 2019, Commission File No. 333-179121).**

Exhibit No.	Description
10.19*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 333-179121).**

10.20*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 333-179121). **

10.21*
Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001-33807). **

10.22(H)	Second Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of November 2, 2021. **
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (H)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated February 24, 2022 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2021.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Dugan	Chief Executive Officer, President and Director	February 24, 2022
Michael T. Dugan	(Principal Executive Officer)

/s/ David J. Rayner	Executive Vice President, Chief Financial Officer,	February 24, 2022
David J. Rayner	Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Charles W. Ergen	Chairman	February 24, 2022
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel	February 24, 2022
Dean A. Manson	Secretary and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors
Hughes Satellite Systems Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over certain Hughes segment revenue

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company reported $1,956,226,000 in total revenue for the Hughes segment for the year ended December 31, 2021, of which $1,685,799 and $270,427,000 was related to total services and other revenue and certain equipment related revenue, respectively. The Hughes segment provides broadband satellite technologies and broadband internet services to consumer customers, and broadband network technologies, managed services, equipment, hardware, satellite services, and communications solutions to consumer and enterprise customers.

We identified the evaluation of the sufficiency of audit evidence over certain Hughes segment revenue as a critical audit matter. Specifically, a high degree of auditor judgment was required to evaluate the nature and extent of audit evidence obtained related to the total services and other revenue and certain equipment related revenue of the Hughes segment. IT professionals with specialized skills and knowledge were required to assess the multiple information technology (IT) applications, data interfaces, and procedures used to initiate, process, and record transactions.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed. We evaluated the design and tested the operating effectiveness of internal controls, including controls related to the multiple IT applications, data interfaces, and procedures used to initiate, process, and record transactions. We assessed the recorded amounts by sampling transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts or payment and transaction support. We involved IT professionals with specialized skills and knowledge, who assisted in testing IT applications used by the Company in its revenue recognition process, and configuration and interface controls over the transfer of relevant data between systems used in the revenue recognition processes. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Denver, Colorado
February 24, 2022

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$429,168	$740,490
Marketable investment securities	854,502	1,203,296
Trade accounts receivable and contract assets, net	182,063	183,988
Other current assets, net	276,844	291,815
Total current assets	1,742,577	2,419,589
Non-current assets:
Property and equipment, net	1,523,447	1,691,523
Operating lease right-of-use assets	148,221	128,266
Goodwill	511,086	511,597
Regulatory authorizations, net	408,959	410,451
Other intangible assets, net	13,984	18,340
Other investments, net	91,226	103,924
Other non-current assets, net	302,840	307,677
Total non-current assets	2,999,763	3,171,778
Total assets	$4,742,340	$5,591,367

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$105,477	$118,568
Current portion of long-term debt, net	—	898,237
Contract liabilities	141,343	104,569
Accrued expenses and other current liabilities	308,879	325,587
Total current liabilities	555,699	1,446,961
Non-current liabilities:
Long-term debt, net	1,495,994	1,495,256
Deferred tax liabilities, net	334,406	369,940
Operating lease liabilities	134,001	114,877
Other non-current liabilities	153,251	87,957
Total non-current liabilities	2,117,652	2,068,030
Total liabilities	2,673,351	3,514,991

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both December 31, 2021 and 2020	—	—
Additional paid-in capital	1,489,776	1,486,730
Accumulated other comprehensive income (loss)	(173,381)	(146,840)
Accumulated earnings (losses)	692,341	671,570
Total Hughes Satellite Systems Corporation shareholder's equity	2,008,736	2,011,460
Non-controlling interests	60,253	64,916
Total shareholder's equity	2,068,989	2,076,376
Total liabilities and shareholder's equity	$4,742,340	$5,591,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Revenue:
Services and other revenue	$1,724,299	$1,691,757	$1,623,458
Equipment revenue	270,427	205,601	266,703
Total revenue	1,994,726	1,897,358	1,890,161
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	544,915	572,637	555,701
Cost of sales - equipment (exclusive of depreciation and amortization)	231,960	166,429	225,103
Selling, general and administrative expenses	422,235	433,408	467,869
Research and development expenses	31,777	29,448	25,739
Depreciation and amortization	464,146	498,876	464,797
Impairment of long-lived assets	210	—	—
Total costs and expenses	1,695,243	1,700,798	1,739,209
Operating income (loss)	299,483	196,560	150,952
Other income (expense):
Interest income, net	8,146	18,802	57,730
Interest expense, net of amounts capitalized	(126,499)	(172,466)	(272,218)
Gains (losses) on investments, net	2,103	(232)	(8,464)
Equity in earnings (losses) of unconsolidated affiliates, net	(5,347)	(6,116)	(3,333)
Foreign currency transaction gains (losses), net	(11,494)	3,427	(9,855)
Other, net	1,336	(286)	(633)
Total other income (expense), net	(131,755)	(156,871)	(236,773)
Income (loss) from continuing operations before income taxes	167,728	39,689	(85,821)
Income tax benefit (provision), net	(57,111)	(42,118)	(11,595)
Net income (loss) from continuing operations	110,617	(2,429)	(97,416)
Net income (loss) from discontinued operations	—	—	56,539
Net income (loss)	110,617	(2,429)	(40,877)
Less: Net loss (income) attributable to non-controlling interests	10,154	11,754	11,335
Net income (loss) attributable to HSSC	$120,771	$9,325	$(29,542)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$110,617	$(2,429)	$(40,877)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,317)	(77,646)	1,182
Unrealized gains (losses) on available-for-sale securities	490	(192)	1,817
Other	(98)	(4)	(114)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(5)	(1)	(419)
Total other comprehensive income (loss), net of tax	(30,930)	(77,843)	2,466
Comprehensive income (loss)	79,687	(80,272)	(38,411)
Less: Comprehensive loss (income) attributable to non-controlling interests	14,543	27,392	8,007
Comprehensive income (loss) attributable to HSSC	$94,230	$(52,880)	$(30,404)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Amounts in thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2018	$1,767,037	$(83,774)	$693,957	$15,275	$2,392,495
Stock-based compensation	5,436	—	—	—	5,436
Capital contribution from EchoStar Corporation	9,606	—	—	—	9,606
Purchase of non-controlling interest	(833)	—	—	(6,480)	(7,313)
Net assets distributed pursuant to the BSS Transaction	(332,699)	—	—	—	(332,699)
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	29,576	—	—	73,199	102,775
Other comprehensive income (loss)	—	(862)	—	3,328	2,466
Net income (loss)	—	—	(29,542)	(11,335)	(40,877)
Other, net	513	—	—	1,761	2,274
Balance, December 31, 2019	1,478,636	(84,636)	664,415	75,748	2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	3,883	—	—	—	3,883
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,580)	2,758
Contribution by non-controlling interest holder	—	—	—	18,241	18,241
Other comprehensive income (loss)	—	(62,204)	—	(15,630)	(77,834)
Net income (loss)	—	—	9,325	(11,754)	(2,429)
Other, net	(127)	—	(1)	131	3
Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	3,046	—	—	—	3,046
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	(26,541)	—	(4,389)	(30,930)
Net income (loss)	—	—	120,771	(10,154)	110,617
Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$110,617	$(2,429)	$(40,877)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	464,146	498,876	550,723
Impairment of long-lived assets	210	—	—
Losses (gains) on investments, net	(2,103)	232	8,464
Equity in losses (earnings) of unconsolidated affiliates, net	5,347	6,116	3,333
Foreign currency transaction losses (gains), net	11,494	(3,427)	9,855
Deferred tax provision (benefit), net	(38,276)	(4,261)	14,703
Stock-based compensation	3,046	5,167	5,436
Amortization of debt issuance costs	2,381	4,324	5,912
Dividends received from unconsolidated affiliates	—	—	2,716
Other, net	21,082	2,007	(240)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(2,342)	(2,755)	8,398
Other current assets, net	9,446	6,040	(81,414)
Trade accounts payable	(13,659)	(7,071)	13,510
Contract liabilities	36,774	3,509	26,411
Accrued expenses and other current liabilities	(17,383)	73,746	93,117
Non-current assets and non-current liabilities, net	71,531	(51,734)	13,557
Net cash provided by (used for) operating activities	662,311	528,340	633,604

Cash flows from investing activities:
Purchases of marketable investment securities	(1,517,849)	(2,035,712)	(709,350)
Sales and maturities of marketable investment securities	1,864,186	1,482,704	1,665,269
Expenditures for property and equipment	(296,303)	(355,238)	(309,291)
Expenditures for externally marketed software	(33,543)	(38,655)	(29,310)
Investments in unconsolidated affiliates	—	—	7,851
Purchases of regulatory authorizations	—	—	(7,850)
Dividend received from unconsolidated affiliate	—	—	2,284
Sales of other investments	9,451	—	—
Net cash provided by (used for) investing activities	25,942	(946,901)	619,603
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	—	—	(920,923)
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—	—
Payment of finance lease obligations	(670)	(811)	(29,347)
Payment of in-orbit incentive obligations	(2,214)	(1,554)	(4,430)
Contribution by non-controlling interest holder	9,880	18,241	—
Purchase of non-controlling interest	—	—	(7,313)
Dividend paid to EchoStar	(100,000)	—	—
Other, net	(966)	998	1,172
Net cash provided by (used for) financing activities	(995,788)	16,874	(960,841)

Effect of exchange rates on cash and cash equivalents	(3,614)	2,662	(663)
Net increase (decrease) in cash and cash equivalents	(311,149)	(399,025)	291,703
Cash and cash equivalents, including restricted amounts, beginning of period	741,297	1,140,322	848,619
Cash and cash equivalents, including restricted amounts, end of period	$430,148	$741,297	$1,140,322

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).  We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises. We operate in the following two business segments:

•Hughes segment (“Hughes segment”) — which provides broadband satellite technologies and broadband internet services to domestic and international consumer customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers and enterprise customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•Echostar Satellite Services segment (“ESS segment”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other segment in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 20. Segment Reporting for further detail.

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

In connection with the BSS Transaction, EchoStar and DISH Network agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

liabilities, respectively. Refer to Note 17 in our Consolidated Financial Statements for further details on certain customary agreements entered into with DISH in relation to the BSS Transaction.

The BSS Transaction was structured in a manner intended to be tax-free to EchoStar and its stockholders for U.S. federal income tax purposes and was accounted for as a spin-off to EchoStar’s stockholders as we and EchoStar did not receive any consideration. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. As a result of the BSS Transaction, the financial results of the BSS Business, except for certain real estate that transferred in the transaction, are presented as discontinued operations and, as such, excluded from continuing operations and segment results for the year ended December 31, 2019 as presented in these Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”).

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

Lessee Accounting

At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether we have the right to direct the use of the asset. Our operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.

A lease is classified as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset or (v) the asset is of a specialized nature and there is not expected to be an alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria. Our finance leases consist primarily of leases for satellite capacity.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases), and we recognize lease expense for these leases as incurred over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The ROU asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. The lease liability is initially measured at the present value of the minimum lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities are based on the original lease terms. In determining our incremental borrowing rate, we consider the lease term, secured incremental borrowing rate, and for leases denominated in a currency different than U.S. dollar, the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available.

We report operating lease ROU assets in Operating lease right-of-use assets and operating lease liabilities in Accrued expenses and other current liabilities and Operating lease liabilities. We report finance lease ROU assets in Property and equipment, net and finance lease liabilities in Current portion of long-term debt, net and Long-term debt, net.

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities in are included in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2021 and 2020 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Contract Assets

Contract assets represent revenue that we have recognized in advance of billing the customer and are included in Trade accounts receivable and contract assets, net or Other non-current assets, net in the Consolidated Balance Sheets based on the expected timing of customer payment. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer. Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed.

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

We have satellites acquired under finance leases. The recorded costs of those satellites are the present values of all lease payments. We amortize our finance lease ROU satellites over their respective lease terms.

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

Goodwill

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment may exist. All of our goodwill is assigned to our Hughes segment, as it was generated through the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries in 2011 (the “Hughes Acquisition”), and the agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”).

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

Other Equity Investments

We generally measure investments in non-publicly traded equity instruments without a readily determinable fair value at cost adjusted for observable price changes in orderly transactions for the identical or similar securities of the same issuer and changes resulting from impairments, if any. Other equity instruments are measured to determine their value based on observable market information. When we adjust the carrying amount of an investment to its estimated fair value, the gain or loss is recorded in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired we reduce its carrying value to its estimated fair value and recognize the impairment loss in Other-than-temporary impairment losses on equity method investments or Gains (losses) on investments, net in the Consolidated Statements of Operations.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recently Adopted Accounting Pronouncements

Income Taxes

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the Financial Accounting Standards Board (“FASB”) overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Credit Losses

On January 1, 2020, we adopted ASU No. 2016-13 - Financial Instruments - Credit Losses (Topic 326), as amended, and codified in Accounting Standards Codification Topic 326 (“ASC 326”). ASC 326 introduces a new approach to the periodic estimation of credit losses for certain financial assets based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets that have experienced credit deterioration since their original purchase. We have elected to apply the requirements of the new standard prospectively and we recognized a cumulative effect of adoption of $2.2 million to Accumulated earnings (losses) as of January 1, 2020. Based on this election, we did not restate our comparative Consolidated Financial Statements and they continue to be reported under the accounting standards in effect for the periods before January 1, 2020.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2023. Early adoption is permitted. The ASU is applied to business combinations occurring on or after the effective date.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. The ASU is effective for the Company for fiscal years beginning after December 15, 2021. We are evaluating the impact of adopting this new guidance and do not expect it to have a material impact on our consolidated financial statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2021	2020
Trade accounts receivable and contract assets, net:
Sales and services	$154,676	$149,513
Leasing	5,668	4,553
Total trade accounts receivable	160,344	154,066
Contract assets	36,307	45,308
Allowance for doubtful accounts	(14,588)	(15,386)
Total trade accounts receivable and contract assets, net	$182,063	$183,988

Contract liabilities:
Current	$141,343	$104,569
Non-current	10,669	10,519
Total contract liabilities	$152,012	$115,088

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2021	2020	2019
Revenue	$82,633	$72,877	$65,417

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2021	2020	2019
Balance at beginning of period	$15,386	$23,777	$16,604
Credit losses (1)	22,591	18,582	30,027
Deductions	(23,543)	(26,031)	(21,832)
Foreign currency translation	154	(942)	(1,022)
Balance at end of period	$14,588	$15,386	$23,777
(1)The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2021	2020	2019
Balance at beginning of period	$99,837	$113,592	$114,306
Additions	72,503	91,143	97,457
Amortization expense	(88,178)	(101,278)	(97,650)
Foreign currency translation	(1,176)	(3,620)	(521)
Balance at end of period	$82,986	$99,837	$113,592

Performance Obligations

As of December 31, 2021, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $914.7 million. We expect to recognize 51% of our remaining performance obligations of these contracts as revenue in the next twelve months. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
North America	$1,617,229	$17,679	$(385)	$1,634,523
South and Central America	176,515	—	—	176,515
Other	162,482	—	21,206	183,688
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

For the year ended December 31, 2020
North America	$1,556,961	$17,398	$(1,161)	$1,573,198
South and Central America	151,194	—	—	151,194
Other	152,679	—	20,287	172,966
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

For the year ended December 31, 2019
North America	$1,527,823	$16,257	$2,143	$1,546,223
South and Central America	125,458	—	—	125,458
Other	199,461	—	19,019	218,480
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
Services and other revenue:
Services	$1,646,778	$11,961	$—	$1,658,739
Lease revenue	39,021	5,718	20,821	65,560
Total services and other revenue	1,685,799	17,679	20,821	1,724,299
Equipment revenue:
Equipment	108,767	—	—	108,767
Design, development and construction services	152,934	—	—	152,934
Lease revenue	8,726	—	—	8,726
Total equipment revenue	270,427	—	—	270,427
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

For the year ended December 31, 2020
Services and other revenue:
Services	$1,614,730	$10,785	$—	$1,625,515
Lease revenue	40,503	6,613	19,126	66,242
Total services and other revenue	1,655,233	17,398	19,126	1,691,757
Equipment revenue:
Equipment	110,108	—	—	110,108
Design, development and construction services	88,511	—	—	88,511
Lease revenue	6,982	—	—	6,982
Total equipment revenue	205,601	—	—	205,601
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

For the year ended December 31, 2019
Services and other revenue:
Services	$1,535,966	$10,464	$878	$1,547,308
Lease revenue	50,073	5,793	20,284	76,150
Total services and other revenue	1,586,039	16,257	21,162	1,623,458
Equipment revenue:
Equipment	115,052	—	—	115,052
Design, development and construction services	145,646	—	—	145,646
Lease revenue	6,005	—	—	6,005
Total equipment revenue	266,703	—	—	266,703
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2021	2020	2019
Sales-type lease revenue:
Revenue at lease commencement	$7,998	$6,982	$6,005
Interest income	728	393	784
Total sales-type lease revenue	8,726	7,375	6,789
Operating lease revenue	65,560	65,849	75,366
Total lease revenue	$74,286	$73,224	$82,155

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $17.1 million and $13.0 million as of December 31, 2021 and 2020, respectively.

The following table presents future operating lease payments to be received as of December 31, 2021:

Amounts
December 31,
2022	$37,689
2023	33,460
2024	30,847
2025	29,125
2026	28,356
2027 and beyond	71,718
Total lease payments	$231,195

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2021			2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$1,860,766	$(1,549,508)	$311,258	$1,706,328	$(1,317,210)	$389,118
Satellites	104,620	(45,309)	59,311	104,620	(38,335)	66,285
Total	$1,965,386	$(1,594,817)	$370,569	$1,810,948	$(1,355,545)	$455,403

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2021	2020	2019
Customer premises equipment	$247,072	$246,542	$197,870
Satellites	6,975	6,975	7,495
Total	$254,047	$253,517	$205,365

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4.    LESSEE ACCOUNTING

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2021	2020
Right-of-use assets:
Operating	$148,221	$128,266
Finance	258,498	278,237
Total right-of-use assets	$406,719	$406,503

Lease liabilities:
Current:
Operating	$16,697	$14,670
Finance	123	423
Total current	16,820	15,093
Non-current:
Operating	134,001	114,877
Finance	—	129
Total non-current	134,001	115,006
Total lease liabilities	$150,821	$130,099

As of December 31, 2021, we have prepaid our obligations regarding most of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $95.7 million and $74.0 million as of December 31, 2021 and 2020, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$23,323	$23,321	$21,226
Finance lease cost:
Amortization of right-of-use assets	29,270	27,611	26,489
Interest on lease liabilities	49	106	173
Total finance lease cost	29,319	27,717	26,662
Short-term lease cost	—	132	434
Variable lease cost	1,895	3,799	9,585
Total lease cost	$54,537	$54,969	$57,907

	As of December 31,
	2021	2020
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	0.3 years	1.2 years
Operating leases	10.8 years	10.7 years

Weighted-average discount rate:
Finance leases	12.8%	12.2%
Operating leases	5.6%	6.0%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,808	$21,313	$19,654
Operating cash flows from finance leases	49	106	173
Financing cash flows from finance leases	430	499	654

We obtained ROU assets in exchange for lease liabilities of $26.1 million, $22.6 million and $8.5 million upon commencement of operating leases during the year ended December 31, 2021, 2020 and 2019, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents future minimum lease payments of our lease liabilities as of December 31, 2021:

	Operating Leases	Finance Leases	Total
Year ending December 31,
2022	$23,898	$130	$24,028
2023	23,361	—	23,361
2024	20,161	—	20,161
2025	16,320	—	16,320
2026	15,478	—	15,478
2027 and beyond	101,915	—	101,915
Total future minimum lease payments	201,133	130	201,263
Less: Interest	(50,435)	(7)	(50,442)
Total lease liabilities	$150,698	$123	$150,821

NOTE 5.    DISCONTINUED OPERATIONS

BSS Business

The following table presents the financial results of our discontinued operations of the BSS Business:

For the year ended December 31,
2019
Revenue:
Services and other revenue - DISH Network	$195,942
Services and other revenue - other	17,714
Total revenue	213,656
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	28,033
Selling, general and administrative expenses	6,903
Depreciation and amortization	85,926
Total costs and expenses	120,862
Operating income (loss)	92,794
Other income (expense):
Interest expense	(17,365)
Total other income (expense), net	(17,365)
Income (loss) from discontinued operations before income taxes	75,429
Income tax benefit (provision), net	(18,890)
Net income (loss) from discontinued operations	$56,539

No assets or liabilities attributable to our discontinued operations were held by us as of December 31, 2021 or December 31, 2020.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the significant supplemental cash flow information and adjustments to reconcile net income to net cash flow from operating activities for discontinued operations of the BSS business:

For the year ended December 31,
2019
Operating activities:
Net income (loss) from discontinued operations	$56,539
Depreciation and amortization	$85,926

Investing activities:
Expenditures for property and equipment	$510

Financing activities:
Payment of finance lease obligations	$27,203
Payment of in-orbit incentive obligations	$3,887

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

NOTE 6.    BUSINESS COMBINATIONS

In May 2019, we entered into the Yahsat Brazil JV Transaction. The combined business provides broadband internet services and enterprise solutions in Brazil using the Telesat T19V satellite, the Eutelsat 65W satellite and Yahsat’s Al Yah 3 satellite. The results of operations related to the business we acquired from Yahsat have been included in these Consolidated Financial Statements from the date of acquisition. As of December 31, 2020, we incurred $1.6 million of costs associated with the closing of the Yahsat Brazil JV Transaction.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(84,946)	$306	$4	$(84,636)
Other comprehensive income (loss) before reclassifications	(62,007)	(192)	(4)	(62,203)
Amounts reclassified to net income (loss)	—	(1)	—	(1)
Other comprehensive income (loss)	(62,007)	(193)	(4)	(62,204)
Balance, December 31, 2020	(146,953)	113	—	(146,840)
Other comprehensive income (loss) before reclassifications	(26,928)	490	(98)	(26,536)
Amounts reclassified to net income (loss)	—	(5)	—	(5)
Other comprehensive income (loss)	(26,928)	485	(98)	(26,541)
Balance, December 31, 2021	$(173,881)	$598	$(98)	$(173,381)

NOTE 8.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2021	2020
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$284,787	$276,361
Commercial paper	491,360	823,173
Other debt securities	78,355	103,756
Total available-for-sale debt securities	854,502	1,203,290
Equity securities	—	6
Total marketable investment securities	$854,502	$1,203,296

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2021
Corporate bonds	$285,169	$—	$(382)	$284,787
Commercial paper	491,360	—	—	491,360
Other debt securities	78,395	—	(40)	78,355
Total available-for-sale debt securities	$854,924	$—	$(422)	$854,502
As of December 31, 2020
Corporate bonds	$276,327	$59	$(25)	$276,361
Commercial paper	823,173	—	—	823,173
Other debt securities	103,758	3	(5)	103,756
Total available-for-sale debt securities	$1,203,258	$62	$(30)	$1,203,290

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2021	2020	2019
Proceeds from sales	$292,188	$112,497	$311,823

As of December 31, 2021, we have $771.9 million of available-for-sale debt securities with contractual maturities of one year or less and $82.6 million with contractual maturities greater than one year.

Equity Securities

The following table presents the activity of our equity securities:

	For the years ended December 31,
	2021	2020	2019
Gains (losses) on investments, net	$(6)	$(235)	$(833)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of December 31, 2021
Cash equivalents (including restricted)	$4,032	$320,732	$324,764
Available-for-sale debt securities:
Corporate bonds	$—	$284,787	$284,787
Commercial paper	—	491,360	491,360
Other debt securities	—	78,355	78,355
Total available-for-sale debt securities	—	854,502	854,502
Equity securities	—	—	—
Total marketable investment securities	$—	$854,502	$854,502

As of December 31, 2020
Cash equivalents (including restricted)	$128	$654,853	$654,981
Available-for-sale debt securities:
Corporate bonds	$—	$276,361	$276,361
Commercial paper	—	823,173	823,173
Other debt securities	95,497	8,259	103,756
Total available-for-sale debt securities	95,497	1,107,793	1,203,290
Equity securities	6	—	6
Total marketable investment securities	$95,503	$1,107,793	$1,203,296

As of December 31, 2021 and 2020, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 9.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of December 31,
	2021	2020
Property and equipment, net:
Satellites, net	$847,613	$954,559
Other property and equipment, net	675,834	736,964
Total property and equipment, net	$1,523,447	$1,691,523

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Satellites

As of December 31, 2021, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet as of December 31, 2021:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (2)	Hughes	January 2018	20 W	7
EchoStar IX (3) (4)	ESS	August 2003	121 W	12

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
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
(4)    EchoStar IX is approaching its end of station-kept life. The Company expects to place the satellite in an inclined-orbit in the fourth quarter of 2022 or first quarter of 2023, but this ability is dependent upon events beyond our control and may not occur on schedule if at all. Inclined-orbit will extend its life but impact revenue generating capabilities.
The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2021	2020
Satellites, net:
Satellites - owned	7 to 15	$1,500,836	$1,503,596
Satellites - acquired under finance leases	15	354,170	352,245
Total satellites		1,855,006	1,855,841
Accumulated depreciation:
Satellites - owned		(911,722)	(827,274)
Satellites - acquired under finance leases		(95,671)	(74,008)
Total accumulated depreciation		(1,007,393)	(901,282)
Total satellites, net		$847,613	$954,559

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2021	2020	2019
Depreciation expense:
Satellites - owned	$85,068	$108,273	$110,685
Satellites - acquired under finance leases	23,740	27,611	25,755
Total depreciation expense	$108,808	$135,884	$136,440

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the years ended December 31,
	2021	2020	2019
Capitalized interest	$6,002	$2,488	$1,019

Satellite-Related Commitments

As of December 31, 2021 and 2020 our satellite-related commitments were $179.7 million and $224.4 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2021.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. Our satellites and other payloads, either in orbit or under construction, are not covered by launch or in-orbit insurance. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Fair Value of In-Orbit Incentives

As of December 31, 2021 and 2020, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $53.2 million and $55.4 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2021	2020
Other property and equipment, net:
Land	—	$13,322	$13,440
Buildings and improvements	1 to 40	73,824	73,834
Furniture, fixtures, equipment and other	1 to 12	723,902	720,495
Customer premises equipment	2 to 4	1,860,766	1,706,328
Construction in progress		157,038	97,996
Total other property and equipment		2,828,852	2,612,093
Accumulated depreciation		(2,153,018)	(1,875,129)
Other property and equipment, net		$675,834	$736,964

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2021	2020	2019
Other property and equipment depreciation expense:
Buildings and improvements	$4,908	$4,285	$4,409
Furniture, fixtures, equipment and other	72,855	76,649	89,868
Customer premises equipment	247,072	246,542	194,906
Total depreciation expense	$324,835	$327,476	$289,183

NOTE 10.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2018	$—	$—	$—	$400,043	$400,043
Additions	12,833	—	12,833	(43)	12,790
Amortization expense	—	(161)	(161)	—	(161)
Currency translation adjustments	(309)	—	(309)	—	(309)
Balance, December 31, 2019	12,524	(161)	12,363	400,000	412,363
Amortization expense	—	(902)	(902)	—	(902)
Currency translation adjustments	(1,019)	9	(1,010)	—	(1,010)
Balance, December 31, 2020	11,505	(1,054)	10,451	400,000	410,451
Amortization expense	—	(806)	(806)	—	(806)
Currency translation adjustments	(772)	86	(686)	—	(686)
Balance, December 31, 2021	$10,733	$(1,774)	$8,959	$400,000	$408,959

Weighted-average useful life (in years)		14

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

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2021:

Amount
For the years ending December 31,
2022	$781
2023	781
2024	781
2025	781
2026	781
2027 and beyond	5,054
Total	$8,959

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2018	$270,300	$51,400	$29,700	$351,400
As of December 31, 2019	270,300	51,400	29,700	351,400
As of December 31, 2020	270,300	51,400	29,700	351,400
As of December 31, 2021	$270,300	$51,400	$29,700	$351,400

Accumulated amortization:
As of December 31, 2018	$(244,787)	$(51,400)	$(11,261)	$(307,448)
Amortization expense	(13,146)	—	(1,485)	(14,631)
As of December 31, 2019	(257,933)	(51,400)	(12,746)	(322,079)
Amortization expense	(9,496)	—	(1,485)	(10,981)
As of December 31, 2020	(267,429)	(51,400)	(14,231)	(333,060)
Amortization expense	(2,871)	—	(1,485)	(4,356)
As of December 31, 2021	$(270,300)	$(51,400)	$(15,716)	$(337,416)

Carrying amount:
As of December 31, 2018	$25,513	$—	$18,439	$43,952
As of December 31, 2019	$12,367	$—	$16,954	$29,321
As of December 31, 2020	$2,871	$—	$15,469	$18,340
As of December 31, 2021	$—	$—	$13,984	$13,984

Weighted-average useful life (in years)	8	6	20

Future Amortization

The following table presents our estimated future amortization of other intangible assets as of  December 31, 2021:

Amount
For the years ending December 31,
2022	$1,485
2023	1,485
2024	1,485
2025	1,485
2026	1,485
2027 and beyond	6,559
Total	$13,984

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2021	2020
Other investments, net:
Equity method investments	$91,226	$96,573
Other equity investments	—	7,351
Total other investments, net	$91,226	$103,924

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the years ended December 31,
	2021	2020	2019
Deluxe	$5,480	$4,393	$4,377
BCS	$8,278	$9,080	$8,979

The following table presents trade accounts receivable:

	As of December 31,
	2021	2020
Deluxe	$934	$716
BCS	$5,544	$9,347

We recorded cash distributions from our investments of $2.7 million for the year ended December 31, 2019. There were no cash distributions from our investments for the years ended December 31, 2021 and 2020. These cash distributions were determined to be a return on investment and reported in Net cash provided by (used for) operating activities in the Consolidated Statements of Cash Flows. We recorded an additional dividend from our investments of $2.3 million for the year ended December 31, 2019 that was considered a return of investment and reported in Net cash provided by (used for) investing activities in the Consolidated Statements of Cash Flows. There were no returns of investment during the years ended December 31, 2021 and 2020.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Equity Investments

During the year ended December 31, 2019, we recorded a $8.1 million reduction to the carrying amount of one of our investments based on circumstances that indicated the fair value of the investment was less than its carrying amount. There were no similar reductions for the years ended December 31, 2021 and 2020.

NOTE 13.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Current portion of long-term debt, net and Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2021		2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$825,555	$750,000	$834,045
Senior Unsecured Notes:
7 5/8% Senior Unsecured Notes due 2021	—%	—	—	900,000	924,003
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	838,740	750,000	852,810
Less: Unamortized debt issuance costs		(4,006)	—	(6,507)	—
Total long-term debt		1,495,994	1,664,295	2,393,493	2,610,858
Less: Current portion, net		—	—	(898,237)	(924,003)
Long-term debt, net		$1,495,994	$1,664,295	$1,495,256	$1,686,855
2021 Senior Unsecured Notes

On June 1, 2011, we issued $900.0 million aggregate principal amount of 7 5/8% Senior Unsecured Notes due 2021 (the “2021 Senior Unsecured Notes,”) at an issue price of 100.0%, pursuant to an Unsecured Indenture dated June 1, 2011. The principal and interest owed on the 2021 Senior Unsecured Notes were paid off at its maturity date on June 15, 2021.

2026 Senior Secured Notes and 2026 Senior Unsecured Notes

On July 27, 2016, we issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due 2026 (the “2026 Senior Secured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (the “2016 Secured Indenture”) and $750.0 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due 2026 (the “2026 Senior Unsecured Notes”) at an issue price of 100.0%, pursuant to an indenture dated July 27, 2016 (together with the 2016 Secured Indenture, the “Indentures”). The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Notes” and individually as a series of the Notes. The Notes mature on August 1, 2026. Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8%. Interest on the Notes is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

Additional Information Relating to the Notes

Each series of the Notes is redeemable, in whole or in part, at any time at a redemption price equal to 100.0% of the principal amount thereof plus a “make-whole” premium, as defined in the applicable Indenture, together with accrued and unpaid interest, if any, to the date of redemption.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The 2026 Senior Secured Notes are:

•our secured obligations;
•secured by security interests in substantially all of our and certain of our subsidiaries’ existing and future tangible and intangible assets on a first priority basis, subject to certain exceptions;
•effectively junior to our obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes to the extent of the value of the collateral securing such obligations;
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

The 2026 Senior Unsecured Notes are:

•our unsecured senior obligations;
•ranked equally with all existing and future unsubordinated indebtedness and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;
•effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;
•senior in right of payment to all our existing and future obligations that are expressly subordinated to the 2026 Senior Unsecured Notes;
•structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the 2026 Senior Unsecured Notes; and
•unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

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

Debt Issuance Costs

For the years ended December 31, 2021, 2020 and 2019, we amortized $2.4 million, $4.3 million and $5.9 million respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

NOTE 14.    INCOME TAXES

The following table presents the components of Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2021	2020	2019
Domestic	$246,207	$116,268	$68,574
Foreign	(78,479)	(76,579)	(154,395)
Income (loss) from continuing operations before income taxes	$167,728	$39,689	$(85,821)

The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations:

	For the years ended December 31,
	2021	2020	2019
Current benefit (provision), net:
Federal	$(73,571)	$(40,109)	$(4,525)
State	(18,562)	(4,152)	2,584
Foreign	(3,254)	(1,740)	(1,415)
Total current benefit (provision), net	$(95,387)	$(46,001)	$(3,356)

Deferred benefit (provision), net:
Federal	$28,319	$15,151	$(1,292)
State	3,705	(2,926)	(10,370)
Foreign	6,252	(8,342)	3,423
Total deferred benefit (provision), net	38,276	3,883	(8,239)
Total income tax benefit (provision), net	$(57,111)	$(42,118)	$(11,595)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations :

	For the years ended December 31,
	2021	2020	2019
Statutory rate	$(35,223)	$(8,336)	$18,023
State income taxes, net of federal provision (benefit)	(10,960)	(6,205)	(4,148)
Permanent differences	(806)	(1,447)	(5,888)
Tax credits	4,573	1,137	5,137
Valuation allowance	(23,346)	(36,491)	(35,974)
Rates different than statutory	10,164	9,725	11,182
Other	(1,513)	(501)	73
Total income tax benefit (provision), net	$(57,111)	$(42,118)	$(11,595)

The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses, credit and other carryforwards	$121,021	$87,550
Unrealized losses on investments, net	8,890	4,036
Accrued expenses	30,973	22,218
Stock-based compensation	6,833	6,157
Other assets	8,985	33,900
Total deferred tax assets	176,702	153,861
Valuation allowance	(139,727)	(143,501)
Deferred tax assets after valuation allowance	$36,975	$10,360

Deferred tax liabilities:
Depreciation and amortization	$(338,130)	$(377,404)
Other liabilities	(27,840)	(1,217)
Total deferred tax liabilities	(365,970)	(378,621)
Total net deferred tax liabilities	$(328,995)	$(368,261)

Net deferred tax assets (liabilities) foreign jurisdiction	$5,267	$1,679
Net deferred tax assets (liabilities) domestic	(334,262)	(369,940)
Total net deferred tax assets (liabilities)	$(328,995)	$(368,261)

Overall, our net deferred tax assets were offset by a valuation allowance of $139.7 million and $143.5 million as of December 31, 2021 and 2020, respectively. The change in the valuation allowance relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries, offset by a decrease due to changes in foreign exchange rates.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2021, we had foreign net operating loss carryforwards of $413.2 million. The net operating loss carryforwards associated with India will begin to expire in 2027.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2021, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. However, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have now been subjected to U.S. federal income tax. As of December 31, 2021 and 2020, we had net deferred tax assets related to our foreign subsidiaries of $5.4 million and $1.7 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. As of December 31, 2021, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as tax year 2008. We also file income tax returns in the United Kingdom, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004. As of December 31, 2021, we are currently being audited by the Indian tax authorities for fiscal years 2004 through 2018. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2021	2020	2019
Unrecognized tax benefit balance as of beginning of period:	$7,294	$7,866	$7,866
Reductions based on tax positions related to prior years	—	(572)	—
Balance as of end of period	$7,294	$7,294	$7,866

As of December 31, 2021 and 2020, we had $7.3 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.

For the years ended December 31, 2021, 2020 and 2019, our income tax provision included an insignificant amount of interest and penalties.

NOTE 15.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 5.0 million shares of EchoStar’s Class A common stock.  As of December 31, 2021, EchoStar had approximately 1.3 million shares of Class A common stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by EchoStar or its subsidiaries for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of EchoStar’s Class A common stock on that date.  For the years ended December 31, 2021, 2020 and 2019, employee purchases of EchoStar’s Class A common stock through the ESPP totaled approximately 446,000 shares, 452,000 shares and 280,000 shares, respectively.

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

The following table presents our matching contributions and discretionary contributions:

	For the years ended December 31,
	2021	2020	2019
Matching contributions	$5,434	$5,239	$5,095
Fair value of EchoStar discretionary contributions of its Class A common stock, net of forfeitures, under 401(k) plan	$7,125	$6,921	$6,654

NOTE 16.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $2.8 million, $7.5 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the years ended December 31,
	2021	2020	2019
Services and other revenue - EchoStar	$21,206	$20,287	$19,504

The following table presents the corresponding related party receivables:

	As of December 31,
	2021	2020
Related party receivables - EchoStar - current	$122,619	$116,220
Related party receivables - EchoStar - non-current	56,055	57,136
Total related party receivables - EchoStar	$178,674	$173,356

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the years ended December 31,
	2021	2020	2019
Operating expenses - EchoStar	$56,430	$56,859	$56,234

The following table presents the corresponding related party payables:

	As of December 31,
	2021	2020
Related party payables - EchoStar - current	$124,578	$51,421
Related party payables - EchoStar - non-current	24,118	25,114
Total related party payables - EchoStar	$148,696	$76,535

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the European Union and its member states (“EU”) to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $21.2 million, $20.3 million and $19.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the second half of 2022. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $1.6 million, $1.5 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 17.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar Corporation and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar Corporation and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

In January 2017, EchoStar and certain of its subsidiaries entered into a share exchange agreement (the “Share Exchange Agreement”) with DISH and certain of its subsidiaries pursuant to which, in February 2017, we received all of the shares of preferred tracking stock previously issued by us and one of our subsidiaries (the “Tracking Stock”), representing an 80% economic interest in the residential retail satellite broadband business of our Hughes segment, in the Share Exchange. The Tracking Stock was retired in March 2017.

In September 2019, pursuant to the Master Transaction Agreement with DISH and the Merger Sub, we completed the BSS Transaction.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2021	2020	2019
Services and other revenue - DISH Network	$21,718	$25,930	$40,014

The following table presents the related trade accounts receivable:

	As of December 31,
	2021	2020
Trade accounts receivable - DISH Network	$3,457	$4,706

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. Subject to availability, DISH Network generally has the right to continue leasing satellite capacity from us on the EchoStar IX satellite on a month-to-month basis.

Telesat Obligation Agreement. In September 2009, we entered into the Telesat Transponder Agreement. In September 2009, we entered into the DISH Nimiq 5 Agreement. Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. We transferred the Telesat Transponder Agreement to DISH Network in September 2019 as part of the BSS Transaction; however, we retained certain obligations related to DISH Network’s performance under that agreement and we entered into an agreement with DISH Network whereby DISH Network compensates us for retaining such obligations.

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2021	2020	2019
Operating expenses - DISH Network	$4,813	$4,734	$3,684

The following table presents the related trade accounts payable:

	As of December 31,
	2021	2020
Trade accounts payable - DISH Network	$587	$477

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 16. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 1, 2023 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice.  However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

Real Estate Lease from DISH Network. We have entered into lease agreements pursuant to which we lease certain real estate from DISH Network. Effective March 2017, we entered into an agreement with DISH Network for certain space at 796 East Utah Valley Drive in American Fork, Utah for a period ending in August 2017. We exercised our option to renew this agreement for a five-year period ending in August 2022. We and DISH Network amended this agreement to, among other things, terminate this agreement in March 2019. The rent on a per square foot basis is comparable to per square foot rental rates of similar commercial property in the same geographic area at the time of the lease or subsequent amendments and includes our portion of the taxes, insurance, utilities and/or maintenance of the premises.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement to be effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements to be effective May 2021. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $8.4 million, $16.6 million and $17.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Referral Marketing Agreement. In June 2021, we and DISH Network entered into an agreement pursuant to which we will pre-qualify prospects contacting Hughes call centers and transfer those prospects to DISH Network for introduction to DISH Network’s video services, for prospects that convert Hughes will receive a commission. This agreement has an indefinite term and, after June 2022, may be terminated by either party upon 90 days’ prior written notice.

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

NOTE 18.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2021. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $1.9 million, $4.4 million and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2020, we had $0.4 million of trade accounts receivable from TSI.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Global IP

In May 2017, we entered into an agreement with Global-IP Cayman (“Global IP”) providing for the sale of certain equipment and services to Global IP. Mr. William David Wade, a member of EchoStar’s board of directors, served as a member of the board of directors of Global IP and as an executive advisor to the Chief Executive Officer of Global IP from September 2017 until April 2019 and from September 2017 until December 2019, respectively. In August 2018, we and Global IP amended the agreement to: (i) change certain of the equipment and services to be provided to Global IP, (ii) modify certain payment terms, (iii) provide Global IP an option to use one of our test lab facilities and (iv) effectuate the assignment of the agreement from Global IP to one of its wholly-owned subsidiaries. In February 2019, we terminated the agreement as a result of Global IP’s defaults resulting from its failure to make payments to us as required under the terms of the agreement and we reserved our rights and remedies against Global IP under the agreement. We have not recognized any revenue since the termination of this agreement. As of December 31, 2021 and 2020, we were owed $7.5 million from Global IP.

Maxar Technologies Inc.

Mr. Jeffrey Tarr, who joined EchoStar’s board of directors in March 2019, served as a consultant and advisor to Maxar Technologies Inc. and its subsidiaries (“Maxar Tech”) through May 2019. We previously entered into agreements with Maxar Tech for the manufacture and certain other services of the EchoStar IX satellite, the EchoStar XVII satellite, the EchoStar XIX satellite, the EchoStar XXI satellite and the EchoStar XXIV satellite and our former EchoStar XI satellite, EchoStar XIV satellite, EchoStar XVI satellite and EchoStar XXIII satellite. Maxar Tech provides us with anomaly support for these satellites once launched pursuant to the terms of the agreements. Maxar Tech also provides a warranty on one of these satellites and may be required to pay us certain amounts should the satellite not operate according to certain performance specifications. Our obligations to pay Maxar Tech under these agreements during the design life of the applicable satellites may be reduced if the applicable satellites do not operate according to certain performance specifications. We incurred aggregate costs payable to Maxar Tech under these agreements of $6.5 million, $6.3 million and $13.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. At both December 31, 2021 and 2020, we had no trade payable to Maxar Tech.

NOTE 19.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due in the Years Ending December 31,
	Total (6)(7)	2022	2023	2024	2025	2026	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$—	$—	$1,500,000	$—
Interest on long-term debt (2)	445,315	89,063	89,063	89,063	89,063	89,063	—
Satellite-related commitments (3)	179,727	62,599	18,033	17,041	17,457	15,987	48,610
Operating lease obligations (4)	201,133	23,898	23,361	20,161	16,320	15,478	101,915
Finance lease obligations (5)	130	130	—	—	—	—	—
Total	$2,326,305	$175,690	$130,457	$126,265	$122,840	$1,620,528	$150,525
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2) Includes interest on long-term debt.
(3) Includes payments pursuant to: i) agreements for the construction of the EchoStar XXIV satellite, ii) the EchoStar XXIV launch contract, iii) regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.
(4)    Operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.
(5) Finance leases consist primarily of leases for satellite capacity.
(6) The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain.
(7) The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement.

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

The following table presents the components of the accrual:

	As of December 31,
	2021	2020
Additional license fees	$3,812	$3,890
Penalties	3,912	3,992
Interest and interest on penalties	81,389	76,871
Less: Payments	(8,451)	(2,975)
Total accrual	$80,662	$81,778

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

NOTE 20.    SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments, Hughes segment and ESS segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2021
External revenue	$1,956,226	$17,295	$21,205	$1,994,726
Intersegment revenue	—	384	(384)	—
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

Capital expenditures	$296,303	$—	$—	$296,303
EBITDA	$781,824	$9,185	$(30,628)	$760,381

For the year ended December 31, 2020
External revenue	$1,860,834	$16,237	$20,287	$1,897,358
Intersegment revenue	—	1,161	(1,161)	—
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

Capital expenditures	$355,197	$41	$—	$355,238
EBITDA	$727,608	$7,873	$(31,498)	$703,983

For the year ended December 31, 2019
External revenue	$1,852,742	$15,131	$22,288	$1,890,161
Intersegment revenue	—	1,126	(1,126)	—
Total revenue	$1,852,742	$16,257	$21,162	$1,890,161

Capital expenditures	$308,781	$—	$—	$308,781
EBITDA	$625,660	$6,994	$(27,855)	$604,799

The following table reconciles Income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the years ended December 31,
	2021	2020	2019
Income (loss) from continuing operations before income taxes	$167,728	$39,689	$(85,821)
Interest income, net	(8,146)	(18,802)	(57,730)
Interest expense, net of amounts capitalized	126,499	172,466	272,218
Depreciation and amortization	464,146	498,876	464,797
Net loss (income) attributable to non-controlling interests	10,154	11,754	11,335
EBITDA	$760,381	$703,983	$604,799

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2021	2020
Long-lived assets:
North America	$2,148,052	$2,257,820
South and Central America	267,429	311,041
Other	41,995	63,050
Total long-lived assets	$2,457,476	$2,631,911

NOTE 21.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2021	2020	2019
Cost of sales - equipment	$29,636	$19,788	$24,495
Research and development expenses	$31,777	$29,448	$25,739

Advertising Costs

We incurred advertising expense of $82.4 million, $65.1 million and $88.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2021	2020	2019
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$740,490	$1,139,435	$847,823
Restricted cash	807	887	796
Total cash and cash equivalents, included restricted amounts, beginning of period	$741,297	$1,140,322	$848,619

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$429,168	$740,490	$1,139,435
Restricted cash	980	807	887
Total cash and cash equivalents, included restricted amounts, end of period	$430,148	$741,297	$1,140,322

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of December 31,
	2021	2020
Other current assets, net:
Trade accounts receivable - DISH Network	$3,457	$4,706
Inventory	102,907	97,831
Prepaids and deposits	27,737	42,243
Related party receivables - EchoStar	122,619	116,220
Other, net	20,124	30,815
Total other current assets	$276,844	$291,815

Other non-current assets, net:
Restricted cash	$980	$807
Deferred tax assets, net	5,411	1,679
Capitalized software, net	124,701	116,661
Contract acquisition costs, net	82,986	99,837
Contract fulfillment costs, net	1,721	2,580
Related party receivables - EchoStar	56,055	57,136
Other, net	30,986	28,977
Total other non-current assets, net	$302,840	$307,677

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the years ended December 31,
	2021		2020
	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$1,747	$12,869	$—	$—
Credit losses (1)	—	3,328	$1,595	13,378
Foreign currency translation	(1,747)	1,159	152	(509)
Deductions	—	(647)	—	—
Balance at end of period	$—	$16,709	$1,747	$12,869
1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of December 31,
	2021	2020
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$124,578	$51,421
Trade accounts payable - DISH Network	587	477
Accrued interest	39,289	42,388
Accrued compensation	45,630	52,231
Accrued taxes	9,790	11,780
Operating lease obligation	16,697	14,670
Accrual for license fee dispute	11,178	81,778
Other	61,130	70,842
Total accrued expenses and other current liabilities	$308,879	$325,587

Other non-current liabilities:
Related party payables - EchoStar	$24,118	$25,114
Accrual for license fee dispute	69,484	—
Other	59,649	62,843
Total other non-current liabilities	$153,251	$87,957

Inventory

The following table presents the components of inventory:

	As of December 31,
	2021	2020
Raw materials	$13,778	$4,564
Work-in-process	11,705	8,280
Finished goods	77,424	84,987
Total inventory	$102,907	$97,831

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2021	2020
Net carrying amount of externally marketed software	$124,701	$116,661
Externally marketed software under development and not yet placed into service	$57,357	$72,047

	For the years ended December 31,
	2021	2020	2019
Capitalized costs related to development of externally marketed software	$33,543	$38,655	$29,310
Amortization expense relating to externally marketed software	$25,288	$23,780	$24,284
Weighted-average useful life (in years)	4

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$118,638	$162,692	$216,025
Cash paid for income taxes	$10,641	$9,094	$3,094

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(347)	$(6,198)	$1,625
Non-cash assets exchanged for BSS Transaction	$—	$—	$332,699
Non-cash net assets received in exchange for a 20% ownership interest in our existing Brazilian subsidiary	$—	$—	$94,918
Contribution from EchoStar in our existing Brazilian subsidiary	$—	$—	$9,606

NOTE 22.    SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Notes.  See Note 13. Long-term Debt for further information on our Notes.

In lieu of separate financial statements of the Guarantor Subsidiaries, accompanying consolidating financial information prepared in accordance with Rule 3-10(f) of Regulation S-X is presented below, including the accompanying balance sheet information, the accompanying statement of operations and comprehensive income (loss) information and the accompanying statement of cash flows information of HSSC, the Guarantor Subsidiaries on a combined basis and the non-guarantor subsidiaries of HSSC on a combined basis and the eliminations necessary to arrive at the corresponding information of HSSC on a consolidated basis.

The indentures governing our Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of certain of our subsidiaries to pay dividends or make distributions, incur additional debt,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, enter into transactions with affiliates or allow to exist certain restrictions on the ability to pay dividends, make distributions, make other payments, or transfer assets.

The accompanying consolidating financial information (amounts in thousands) presented below should be read in conjunction with our consolidated financial statements and notes thereto included herein.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheet as of December 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$324,764	$42,550	$61,854	$—	$429,168
Marketable investment securities	854,502	—	—	—	854,502
Trade accounts receivable and contract assets, net	—	127,350	54,713	—	182,063
Other current assets, net	170,283	1,056,871	94,185	(1,044,495)	276,844
Total current assets	1,349,549	1,226,771	210,752	(1,044,495)	1,742,577
Non-current assets:
Property and equipment, net	—	1,209,859	313,588	—	1,523,447
Operating lease right-of-use assets	—	117,912	30,309	—	148,221
Goodwill	—	504,173	6,913	—	511,086
Regulatory authorizations, net	—	400,000	8,959	—	408,959
Other intangible assets, net	—	13,984	—	—	13,984
Other investments, net	—	9,600	81,626	—	91,226
Investment in subsidiaries	3,126,926	292,211	—	(3,419,137)	—
Other non-current assets, net	1,191	299,149	97,305	(94,805)	302,840
Total non-current assets	3,128,117	2,846,888	538,700	(3,513,942)	2,999,763
Total assets	$4,477,666	$4,073,659	$749,452	$(4,558,437)	$4,742,340
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$92,156	$13,321	$—	$105,477
Contract liabilities	—	134,474	6,869	—	141,343
Accrued expenses and other current liabilities	972,936	218,463	161,975	(1,044,495)	308,879
Total current liabilities	972,936	445,093	182,165	(1,044,495)	555,699
Non-current liabilities:
Long-term debt, net	1,495,994	—	—	—	1,495,994
Deferred tax liabilities, net	—	334,148	258	—	334,406
Operating lease liabilities	—	108,431	25,570	—	134,001
Other non-current liabilities	—	59,623	188,432	(94,804)	153,251
Total non-current liabilities	1,495,994	502,202	214,260	(94,804)	2,117,652
Total liabilities	2,468,930	947,295	396,425	(1,139,299)	2,673,351
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,008,736	3,126,364	292,774	(3,419,138)	2,008,736
Non-controlling interests	—	—	60,253	—	60,253
Total shareholder's equity	2,008,736	3,126,364	353,027	(3,419,138)	2,068,989
Total liabilities and shareholder's equity	$4,477,666	$4,073,659	$749,452	$(4,558,437)	$4,742,340

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheet as of December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$649,851	$46,055	$44,584	$—	$740,490
Marketable investment securities	1,203,296	—	—	—	1,203,296
Trade accounts receivable and contract assets, net	—	129,572	54,416	—	183,988
Other current assets, net	148,158	830,912	171,676	(858,931)	291,815
Total current assets	2,001,305	1,006,539	270,676	(858,931)	2,419,589
Non-current assets:
Property and equipment, net	—	1,312,673	378,850	—	1,691,523
Operating lease right-of-use assets	—	99,578	28,688	—	128,266
Goodwill	—	504,173	7,424	—	511,597
Regulatory authorizations, net	—	400,000	10,451	—	410,451
Other intangible assets, net	—	18,340	—	—	18,340
Other investments, net	—	103,924	—	—	103,924
Investment in subsidiaries	2,942,178	251,394	—	(3,193,572)	—
Other non-current assets, net	700	307,661	94,031	(94,715)	307,677
Total non-current assets	2,942,878	2,997,743	519,444	(3,288,287)	3,171,778
Total assets	$4,944,183	$4,004,282	$790,120	$(4,147,218)	$5,591,367
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$98,914	$19,654	$—	$118,568
Current portion of long-term debt, net	898,237	—	—	—	898,237
Contract liabilities	—	99,838	4,731	—	104,569
Accrued expenses and other current liabilities	529,661	352,121	302,736	(858,931)	325,587
Total current liabilities	1,427,898	550,873	327,121	(858,931)	1,446,961
Non-current liabilities:
Long-term debt, net	1,495,256	—	—	—	1,495,256
Deferred tax liabilities, net	9,569	357,835	2,536	—	369,940
Operating lease liabilities	—	91,241	23,636	—	114,877
Other non-current liabilities	—	62,717	119,955	(94,715)	87,957
Total non-current liabilities	1,504,825	511,793	146,127	(94,715)	2,068,030
Total liabilities	2,932,723	1,062,666	473,248	(953,646)	3,514,991
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,011,460	2,941,616	251,956	(3,193,572)	2,011,460
Non-controlling interests	—	—	64,916	—	64,916
Total shareholder's equity	2,011,460	2,941,616	316,872	(3,193,572)	2,076,376
Total liabilities and shareholder's equity	$4,944,183	$4,004,282	$790,120	$(4,147,218)	$5,591,367

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,428,960	$317,948	$(22,609)	$1,724,299
Equipment revenue	—	284,139	26,041	(39,753)	270,427
Total revenue	—	1,713,099	343,989	(62,362)	1,994,726
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	420,767	147,660	(23,512)	544,915
Cost of sales - equipment (exclusive of depreciation and amortization)	—	251,195	17,938	(37,173)	231,960
Selling, general and administrative expenses	—	331,973	91,939	(1,677)	422,235
Research and development expenses	—	31,159	618	—	31,777
Depreciation and amortization	—	333,618	130,528	—	464,146
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	1,368,922	388,683	(62,362)	1,695,243
Operating income (loss)	—	344,177	(44,694)	—	299,483
Other income (expense):
Interest income	3,367	5,270	4,460	(4,951)	8,146
Interest expense, net of amounts capitalized	(120,635)	1,189	(12,004)	4,951	(126,499)
Gains (losses) on investments, net	2	2,101	—	—	2,103
Equity in earnings (losses) of unconsolidated affiliates, net	—	1,714	(7,061)	—	(5,347)
Equity in earnings (losses) of subsidiaries, net	207,895	(65,083)	—	(142,812)	—
Foreign currency transaction gains (losses), net	—	(72)	(11,422)	—	(11,494)
Other, net	(1,938)	3,380	(106)	—	1,336
Total other income (expense), net	88,691	(51,501)	(26,133)	(142,812)	(131,755)
Income (loss) before income taxes	88,691	292,676	(70,827)	(142,812)	167,728
Income tax benefit (provision), net	32,080	(84,781)	(4,410)	—	(57,111)
Net income (loss) from continuing operations	120,771	207,895	(75,237)	(142,812)	110,617
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	120,771	207,895	(75,237)	(142,812)	110,617
Less: Net loss (income) attributable to non-controlling interests	—	—	10,154	—	10,154
Net income (loss) attributable to HSSC	$120,771	$207,895	$(65,083)	$(142,812)	$120,771
Comprehensive income (loss):
Net income (loss)	$120,771	$207,895	$(75,237)	$(142,812)	$110,617
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(31,317)	—	(31,317)
Unrealized gains (losses) on available-for-sale securities	490	—	—	—	490
Other	—	—	(98)	—	(98)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries, net	(27,026)	(27,026)	—	54,052	—
Total other comprehensive income (loss), net of tax	(26,541)	(27,026)	(31,415)	54,052	(30,930)
Comprehensive income (loss)	94,230	180,869	(106,652)	(88,760)	79,687
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	14,543	—	14,543
Comprehensive income (loss) attributable to HSSC	$94,230	$180,869	$(92,109)	$(88,760)	$94,230

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,452,180	$274,926	$(35,349)	$1,691,757
Equipment revenue	—	256,090	26,520	(77,009)	205,601
Total revenue	—	1,708,270	301,446	(112,358)	1,897,358
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	443,806	162,561	(33,730)	572,637
Cost of sales - equipment (exclusive of depreciation and amortization)	—	223,086	20,352	(77,009)	166,429
Selling, general and administrative expenses	—	359,151	75,876	(1,619)	433,408
Research and development expenses	—	28,846	602	—	29,448
Depreciation and amortization	—	391,319	107,557	—	498,876
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	1,446,208	366,948	(112,358)	1,700,798
Operating income (loss)	—	262,062	(65,502)	—	196,560
Other income (expense):
Interest income, net	14,843	4,049	3,711	(3,801)	18,802
Interest expense, net of amounts capitalized	(162,012)	(2,691)	(11,564)	3,801	(172,466)
Gains (losses) on investments, net	(82)	(150)	—	—	(232)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(6,116)	—	—	(6,116)
Equity in earnings (losses) of subsidiaries, net	121,688	(68,916)	—	(52,772)	—
Foreign currency transaction gains (losses), net	—	(269)	3,696	—	3,427
Other, net	—	(645)	359	—	(286)
Total other income (expense), net	(25,563)	(74,738)	(3,798)	(52,772)	(156,871)
Income (loss) from continuing operations before income taxes	(25,563)	187,324	(69,300)	(52,772)	39,689
Income tax benefit (provision), net	34,888	(65,435)	(11,571)	—	(42,118)
Net income (loss) from continuing operations	9,325	121,889	(80,871)	(52,772)	(2,429)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	9,325	121,889	(80,871)	(52,772)	(2,429)
Less: Net loss (income) attributable to non-controlling interests	—	—	11,754	—	11,754
Net income (loss) attributable to HSSC	$9,325	$121,889	$(69,117)	$(52,772)	$9,325
Comprehensive income (loss):
Net income (loss)	$9,325	$121,889	$(80,871)	$(52,772)	$(2,429)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(77,646)	—	(77,646)
Unrealized gains (losses) on available-for-sale securities	(192)	—	—	—	(192)
Other	—	—	(4)	—	(4)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(1)	—	—	—	(1)
Equity in other comprehensive income (loss) of subsidiaries, net	(62,012)	(62,012)	—	124,024	—
Total other comprehensive income (loss), net of tax	(62,205)	(62,012)	(77,650)	124,024	(77,843)
Comprehensive income (loss)	(52,880)	59,877	(158,521)	71,252	(80,272)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	27,392	—	27,392
Comprehensive income (loss) attributable to HSSC	$(52,880)	$59,877	$(131,129)	$71,252	$(52,880)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,417,659	$242,257	$(36,458)	$1,623,458
Equipment revenue	—	283,792	32,864	(49,953)	266,703
Total revenue	—	1,701,451	275,121	(86,411)	1,890,161
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	438,214	151,493	(34,006)	555,701
Cost of sales - equipment (exclusive of depreciation and amortization)	—	250,700	24,357	(49,954)	225,103
Selling, general and administrative expenses	6,720	375,309	88,291	(2,451)	467,869
Research and development expenses	—	25,082	657	—	25,739
Depreciation and amortization	—	391,464	73,333	—	464,797
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	6,720	1,480,769	338,131	(86,411)	1,739,209
Operating income (loss)	(6,720)	220,682	(63,010)	—	150,952
Other income (expense):
Interest income, net	54,341	4,441	2,798	(3,850)	57,730
Interest expense, net of amounts capitalized	(190,685)	(7,832)	(77,551)	3,850	(272,218)
Gains (losses) on investments, net	455	(8,919)	—	—	(8,464)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(3,333)	—	—	(3,333)
Equity in earnings (losses) of subsidiaries, net	75,047	(135,258)	—	60,211	—
Foreign currency transaction gains (losses), net	—	(344)	(9,511)	—	(9,855)
Other, net	(100)	(351)	(182)	—	(633)
Total other income (expense), net	(60,942)	(151,596)	(84,446)	60,211	(236,773)
Income (loss) from continuing operations before income taxes	(67,662)	69,086	(147,456)	60,211	(85,821)
Income tax benefit (provision), net	38,120	(50,242)	527	—	(11,595)
Net income (loss) from continuing operations	(29,542)	18,844	(146,929)	60,211	(97,416)
Net income (loss) from discontinued operations	—	56,539	—	—	56,539
Net income (loss)	(29,542)	75,383	(146,929)	60,211	(40,877)
Less: Net loss (income) attributable to non-controlling interests	—	—	11,335	—	11,335
Net income (loss) attributable to HSSC	$(29,542)	$75,383	$(135,594)	$60,211	$(29,542)
Comprehensive income (loss):
Net income (loss)	$(29,542)	$75,383	$(146,929)	$60,211	$(40,877)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,182	—	1,182
Unrealized gains (losses) on available-for-sale securities	1,817	—	—	—	1,817
Other	—	—	(114)	—	(114)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(419)	—	—	—	(419)
Equity in other comprehensive income (loss) of subsidiaries, net	(2,260)	(2,260)	—	4,520	—
Total other comprehensive income (loss), net of tax	(862)	(2,260)	1,068	4,520	2,466
Comprehensive income (loss)	(30,404)	73,123	(145,861)	64,731	(38,411)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,007	—	8,007
Comprehensive income (loss) attributable to HSSC	$(30,404)	$73,123	$(137,854)	$64,731	$(30,404)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$120,771	$207,895	$(75,237)	$(142,812)	$110,617
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(213,342)	479,663	142,561	142,812	551,694
Net cash provided by (used for) operating activities	(92,571)	687,558	67,324	—	662,311

Cash flows from investing activities:
Purchases of marketable investment securities	(1,517,849)	—	—	—	(1,517,849)
Sales and maturities of marketable investment securities	1,864,186	—	—	—	1,864,186
Expenditures for property and equipment	—	(196,902)	(99,401)	—	(296,303)
Expenditures for externally marketed software	—	(33,543)	—	—	(33,543)
Distributions (contributions) and advances from (to) subsidiaries, net	422,965	(44,891)	—	(378,074)	—
Sales of other investments	—	9,451	—	—	9,451
Net cash provided by (used for) investing activities	769,302	(265,885)	(99,401)	(378,074)	25,942

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(901,818)	—	—	—	(901,818)
Payment of finance lease obligations	—	—	(670)	—	(670)
Payment of in-orbit incentive obligations	—	(2,214)	—	—	(2,214)
Contribution by non-controlling interest holder	—	—	9,880	—	9,880
Dividend paid to EchoStar	(100,000)	—	—	—	(100,000)
Other, net	—	—	(966)	—	(966)
Contribution (distributions) and advances (to) from parent, net	—	(422,965)	44,891	378,074	—
Net cash provided by (used for) financing activities	(1,001,818)	(425,179)	53,135	378,074	(995,788)

Effect of exchange rates on cash and cash equivalents	—	—	(3,614)	—	(3,614)
Net increase (decrease) in cash and cash equivalents	(325,087)	(3,506)	17,444	—	(311,149)
Cash and cash equivalents, including restricted amounts, beginning of period	649,851	46,055	45,391	—	741,297
Cash and cash equivalents, including restricted amounts, end of period	$324,764	$42,549	$62,835	$—	$430,148

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,325	$121,889	$(80,871)	$(52,772)	$(2,429)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(108,780)	480,249	106,528	52,772	530,769
Net cash provided by (used for) operating activities	(99,455)	602,138	25,657	—	528,340

Cash flows from investing activities:
Purchases of marketable investment securities	(2,035,712)	—	—	—	(2,035,712)
Sales and maturities of marketable investment securities	1,482,704	—	—	—	1,482,704
Expenditures for property and equipment	—	(202,083)	(153,155)	—	(355,238)
Expenditures for externally marketed software	—	(38,655)	—	—	(38,655)
Distributions (contributions) and advances from (to) subsidiaries, net	244,411	(101,718)	—	(142,693)	—
Net cash provided by (used for) investing activities	(308,597)	(342,456)	(153,155)	(142,693)	(946,901)

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(811)	—	(811)
Payment of in-orbit incentive obligations	—	(1,554)	—	—	(1,554)
Contribution by non-controlling interest holder	—	—	18,241	—	18,241
Other, net	—	—	998	—	998
Contribution (distributions) and advances (to) from parent, net	—	(244,411)	101,718	142,693	—
Net cash provided by (used for) financing activities	—	(245,965)	120,146	142,693	16,874

Effect of exchange rates on cash and cash equivalents	—	—	2,662	—	2,662
Net increase (decrease) in cash and cash equivalents	(408,052)	13,717	(4,690)	—	(399,025)
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$649,851	$46,055	$45,391	$—	$741,297

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2019

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(29,542)	$75,383	$(146,929)	$60,211	$(40,877)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(26,693)	569,444	191,941	(60,211)	674,481
Net cash provided by (used for) operating activities	(56,235)	644,827	45,012	—	633,604

Cash flows from investing activities:
Purchases of marketable investment securities	(709,350)	—	—	—	(709,350)
Sales and maturities of marketable investment securities	1,665,269	—	—	—	1,665,269
Investment in unconsolidated affiliates	—	(7)	7,858	—	7,851
Dividend received from unconsolidated affiliate	—	2,284	—	—	2,284
Expenditures for property and equipment	—	(215,000)	(94,291)	—	(309,291)
Expenditures for externally marketed software	—	(29,310)	—	—	(29,310)
Purchases of regulatory authorizations	—	—	(7,850)	—	(7,850)
Distributions (contributions) and advances from (to) subsidiaries, net	307,424	(75,086)	—	(232,338)	—
Net cash provided by (used for) investing activities	1,263,343	(317,119)	(94,283)	(232,338)	619,603

Cash flows from financing activities:
Repurchase and maturity of the 2019 Senior Secured Notes	(920,923)	—	—	—	(920,923)
Payment of finance lease obligations	—	(27,203)	(2,144)	—	(29,347)
Payment of in-orbit incentive obligations	—	(4,430)	—	—	(4,430)
Purchase of non-controlling interest	—	(2,666)	(4,647)	—	(7,313)
Other, net	—	—	1,172	—	1,172
Contribution (distributions) and advances (to) from parent, net	—	(307,424)	75,086	232,338	—
Net cash provided by (used for) financing activities	(920,923)	(341,723)	69,467	232,338	(960,841)

Effect of exchange rates on cash and cash equivalents	—	—	(663)	—	(663)
Net increase (decrease) in cash and cash equivalents	286,185	(14,015)	19,533	—	291,703
Cash and cash equivalents, including restricted amounts, beginning of period	771,718	46,353	30,548	—	848,619
Cash and cash equivalents, including restricted amounts, end of period	$1,057,903	$32,338	$50,081	$—	$1,140,322

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 23.    SUBSEQUENT EVENT

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti will contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to our two existing Indian subsidiaries that conduct our VSAT services and hardware business. On January 4, 2022, the formation of this joint venture was announced, with Bharti obtaining a 33% ownership interest in the combined business. The joint venture combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation.