Form 10-Q
period 2022-03-31
Hughes Satellite Systems Corp
filed 2022-05-05
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 28, 2022, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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
i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$770,639	$429,168
Marketable investment securities	442,552	854,502
Trade accounts receivable and contract assets, net	199,306	182,063
Other current assets, net	281,748	276,844
Total current assets	1,694,245	1,742,577
Non-current assets:
Property and equipment, net	1,518,892	1,523,447
Operating lease right-of-use assets	150,025	148,221
Goodwill	535,394	511,086
Regulatory authorizations, net	409,410	408,959
Other intangible assets, net	17,792	13,984
Other investments, net	89,511	91,226
Other non-current assets, net	300,500	302,840
Total non-current assets	3,021,524	2,999,763
Total assets	$4,715,769	$4,742,340

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$107,953	$105,477
Contract liabilities	138,201	141,343
Accrued expenses and other current liabilities	276,234	308,879
Total current liabilities	522,388	555,699
Non-current liabilities:
Long-term debt, net	1,496,185	1,495,994
Deferred tax liabilities, net	343,173	334,406
Operating lease liabilities	135,848	134,001
Other non-current liabilities	141,075	153,251
Total non-current liabilities	2,116,281	2,117,652
Total liabilities	2,638,669	2,673,351

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both March 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both March 31, 2022 and 2021	—	—
Additional paid-in capital	1,476,465	1,489,776
Accumulated other comprehensive income (loss)	(136,721)	(173,381)
Accumulated earnings (losses)	625,642	692,341
Total Hughes Satellite Systems Corporation shareholder's equity	1,965,386	2,008,736
Non-controlling interests	111,714	60,253
Total shareholder's equity	2,077,100	2,068,989
Total liabilities and shareholder's equity	$4,715,769	$4,742,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue:
Services and other revenue	$420,941	$432,991
Equipment revenue	82,717	52,239
Total revenue	503,658	485,230
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	139,354	131,412
Cost of sales - equipment (exclusive of depreciation and amortization)	69,105	45,140
Selling, general and administrative expenses	111,618	104,370
Research and development expenses	7,616	7,545
Depreciation and amortization	113,678	122,664
Impairment of long-lived assets	—	210
Total costs and expenses	441,371	411,341
Operating income (loss)	62,287	73,889
Other income (expense):
Interest income, net	2,280	2,394
Interest expense, net of amounts capitalized	(23,378)	(41,922)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,714)	(1,761)
Foreign currency transaction gains (losses), net	6,655	(3,360)
Other, net	(189)	(973)
Total other income (expense), net	(16,346)	(45,622)
Income (loss) before income taxes	45,941	28,267
Income tax benefit (provision), net	(15,128)	(10,637)
Net income (loss)	30,813	17,630
Less: Net loss (income) attributable to non-controlling interests	2,488	947
Net income (loss) attributable to HSSC	$33,301	$18,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Net income (loss)	$30,813	$17,630
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46,686	(33,742)
Unrealized gains (losses) on available-for-sale securities	(470)	(88)
Total other comprehensive income (loss), net of tax	46,216	(33,830)
Comprehensive income (loss)	77,029	(16,200)
Less: Comprehensive loss (income) attributable to non-controlling interests	(7,068)	6,557
Comprehensive income (loss) attributable to HSSC	$69,961	$(9,643)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	860	—	—	—	860
Contribution by non-controlling interest holder	—	—	—	5,400	5,400
Other comprehensive income (loss)	—	(28,220)	—	(5,610)	(33,830)
Net income (loss)	—	—	18,577	(947)	17,630
Balance, March 31, 2021	$1,487,590	$(175,060)	$690,147	$63,759	$2,066,436

Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Stock-based compensation	779	—	—	—	779
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,090)	—	—	44,393	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	36,660	—	9,556	46,216
Net income (loss)	—	—	33,301	(2,488)	30,813
Balance, March 31, 2022	$1,476,465	$(136,721)	$625,642	$111,714	$2,077,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$30,813	$17,630
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	113,678	122,664
Impairment of long-lived assets	—	210
Equity in losses (earnings) of unconsolidated affiliates, net	1,714	1,761
Foreign currency transaction losses (gains), net	(6,655)	3,360
Deferred tax provision (benefit), net	7,575	6,584
Stock-based compensation	779	860
Amortization of debt issuance costs	191	1,118
Other, net	(1,627)	10,981
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(8,526)	(6,078)
Other current assets, net	3,181	1,826
Trade accounts payable	8,284	(15,484)
Contract liabilities	(3,142)	7,938
Accrued expenses and other current liabilities	(31,511)	(33,091)
Non-current assets and non-current liabilities, net	(9,570)	1,170
Net cash provided by (used for) operating activities	105,184	121,449

Cash flows from investing activities:
Purchases of marketable investment securities	(76,228)	(310,528)
Sales and maturities of marketable investment securities	485,730	1,003,198
Expenditures for property and equipment	(61,021)	(82,196)
Expenditures for externally marketed software	(5,093)	(7,846)
India JV formation	(7,892)	—
Net cash provided by (used for) investing activities	335,496	602,628

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(62,588)
Payment of finance lease obligations	(85)	(329)
Payment of in-orbit incentive obligations	(1,444)	(1,104)
Contribution by non-controlling interest holder	—	5,400
Dividend paid to EchoStar	(100,000)	—
Other, net	—	(292)
Net cash provided by (used for) financing activities	(101,529)	(58,913)

Effect of exchange rates on cash and cash equivalents	3,490	(1,700)
Net increase (decrease) in cash and cash equivalents	342,641	663,464
Cash and cash equivalents, including restricted amounts, beginning of period	430,148	741,297
Cash and cash equivalents, including restricted amounts, end of period	$772,789	$1,404,761
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
(Unaudited)
NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).  We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies, broadband internet services for consumer customers, which include home and small to medium-sized businesses, and satellite services. We also deliver innovative network technologies, managed services and communications solutions for enterprise customers, which include aeronautical and government enterprises. We operate in the following two business segments:

•Hughes segment — which provides broadband satellite technologies and broadband internet services to domestic and international consumer customers and broadband network technologies, managed services, equipment, hardware, satellite services and communication solutions to service providers and enterprise customers. The Hughes segment also designs, provides and installs gateway and terminal equipment to customers for other satellite systems. In addition, our Hughes segment designs, develops, constructs and provides telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•Echostar Satellite Services segment (“ESS segment”) — which uses certain of our owned and leased in-orbit satellites and related licenses to provide satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

Our operations also include various corporate departments (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other segment in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 15. Segment Reporting for further detail.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2023. Early adoption is permitted. The ASU is applied to business combinations occurring on or after the effective date.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2022	December 31, 2021
Trade accounts receivable and contract assets, net:
Sales and services	$160,325	$154,676
Leasing	5,722	5,668
Total trade accounts receivable	166,047	160,344
Contract assets	49,783	36,307
Allowance for doubtful accounts	(16,524)	(14,588)
Total trade accounts receivable and contract assets, net	$199,306	$182,063

Contract liabilities:
Current	$138,201	$141,343
Non-current	10,292	10,669
Total contract liabilities	$148,493	$152,012

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2022	2021
Revenue	$88,947	$63,081

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2022	2021
Balance at beginning of period	$82,986	$99,837
Additions	15,788	18,400
Amortization expense	(20,197)	(22,769)
Foreign currency translation	1,995	(875)
Balance at end of period	$80,572	$94,593

Performance Obligations

As of March 31, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $890.4 million. Performance obligations expected to be satisfied within one year and greater than one year are 48.0% and 52.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
North America	$399,422	$4,474	$(198)	$403,698
South and Central America	42,872	—	—	42,872
Other	51,812	—	5,276	57,088
Total revenue	$494,106	$4,474	$5,078	$503,658

For the three months ended March 31, 2021
North America	$398,759	$4,089	$(88)	$402,760
South and Central America	43,030	—	—	43,030
Other	34,070	—	5,370	39,440
Total revenue	$475,859	$4,089	$5,282	$485,230

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
Services and other revenue:
Services	$400,402	$2,935	$—	$403,337
Lease revenue	10,987	1,539	5,078	17,604
Total services and other revenue	411,389	4,474	5,078	420,941
Equipment revenue:
Equipment	25,885	—	—	25,885
Design, development and construction services	55,905	—	—	55,905
Lease revenue	927	—	—	927
Total equipment revenue	82,717	—	—	82,717
Total revenue	$494,106	$4,474	$5,078	$503,658

For the three months ended March 31, 2021
Services and other revenue:
Services	$413,519	$2,690	$—	$416,209
Lease revenue	10,101	1,399	5,282	16,782
Total services and other revenue	423,620	4,089	5,282	432,991
Equipment revenue:
Equipment	28,521	—	—	28,521
Design, development and construction services	21,636	—	—	21,636
Lease revenue	2,082	—	—	2,082
Total equipment revenue	52,239	—	—	52,239
Total revenue	$475,859	$4,089	$5,282	$485,230

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$638	$2,082
Interest income	289	73
Total sales-type lease revenue	927	2,155
Operating lease revenue	17,604	16,709
Total lease revenue	$18,531	$18,864

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4.    BUSINESS COMBINATIONS

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti agreed to contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to Hughes Communications India Private Limited (“HCIPL”) and its subsidiaries, our less than wholly owned Indian subsidiaries, that conduct our VSAT services and hardware business in India. On January 4, 2022, this joint venture was formed (the “India JV”) and subsequent to the formation of the India JV, we hold a 67% ownership interest and Bharti holds a 33% ownership interest in HCIPL. The India JV combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India. The results of operations related to the India JV have been included in these Consolidated Financial Statements from the date of formation. The costs associated with the closing of the India JV were not material and were expensed as incurred.

The fair value of the consideration transferred was $38.2 million. Net cash paid was $7.9 million, inclusive of amounts paid for the acquisition of, or of HCIPL shares from, entities that were shareholders of HCIPL prior to closing the India JV.

All assets and liabilities acquired in the India JV formation have been recorded at fair value. The following table presents our preliminary allocation of the purchase price:

Amounts
Assets:
Trade accounts receivable and contract assets, net	$6,160
Other current assets	2,085
Property and equipment	4,669
Goodwill	23,086
Other intangible assets	4,428
Total assets	$40,428

Liabilities:
Trade accounts payable	$133
Accrued expenses and other current liabilities	986
Deferred tax liabilities	1,114
Total liabilities	$2,233

Total purchase price	$38,195

The preliminary valuation of assets acquired and liabilities assumed in the India JV were derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in a customer relationship intangible of $4.4 million with an estimated life of 5 years and is reported in Other intangible assets, net.
Goodwill associated with the India JV is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce. Goodwill has been allocated entirely to our Hughes segment.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2022	December 31, 2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$189,084	$284,787
Commercial paper	221,670	491,360
Other debt securities	31,798	78,355
Total available-for-sale debt securities	442,552	854,502
Equity securities	—	—
Total marketable investment securities	$442,552	$854,502

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2022
Corporate bonds	$189,878	$—	$(794)	$189,084
Commercial paper	221,670	—	—	221,670
Other debt securities	31,896	—	(98)	31,798
Total available-for-sale debt securities	$443,444	$—	$(892)	$442,552
As of December 31, 2021
Corporate bonds	$285,169	$—	$(382)	$284,787
Commercial paper	491,360	—	—	491,360
Other debt securities	78,395	—	(40)	78,355
Total available-for-sale debt securities	$854,924	$—	$(422)	$854,502

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2022	2021
Proceeds from sales	$29,018	$95,765

As of March 31, 2022, we have $433.7 million of available-for-sale debt securities with contractual maturities of one year or less and $8.9 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of March 31, 2022
Cash equivalents (including restricted)	$20,192	$651,679	$671,871
Available-for-sale debt securities:
Corporate bonds	$—	$189,084	$189,084
Commercial paper	—	221,670	221,670
Other debt securities	—	31,798	31,798
Total available-for-sale debt securities	—	442,552	442,552
Equity securities	—	—	—
Total marketable investment securities	$—	$442,552	$442,552

As of December 31, 2021
Cash equivalents (including restricted)	$4,032	$320,732	$324,764
Available-for-sale debt securities:
Corporate bonds	$—	$284,787	$284,787
Commercial paper	—	491,360	491,360
Other debt securities	—	78,355	78,355
Total available-for-sale debt securities	—	854,502	854,502
Equity securities	—	—	—
Total marketable investment securities	$—	$854,502	$854,502

As of March 31, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	March 31, 2022	December 31, 2021
Property and equipment, net:
Satellites, net	$838,054	$847,613
Other property and equipment, net	680,838	675,834
Total property and equipment, net	$1,518,892	$1,523,447
Satellites

As of March 31, 2022, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our GEO satellite fleet as of March 31, 2022:

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
(1)    Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries (the “Hughes Acquisition”).
(2) Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite. Depreciable life represents the remaining useful life as of November 2019.
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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2022	December 31, 2021
Satellites, net:
Satellites - owned	7 to 15	$1,507,482	$1,500,836
Satellites - acquired under finance leases	15	370,728	354,170
Total satellites		1,878,210	1,855,006
Accumulated depreciation:
Satellites - owned		(932,762)	(911,722)
Satellites - acquired under finance leases		(107,394)	(95,671)
Total accumulated depreciation		(1,040,156)	(1,007,393)
Total satellites, net		$838,054	$847,613

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended March 31,
	2022	2021
Depreciation expense:
Satellites - owned	$18,915	$27,068
Satellites - acquired under finance leases	5,987	7,201
Total depreciation expense	$24,902	$34,269

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended March 31,
	2022	2021
Capitalized interest	$1,963	$1,246

Satellite-Related Commitments

As of March 31, 2022 and December 31, 2021 our satellite-related commitments were $167.9 million and $179.7 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2022.

Fair Value of In-Orbit Incentives

As of March 31, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $51.7 million and $53.2 million, respectively.

NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	11,505	(1,054)	10,451	400,000	410,451
Amortization expense	—	(208)	(208)	—	(208)
Currency translation adjustments	(321)	38	(283)	—	(283)
Balance, March 31, 2021	11,184	(1,224)	9,960	400,000	409,960

Balance, December 31, 2021	10,733	(1,774)	8,959	400,000	408,959
Amortization expense	—	(203)	(203)	—	(203)
Currency translation adjustments	818	(164)	654	—	654
Balance, March 31, 2022	$11,551	$(2,141)	$9,410	$400,000	$409,410

Weighted-average useful life (in years)		14

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	March 31, 2022	December 31, 2021
Other investments, net:
Equity method investments	$89,511	$91,226
Total other investments, net	$89,511	$91,226

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended March 31,
	2022	2021
Deluxe	$1,323	$1,631
BCS	$1,771	$1,348

The following table presents trade accounts receivable:

	As of
	March 31, 2022	December 31, 2021
Deluxe	$1,040	$934
BCS	$6,575	$5,544

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		March 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$765,668	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	777,023	750,000	838,740
Less: Unamortized debt issuance costs		(3,815)	—	(4,006)	—
Total long-term debt, net		$1,496,185	$1,542,691	$1,495,994	$1,664,295
NOTE 10.    INCOME TAXES

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

Our income tax provision was $15.1 million for the three months ended March 31, 2022 compared to our income tax provision of $10.6 million for the three months ended March 31, 2021. Our estimated effective income tax rate was 32.9% and 37.6% for the three months ended March 31, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance.

NOTE 11.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $2.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended March 31,
	2022	2021
Services and other revenue - EchoStar	$5,277	$5,371

The following table presents the corresponding related party receivables:

	As of
	March 31, 2022	December 31, 2021
Related party receivables - EchoStar - current	$119,576	$122,619
Related party receivables - EchoStar - non-current	55,047	56,055
Total related party receivables - EchoStar	$174,623	$178,674

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended March 31,
	2022	2021
Operating expenses - EchoStar	$17,530	$15,387

The following table presents the corresponding related party payables:

	As of
	March 31, 2022	December 31, 2021
Related party payables - EchoStar - current	$124,348	$124,578
Related party payables - EchoStar - non-current	23,871	24,118
Total related party payables - EchoStar	$148,219	$148,696

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Share Exchange Agreement. Prior to consummation of the Share Exchange, EchoStar was required to complete steps necessary for the transferring of certain assets and liabilities to DISH Network Corporation (“DISH”) and its subsidiaries (together with DISH, “DISH Network”). As part of these steps, subsidiaries of EchoStar that, prior to the consummation of the Share Exchange, owned EchoStar’s business of providing online video delivery and satellite video delivery for broadcasters and pay-TV operators, including satellite uplinking/downlinking, transmission services, signal processing and conditional access management, and other services and related assets and liabilities were contributed to one of our subsidiaries in consideration for additional shares of HSSC’s common stock that were then issued to a subsidiary of EchoStar.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $5.3 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the first quarter of 2023. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Dividends. On March 17, 2022, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $100.0 million. Payment of this dividend was made in the first quarter of 2022.

NOTE 12.    RELATED PARTY TRANSACTIONS - DISH NETWORK

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH Network and our joint venture Dish Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended March 31,
	2022	2021
Services and other revenue - DISH Network	$4,812	$5,727

The following table presents the related trade accounts receivable:

	As of
	March 31, 2022	December 31, 2021
Trade accounts receivable - DISH Network	$3,526	$3,457

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2022	2021
Operating expenses - DISH Network	$1,094	$1,099

The following table presents the related trade accounts payable:

	As of
	March 31, 2022	December 31, 2021
Trade accounts payable - DISH Network	$608	$587

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 11. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 1, 2023 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice.  However, either party may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet satellite internet service (the “HughesNet service”) and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

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

Other Receivables - DISH Network

Tax Sharing Agreement. Effective December 2007, EchoStar and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs EchoStar and DISH and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network and DISH Network indemnifies EchoStar and its subsidiaries for such taxes. However, DISH Network is not liable for and does not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”), because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar or its subsidiaries take or fail to take or (iii) any action that EchoStar or its subsidiaries take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar and its subsidiaries will be solely liable for, and will indemnify DISH Network for any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 13.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 we had $0.2 million of trade accounts receivable from TSI.

NOTE 14.    CONTINGENCIES

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement. The case is expected to be dismissed once the Court approves a class distribution order.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on March 31, 2021 and March 31, 2022.

The following table presents the components of the accrual:

	As of
	March 31, 2022	December 31, 2021
Additional license fees	$3,750	$3,812
Penalties	3,849	3,912
Interest and interest on penalties	81,569	81,389
Less: Payments	(19,471)	(8,451)
Total accrual	$69,697	$80,662

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
External revenue	$494,106	$4,276	$5,276	$503,658
Intersegment revenue	—	198	(198)	—
Total revenue	$494,106	$4,474	$5,078	$503,658

Capital expenditures	$61,021	$—	$—	$61,021
EBITDA	$191,170	$2,691	$(10,656)	$183,205

For the three months ended March 31, 2021
External revenue	$475,859	$4,001	$5,370	$485,230
Intersegment revenue	—	88	(88)	—
Total revenue	$475,859	$4,089	$5,282	$485,230

Capital expenditures	$82,196	$—	$—	$82,196
EBITDA	$198,578	$1,919	$(9,091)	$191,406

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2022	2021
Income (loss) before income taxes	$45,941	$28,267
Interest income, net	(2,280)	(2,394)
Interest expense, net of amounts capitalized	23,378	41,922
Depreciation and amortization	113,678	122,664
Net loss (income) attributable to non-controlling interests	2,488	947
EBITDA	$183,205	$191,406

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	March 31, 2022	December 31, 2021
Other current assets, net:
Related party receivables - EchoStar	119,576	122,619
Inventory	109,860	102,907
Prepaids and deposits	28,134	27,737
Trade accounts receivable - DISH Network	$3,526	$3,457
Other, net	20,652	20,124
Total other current assets	$281,748	$276,844

Other non-current assets, net:
Capitalized software, net	$120,965	$124,701
Contract acquisition costs, net	80,572	82,986
Related party receivables - EchoStar	55,047	56,055
Deferred tax assets, net	5,678	5,411
Restricted cash	2,150	980
Contract fulfillment costs, net	1,655	1,721
Other, net	34,433	30,986
Total other non-current assets, net	$300,500	$302,840

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$124,348	$124,578
Accrued compensation	39,510	45,630
Operating lease obligation	16,947	16,697
Accrued interest	15,650	39,289
Accrued taxes	11,708	9,790
Accrual for license fee dispute	11,157	11,178
Trade accounts payable - DISH Network	608	587
Other	56,306	61,130
Total accrued expenses and other current liabilities	$276,234	$308,879

Other non-current liabilities:
Accrual for license fee dispute	58,540	69,484
Related party payables - EchoStar	$23,871	$24,118
Other	58,664	59,649
Total other non-current liabilities	$141,075	$153,251

Inventory

The following table presents the components of inventory:

	As of
	March 31, 2022	December 31, 2021
Raw materials	$18,720	$13,778
Work-in-process	10,365	11,705
Finished goods	80,775	77,424
Total inventory	$109,860	$102,907

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$43,226	$45,329
Cash paid for income taxes	$661	$276

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(5,255)	$(973)
Non-cash net assets received as part of the India JV formation	$36,701	$—

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of March 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$670,948	$21,382	$78,309	$—	$770,639
Marketable investment securities	442,552	—	—	—	442,552
Trade accounts receivable and contract assets, net	—	133,101	66,205	—	199,306
Other current assets, net	174,550	1,123,027	242,925	(1,258,754)	281,748
Total current assets	1,288,050	1,277,510	387,439	(1,258,754)	1,694,245
Non-current assets:
Property and equipment, net	—	1,183,547	335,345	—	1,518,892
Operating lease right-of-use assets	—	120,004	30,021	—	150,025
Goodwill	—	504,173	31,221	—	535,394
Regulatory authorizations, net	—	400,000	9,410	—	409,410
Other intangible assets, net	—	13,612	4,180	—	17,792
Other investments, net	—	9,701	79,810	—	89,511
Investment in subsidiaries	3,200,500	400,250	—	(3,600,750)	—
Other non-current assets, net	1,180	289,130	174,680	(164,490)	300,500
Total non-current assets	3,201,680	2,920,417	664,667	(3,765,240)	3,021,524
Total assets	$4,489,730	$4,197,927	$1,052,106	$(5,023,994)	$4,715,769
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$96,464	$11,489	$—	$107,953
Contract liabilities	—	132,342	5,859	—	138,201
Accrued expenses and other current liabilities	1,028,159	200,399	306,430	(1,258,754)	276,234
Total current liabilities	1,028,159	429,205	323,778	(1,258,754)	522,388
Non-current liabilities:
Long-term debt, net	1,496,185	—	—	—	1,496,185
Deferred tax liabilities, net	—	329,900	13,273	—	343,173
Operating lease liabilities	—	110,556	25,292	—	135,848
Other non-current liabilities	—	128,327	177,238	(164,490)	141,075
Total non-current liabilities	1,496,185	568,783	215,803	(164,490)	2,116,281
Total liabilities	2,524,344	997,988	539,581	(1,423,244)	2,638,669
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	1,965,386	3,199,939	400,811	(3,600,750)	1,965,386
Non-controlling interests	—	—	111,714	—	111,714
Total shareholder's equity	1,965,386	3,199,939	512,525	(3,600,750)	2,077,100
Total liabilities and shareholder's equity	$4,489,730	$4,197,927	$1,052,106	$(5,023,994)	$4,715,769

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three months ended March 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$344,278	$82,683	$(6,020)	$420,941
Equipment revenue	—	82,985	6,033	(6,301)	82,717
Total revenue	—	427,263	88,716	(12,321)	503,658
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	105,621	41,857	(8,124)	139,354
Cost of sales - equipment (exclusive of depreciation and amortization)	—	69,418	3,433	(3,746)	69,105
Selling, general and administrative expenses	—	90,634	21,435	(451)	111,618
Research and development expenses	—	7,536	80	—	7,616
Depreciation and amortization	—	78,306	35,372	—	113,678
Total costs and expenses	—	351,515	102,177	(12,321)	441,371
Operating income (loss)	—	75,748	(13,461)	—	62,287
Other income (expense):
Interest income	1,126	1,345	1,073	(1,264)	2,280
Interest expense, net of amounts capitalized	(22,457)	824	(3,009)	1,264	(23,378)
Equity in earnings (losses) of unconsolidated affiliates, net	—	102	(1,816)	—	(1,714)
Equity in earnings (losses) of subsidiaries, net	49,756	(9,842)	—	(39,914)	—
Foreign currency transaction gains (losses), net	—	897	5,758	—	6,655
Other, net	—	(55)	(134)	—	(189)
Total other income (expense), net	28,425	(6,729)	1,872	(39,914)	(16,346)
Income (loss) before income taxes	28,425	69,019	(11,589)	(39,914)	45,941
Income tax benefit (provision), net	4,876	(19,263)	(741)	—	(15,128)
Net income (loss)	33,301	49,756	(12,330)	(39,914)	30,813
Less: Net loss (income) attributable to non-controlling interests	—	—	2,488	—	2,488
Net income (loss) attributable to HSSC	$33,301	$49,756	$(9,842)	$(39,914)	$33,301
Comprehensive income (loss):
Net income (loss)	$33,301	$49,756	$(12,330)	$(39,914)	$30,813
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	46,686	—	46,686
Unrealized gains (losses) on available-for-sale securities	(470)	—	—	—	(470)
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	37,130	37,130	—	(74,260)	—
Total other comprehensive income (loss), net of tax	36,660	37,130	46,686	(74,260)	46,216
Comprehensive income (loss)	69,961	86,886	34,356	(114,174)	77,029
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(7,068)	—	(7,068)
Comprehensive income (loss) attributable to HSSC	$69,961	$86,886	$27,288	$(114,174)	$69,961

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three months ended March 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$363,697	$77,703	$(8,409)	$432,991
Equipment revenue	—	61,037	8,046	(16,844)	52,239
Total revenue	—	424,734	85,749	(25,253)	485,230
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	103,207	36,229	(8,024)	131,412
Cost of sales - equipment (exclusive of depreciation and amortization)	—	56,430	5,369	(16,659)	45,140
Selling, general and administrative expenses	—	83,543	21,397	(570)	104,370
Research and development expenses	—	7,358	187	—	7,545
Depreciation and amortization	—	94,252	28,412	—	122,664
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	345,000	91,594	(25,253)	411,341
Operating income (loss)	—	79,734	(5,845)	—	73,889
Other income (expense):
Interest income, net	1,036	1,287	1,281	(1,210)	2,394
Interest expense, net of amounts capitalized	(40,244)	45	(2,933)	1,210	(41,922)
Equity in earnings (losses) of unconsolidated affiliates, net	—	219	(1,980)	—	(1,761)
Equity in earnings (losses) of subsidiaries, net	50,143	(12,617)	—	(37,526)	—
Foreign currency transaction gains (losses), net	—	(3)	(3,357)	—	(3,360)
Other, net	(1,582)	744	(135)	—	(973)
Total other income (expense), net	9,353	(10,325)	(7,124)	(37,526)	(45,622)
Income (loss) before income taxes	9,353	69,409	(12,969)	(37,526)	28,267
Income tax benefit (provision), net	9,224	(19,266)	(595)	—	(10,637)
Net income (loss)	18,577	50,143	(13,564)	(37,526)	17,630
Less: Net loss (income) attributable to non-controlling interests	—	—	947	—	947
Net income (loss) attributable to HSSC	$18,577	$50,143	$(12,617)	$(37,526)	$18,577
Comprehensive income (loss):
Net income (loss)	$18,577	$50,143	$(13,564)	$(37,526)	$17,630
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(33,742)	—	(33,742)
Unrealized gains (losses) on available-for-sale securities	(88)	—	—	—	(88)
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	(28,132)	(28,132)	—	56,264	—
Total other comprehensive income (loss), net of tax	(28,220)	(28,132)	(33,742)	56,264	(33,830)
Comprehensive income (loss)	(9,643)	22,011	(47,306)	18,738	(16,200)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	6,557	—	6,557
Comprehensive income (loss) attributable to HSSC	$(9,643)	$22,011	$(40,749)	$18,738	$(9,643)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Three months ended March 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$33,301	$49,756	$(12,330)	$(39,914)	$30,813
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(179,357)	172,734	41,080	39,914	74,371
Net cash provided by (used for) operating activities	(146,056)	222,490	28,750	—	105,184

Cash flows from investing activities:
Purchases of marketable investment securities	(76,228)	—	—	—	(76,228)
Sales and maturities of marketable investment securities	485,730	—	—	—	485,730
Expenditures for property and equipment	—	(46,491)	(14,530)	—	(61,021)
Expenditures for externally marketed software	—	(5,093)	—	—	(5,093)
Distributions (contributions) and advances from (to) subsidiaries, net	182,738	—	—	(182,738)	—
India JV formation	—	(7,892)	—	—	(7,892)
Net cash provided by (used for) investing activities	592,240	(59,476)	(14,530)	(182,738)	335,496

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(85)	—	(85)
Payment of in-orbit incentive obligations	—	(1,444)	—	—	(1,444)
Dividend paid to EchoStar	(100,000)	—	—	—	(100,000)
Contribution (distributions) and advances (to) from parent, net	—	(182,738)	—	182,738	—
Net cash provided by (used for) financing activities	(100,000)	(184,182)	(85)	182,738	(101,529)

Effect of exchange rates on cash and cash equivalents	—	—	3,490	—	3,490
Net increase (decrease) in cash and cash equivalents	346,184	(21,168)	17,625	—	342,641
Cash and cash equivalents, including restricted amounts, beginning of period	324,764	42,550	62,834	—	430,148
Cash and cash equivalents, including restricted amounts, end of period	$670,948	$21,382	$80,459	$—	$772,789

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Three months ended March 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$18,577	$50,143	$(13,564)	$(37,526)	$17,630
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(61,725)	102,402	25,616	37,526	103,819
Net cash provided by (used for) operating activities	(43,148)	152,545	12,052	—	121,449

Cash flows from investing activities:
Purchases of marketable investment securities	(310,528)	—	—	—	(310,528)
Sales and maturities of marketable investment securities	1,003,198	—	—	—	1,003,198
Expenditures for property and equipment	—	(52,246)	(29,950)	—	(82,196)
Expenditures for externally marketed software	—	(7,846)	—	—	(7,846)
Distributions (contributions) and advances from (to) subsidiaries, net	77,097	(24,100)	—	(52,997)	—
Net cash provided by (used for) investing activities	769,767	(84,192)	(29,950)	(52,997)	602,628

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	(62,588)	—	—	—	(62,588)
Payment of finance lease obligations	—	—	(329)	—	(329)
Payment of in-orbit incentive obligations	—	(1,104)	—	—	(1,104)
Contribution by non-controlling interest holder	—	—	5,400	—	5,400
Other, net	—	—	(292)	—	(292)
Contribution (distributions) and advances (to) from parent, net	—	(77,097)	24,100	52,997	—
Net cash provided by (used for) financing activities	(62,588)	(78,201)	28,879	52,997	(58,913)

Effect of exchange rates on cash and cash equivalents	—	—	(1,700)	—	(1,700)
Net increase (decrease) in cash and cash equivalents	664,031	(9,848)	9,281	—	663,464
Cash and cash equivalents, including restricted amounts, beginning of period	649,851	46,055	45,391	—	741,297
Cash and cash equivalents, including restricted amounts, end of period	$1,313,882	$36,207	$54,672	$—	$1,404,761

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Unless the context indicates otherwise, the terms “we,” “us,” “HSSC,” the “Company” and “our” refer to Hughes Satellite Systems Corporation and its subsidiaries. The following Management’s Narrative Analysis of Results of Operations (“Management’s Narrative Analysis”) should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto (“Consolidated Financial Statements”) in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).  This Management’s Narrative Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Narrative Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control. Actual results could differ materially from those expressed or implied by such forward-looking statements.  Refer to the Disclosure Regarding Forward-Looking Statements in this Form 10-Q for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, refer to the Risk Factors in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).  Further, such forward-looking statements speak only as of the date of this Form 10-Q and we undertake no obligation to update them.

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).  We were formed as a Colorado corporation in March 2011.  We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services for consumer customers, which include home and small to medium-sized businesses, satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

We currently operate in two business segments:  Hughes segment and EchoStar Satellite Services segment (“ESS segment”). These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker, who is the Company’s Chief Executive Officer.

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

All amounts presented in this Management’s Narrative Analysis, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Three Months Ended March 31, 2022:

•Revenue of $503.7 million
•Operating income of $62.3 million
•Net income of $30.8 million
•Net income attributable to HSSC of $33.3 million
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $183.2 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of March 31, 2022:

•Total assets of $4.7 billion

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
•Total liabilities of $2.6 billion
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

Our Hughes segment continues to focus its efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also pursuing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

Our Hughes segment currently uses capacity from our owned and leased satellites, including additional satellite capacity leased from third-party providers to provide services to our customers. We also use other multi-transport capacity that includes cable, fiber, 5G, and 4G/LTE. In most areas of the U.S. we are nearing or have reached capacity, which has resulted in our consumer subscriber base becoming increasingly limited. Our Latin America consumer subscriber base in certain areas has also become capacity constrained. These constraints are expected to be addressed by the launch of the EchoStar XXIV satellite.

To date, we have not experienced a material adverse impact from the Russia-Ukraine conflict and the associated sanctions.

In May 2019, we entered into an agreement with Bharti Airtel Limited (“BAL”) and its subsidiary, Bharti Airtel Services Limited (together with BAL, “Bharti”), pursuant to which Bharti agreed to contribute its very small aperture terminal (“VSAT”) telecommunications services and hardware business in India to Hughes Communications India Private Limited (“HCIPL”) and its subsidiaries, our less than wholly owned Indian subsidiaries, that conduct our VSAT services and hardware business in India. On January 4, 2022, this joint venture was formed (the “India JV”) and subsequent to the formation of the India JV, we hold a 67% ownership interest and Bharti holds a 33% ownership interest in HCIPL. The India JV combines the VSAT businesses of both companies to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India.

In August 2017, a subsidiary of EchoStar entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
XXIV satellite is expected to be launched in the first quarter of 2023. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other segment in its segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	March 31, 2022	December 31, 2021
United States	1,055,000	1,090,000
Latin America	351,000	372,000
Total broadband subscribers	1,406,000	1,462,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	March 31, 2022	December 31, 2021
United States	(35,000)	(30,000)
Latin America	(21,000)	(18,000)
Total net subscriber additions	(56,000)	(48,000)

Our U.S. consumer subscriber base in certain areas continues to be capacity constrained and we are managing the available capacity to maintain service quality to our existing subscribers. Balancing of total subscribers relative to capacity utilization in the three months ended March 31, 2022 resulted in lower total subscribers. During the three months ended March 31, 2022, the lower net subscribers were due to both lower gross additions and higher churn as compared to the three months ended December 31, 2021.

Our Latin America consumer subscriber base in certain areas, similar to the U.S., continues to be capacity constrained. Continued high bandwidth demand in certain areas has resulted in the need to manage subscriber growth, and we are balancing capacity utilization with subscriber levels in the impacted areas which resulted in lower total subscribers. During the three months ended March 31, 2022, the lower net subscribers were due to both lower gross additions primarily driven by more selective customer screening and higher churn driven by adverse economic conditions in the region as compared to the three months ended December 31, 2021.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for applications other than consumer subscribers, such as community WiFi, and for other enterprise and government opportunities in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of March 31, 2022, our Hughes segment had $1.3 billion of contracted revenue backlog, a decrease of 1.8%, as compared to December 31, 2021, primarily due to a decrease in contracts from our domestic customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of March 31, 2022, our ESS segment had $14.0 million of contracted revenue backlog, an increase of 35%, as compared to December 31, 2021, primarily due to an increase in satellite service contracts with existing customers. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

Cybersecurity

We and the third parties with whom we work face a constantly evolving landscape of cybersecurity threats in which hackers and other parties use complex assortments of techniques and methods to execute cyberattacks. Cybersecurity incidents have increased significantly in quantity and severity and are expected to continue to increase. In addition to our efforts to mitigate cyber-attacks, we are making investments to alleviate the potential impact to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control. In addition, our IT systems and infrastructure are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious acts, human errors and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table presents our consolidated results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$420,941	$432,991	$(12,050)	(2.8)
Equipment revenue	82,717	52,239	30,478	58.3
Total revenue	503,658	485,230	18,428	3.8
Costs and expenses:
Cost of sales - services and other	139,354	131,412	7,942	6.0
% of total services and other revenue	33.1%	30.3%
Cost of sales - equipment	69,105	45,140	23,965	53.1
% of total equipment revenue	83.5%	86.4%
Selling, general and administrative expenses	111,618	104,370	7,248	6.9
% of total revenue	22.2%	21.5%
Research and development expenses	7,616	7,545	71	0.9
% of total revenue	1.5%	1.6%
Depreciation and amortization	113,678	122,664	(8,986)	(7.3)
Impairment of long-lived assets	—	210	(210)	(100.0)
Total costs and expenses	441,371	411,341	30,030	7.3
Operating income (loss)	62,287	73,889	(11,602)	(15.7)
Other income (expense):
Interest income, net	2,280	2,394	(114)	(4.8)
Interest expense, net of amounts capitalized	(23,378)	(41,922)	18,544	(44.2)
Equity in earnings (losses) of unconsolidated affiliates, net	(1,714)	(1,761)	47	(2.7)
Foreign currency transaction gains (losses), net	6,655	(3,360)	10,015	*
Other, net	(189)	(973)	784	(80.6)
Total other income (expense), net	(16,346)	(45,622)	29,276	(64.2)
Income (loss) before income taxes	45,941	28,267	17,674	62.5
Income tax benefit (provision), net	(15,128)	(10,637)	(4,491)	42.2
Net income (loss)	30,813	17,630	13,183	74.8
Less: Net loss (income) attributable to non-controlling interests	2,488	947	1,541	*
Net income (loss) attributable to HSSC	$33,301	$18,577	$14,724	79.3

Other data:
EBITDA (2)	$183,205	$191,406	$(8,201)	(4.3)
Subscribers, end of period	1,406,000	1,553,000	(147,000)	(9.5)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure in our Consolidated Financial Statements, is included in Results of Operations.  For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the three months ended March 31, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $420.9 million for the three months ended March 31, 2022, a decrease of $12.1 million, or 2.8%, as compared to 2021. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $17.0 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $3.3 million and to our mobile satellite system and other customers of $1.5 million. These variances reflect the negative impact of exchange rate fluctuations of $0.9 million, primarily attributable to our enterprise customers.

Equipment revenue. Equipment revenue totaled $82.7 million for the three months ended March 31, 2022, an increase of $30.5 million, or 58.3%, as compared to 2021. The increase was primarily attributable to increases in hardware sales to our enterprise customers of $28.2 million mainly associated with a certain customer in North America and to international customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $139.4 million for the three months ended March 31, 2022, an increase of $7.9 million, or 6.0%, as compared to 2021.  The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in costs provided to our consumer and enterprise customers, mainly related to service delivery expenses.

Cost of sales - equipment.  Cost of sales - equipment totaled $69.1 million for the three months ended March 31, 2022, an increase of $24.0 million, or 53.1%, as compared to 2021.  The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $111.6 million for the three months ended March 31, 2022, an increase of $7.2 million, or 6.9%, as compared to 2021. The increase was primarily attributable to increases in bad debt expense of $3.9 million primarily due to the recovery of bad debt reserves in 2021 and increases in other selling, general and administrative expenses of $1.7 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $113.7 million for the three months ended March 31, 2022, a decrease of $9.0 million, or 7.3%, as compared to 2021.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $9.4 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $1.5 million, and (iii) decreases in other property and equipment depreciation expense of $1.6 million. These decreases were partially offset by increases in amortization of our capitalized software of $3.1 million.

Interest income, net.  Interest income, net totaled $2.3 million for the three months ended March 31, 2022, a decrease of $0.1 million, or 4.8%, as compared to 2021, primarily attributable to decreases in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $23.4 million for the three months ended March 31, 2022, a decrease of $18.5 million, or 44.2%, as compared to 2021. The decrease was primarily attributable to a decrease of $17.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $0.7 million in capitalized interest relating to the EchoStar XXIV satellite program.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.7 million in gains for the three months ended March 31, 2022, as compared to $3.4 million in losses for the three months ended March 31, 2021, a positive change of $10.0 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the quarter.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
Income tax benefit (provision), net.  Income tax benefit (provision), net was $(15.1) million for the three months ended March 31, 2022, as compared to $(10.6) million for the three months ended March 31, 2021. Our effective income tax rate was 32.9% and 37.6% for the three months ended March 31, 2022 and 2021, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. For the three months ended March 31, 2021, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to excluded foreign losses where the Company carries a full valuation allowance.

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the three months ended March 31, 2021	$18,577
Decrease (increase) in interest expense, net of amounts capitalized	18,544
Increase (decrease) in foreign currency transaction gains (losses), net	10,015
Decrease (increase) in net income (loss) attributable to non-controlling interests	1,541
Increase (decrease) in other, net	784
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	47
Increase (decrease) in interest income, net	(114)
Decrease (increase) in income tax benefit (provision), net	(4,491)
Increase (decrease) in operating income (loss), including depreciation and amortization	(11,602)
Net income (loss) attributable to HSSC for the three months ended March 31, 2022	$33,301

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Net income (loss)	$30,813	$17,630	$13,183	74.8
Interest income, net	(2,280)	(2,394)	114	(4.8)
Interest expense, net of amounts capitalized	23,378	41,922	(18,544)	(44.2)
Income tax provision (benefit), net	15,128	10,637	4,491	42.2
Depreciation and amortization	113,678	122,664	(8,986)	(7.3)
Net loss (income) attributable to non-controlling interests	2,488	947	1,541	*
EBITDA	$183,205	$191,406	$(8,201)	(4.3)
*    Percentage is not meaningful.
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended March 31, 2021	$191,406
Increase (decrease) in foreign currency transaction gains (losses), net	10,015
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,541
Increase (decrease) in other, net	784
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	47
Increase (decrease) in operating income (loss), excluding depreciation and amortization	$(20,588)
EBITDA for the three months ended March 31, 2022	$183,205

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2022
Total revenue	$494,106	$4,474	$5,078	$503,658
Capital expenditures	61,021	—	—	61,021
EBITDA	191,170	2,691	(10,656)	183,205

For the three months ended March 31, 2021
Total revenue	$475,859	$4,089	$5,282	$485,230
Capital expenditures	82,196	—	—	82,196
EBITDA	198,578	1,919	(9,091)	191,406

Hughes Segment

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Total revenue	$494,106	$475,859	$18,247	3.8
Capital expenditures	61,021	82,196	(21,175)	(25.8)
EBITDA	191,170	198,578	(7,408)	(3.7)

Total revenue was $494.1 million for the three months ended March 31, 2022, an increase of $18.2 million, or 3.8%, as compared to 2021. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $17.0 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $3.3 million and to our mobile satellite system and other customers of $1.5 million. Equipment revenue increased primarily due to increases in hardware sales to our enterprise customers of $28.2 million mainly associated with a certain customer in North America and to international customers. These variances reflect the negative impact of exchange rate fluctuations of $0.9 million.

Capital expenditures were $61.0 million for the three months ended March 31, 2022, a decrease of $21.2 million, or 25.8%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to the construction of our satellite-related ground infrastructure in preparation of the launch of EchoStar XXIV.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2021	$198,578
Increase (decrease) in foreign currency transaction gains (losses), net	9,958
Decrease (increase) in net loss (income) attributable to non-controlling interests	1,541
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	164
Increase (decrease) in other, net	(746)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(18,325)
EBITDA for the three months ended March 31, 2022	$191,170

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
ESS Segment

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Total revenue	$4,474	$4,089	$385	9.4
EBITDA	2,691	1,919	772	40.2

Total revenue was $4.5 million for the three months ended March 31, 2022, an increase of $0.4 million, or 9.4%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $2.7 million for the three months ended March 31, 2022, an increase of $0.8 million, or 40.2%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the three months ended March 31,		Variance
	2022	2021	Amount	%
Total revenue	$5,078	$5,282	$(204)	(3.9)
EBITDA	(10,656)	(9,091)	(1,565)	17.2

Total revenue was $5.1 million for the three months ended March 31, 2022, which is flat compared to 2021.

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2021	$(9,091)
Increase (decrease) in other, net	1,582
Increase (decrease) in foreign currency transaction gains (losses), net	5
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(117)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(3,035)
EBITDA for the three months ended March 31, 2022	$(10,656)

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q such that the information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 14. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On May 5, 2022, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended March 31, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*	Offer Letter to Hamid Akhavan (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K filed February 22, 2022, Commission File No. 001-33807)**
10.2(H)	Form of Stock Option Agreement for Hamid Akhavan**
10.3(H)	Form of Restricted Stock Unit Agreement for Hamid Akhavan**
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated May 5, 2022 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 5, 2022	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)