Form 10-Q
period 2022-06-30
Hughes Satellite Systems Corp
filed 2022-08-04
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 28, 2022, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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
i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$924,912	$429,168
Marketable investment securities	360,648	854,502
Trade accounts receivable and contract assets, net	224,015	182,063
Other current assets, net	272,684	276,844
Total current assets	1,782,259	1,742,577
Non-current assets:
Property and equipment, net	1,452,462	1,523,447
Operating lease right-of-use assets	151,036	148,221
Goodwill	533,505	511,086
Regulatory authorizations, net	408,824	408,959
Other intangible assets, net	17,018	13,984
Other investments, net	86,210	91,226
Other non-current assets, net	289,147	302,840
Total non-current assets	2,938,202	2,999,763
Total assets	$4,720,461	$4,742,340

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$101,128	$105,477
Contract liabilities	134,856	141,343
Accrued expenses and other current liabilities	299,302	308,879
Total current liabilities	535,286	555,699
Non-current liabilities:
Long-term debt, net	1,496,379	1,495,994
Deferred tax liabilities, net	349,762	334,406
Operating lease liabilities	136,592	134,001
Other non-current liabilities	138,289	153,251
Total non-current liabilities	2,121,022	2,117,652
Total liabilities	2,656,308	2,673,351

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,477,604	1,489,776
Accumulated other comprehensive income (loss)	(168,914)	(173,381)
Accumulated earnings (losses)	654,136	692,341
Total Hughes Satellite Systems Corporation shareholder's equity	1,962,826	2,008,736
Non-controlling interests	101,327	60,253
Total shareholder's equity	2,064,153	2,068,989
Total liabilities and shareholder's equity	$4,720,461	$4,742,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue:
Services and other revenue	$416,463	$433,317	$837,404	$866,308
Equipment revenue	84,620	68,556	167,337	120,795
Total revenue	501,083	501,873	1,004,741	987,103
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	142,616	137,550	281,970	268,962
Cost of sales - equipment (exclusive of depreciation and amortization)	70,048	54,502	139,153	99,642
Selling, general and administrative expenses	106,825	104,016	218,443	208,386
Research and development expenses	8,765	7,441	16,381	14,986
Depreciation and amortization	109,864	112,303	223,542	234,967
Impairment of long-lived assets	—	—	—	210
Total costs and expenses	438,118	415,812	879,489	827,153
Operating income (loss)	62,965	86,061	125,252	159,950
Other income (expense):
Interest income, net	4,279	1,682	6,559	4,076
Interest expense, net of amounts capitalized	(23,096)	(37,083)	(46,474)	(79,005)
Gains (losses) on investments, net	214	2,094	214	2,094
Equity in earnings (losses) of unconsolidated affiliates, net	(1,301)	(1,269)	(3,015)	(3,030)
Foreign currency transaction gains (losses), net	(2,878)	535	3,777	(2,825)
Other, net	(239)	1,989	(428)	1,016
Total other income (expense), net	(23,021)	(32,052)	(39,367)	(77,674)
Income (loss) before income taxes	39,944	54,009	85,885	82,276
Income tax benefit (provision), net	(14,844)	(18,349)	(29,972)	(28,986)
Net income (loss)	25,100	35,660	55,913	53,290
Less: Net loss (income) attributable to non-controlling interests	3,394	2,280	5,882	3,227
Net income (loss) attributable to HSSC	$28,494	$37,940	$61,795	$56,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$25,100	$35,660	$55,913	$53,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39,143)	42,060	7,543	8,318
Unrealized gains (losses) on available-for-sale securities	(46)	118	(516)	30
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	3	—	3	—
Total other comprehensive income (loss), net of tax	(39,186)	42,178	7,030	8,348
Comprehensive income (loss)	(14,086)	77,838	62,943	61,638
Less: Comprehensive loss (income) attributable to non-controlling interests	10,387	(6,060)	3,319	497
Comprehensive income (loss) attributable to HSSC	$(3,699)	$71,778	$66,262	$62,135

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, March 31, 2021	$1,487,590	$(175,060)	$690,147	$63,759	$2,066,436
Stock-based compensation	724	—	—	—	724
Contribution by non-controlling interest holder	—	—	—	4,480	4,480
Other comprehensive income (loss)	—	33,838	—	8,340	42,178
Net income (loss)	—	—	37,940	(2,280)	35,660
Balance, June 30, 2021	$1,488,314	$(141,222)	$728,087	$74,299	$2,149,478

Balance, March 31, 2022	$1,476,465	$(136,721)	$625,642	$111,714	$2,077,100
Stock-based compensation	1,139	—	—	—	1,139
Other comprehensive income (loss)	—	(32,193)	—	(6,993)	(39,186)
Net income (loss)	—	—	28,494	(3,394)	25,100
Balance, June 30, 2022	$1,477,604	$(168,914)	$654,136	$101,327	$2,064,153
The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	1,584	—	—	—	1,584
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	5,618	—	2,730	8,348
Net income (loss)	—	—	56,517	(3,227)	53,290
Balance, June 30, 2021	$1,488,314	$(141,222)	$728,087	$74,299	$2,149,478

Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Stock-based compensation	1,918	—	—	—	1,918
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,090)	—	—	44,393	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	4,467	—	2,563	7,030
Net income (loss)	—	—	61,795	(5,882)	55,913
Balance, June 30, 2022	$1,477,604	$(168,914)	$654,136	$101,327	$2,064,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$55,913	$53,290
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	223,542	234,967
Impairment of long-lived assets	—	210
Losses (gains) on investments, net	(214)	(2,094)
Equity in losses (earnings) of unconsolidated affiliates, net	3,015	3,030
Foreign currency transaction losses (gains), net	(3,777)	2,825
Deferred tax provision (benefit), net	14,214	20,229
Stock-based compensation	1,918	1,584
Amortization of debt issuance costs	385	2,008
Other, net	20,172	8,528
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(39,178)	(3,360)
Other current assets, net	7,858	6,379
Trade accounts payable	4,146	(8,406)
Contract liabilities	(6,487)	23,251
Accrued expenses and other current liabilities	(12,752)	(19,808)
Non-current assets and non-current liabilities, net	(16,845)	(3,248)
Net cash provided by (used for) operating activities	251,910	319,385

Cash flows from investing activities:
Purchases of marketable investment securities	(171,005)	(816,386)
Sales and maturities of marketable investment securities	662,347	1,409,820
Expenditures for property and equipment	(125,882)	(154,382)
Expenditures for externally marketed software	(11,967)	(16,835)
Sales of other investments	—	9,016
India JV formation	(7,892)	—
Dividend received from unconsolidated affiliate	2,000	—
Net cash provided by (used for) investing activities	347,601	431,233

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(901,818)
Payment of finance lease obligations	(114)	(476)
Payment of in-orbit incentive obligations	(1,908)	(1,431)
Contribution by non-controlling interest holder	—	9,880
Dividend paid to EchoStar	(100,000)	—
Other, net	—	(966)
Net cash provided by (used for) financing activities	(102,022)	(894,811)

Effect of exchange rates on cash and cash equivalents	(672)	(348)
Net increase (decrease) in cash and cash equivalents	496,817	(144,541)
Cash and cash equivalents, including restricted amounts, beginning of period	430,148	741,297
Cash and cash equivalents, including restricted amounts, end of period	$926,965	$596,756
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

Our operations also include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other segment in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 15. Segment Reporting for further detail.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. Early adoption is permitted. The ASU is applied to business combinations occurring on or after the effective date.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this new guidance and we do not expect it to have a material impact on our Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2022	December 31, 2021
Trade accounts receivable and contract assets, net:
Sales and services	$178,114	$154,676
Leasing	5,592	5,668
Total trade accounts receivable	183,706	160,344
Contract assets	57,413	36,307
Allowance for doubtful accounts	(17,104)	(14,588)
Total trade accounts receivable and contract assets, net	$224,015	$182,063

Contract liabilities:
Current	$134,856	$141,343
Non-current	9,922	10,669
Total contract liabilities	$144,778	$152,012

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$20,852	$1,941	$109,799	$65,022

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2022	2021
Balance at beginning of period	$82,986	$99,837
Additions	30,645	37,408
Amortization expense	(39,653)	(45,200)
Foreign currency translation	724	678
Balance at end of period	$74,702	$92,723

We recognized amortization expenses related to contract acquisition costs of $19.5 million and $22.4 million for the three months ended June 30, 2022 and 2021, respectively.

Performance Obligations

As of June 30, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. Performance obligations expected to be satisfied within one year and greater than one year are 40.0% and 60.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
North America	$398,698	$4,850	$(348)	$403,200
South and Central America	42,094	—	—	42,094
Other	51,049	—	4,740	55,789
Total revenue	$491,841	$4,850	$4,392	$501,083

For the three months ended June 30, 2021
North America	$405,101	$4,283	$(88)	$409,296
South and Central America	46,996	—	—	46,996
Other	40,179	—	5,402	45,581
Total revenue	$492,276	$4,283	$5,314	$501,873

For the six months ended June 30, 2022
North America	$798,120	$9,324	$(546)	$806,898
South and Central America	84,966	—	—	84,966
Other	102,861	—	10,016	112,877
Total revenue	$985,947	$9,324	$9,470	$1,004,741

For the six months ended June 30, 2021
North America	$803,860	$8,372	$(176)	$812,056
South and Central America	90,026	—	—	90,026
Other	74,250	—	10,771	85,021
Total revenue	$968,136	$8,372	$10,595	$987,103

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
Services and other revenue:
Services	$397,320	$3,161	$—	$400,481
Lease revenue	9,902	1,689	4,391	15,982
Total services and other revenue	407,222	4,850	4,391	416,463
Equipment revenue:
Equipment	27,408	—	1	27,409
Design, development and construction services	56,311	—	—	56,311
Lease revenue	900	—	—	900
Total equipment revenue	84,619	—	1	84,620
Total revenue	$491,841	$4,850	$4,392	$501,083

For the three months ended June 30, 2021
Services and other revenue:
Services	$413,925	$2,884	$—	$416,809
Lease revenue	9,796	1,399	5,313	16,508
Total services and other revenue	423,721	4,283	5,313	433,317
Equipment revenue:
Equipment	31,101	—	1	31,102
Design, development and construction services	35,057	—	—	35,057
Lease revenue	2,397	—	—	2,397
Total equipment revenue	68,555	—	1	68,556
Total revenue	$492,276	$4,283	$5,314	$501,873

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2022
Services and other revenue:
Services	$797,722	$6,096	$—	$803,818
Lease revenue	20,889	3,228	9,469	33,586
Total services and other revenue	818,611	9,324	9,469	837,404
Equipment revenue:
Equipment	53,293	—	1	53,294
Design, development and construction services	112,216	—	—	112,216
Lease revenue	1,827	—	—	1,827
Total equipment revenue	167,336	—	1	167,337
Total revenue	$985,947	$9,324	$9,470	$1,004,741

For the six months ended June 30, 2021
Services and other revenue:
Services	$827,517	$5,574	$—	$833,091
Lease revenue	19,824	2,798	10,595	33,217
Total services and other revenue	847,341	8,372	10,595	866,308
Equipment revenue:
Equipment	59,550	—	—	59,550
Design, development and construction services	56,693	—	—	56,693
Lease revenue	4,552	—	—	4,552
Total equipment revenue	120,795	—	—	120,795
Total revenue	$968,136	$8,372	$10,595	$987,103

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$583	$2,295	$1,221	$4,377
Interest income	317	102	606	175
Total sales-type lease revenue	900	2,397	1,827	4,552
Operating lease revenue	15,982	16,508	33,586	33,217
Total lease revenue	$16,882	$18,905	$35,413	$37,769

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2022	December 31, 2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$162,923	$284,787
Commercial paper	153,023	491,360
Other debt securities	44,702	78,355
Total available-for-sale debt securities	360,648	854,502
Equity securities	—	—
Total marketable investment securities	$360,648	$854,502

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2022
Corporate bonds	$163,830	$2	$(909)	$162,923
Commercial paper	153,023	—	—	153,023
Other debt securities	44,730	—	(28)	44,702
Total available-for-sale debt securities	$361,583	$2	$(937)	$360,648
As of December 31, 2021
Corporate bonds	$285,169	$—	$(382)	$284,787
Commercial paper	491,360	—	—	491,360
Other debt securities	78,395	—	(40)	78,355
Total available-for-sale debt securities	$854,924	$—	$(422)	$854,502

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$8,886	$55,500	$37,904	$151,265

As of June 30, 2022, we have $360.6 million of available-for-sale debt securities with contractual maturities of one year or less and zero with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of June 30, 2022
Cash equivalents (including restricted)	$198	$838,668	$838,866
Available-for-sale debt securities:
Corporate bonds	$—	$162,923	$162,923
Commercial paper	—	153,023	153,023
Other debt securities	—	44,702	44,702
Total available-for-sale debt securities	—	360,648	360,648
Equity securities	—	—	—
Total marketable investment securities	$—	$360,648	$360,648

As of December 31, 2021
Cash equivalents (including restricted)	$4,032	$320,732	$324,764
Available-for-sale debt securities:
Corporate bonds	$—	$284,787	$284,787
Commercial paper	—	491,360	491,360
Other debt securities	—	78,355	78,355
Total available-for-sale debt securities	—	854,502	854,502
Equity securities	—	—	—
Total marketable investment securities	$—	$854,502	$854,502

As of June 30, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	June 30, 2022	December 31, 2021
Property and equipment, net:
Satellites, net	$803,535	$847,613
Other property and equipment, net	648,927	675,834
Total property and equipment, net	$1,452,462	$1,523,447
Satellites

As of June 30, 2022, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our GEO satellite fleet as of June 30, 2022:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2022	December 31, 2021
Satellites, net:
Satellites - owned	7 to 15	$1,503,279	$1,500,836
Satellites - acquired under finance leases	15	360,257	354,170
Total satellites		1,863,536	1,855,006
Accumulated depreciation:
Satellites - owned		(950,273)	(911,722)
Satellites - acquired under finance leases		(109,728)	(95,671)
Total accumulated depreciation		(1,060,001)	(1,007,393)
Total satellites, net		$803,535	$847,613

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Depreciation expense:
Satellites - owned	$19,005	$17,490	$37,920	$44,558
Satellites - acquired under finance leases	6,137	7,396	12,124	14,597
Total depreciation expense	$25,142	$24,886	$50,044	$59,155

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Capitalized interest	$2,095	$1,467	$4,058	$2,713

Satellite-Related Commitments

As of June 30, 2022 and December 31, 2021 our satellite-related commitments were $160.2 million and $179.7 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and six months ended June 30, 2022.

Fair Value of In-Orbit Incentives

As of June 30, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $51.3 million and $53.2 million, respectively.

NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	11,505	(1,054)	10,451	400,000	410,451
Amortization expense	—	(405)	(405)	—	(405)
Currency translation adjustments	(157)	(6)	(163)	—	(163)
Balance, June 30, 2021	11,348	(1,465)	9,883	400,000	409,883

Balance, December 31, 2021	10,733	(1,774)	8,959	400,000	408,959
Amortization expense	—	(413)	(413)	—	(413)
Currency translation adjustments	335	(57)	278	—	278
Balance, June 30, 2022	$11,068	$(2,244)	$8,824	$400,000	$408,824

Weighted-average useful life (in years)		14

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	June 30, 2022	December 31, 2021
Other investments, net:
Equity method investments	$86,210	$91,226
Total other investments, net	$86,210	$91,226

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Deluxe	$1,335	$1,229	$2,658	$2,860
BCS	$1,950	$2,766	$3,721	$4,114

The following table presents trade accounts receivable:

	As of
	June 30, 2022	December 31, 2021
Deluxe	$1,769	$934
BCS	$7,507	$5,544

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		June 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$700,170	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	673,238	750,000	838,740
Less: Unamortized debt issuance costs		(3,621)	—	(4,006)	—
Total long-term debt, net		$1,496,379	$1,373,408	$1,495,994	$1,664,295
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

Our income tax provision was $14.8 million for the three months ended June 30, 2022 compared to our income tax provision of $18.3 million for the three months ended June 30, 2021. Our estimated effective income tax rate was 37.2% and 34.0% for the three months ended June 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $30.0 million for the six months ended June 30, 2022 compared to our income tax provision of $29.0 million for the six months ended June 30, 2021. Our estimated effective income tax rate was 34.9% and 35.2% for the six months ended June 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

NOTE 11.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $1.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $4.5 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Services and other revenue - EchoStar	$4,739	$5,401	$10,016	$10,772

The following table presents the corresponding related party receivables:

	As of
	June 30, 2022	December 31, 2021
Related party receivables - EchoStar - current	$120,258	$122,619
Related party receivables - EchoStar - non-current	52,118	56,055
Total related party receivables - EchoStar	$172,376	$178,674

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating expenses - EchoStar	$17,829	$15,798	$35,359	$31,185

The following table presents the corresponding related party payables:

	As of
	June 30, 2022	December 31, 2021
Related party payables - EchoStar - current	$124,382	$124,578
Related party payables - EchoStar - non-current	23,154	24,118
Total related party payables - EchoStar	$147,536	$148,696

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $4.7 million and $5.4 million for the three months ended June 30, 2022 and 2021, respectively, and $10.0 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the first half of 2023. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Services and other revenue - DISH Network	$4,519	$5,667	$9,331	$11,394

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the related trade accounts receivable:

	As of
	June 30, 2022	December 31, 2021
Trade accounts receivable - DISH Network	$4,072	$3,457

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network. In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating expenses - DISH Network	$1,110	$1,467	$2,204	$2,566

The following table presents the related trade accounts payable:

	As of
	June 30, 2022	December 31, 2021
Trade accounts payable - DISH Network	$570	$587

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

Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements effective May 2021. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

Also in connection with the BSS Transaction, in September 2019, we entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice of renewal required no

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet satellite internet service (the “HughesNet service”) and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

Referral Marketing Agreement. In June 2021, we and DISH Network entered into an agreement pursuant to which we will pre-qualify prospects contacting Hughes call centers and transfer those prospects to DISH Network for introduction to DISH Network’s video services, for prospects that convert Hughes will receive a commission. This agreement has an indefinite term and may be terminated by either party upon 90 days’ prior written notice.

Whidbey Island 5G Network Test Bed Subcontract. In June 2022, we and DISH Wireless entered into a subcontract (“DISH Subcontract”) pursuant to which DISH will provide access and use of a DISH lab, technical support and integration and testing support for the 5G network test bed to be delivered by Hughes to its customer.

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

NOTE 13.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 we had $0.5 million of trade accounts receivable from TSI.

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

The following table presents the components of the accrual:

	As of
	June 30, 2022	December 31, 2021
Additional license fees	$3,596	$3,812
Penalties	3,691	3,912
Interest and interest on penalties	79,555	81,389
Less: Payments	(18,671)	(8,451)
Total accrual	$68,171	$80,662

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2022
External revenue	$491,841	$4,502	$4,740	$501,083
Intersegment revenue	—	348	(348)	—
Total revenue	$491,841	$4,850	$4,392	$501,083

Capital expenditures	$64,861	$—	$—	$64,861
EBITDA	$179,928	$3,521	$(11,430)	$172,019

For the three months ended June 30, 2021
External revenue	$492,276	$4,195	$5,402	$501,873
Intersegment revenue	—	88	(88)	—
Total revenue	$492,276	$4,283	$5,314	$501,873

Capital expenditures	$72,187	$—	$—	$72,187
EBITDA	$210,194	$2,243	$(8,444)	$203,993

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2022
External revenue	$985,947	$8,778	$10,016	$1,004,741
Intersegment revenue	—	546	(546)	—
Total revenue	$985,947	$9,324	$9,470	$1,004,741

Capital expenditures	$125,882	$—	$—	$125,882
EBITDA	$371,098	$6,212	$(22,086)	$355,224

For the six months ended June 30, 2021
External revenue	$968,136	$8,196	$10,771	$987,103
Intersegment revenue	—	176	(176)	—
Total revenue	$968,136	$8,372	$10,595	$987,103

Capital expenditures	$154,382	$—	$—	$154,382
EBITDA	$408,772	$4,162	$(17,535)	$395,399

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$39,944	$54,009	$85,885	$82,276
Interest income, net	(4,279)	(1,682)	(6,559)	(4,076)
Interest expense, net of amounts capitalized	23,096	37,083	46,474	79,005
Depreciation and amortization	109,864	112,303	223,542	234,967
Net loss (income) attributable to non-controlling interests	3,394	2,280	5,882	3,227
EBITDA	$172,019	$203,993	$355,224	$395,399

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	June 30, 2022	December 31, 2021
Other current assets, net:
Related party receivables - EchoStar	120,258	122,619
Inventory	110,399	102,907
Prepaids and deposits	21,637	27,737
Trade accounts receivable - DISH Network	$4,072	$3,457
Other, net	16,318	20,124
Total other current assets	$272,684	$276,844

Other non-current assets, net:
Capitalized software, net	$120,421	$124,701
Contract acquisition costs, net	74,702	82,986
Related party receivables - EchoStar	52,118	56,055
Deferred tax assets, net	5,302	5,411
Restricted cash	2,053	980
Contract fulfillment costs, net	1,589	1,721
Other, net	32,962	30,986
Total other non-current assets, net	$289,147	$302,840

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$124,382	$124,578
Accrued compensation	38,336	45,630
Operating lease obligation	17,236	16,697
Accrued interest	38,334	39,289
Accrued taxes	10,959	9,790
Accrual for license fee dispute	10,699	11,178
Trade accounts payable - DISH Network	570	587
Other	58,786	61,130
Total accrued expenses and other current liabilities	$299,302	$308,879

Other non-current liabilities:
Accrual for license fee dispute	57,472	69,484
Related party payables - EchoStar	$23,154	$24,118
Contract liabilities	9,922	10,669
Other	47,741	48,980
Total other non-current liabilities	$138,289	$153,251

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$21,495	$13,778
Work-in-process	15,078	11,705
Finished goods	73,826	77,424
Total inventory	$110,399	$102,907

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$49,845	$75,947
Cash paid for income taxes	$6,173	$3,741

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(8,563)	$8,333
Non-cash net assets received as part of the India JV formation	$36,701	$—

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of June 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$837,441	$19,791	$67,680	$—	$924,912
Marketable investment securities	354,184	—	6,464	—	360,648
Trade accounts receivable and contract assets, net	—	158,861	65,154	—	224,015
Other current assets, net	65,548	1,204,000	217,557	(1,214,421)	272,684
Total current assets	1,257,173	1,382,652	356,855	(1,214,421)	1,782,259
Non-current assets:
Property and equipment, net	—	1,164,939	287,523	—	1,452,462
Operating lease right-of-use assets	—	122,655	28,381	—	151,036
Goodwill	—	504,173	29,332	—	533,505
Regulatory authorizations, net	—	400,000	8,824	—	408,824
Other intangible assets, net	—	13,241	3,777	—	17,018
Other investments, net	—	8,039	78,171	—	86,210
Investment in subsidiaries	3,212,854	336,417	—	(3,549,271)	—
Other non-current assets, net	1,180	285,181	158,565	(155,779)	289,147
Total non-current assets	3,214,034	2,834,645	594,573	(3,705,050)	2,938,202
Total assets	$4,471,207	$4,217,297	$951,428	$(4,919,471)	$4,720,461
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$89,909	$11,219	$—	$101,128
Contract liabilities	—	130,241	4,615	—	134,856
Accrued expenses and other current liabilities	1,012,002	216,435	285,286	(1,214,421)	299,302
Total current liabilities	1,012,002	436,585	301,120	(1,214,421)	535,286
Non-current liabilities:
Long-term debt, net	1,496,379	—		—	1,496,379
Deferred tax liabilities, net	—	337,589	12,822	(649)	349,762
Operating lease liabilities	—	112,850	23,742	—	136,592
Other non-current liabilities	—	117,980	175,439	(155,130)	138,289
Total non-current liabilities	1,496,379	568,419	212,003	(155,779)	2,121,022
Total liabilities	2,508,381	1,005,004	513,123	(1,370,200)	2,656,308
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	1,962,826	3,212,293	336,978	(3,549,271)	1,962,826
Non-controlling interests	—	—	101,327	—	101,327
Total shareholder's equity	1,962,826	3,212,293	438,305	(3,549,271)	2,064,153
Total liabilities and shareholder's equity	$4,471,207	$4,217,297	$951,428	$(4,919,471)	$4,720,461

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$340,844	$81,718	$(6,099)	$416,463
Equipment revenue	—	83,557	5,247	(4,184)	84,620
Total revenue	—	424,401	86,965	(10,283)	501,083
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	106,689	42,687	(6,760)	142,616
Cost of sales - equipment (exclusive of depreciation and amortization)	—	69,716	3,408	(3,076)	70,048
Selling, general and administrative expenses	—	84,969	22,303	(447)	106,825
Research and development expenses	—	8,680	85	—	8,765
Depreciation and amortization	—	72,661	37,203	—	109,864
Total costs and expenses	—	342,715	105,686	(10,283)	438,118
Operating income (loss)	—	81,686	(18,721)	—	62,965
Other income (expense):
Interest income, net	3,185	1,357	1,014	(1,277)	4,279
Interest expense, net of amounts capitalized	(22,460)	955	(2,868)	1,277	(23,096)
Gains (losses) on investments, net	(3)	217	—	—	214
Equity in earnings (losses) of unconsolidated affiliates, net	—	338	(1,639)	—	(1,301)
Equity in earnings (losses) of subsidiaries, net	43,364	(25,206)	—	(18,158)	—
Foreign currency transaction gains (losses), net	—	2,910	(5,788)	—	(2,878)
Other, net	—	(216)	(23)	—	(239)
Total other income (expense), net	24,086	(19,645)	(9,304)	(18,158)	(23,021)
Income (loss) before income taxes	24,086	62,041	(28,025)	(18,158)	39,944
Income tax benefit (provision), net	4,408	(18,677)	(575)	—	(14,844)
Net income (loss)	28,494	43,364	(28,600)	(18,158)	25,100
Less: Net loss (income) attributable to non-controlling interests	—	—	3,394	—	3,394
Net income (loss) attributable to HSSC	$28,494	$43,364	$(25,206)	$(18,158)	$28,494
Comprehensive income (loss):
Net income (loss) from continuing operations	$28,494	$43,364	$(28,600)	$(18,158)	$25,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(39,143)	—	(39,143)
Unrealized gains (losses) on available-for-sale securities	(46)	—	—	—	(46)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	3	—	—	—	3
Equity in other comprehensive income (loss) of subsidiaries, net	(32,150)	(32,150)	—	64,300	—
Total other comprehensive income (loss), net of tax	(32,193)	(32,150)	(39,143)	64,300	(39,186)
Comprehensive income (loss)	(3,699)	11,214	(67,743)	46,142	(14,086)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	10,387	—	10,387
Comprehensive income (loss) attributable to HSSC	$(3,699)	$11,214	$(57,356)	$46,142	$(3,699)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$361,700	$79,919	$(8,302)	$433,317
Equipment revenue	—	78,619	6,148	(16,211)	68,556
Total revenue	—	440,319	86,067	(24,513)	501,873
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	105,836	41,278	(9,564)	137,550
Cost of sales - equipment (exclusive of depreciation and amortization)	—	64,342	4,694	(14,534)	54,502
Selling, general and administrative expenses	—	81,512	22,919	(415)	104,016
Research and development expenses	—	7,276	165	—	7,441
Depreciation and amortization	—	82,443	29,860	—	112,303
Total costs and expenses	—	341,409	98,916	(24,513)	415,812
Operating income (loss)	—	98,910	(12,849)	—	86,061
Other income (expense):
Interest income, net	876	1,306	729	(1,229)	1,682
Interest expense, net of amounts capitalized	(35,484)	261	(3,089)	1,229	(37,083)
Gains (losses) on investments, net	(6)	2,100	—	—	2,094
Equity in earnings (losses) of unconsolidated affiliates, net	—	406	(1,675)	—	(1,269)
Equity in earnings (losses) of subsidiaries, net	65,004	(14,747)	—	(50,257)	—
Foreign currency transaction gains (losses), net	—	(16)	551	—	535
Other, net	(357)	2,410	(64)	—	1,989
Total other income (expense), net	30,033	(8,280)	(3,548)	(50,257)	(32,052)
Income (loss) before income taxes	30,033	90,630	(16,397)	(50,257)	54,009
Income tax benefit (provision), net	7,907	(25,626)	(630)	—	(18,349)
Net income (loss)	37,940	65,004	(17,027)	(50,257)	35,660
Less: Net loss (income) attributable to non-controlling interests	—	—	2,280	—	2,280
Net income (loss) attributable to HSSC	$37,940	$65,004	$(14,747)	$(50,257)	$37,940
Comprehensive income (loss):
Net income (loss) from continuing operations	$37,940	$65,004	$(17,027)	$(50,257)	$35,660
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	42,060	—	42,060
Unrealized gains (losses) on available-for-sale securities	118	—	—	—	118
Equity in other comprehensive income (loss) of subsidiaries, net	33,720	33,720	—	(67,440)	—
Total other comprehensive income (loss), net of tax	33,838	33,720	42,060	(67,440)	42,178
Comprehensive income (loss)	71,778	98,724	25,033	(117,697)	77,838
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(6,060)	—	(6,060)
Comprehensive income (loss) attributable to HSSC	$71,778	$98,724	$18,973	$(117,697)	$71,778

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$685,122	$164,401	$(12,119)	$837,404
Equipment revenue	—	166,542	11,280	(10,485)	167,337
Total revenue	—	851,664	175,681	(22,604)	1,004,741
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	212,310	84,544	(14,884)	281,970
Cost of sales - equipment (exclusive of depreciation and amortization)	—	139,134	6,841	(6,822)	139,153
Selling, general and administrative expenses	—	175,603	43,738	(898)	218,443
Research and development expenses	—	16,216	165	—	16,381
Depreciation and amortization	—	150,967	72,575	—	223,542
Total costs and expenses	—	694,230	207,863	(22,604)	879,489
Operating income (loss)	—	157,434	(32,182)	—	125,252
Other income (expense):
Interest income	4,311	2,702	2,087	(2,541)	6,559
Interest expense, net of amounts capitalized	(44,917)	1,779	(5,877)	2,541	(46,474)
Gains (losses) on investments, net	(3)	217	—	—	214
Equity in earnings (losses) of unconsolidated affiliates, net	—	440	(3,455)	—	(3,015)
Equity in earnings (losses) of subsidiaries, net	93,120	(35,048)	—	(58,072)	—
Foreign currency transaction gains (losses), net	—	3,807	(30)	—	3,777
Other, net	—	(271)	(157)	—	(428)
Total other income (expense), net	52,511	(26,374)	(7,432)	(58,072)	(39,367)
Income (loss) before income taxes	52,511	131,060	(39,614)	(58,072)	85,885
Income tax benefit (provision), net	9,284	(37,940)	(1,316)	—	(29,972)
Net income (loss)	61,795	93,120	(40,930)	(58,072)	55,913
Less: Net loss (income) attributable to non-controlling interests	—	—	5,882	—	5,882
Net income (loss) attributable to HSSC	$61,795	$93,120	$(35,048)	$(58,072)	$61,795
Comprehensive income (loss):
Net income (loss)	$61,795	$93,120	$(40,930)	$(58,072)	$55,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7,543	—	7,543
Unrealized gains (losses) on available-for-sale securities	(516)	—	—	—	(516)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	3	—	—	—	3
Equity in other comprehensive income (loss) of subsidiaries, net	4,980	4,980	—	(9,960)	—
Total other comprehensive income (loss), net of tax	4,467	4,980	7,543	(9,960)	7,030
Comprehensive income (loss)	66,262	98,100	(33,387)	(68,032)	62,943
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	3,319	—	3,319
Comprehensive income (loss) attributable to HSSC	$66,262	$98,100	$(30,068)	$(68,032)	$66,262

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$725,397	$157,622	$(16,711)	$866,308
Equipment revenue	—	139,656	14,194	(33,055)	120,795
Total revenue	—	865,053	171,816	(49,766)	987,103
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	209,043	77,507	(17,588)	268,962
Cost of sales - equipment (exclusive of depreciation and amortization)	—	120,772	10,063	(31,193)	99,642
Selling, general and administrative expenses	—	165,055	44,316	(985)	208,386
Research and development expenses	—	14,634	352	—	14,986
Depreciation and amortization	—	176,695	58,272	—	234,967
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	686,409	190,510	(49,766)	827,153
Operating income (loss)	—	178,644	(18,694)	—	159,950
Other income (expense):
Interest income, net	1,912	2,593	2,010	(2,439)	4,076
Interest expense, net of amounts capitalized	(75,728)	306	(6,022)	2,439	(79,005)
Gains (losses) on investments, net	(6)	2,100	—	—	2,094
Equity in earnings (losses) of unconsolidated affiliates, net	—	625	(3,655)	—	(3,030)
Equity in earnings (losses) of subsidiaries, net	115,147	(27,364)	—	(87,783)	—
Foreign currency transaction gains (losses), net	—	(19)	(2,806)	—	(2,825)
Other, net	(1,939)	3,154	(199)	—	1,016
Total other income (expense), net	39,386	(18,605)	(10,672)	(87,783)	(77,674)
Income (loss) before income taxes	39,386	160,039	(29,366)	(87,783)	82,276
Income tax benefit (provision), net	17,131	(44,892)	(1,225)	—	(28,986)
Net income (loss)	56,517	115,147	(30,591)	(87,783)	53,290
Less: Net loss (income) attributable to non-controlling interests	—	—	3,227	—	3,227
Net income (loss) attributable to HSSC	$56,517	$115,147	$(27,364)	$(87,783)	$56,517
Comprehensive income (loss):
Net income (loss)	$56,517	$115,147	$(30,591)	$(87,783)	$53,290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	8,318	—	8,318
Unrealized gains (losses) on available-for-sale securities	30	—	—	—	30
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	5,588	5,588	—	(11,176)	—
Total other comprehensive income (loss), net of tax	5,618	5,588	8,318	(11,176)	8,348
Comprehensive income (loss)	62,135	120,735	(22,273)	(98,959)	61,638
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	497	—	497
Comprehensive income (loss) attributable to HSSC	$62,135	$120,735	$(21,776)	$(98,959)	$62,135

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Six months ended June 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$61,795	$93,120	$(40,930)	$(58,072)	$55,913
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(90,384)	142,006	86,303	58,072	195,997
Net cash provided by (used for) operating activities	(28,589)	235,126	45,373	—	251,910

Cash flows from investing activities:
Purchases of marketable investment securities	(164,541)	—	(6,464)	—	(171,005)
Sales and maturities of marketable investment securities	662,347	—	—	—	662,347
Expenditures for property and equipment	—	(94,658)	(31,224)	—	(125,882)
Expenditures for externally marketed software	—	(11,967)	—	—	(11,967)
Distributions (contributions) and advances from (to) subsidiaries, net	143,460	—	—	(143,460)	—
India JV formation	—	(7,892)	—	—	(7,892)
Dividend received from unconsolidated affiliate	—	2,000	—	—	2,000
Net cash provided by (used for) investing activities	641,266	(112,517)	(37,688)	(143,460)	347,601

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(114)	—	(114)
Payment of in-orbit incentive obligations	—	(1,908)	—	—	(1,908)
Dividend paid to EchoStar	(100,000)	—	—	—	(100,000)
Contribution (distributions) and advances (to) from parent, net	—	(143,460)	—	143,460	—
Net cash provided by (used for) financing activities	(100,000)	(145,368)	(114)	143,460	(102,022)

Effect of exchange rates on cash and cash equivalents	—	—	(672)	—	(672)
Net increase (decrease) in cash and cash equivalents	512,677	(22,759)	6,899	—	496,817
Cash and cash equivalents, including restricted amounts, beginning of period	324,764	42,550	62,834	—	430,148
Cash and cash equivalents, including restricted amounts, end of period	$837,441	$19,791	$69,733	$—	$926,965

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

Our operations include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

All amounts presented in this Management’s Narrative Analysis, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Six Months Ended June 30, 2022:

•Revenue of $1.0 billion
•Operating income of $125.3 million
•Net income of $55.9 million
•Net income attributable to HSSC of $61.8 million
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $355.2 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of June 30, 2022:

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

Our Hughes segment continues to focus its efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. In addition, we are also providing wireline and wireless capacity to utilize in markets that include residential, community WiFi, backhaul, and other enterprise broadband and multi-transport services. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies.

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

In August 2017, a subsidiary of EchoStar entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
XXIV satellite is expected to be launched in the first half of 2023. Further delays or impediments could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other segment in its segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	June 30, 2022	March 31, 2022
United States	1,019,000	1,055,000
Latin America	327,000	351,000
Total broadband subscribers	1,346,000	1,406,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	June 30, 2022	March 31, 2022
United States	(35,000)	(35,000)
Latin America	(25,000)	(21,000)
Total net subscriber additions	(60,000)	(56,000)

Our current capacity limitations have resulted in constraints in adding new subscribers in certain areas. Our ability to retain existing customers is being impacted by our capacity limitations as well as competitive pressure from competitors and other technologies. Challenges in meeting demand for the three months ended June 30, 2022, resulted in higher churn and lower total subscribers despite higher new subscriber additions as compared to the three months ended March 31, 2022.

Our Latin America consumer subscriber base in certain areas, similar to the U.S., continues to be capacity constrained. Our ability to retain existing customers is being impacted by adverse economic conditions in many areas of Latin America and capacity constraints limit our ability to add new subscribers. For the three months ended June 30, 2022, the lower net subscribers were due to lower gross additions primarily from more selective customer screening and continued high churn as compared to the three months ended March 31, 2022.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for applications other than consumer subscribers, such as community WiFi, and for other enterprise and government opportunities in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of June 30, 2022, our Hughes segment had $1.6 billion of contracted revenue backlog, an increase of 15.3%, as compared to December 31, 2021, primarily due to an increase in contracts from our domestic and international customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of June 30, 2022, our ESS segment had $16.8 million of contracted revenue backlog, an increase of 61.7%, as compared to December 31, 2021, primarily due to an increase in satellite service contracts with new and existing customers. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
Cybersecurity

We and the third parties with whom we do business face a constantly evolving and increasingly complex landscape of systemic cybersecurity risk in which hackers and other parties use multifaceted tactics, techniques, and procedures to execute cyberattacks and leverage security breaches and vulnerabilities. Our efforts in mitigating these risks through our cybersecurity program cannot eliminate all cybersecurity risk, including the risk of events that cascade through multiple internal networks or systems, or to one or more suppliers or customers. Disturbances in our systems caused by cyberattacks, including attacks on our third-party contractors and suppliers, could materially harm our ability to conduct our operations and may result in losses that could have a material adverse effect on our financial position. This may also create adverse consequences for our suppliers, third-party service providers, customers, and other third parties that we interact with on a regular basis. In addition, these types of security events could be widely publicized and could materially and adversely affect our reputation with our customers, vendors and shareholders and could harm our competitive position. Such incidents could also result in the release of confidential information about our operations, financial position and performance or about our customers or other third parties which could result in legal claims, fines, or liabilities that may not be covered by our insurance policies and could be material. Additionally, a security compromise or ransomware incident could require us to allocate significant management resources to recovery and mitigation and compel us to expend substantial additional resources to upgrade security measures to continue to protect our confidential information against cyberattacks.

In addition to our efforts to mitigate cybersecurity risk within our business, we are making investments to alleviate potential cybersecurity risk to our products. As a result of these efforts, we could discover new vulnerabilities within our products and systems. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including factors outside our control.

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and six months ended June 30, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table presents our consolidated results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$837,404	$866,308	$(28,904)	(3.3)
Equipment revenue	167,337	120,795	46,542	38.5
Total revenue	1,004,741	987,103	17,638	1.8
Costs and expenses:
Cost of sales - services and other	281,970	268,962	13,008	4.8
% of total services and other revenue	33.7%	31.0%
Cost of sales - equipment	139,153	99,642	39,511	39.7
% of total equipment revenue	83.2%	82.5%
Selling, general and administrative expenses	218,443	208,386	10,057	4.8
% of total revenue	21.7%	21.1%
Research and development expenses	16,381	14,986	1,395	9.3
% of total revenue	1.6%	1.5%
Depreciation and amortization	223,542	234,967	(11,425)	(4.9)
Impairment of long-lived assets	—	210	(210)	(100.0)
Total costs and expenses	879,489	827,153	52,336	6.3
Operating income (loss)	125,252	159,950	(34,698)	(21.7)
Other income (expense):
Interest income, net	6,559	4,076	2,483	60.9
Interest expense, net of amounts capitalized	(46,474)	(79,005)	32,531	(41.2)
Gains (losses) on investments, net	214	2,094	(1,880)	(89.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(3,015)	(3,030)	15	(0.5)
Foreign currency transaction gains (losses), net	3,777	(2,825)	6,602	*
Other, net	(428)	1,016	(1,444)	*
Total other income (expense), net	(39,367)	(77,674)	38,307	(49.3)
Income (loss) before income taxes	85,885	82,276	3,609	4.4
Income tax benefit (provision), net	(29,972)	(28,986)	(986)	3.4
Net income (loss)	55,913	53,290	2,623	4.9
Less: Net loss (income) attributable to non-controlling interests	5,882	3,227	2,655	82.3
Net income (loss) attributable to HSSC	$61,795	$56,517	$5,278	9.3

Other data:
EBITDA (2)	$355,224	$395,399	$(40,175)	(10.2)
Subscribers, end of period	1,346,000	1,542,000	(196,000)	(12.7)
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the six months ended June 30, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $837.4 million for the six months ended June 30, 2022, a decrease of $28.9 million, or 3.3%, as compared to 2021. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $38.1 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $7.0 million and to our mobile satellite system and other customers of $2.4 million. These variances reflect the negative impact of exchange rate fluctuations of $1.3 million, primarily attributable to our enterprise customers, partially offset by our consumer customers.

Equipment revenue. Equipment revenue totaled $167.3 million for the six months ended June 30, 2022, an increase of $46.5 million, or 38.5%, as compared to 2021. The increase was primarily attributable to increases in hardware sales to our enterprise customers of $47.0 million mainly associated with a certain customer in North America and to international customers, partially offset by decreases in hardware sales of $3.1 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $282.0 million for the six months ended June 30, 2022, an increase of $13.0 million, or 4.8%, as compared to 2021.  The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in costs provided to our consumer and enterprise customers, mainly related to service delivery expenses.

Cost of sales - equipment.  Cost of sales - equipment totaled $139.2 million for the six months ended June 30, 2022, an increase of $39.5 million, or 39.7%, as compared to 2021.  The increase was primarily attributable to the corresponding increase in equipment revenue, an increase in hardware and installation support costs and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $218.4 million for the six months ended June 30, 2022, an increase of $10.1 million, or 4.8%, as compared to 2021. The increase was primarily attributable to increases in: i) bad debt expense of $6.3 million primarily due to the recovery of bad debt reserves in 2021 and ii) other general and administrative expenses of $5.3 million, offset by decreases in: i) legal expenses of $0.8 million and ii) sales and marketing expenses of $0.7 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $223.5 million for the six months ended June 30, 2022, a decrease of $11.4 million, or 4.9%, as compared to 2021.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $9.1 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $2.1 million, and (iii) decreases in other property and equipment depreciation expense of $5.9 million. These decreases were partially offset by increases in amortization of our capitalized software of $4.8 million.

Interest income, net.  Interest income, net totaled $6.6 million for the six months ended June 30, 2022, an increase of $2.5 million, or 60.9%, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $46.5 million for the six months ended June 30, 2022, a decrease of $32.5 million, or 41.2%, as compared to 2021. The decrease was primarily attributable to a decrease of $30.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $1.3 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $0.2 million in gains for the six months ended June 30, 2022, as compared to $2.1 million in gains for the six months ended June 30, 2021, a negative change of $1.9 million. The change was related to net increased losses on marketable investment securities and other equity securities of $1.9 million.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.8 million in gains for the six months ended June 30, 2022, as compared to $2.8 million in losses for the six

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
months ended June 30, 2021, a positive change of $6.6 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(30.0) million for the six months ended June 30, 2022, as compared to $(29.0) million for the six months ended June 30, 2021. Our effective income tax rate was 34.9% and 35.2% for the six months ended June 30, 2022 and 2021, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2021, were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the six months ended June 30, 2021	$56,517
Decrease (increase) in interest expense, net of amounts capitalized	32,531
Increase (decrease) in foreign currency transaction gains (losses), net	6,602
Decrease (increase) in net income (loss) attributable to non-controlling interests	2,655
Increase (decrease) in interest income, net	2,483
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	15
Decrease (increase) in income tax benefit (provision), net	(986)
Increase (decrease) in other, net	(1,444)
Increase (decrease) in gains (losses) on investments, net	(1,880)
Increase (decrease) in operating income (loss), including depreciation and amortization	(34,698)
Net income (loss) attributable to HSSC for the six months ended June 30, 2022	$61,795

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Net income (loss)	$55,913	$53,290	$2,623	4.9
Interest income, net	(6,559)	(4,076)	(2,483)	60.9
Interest expense, net of amounts capitalized	46,474	79,005	(32,531)	(41.2)
Income tax provision (benefit), net	29,972	28,986	986	3.4
Depreciation and amortization	223,542	234,967	(11,425)	(4.9)
Net loss (income) attributable to non-controlling interests	5,882	3,227	2,655	82.3
EBITDA	$355,224	$395,399	$(40,175)	(10.2)
*    Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the six months ended June 30, 2021	$395,399
Increase (decrease) in foreign currency transaction gains (losses), net	6,602
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,655
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	15
Increase (decrease) in other, net	(1,444)
Increase (decrease) in gains (losses) on investments, net	(1,880)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(46,123)
EBITDA for the six months ended June 30, 2022	$355,224

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2022
Total revenue	$985,947	$9,324	$9,470	$1,004,741
Capital expenditures	125,882	—	—	125,882
EBITDA	371,098	6,212	(22,086)	355,224

For the six months ended June 30, 2021
Total revenue	$968,136	$8,372	$10,595	$987,103
Capital expenditures	154,382	—	—	154,382
EBITDA	408,772	4,162	(17,535)	395,399

Hughes Segment

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$985,947	$968,136	$17,811	1.8
Capital expenditures	125,882	154,382	(28,500)	(18.5)
EBITDA	371,098	408,772	(37,674)	(9.2)

Total revenue was $985.9 million for the six months ended June 30, 2022, an increase of $17.8 million, or 1.8%, as compared to 2021. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $38.1 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $7.0 million and to our mobile satellite system and other customers of $2.4 million. Equipment revenue increased primarily due to increases in hardware sales to our enterprise customers of $47.0 million mainly associated with a certain customer in North America and to international customers, partially offset by decreases in hardware sales of $3.1 million to our consumer customers. These variances reflect the negative impact of exchange rate fluctuations of $1.4 million, primarily attributable to our enterprise customers.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
Capital expenditures were $125.9 million for the six months ended June 30, 2022, a decrease of $28.5 million, or 18.5%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, partially offset by increased expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2021	$408,772
Increase (decrease) in foreign currency transaction gains (losses), net	6,545
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,655
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	199
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(3,382)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(41,808)
EBITDA for the six months ended June 30, 2022	$371,098

ESS Segment

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$9,324	$8,372	$952	11.4
EBITDA	6,212	4,162	2,050	49.3

Total revenue was $9.3 million for the six months ended June 30, 2022, an increase of $1.0 million, or 11.4%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $6.2 million for the six months ended June 30, 2022, an increase of $2.1 million, or 49.3%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the six months ended June 30,		Variance
	2022	2021	Amount	%
Total revenue	$9,470	$10,595	$(1,125)	(10.6)
EBITDA	(22,086)	(17,535)	(4,551)	26.0

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2021	$(17,535)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(6,364)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(185)
Increase (decrease) in gains (losses) on investments, net	3
Increase (decrease) in foreign currency transaction gains (losses), net	58
Increase (decrease) in other, net	1,937
EBITDA for the six months ended June 30, 2022	$(22,086)

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 14. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On August 3, 2022, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended June 30, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer.
31.2 (H)	Section 302 Certification of Chief Financial Officer.
32.1 (I)	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1 (I)	Press release dated August 3, 2022 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 3, 2022	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ David J. Rayner
David J. Rayner
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)