Form 10-Q
period 2022-09-30
Hughes Satellite Systems Corp
filed 2022-11-03
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 20, 2022, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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
i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$829,726	$429,168
Marketable investment securities	493,310	854,502
Trade accounts receivable and contract assets, net	243,683	182,063
Other current assets, net	265,364	276,844
Total current assets	1,832,083	1,742,577
Non-current assets:
Property and equipment, net	1,401,602	1,523,447
Operating lease right-of-use assets	146,902	148,221
Goodwill	532,570	511,086
Regulatory authorizations, net	408,542	408,959
Other intangible assets, net	16,323	13,984
Other investments, net	84,785	91,226
Other non-current assets, net	281,214	302,840
Total non-current assets	2,871,938	2,999,763
Total assets	$4,704,021	$4,742,340

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$92,848	$105,477
Contract liabilities	127,584	141,343
Accrued expenses and other current liabilities	282,062	308,879
Total current liabilities	502,494	555,699
Non-current liabilities:
Long-term debt, net	1,496,578	1,495,994
Deferred tax liabilities, net	358,267	334,406
Operating lease liabilities	132,365	134,001
Other non-current liabilities	135,234	153,251
Total non-current liabilities	2,122,444	2,117,652
Total liabilities	2,624,938	2,673,351

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	1,478,857	1,489,776
Accumulated other comprehensive income (loss)	(182,785)	(173,381)
Accumulated earnings (losses)	686,792	692,341
Total Hughes Satellite Systems Corporation shareholder's equity	1,982,864	2,008,736
Non-controlling interests	96,219	60,253
Total shareholder's equity	2,079,083	2,068,989
Total liabilities and shareholder's equity	$4,704,021	$4,742,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Services and other revenue	$403,162	$434,648	$1,240,566	$1,300,956
Equipment revenue	96,004	71,920	263,341	192,715
Total revenue	499,166	506,568	1,503,907	1,493,671
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	143,319	136,176	425,289	405,138
Cost of sales - equipment (exclusive of depreciation and amortization)	74,328	62,326	213,481	161,968
Selling, general and administrative expenses	105,518	103,455	323,961	311,841
Research and development expenses	9,181	7,974	25,562	22,960
Depreciation and amortization	103,648	113,722	327,190	348,689
Impairment of long-lived assets	—	—	—	210
Total costs and expenses	435,994	423,653	1,315,483	1,250,806
Operating income (loss)	63,172	82,915	188,424	242,865
Other income (expense):
Interest income, net	8,881	2,032	15,440	6,108
Interest expense, net of amounts capitalized	(22,787)	(23,943)	(69,261)	(102,948)
Gains (losses) on investments, net	—	8	214	2,102
Equity in earnings (losses) of unconsolidated affiliates, net	(1,426)	(1,167)	(4,441)	(4,197)
Foreign currency transaction gains (losses), net	(2,087)	(6,297)	1,690	(9,122)
Other, net	(256)	664	(684)	1,680
Total other income (expense), net	(17,675)	(28,703)	(57,042)	(106,377)
Income (loss) before income taxes	45,497	54,212	131,382	136,488
Income tax benefit (provision), net	(15,695)	(19,857)	(45,667)	(48,843)
Net income (loss)	29,802	34,355	85,715	87,645
Less: Net loss (income) attributable to non-controlling interests	2,854	3,192	8,736	6,419
Net income (loss) attributable to HSSC	$32,656	$37,547	$94,451	$94,064

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$29,802	$34,355	$85,715	$87,645
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,452)	(30,215)	(8,909)	(21,897)
Unrealized gains (losses) on available-for-sale securities	327	(235)	(189)	(205)
Other	—	(99)	—	(99)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	(5)	3	(5)
Total other comprehensive income (loss), net of tax	(16,125)	(30,554)	(9,095)	(22,206)
Comprehensive income (loss)	13,677	3,801	76,620	65,439
Less: Comprehensive loss (income) attributable to non-controlling interests	5,108	8,760	8,427	9,257
Comprehensive income (loss) attributable to HSSC	$18,785	$12,561	$85,047	$74,696

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, June 30, 2021	$1,488,314	$(141,222)	$728,087	$74,299	$2,149,478
Stock-based compensation	745	—	—	—	745
Contribution by non-controlling interest holder	—	—	—	—	—
Other comprehensive income (loss)	—	(24,986)	—	(5,568)	(30,554)
Net income (loss)	—	—	37,547	(3,192)	34,355
Balance, September 30, 2021	$1,489,059	$(166,208)	$765,634	$65,539	$2,154,024

Balance, June 30, 2022	$1,477,604	$(168,914)	$654,136	$101,327	$2,064,153
Stock-based compensation	1,253	—	—	—	1,253
Issuance of equity and contribution of assets pursuant to the India JV formation	—	—	—	—	—
Dividend paid to EchoStar	—	—	—	—	—
Other comprehensive income (loss)	—	(13,871)	—	(2,254)	(16,125)
Net income (loss)	—	—	32,656	(2,854)	29,802
Balance, September 30, 2022	$1,478,857	$(182,785)	$686,792	$96,219	$2,079,083
The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	2,329	—	—	—	2,329
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Other comprehensive income (loss)	—	(19,368)	—	(2,838)	(22,206)
Net income (loss)	—	—	94,064	(6,419)	87,645
Balance, September 30, 2021	$1,489,059	$(166,208)	$765,634	$65,539	$2,154,024

Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Stock-based compensation	3,171	—	—	—	3,171
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,090)	—	—	44,393	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	(9,404)	—	309	(9,095)
Net income (loss)	—	—	94,451	(8,736)	85,715
Balance, September 30, 2022	$1,478,857	$(182,785)	$686,792	$96,219	$2,079,083

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$85,715	$87,645
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	327,190	348,689
Impairment of long-lived assets	—	210
Losses (gains) on investments, net	(214)	(2,102)
Equity in losses (earnings) of unconsolidated affiliates, net	4,441	4,197
Foreign currency transaction losses (gains), net	(1,690)	9,122
Deferred tax provision (benefit), net	21,020	32,667
Stock-based compensation	3,171	2,329
Amortization of debt issuance costs	582	2,192
Other, net	27,647	17,548
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(63,508)	(20,888)
Other current assets, net	12,348	(276)
Trade accounts payable	(7,083)	(13,452)
Contract liabilities	(13,759)	30,066
Accrued expenses and other current liabilities	(30,115)	(106,604)
Non-current assets and non-current liabilities, net	(19,857)	65,177
Net cash provided by (used for) operating activities	345,888	456,520

Cash flows from investing activities:
Purchases of marketable investment securities	(506,329)	(1,329,862)
Sales and maturities of marketable investment securities	866,353	1,669,757
Expenditures for property and equipment	(176,665)	(228,641)
Expenditures for externally marketed software	(16,926)	(25,634)
Sales of other investments	—	9,451
India JV formation	(7,892)	—
Dividend received from unconsolidated affiliate	2,000	—
Net cash provided by (used for) investing activities	160,541	95,071

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(901,818)
Payment of finance lease obligations	(114)	(578)
Payment of in-orbit incentive obligations	(2,422)	(1,800)
Contribution by non-controlling interest holder	—	9,880
Dividend paid to EchoStar	(100,000)	—
Other, net	—	(966)
Net cash provided by (used for) financing activities	(102,536)	(895,282)

Effect of exchange rates on cash and cash equivalents	(3,007)	(2,986)
Net increase (decrease) in cash and cash equivalents	400,886	(346,677)
Cash and cash equivalents, including restricted amounts, beginning of period	430,148	741,297
Cash and cash equivalents, including restricted amounts, end of period	$831,034	$394,620
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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs; (ii) allowances for doubtful accounts; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) assets and goodwill impairment testing.

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

Goodwill

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment exist. All of our goodwill is assigned to our Hughes segment. We conducted our annual impairment test of goodwill during our second fiscal quarter on a qualitative basis and determined that no adjustment to the carrying value of goodwill was then necessary because the fair values exceeded carrying values. During the quarter ended September 30, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to continuing decline in our stock price during that period. As a result of our interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 10%. We concluded that there were no other indicators of impairment. Given the decline in our stock price during the quarter ended September 30, 2022, we believe it is reasonably possible that a sustained decline in our stock price and market capitalization will result in all or a significant portion of our goodwill becoming impaired. The impairment of goodwill has no effect on liquidity or capital resources. However, it would result in a material non-cash charge and would materially adversely affect our financial results in the period recognized.

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

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2022	December 31, 2021
Trade accounts receivable and contract assets, net:
Sales and services	$187,675	$154,676
Leasing	7,684	5,668
Total trade accounts receivable	195,359	160,344
Contract assets	64,558	36,307
Allowance for doubtful accounts	(16,234)	(14,588)
Total trade accounts receivable and contract assets, net	$243,683	$182,063

Contract liabilities:
Current	$127,584	$141,343
Non-current	8,797	10,669
Total contract liabilities	$136,381	$152,012

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$6,175	$16,521	$115,974	$81,543

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2022	2021
Balance at beginning of period	$82,986	$99,837
Additions	45,172	54,701
Amortization expense	(57,822)	(66,815)
Foreign currency translation	156	(828)
Balance at end of period	$70,492	$86,895

We recognized amortization expenses related to contract acquisition costs of $18.2 million and $21.6 million for the three months ended September 30, 2022 and 2021, respectively.

Performance Obligations

As of September 30, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.0 billion. Performance obligations expected to be satisfied within one year and greater than one year are 38.0% and 62.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
North America	$389,181	$4,981	$(393)	$393,769
South and Central America	40,290	—	—	40,290
Other	60,094	—	5,013	65,107
Total revenue	$489,565	$4,981	$4,620	$499,166

For the three months ended September 30, 2021
North America	$412,805	$4,436	$(89)	$417,152
South and Central America	44,898	—	—	44,898
Other	39,234	—	5,284	44,518
Total revenue	$496,937	$4,436	$5,195	$506,568

For the nine months ended September 30, 2022
North America	$1,187,301	$14,305	$(939)	$1,200,667
South and Central America	125,256	—	—	125,256
Other	162,955	—	15,029	177,984
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907

For the nine months ended September 30, 2021
North America	$1,216,665	$12,808	$(265)	$1,229,208
South and Central America	134,924	—	—	134,924
Other	113,484	—	16,055	129,539
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
Services and other revenue:
Services	$383,738	$3,247	$—	$386,985
Lease revenue	9,822	1,734	4,621	16,177
Total services and other revenue	393,560	4,981	4,621	403,162
Equipment revenue:
Equipment	33,585	—	(1)	33,584
Design, development and construction services	60,606	—	—	60,606
Lease revenue	1,814	—	—	1,814
Total equipment revenue	96,005	—	(1)	96,004
Total revenue	$489,565	$4,981	$4,620	$499,166

For the three months ended September 30, 2021
Services and other revenue:
Services	$415,287	$2,976	$—	$418,263
Lease revenue	9,730	1,460	5,195	16,385
Total services and other revenue	425,017	4,436	5,195	434,648
Equipment revenue:
Equipment	24,504	—	—	24,504
Design, development and construction services	45,025	—	—	45,025
Lease revenue	2,391	—	—	2,391
Total equipment revenue	71,920	—	—	71,920
Total revenue	$496,937	$4,436	$5,195	$506,568

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2022
Services and other revenue:
Services	$1,181,460	$9,343	$—	$1,190,803
Lease revenue	30,711	4,962	14,090	49,763
Total services and other revenue	1,212,171	14,305	14,090	1,240,566
Equipment revenue:
Equipment	86,878	—	—	86,878
Design, development and construction services	172,822	—	—	172,822
Lease revenue	3,641	—	—	3,641
Total equipment revenue	263,341	—	—	263,341
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907

For the nine months ended September 30, 2021
Services and other revenue:
Services	$1,242,804	$8,550	$—	$1,251,354
Lease revenue	29,554	4,258	15,790	49,602
Total services and other revenue	1,272,358	12,808	15,790	1,300,956
Equipment revenue:
Equipment	84,054	—	—	84,054
Design, development and construction services	101,718	—	—	101,718
Lease revenue	6,943	—	—	6,943
Total equipment revenue	192,715	—	—	192,715
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$1,514	$2,220	$2,735	$6,597
Interest income	300	171	906	346
Total sales-type lease revenue	1,814	2,391	3,641	6,943
Operating lease revenue	16,177	16,385	49,763	49,602
Total lease revenue	$17,991	$18,776	$53,404	$56,545

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 5.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2022	December 31, 2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$211,556	$284,787
Commercial paper	279,342	491,360
Other debt securities	2,412	78,355
Total available-for-sale debt securities	493,310	854,502
Equity securities	—	—
Total marketable investment securities	$493,310	$854,502

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2022
Corporate bonds	$212,157	$48	$(649)	$211,556
Commercial paper	279,342	—	—	279,342
Other debt securities	2,418	—	(6)	2,412
Total available-for-sale debt securities	$493,917	$48	$(655)	$493,310
As of December 31, 2021
Corporate bonds	$285,169	$—	$(382)	$284,787
Commercial paper	491,360	—	—	491,360
Other debt securities	78,395	—	(40)	78,355
Total available-for-sale debt securities	$854,924	$—	$(422)	$854,502

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$125,923	$37,904	$277,188

As of September 30, 2022, we have $488.8 million of available-for-sale debt securities with contractual maturities of one year or less and $4.5 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of September 30, 2022
Cash equivalents (including restricted)	$277	$752,397	$752,674
Available-for-sale debt securities:
Corporate bonds	$—	$211,556	$211,556
Commercial paper	—	279,342	279,342
Other debt securities	—	2,412	2,412
Total available-for-sale debt securities	—	493,310	493,310
Equity securities	—	—	—
Total marketable investment securities	$—	$493,310	$493,310

As of December 31, 2021
Cash equivalents (including restricted)	$4,032	$320,732	$324,764
Available-for-sale debt securities:
Corporate bonds	$—	$284,787	$284,787
Commercial paper	—	491,360	491,360
Other debt securities	—	78,355	78,355
Total available-for-sale debt securities	—	854,502	854,502
Equity securities	—	—	—
Total marketable investment securities	$—	$854,502	$854,502

As of September 30, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 6.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	September 30, 2022	December 31, 2021
Property and equipment, net:
Satellites, net	$775,982	$847,613
Other property and equipment, net	625,620	675,834
Total property and equipment, net	$1,401,602	$1,523,447
Satellites

As of September 30, 2022, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our GEO satellite fleet as of September 30, 2022:

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

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2022	December 31, 2021
Satellites, net:
Satellites - owned	7 to 15	$1,502,039	$1,500,836
Satellites - acquired under finance leases	15	357,163	354,170
Total satellites		1,859,202	1,855,006
Accumulated depreciation:
Satellites - owned		(968,682)	(911,722)
Satellites - acquired under finance leases		(114,538)	(95,671)
Total accumulated depreciation		(1,083,220)	(1,007,393)
Total satellites, net		$775,982	$847,613

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Depreciation expense:
Satellites - owned	$18,911	$17,490	$56,831	$62,048
Satellites - acquired under finance leases	6,003	7,434	18,127	22,031
Total depreciation expense	$24,914	$24,924	$74,958	$84,079

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Capitalized interest	$2,206	$1,523	$6,264	$4,236

Satellite-Related Commitments

As of September 30, 2022 and December 31, 2021 our satellite-related commitments were $159.5 million and $179.7 million, respectively. These primarily include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three and nine months ended September 30, 2022.

Fair Value of In-Orbit Incentives

As of September 30, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $50.8 million and $53.2 million, respectively.

NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	11,505	(1,054)	10,451	400,000	410,451
Amortization expense	—	(610)	(610)	—	(610)
Currency translation adjustments	(711)	76	(635)	—	(635)
Balance, September 30, 2021	10,794	(1,588)	9,206	400,000	409,206

Balance, December 31, 2021	10,733	(1,774)	8,959	400,000	408,959
Amortization expense	—	(617)	(617)	—	(617)
Currency translation adjustments	230	(30)	200	—	200
Balance, September 30, 2022	$10,963	$(2,421)	$8,542	$400,000	$408,542

Weighted-average useful life (in years)		14

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 8.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	September 30, 2022	December 31, 2021
Other investments, net:
Equity method investments	$84,785	$91,226
Total other investments, net	$84,785	$91,226

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Deluxe	$1,243	$1,315	$3,901	$4,175
BCS	$2,600	$1,838	$6,321	$5,952

The following table presents trade accounts receivable:

	As of
	September 30, 2022	December 31, 2021
Deluxe	$2,461	$934
BCS	$6,231	$5,544

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 9.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		September 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$694,253	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	688,935	750,000	838,740
Less: Unamortized debt issuance costs		(3,422)	—	(4,006)	—
Total long-term debt, net		$1,496,578	$1,383,188	$1,495,994	$1,664,295
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

Our income tax provision was $15.7 million for the three months ended September 30, 2022 compared to our income tax provision of $19.9 million for the three months ended September 30, 2021. Our estimated effective income tax rate was 34.5% and 36.6% for the three months ended September 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $45.7 million for the nine months ended September 30, 2022 compared to our income tax provision of $48.8 million for the nine months ended September 30, 2021. Our estimated effective income tax rate was 34.8% and 35.8% for the nine months ended September 30, 2022 and 2021, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

The Tax Cuts and Jobs Act (“TCJA”) was signed into law December 22, 2017 and included a significant change in the treatment of Research and Development (“R&D”) Expenditures under Section 174. Previously, the qualified amounts were deductible in the year incurred. Beginning in 2022, the amounts must be capitalized and amortized. EchoStar does not expect a material impact in 2022 and continues to evaluate the legislation.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 11.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. Effective March 2017, and as a result of the Share Exchange (as defined below), we implemented a new methodology for determining the cost of these shared corporate services. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $4.1 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $8.6 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Services and other revenue - EchoStar	$5,013	$5,283	$15,029	$16,055

The following table presents the corresponding related party receivables:

	As of
	September 30, 2022	December 31, 2021
Related party receivables - EchoStar - current	$114,293	$122,619
Related party receivables - EchoStar - non-current	51,704	56,055
Total related party receivables - EchoStar	$165,997	$178,674

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses - EchoStar	$19,586	$12,381	$54,945	$43,566

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the corresponding related party payables:

	As of
	September 30, 2022	December 31, 2021
Related party payables - EchoStar - current	$124,409	$124,578
Related party payables - EchoStar - non-current	22,450	24,118
Total related party payables - EchoStar	$146,859	$148,696

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $5.0 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $15.0 million and $16.1 million for the nine months ended September 30, 2022 and 2021, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the first half of 2023. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.5 million and $0.4 million for the three months ended September 30,

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2022 and 2021, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH Network and our former joint venture Dish Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Services and other revenue - DISH Network	$4,258	$5,357	$13,589	$16,751

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the related trade accounts receivable:

	As of
	September 30, 2022	December 31, 2021
Trade accounts receivable - DISH Network	$2,982	$3,457

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses - DISH Network	$1,197	$1,310	$3,401	$3,876

The following table presents the related trade accounts payable:

	As of
	September 30, 2022	December 31, 2021
Trade accounts payable - DISH Network	$428	$587

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet satellite internet service (the “HughesNet service”) and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.8 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively.

2019 TT&C Agreement.  In September 2019, in connection with the BSS Transaction, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us and EchoStar and its other subsidiaries for a period ending in September 2021, with the option for a subsidiary of EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). In June 2021, we amended the 2019 TT&C Agreement to extend the term until September 2022 and added the option for us to renew the 2019 TT&C Agreement up to an additional three years. In September 2022, we exercised the option to renew the 2019 TT&C Agreement until September 2023. The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided.  Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice.

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

NOTE 13.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the President of our subsidiary Hughes Communications and a member of our board of directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 we had $0.5 million of trade accounts receivable from TSI.

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

Shareholder Litigation

On July 2, 2019, the City of Hallandale Beach Police Officers’ and Firefighters’ Personnel Retirement Trust, purporting to sue on behalf of a class of EchoStar Corporation’s stockholders, filed a complaint in the District Court of Clark County, Nevada against EchoStar’s directors, Charles W. Ergen, R. Stanton Dodge, Anthony M. Federico, Pradman P. Kaul, C. Michael Schroeder, Jeffrey R. Tarr, William D. Wade, and Michael T. Dugan; our chief financial officer, David J. Rayner; EchoStar; HSSC; our former subsidiary BSS Corp.; and DISH and its subsidiary Merger Sub. On September 5, 2019, the defendants filed motions to dismiss. On October 11, 2019, the plaintiffs filed an amended complaint removing Messrs. Dodge, Federico, Kaul, Schroeder, Tarr and Wade as defendants. The amended complaint alleges that Mr. Ergen, as our controlling stockholder, breached fiduciary duties to EchoStar’s minority stockholders by structuring the BSS Transaction with inadequate consideration and improperly influencing our and EchoStar’s boards of directors to approve the BSS Transaction. The amended complaint also alleges that the other defendants aided and abetted such alleged breaches. The plaintiffs seek equitable and monetary relief, including the issuance of additional DISH Common Stock, and other costs and disbursements, including attorneys’ fees on behalf of the purported class. On November 11, 2019, we and the other defendants filed separate motions to dismiss plaintiff’s amended complaint and during a hearing on January 13, 2020 the court denied these motions. On February 10, 2020, we and the other defendants filed answers to the amended complaint. The Court certified plaintiff’s class on January 11, 2021. On June 18, 2021, the parties executed a settlement agreement to resolve all claims in this case. On the same day, the parties filed a joint motion for preliminary approval of the settlement agreement. The motion was granted by an order dated July 30, 2021. On December 9, 2021, the Court held a final settlement hearing. On December 10, 2021, the Court issued an Order granting final approval of the settlement agreement. In an order dated October 24, 2022, the Court granted plaintiff’s unopposed motion to approve the class distribution plan.

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

The following table presents the components of the accrual:

	As of
	September 30, 2022	December 31, 2021
Additional license fees	$3,481	$3,812
Penalties	3,572	3,912
Interest and interest on penalties	78,294	81,389
Less: Payments	(18,072)	(8,451)
Total accrual	67,275	80,662
Less: Current portion	10,355	11,178
Total long-term accrual	$56,920	$69,484

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2022
External revenue	$489,565	$4,588	$5,013	$499,166
Intersegment revenue	—	393	(393)	—
Total revenue	$489,565	$4,981	$4,620	$499,166

Capital expenditures	$50,783	$—	$—	$50,783
EBITDA	$175,011	$3,446	$(12,552)	$165,905

For the three months ended September 30, 2021
External revenue	$496,937	$4,347	$5,284	$506,568
Intersegment revenue	—	89	(89)	—
Total revenue	$496,937	$4,436	$5,195	$506,568

Capital expenditures	$74,259	$—	$—	$74,259
EBITDA	$196,970	$2,319	$(6,252)	$193,037

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2022
External revenue	$1,475,512	$13,366	$15,029	$1,503,907
Intersegment revenue	—	939	(939)	—
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907

Capital expenditures	$176,665	$—	$—	$176,665
EBITDA	$546,109	$9,658	$(34,638)	$521,129

For the nine months ended September 30, 2021
External revenue	$1,465,073	$12,543	$16,055	$1,493,671
Intersegment revenue	—	265	(265)	—
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671

Capital expenditures	$228,641	$—	$—	$228,641
EBITDA	$605,742	$6,481	$(23,787)	$588,436

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$45,497	$54,212	$131,382	$136,488
Interest income, net	(8,881)	(2,032)	(15,440)	(6,108)
Interest expense, net of amounts capitalized	22,787	23,943	69,261	102,948
Depreciation and amortization	103,648	113,722	327,190	348,689
Net loss (income) attributable to non-controlling interests	2,854	3,192	8,736	6,419
EBITDA	$165,905	$193,037	$521,129	$588,436

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2022	December 31, 2021
Other current assets, net:
Related party receivables - EchoStar	114,293	122,619
Inventory	115,372	102,907
Prepaids and deposits	9,661	27,737
Trade accounts receivable - DISH Network	$2,982	$3,457
Other, net	23,056	20,124
Total other current assets	$265,364	$276,844

Other non-current assets, net:
Capitalized software, net	$117,995	$124,701
Contract acquisition costs, net	70,492	82,986
Related party receivables - EchoStar	51,704	56,055
Deferred tax assets, net	6,643	5,411
Restricted cash	1,308	980
Contract fulfillment costs, net	1,859	1,721
Other, net	31,213	30,986
Total other non-current assets, net	$281,214	$302,840

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	September 30, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$124,409	$124,578
Accrued compensation	45,188	45,630
Operating lease obligation	17,302	16,697
Accrued interest	16,496	39,289
Accrued taxes	10,411	9,790
Accrual for license fee dispute	10,355	11,178
Trade accounts payable - DISH Network	428	587
Other	57,473	61,130
Total accrued expenses and other current liabilities	$282,062	$308,879

Other non-current liabilities:
Accrual for license fee dispute	56,920	69,484
Related party payables - EchoStar	$22,450	$24,118
Contract liabilities	8,797	10,669
Other	47,067	48,980
Total other non-current liabilities	$135,234	$153,251

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2022	December 31, 2021
Raw materials	$31,609	$13,778
Work-in-process	13,825	11,705
Finished goods	69,938	77,424
Total inventory	$115,372	$102,907

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$92,795	$119,662
Cash paid for income taxes	$8,317	$6,835

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(7,097)	$(1,066)
Non-cash net assets received as part of the India JV formation	$36,701	$—

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of September 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$751,481	$15,339	$62,906	$—	$829,726
Marketable investment securities	493,310	—	—	—	493,310
Trade accounts receivable and contract assets, net	—	179,718	63,965	—	243,683
Other current assets, net	65,544	1,283,858	224,144	(1,308,182)	265,364
Total current assets	1,310,335	1,478,915	351,015	(1,308,182)	1,832,083
Non-current assets:
Property and equipment, net	—	1,148,409	253,193	—	1,401,602
Operating lease right-of-use assets	—	120,196	26,706	—	146,902
Goodwill	—	504,173	28,397	—	532,570
Regulatory authorizations, net	—	400,000	8,542	—	408,542
Other intangible assets, net	—	12,870	3,453	—	16,323
Other investments, net	8,359	—	76,426	—	84,785
Investment in subsidiaries	3,243,677	305,871	—	(3,549,548)	—
Other non-current assets, net	1,180	275,821	155,656	(151,443)	281,214
Total non-current assets	3,253,216	2,767,340	552,373	(3,700,991)	2,871,938
Total assets	$4,563,551	$4,246,255	$903,388	$(5,009,173)	$4,704,021
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$82,800	$10,048	$—	$92,848
Contract liabilities	—	123,232	4,352	—	127,584
Accrued expenses and other current liabilities	1,084,109	225,523	280,612	(1,308,182)	282,062
Total current liabilities	1,084,109	431,555	295,012	(1,308,182)	502,494
Non-current liabilities:
Long-term debt, net	1,496,578	—	—	—	1,496,578
Deferred tax liabilities, net	—	345,914	12,822	(469)	358,267
Operating lease liabilities	—	110,135	22,230	—	132,365
Other non-current liabilities	—	115,536	170,672	(150,974)	135,234
Total non-current liabilities	1,496,578	571,585	205,724	(151,443)	2,122,444
Total liabilities	2,580,687	1,003,140	500,736	(1,459,625)	2,624,938
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	1,982,864	3,243,115	306,433	(3,549,548)	1,982,864
Non-controlling interests	—	—	96,219	—	96,219
Total shareholder's equity	1,982,864	3,243,115	402,652	(3,549,548)	2,079,083
Total liabilities and shareholder's equity	$4,563,551	$4,246,255	$903,388	$(5,009,173)	$4,704,021

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$331,453	$78,443	$(6,734)	$403,162
Equipment revenue	—	94,371	7,087	(5,454)	96,004
Total revenue	—	425,824	85,530	(12,188)	499,166
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	109,191	41,481	(7,353)	143,319
Cost of sales - equipment (exclusive of depreciation and amortization)	—	73,821	4,852	(4,345)	74,328
Selling, general and administrative expenses	—	85,551	20,457	(490)	105,518
Research and development expenses	—	9,082	99	—	9,181
Depreciation and amortization	—	71,414	32,234	—	103,648
Total costs and expenses	—	349,059	99,123	(12,188)	435,994
Operating income (loss)	—	76,765	(13,593)	—	63,172
Other income (expense):
Interest income, net	7,738	1,350	1,059	(1,266)	8,881
Interest expense, net of amounts capitalized	(22,463)	1,064	(2,654)	1,266	(22,787)
Gains (losses) on investments, net	—	—	—	—	—
Equity in earnings (losses) of unconsolidated affiliates, net	319	—	(1,745)	—	(1,426)
Equity in earnings (losses) of subsidiaries, net	43,769	(17,534)	—	(26,235)	—
Foreign currency transaction gains (losses), net	—	1,968	(4,055)	—	(2,087)
Other, net	—	—	(256)	—	(256)
Total other income (expense), net	29,363	(13,152)	(7,651)	(26,235)	(17,675)
Income (loss) before income taxes	29,363	63,613	(21,244)	(26,235)	45,497
Income tax benefit (provision), net	3,293	(19,844)	856	—	(15,695)
Net income (loss)	32,656	43,769	(20,388)	(26,235)	29,802
Less: Net loss (income) attributable to non-controlling interests	—	—	2,854	—	2,854
Net income (loss) attributable to HSSC	$32,656	$43,769	$(17,534)	$(26,235)	$32,656
Comprehensive income (loss):
Net income (loss) from continuing operations	$32,656	$43,769	$(20,388)	$(26,235)	$29,802
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(16,452)	—	(16,452)
Unrealized gains (losses) on available-for-sale securities	327	—	—	—	327
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	—	—	—	—	—
Equity in other comprehensive income (loss) of subsidiaries, net	(14,197)	(14,197)	—	28,394	—
Total other comprehensive income (loss), net of tax	(13,870)	(14,197)	(16,452)	28,394	(16,125)
Comprehensive income (loss)	18,786	29,572	(36,840)	2,159	13,677
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	5,108	—	5,108
Comprehensive income (loss) attributable to HSSC	$18,786	$29,572	$(31,732)	$2,159	$18,785

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$362,584	$81,430	$(9,366)	$434,648
Equipment revenue	—	70,025	5,047	(3,152)	71,920
Total revenue	—	432,609	86,477	(12,518)	506,568
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	103,310	41,973	(9,107)	136,176
Cost of sales - equipment (exclusive of depreciation and amortization)	—	61,692	3,713	(3,079)	62,326
Selling, general and administrative expenses	—	81,624	22,163	(332)	103,455
Research and development expenses	—	7,810	164	—	7,974
Depreciation and amortization	—	78,445	35,277	—	113,722
Total costs and expenses	—	332,881	103,290	(12,518)	423,653
Operating income (loss)	—	99,728	(16,813)	—	82,915
Other income (expense):
Interest income, net	702	1,342	1,241	(1,253)	2,032
Interest expense, net of amounts capitalized	(22,452)	315	(3,059)	1,253	(23,943)
Gains (losses) on investments, net	8	—	—	—	8
Equity in earnings (losses) of unconsolidated affiliates, net	—	389	(1,556)	—	(1,167)
Equity in earnings (losses) of subsidiaries, net	54,371	(23,636)	—	(30,735)	—
Foreign currency transaction gains (losses), net	—	(46)	(6,251)	—	(6,297)
Other, net	1	—	663	—	664
Total other income (expense), net	32,630	(21,636)	(8,962)	(30,735)	(28,703)
Income (loss) before income taxes	32,630	78,092	(25,775)	(30,735)	54,212
Income tax benefit (provision), net	4,917	(23,721)	(1,053)	—	(19,857)
Net income (loss)	37,547	54,371	(26,828)	(30,735)	34,355
Less: Net loss (income) attributable to non-controlling interests	—	—	3,192	—	3,192
Net income (loss) attributable to HSSC	$37,547	$54,371	$(23,636)	$(30,735)	$37,547
Comprehensive income (loss):
Net income (loss) from continuing operations	$37,547	$54,371	$(26,828)	$(30,735)	$34,355
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(30,215)	—	(30,215)
Unrealized gains (losses) on available-for-sale securities	(235)	—	—	—	(235)
Other	—	—	(99)	—	(99)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries, net	(24,747)	(24,747)	—	49,494	—
Total other comprehensive income (loss), net of tax	(24,987)	(24,747)	(30,314)	49,494	(30,554)
Comprehensive income (loss)	12,560	29,624	(57,142)	18,759	3,801
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,760	—	8,760
Comprehensive income (loss) attributable to HSSC	$12,560	$29,624	$(48,382)	$18,759	$12,561

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,016,575	$242,844	$(18,853)	$1,240,566
Equipment revenue	—	260,913	18,367	(15,939)	263,341
Total revenue	—	1,277,488	261,211	(34,792)	1,503,907
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	321,501	126,025	(22,237)	425,289
Cost of sales - equipment (exclusive of depreciation and amortization)	—	212,955	11,693	(11,167)	213,481
Selling, general and administrative expenses	—	261,154	64,195	(1,388)	323,961
Research and development expenses	—	25,298	264	—	25,562
Depreciation and amortization	—	222,381	104,809	—	327,190
Total costs and expenses	—	1,043,289	306,986	(34,792)	1,315,483
Operating income (loss)	—	234,199	(45,775)	—	188,424
Other income (expense):
Interest income	12,049	4,052	3,146	(3,807)	15,440
Interest expense, net of amounts capitalized	(67,380)	2,843	(8,531)	3,807	(69,261)
Gains (losses) on investments, net	(3)	217	—	—	214
Equity in earnings (losses) of unconsolidated affiliates, net	319	440	(5,200)	—	(4,441)
Equity in earnings (losses) of subsidiaries, net	136,889	(52,582)	—	(84,307)	—
Foreign currency transaction gains (losses), net	—	5,775	(4,085)	—	1,690
Other, net	—	(271)	(413)	—	(684)
Total other income (expense), net	81,874	(39,526)	(15,083)	(84,307)	(57,042)
Income (loss) before income taxes	81,874	194,673	(60,858)	(84,307)	131,382
Income tax benefit (provision), net	12,577	(57,784)	(460)	—	(45,667)
Net income (loss)	94,451	136,889	(61,318)	(84,307)	85,715
Less: Net loss (income) attributable to non-controlling interests	—	—	8,736	—	8,736
Net income (loss) attributable to HSSC	$94,451	$136,889	$(52,582)	$(84,307)	$94,451
Comprehensive income (loss):
Net income (loss)	$94,451	$136,889	$(61,318)	$(84,307)	$85,715
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,909)	—	(8,909)
Unrealized gains (losses) on available-for-sale securities	(189)	—	—	—	(189)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	3	—	—	—	3
Equity in other comprehensive income (loss) of subsidiaries, net	(9,217)	(9,217)	—	18,434	—
Total other comprehensive income (loss), net of tax	(9,403)	(9,217)	(8,909)	18,434	(9,095)
Comprehensive income (loss)	85,048	127,672	(70,227)	(65,873)	76,620
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,427	—	8,427
Comprehensive income (loss) attributable to HSSC	$85,048	$127,672	$(61,800)	$(65,873)	$85,047

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,087,981	$239,052	$(26,077)	$1,300,956
Equipment revenue	—	209,681	19,241	(36,207)	192,715
Total revenue	—	1,297,662	258,293	(62,284)	1,493,671
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	312,353	119,480	(26,695)	405,138
Cost of sales - equipment (exclusive of depreciation and amortization)	—	182,464	13,776	(34,272)	161,968
Selling, general and administrative expenses	—	246,679	66,479	(1,317)	311,841
Research and development expenses	—	22,444	516	—	22,960
Depreciation and amortization	—	255,140	93,549	—	348,689
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	1,019,290	293,800	(62,284)	1,250,806
Operating income (loss)	—	278,372	(35,507)	—	242,865
Other income (expense):
Interest income, net	2,614	3,935	3,251	(3,692)	6,108
Interest expense, net of amounts capitalized	(98,180)	621	(9,081)	3,692	(102,948)
Gains (losses) on investments, net	2	2,100	—	—	2,102
Equity in earnings (losses) of unconsolidated affiliates, net	—	1,014	(5,211)	—	(4,197)
Equity in earnings (losses) of subsidiaries, net	169,518	(51,000)	—	(118,518)	—
Foreign currency transaction gains (losses), net	—	(65)	(9,057)	—	(9,122)
Other, net	(1,938)	3,154	464	—	1,680
Total other income (expense), net	72,016	(40,241)	(19,634)	(118,518)	(106,377)
Income (loss) before income taxes	72,016	238,131	(55,141)	(118,518)	136,488
Income tax benefit (provision), net	22,048	(68,613)	(2,278)	—	(48,843)
Net income (loss)	94,064	169,518	(57,419)	(118,518)	87,645
Less: Net loss (income) attributable to non-controlling interests	—	—	6,419	—	6,419
Net income (loss) attributable to HSSC	$94,064	$169,518	$(51,000)	$(118,518)	$94,064
Comprehensive income (loss):
Net income (loss)	$94,064	$169,518	$(57,419)	$(118,518)	$87,645
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(21,897)	—	(21,897)
Unrealized gains (losses) on available-for-sale securities	(205)	—	—	—	(205)
Other	—	—	(99)	—	(99)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries, net	(19,159)	(19,159)	—	38,318	—
Total other comprehensive income (loss), net of tax	(19,369)	(19,159)	(21,996)	38,318	(22,206)
Comprehensive income (loss)	74,695	150,359	(79,415)	(80,200)	65,439
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	9,257	—	9,257
Comprehensive income (loss) attributable to HSSC	$74,695	$150,359	$(70,158)	$(80,200)	$74,696

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Nine months ended September 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$94,451	$136,889	$(61,318)	$(84,307)	$85,715
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(167,533)	239,770	103,629	84,307	260,173
Net cash provided by (used for) operating activities	(73,082)	376,659	42,311	—	345,888

Cash flows from investing activities:
Purchases of marketable investment securities	(506,329)	—	—	—	(506,329)
Sales and maturities of marketable investment securities	866,353	—	—	—	866,353
Expenditures for property and equipment	—	(138,855)	(37,810)	—	(176,665)
Expenditures for externally marketed software	—	(16,926)	—	—	(16,926)
Distributions (contributions) and advances from (to) subsidiaries, net	237,775	—	—	(237,775)	—
India JV formation	—	(7,892)	—	—	(7,892)
Dividend received from unconsolidated affiliate	2,000	—	—	—	2,000
Net cash provided by (used for) investing activities	599,799	(163,673)	(37,810)	(237,775)	160,541

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(114)	—	(114)
Payment of in-orbit incentive obligations	—	(2,422)	—	—	(2,422)
Dividend paid to EchoStar	(100,000)	—	—	—	(100,000)
Contribution (distributions) and advances (to) from parent, net	—	(237,775)	—	237,775	—
Net cash provided by (used for) financing activities	(100,000)	(240,197)	(114)	237,775	(102,536)

Effect of exchange rates on cash and cash equivalents	—	—	(3,007)	—	(3,007)
Net increase (decrease) in cash and cash equivalents	426,717	(27,211)	1,380	—	400,886
Cash and cash equivalents, including restricted amounts, beginning of period	324,764	42,550	62,834	—	430,148
Cash and cash equivalents, including restricted amounts, end of period	$751,481	$15,339	$64,214	$—	$831,034

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

EXECUTIVE SUMMARY

We are a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).  We were formed as a Colorado corporation in March 2011.  We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband satellite technologies and broadband internet products and services for consumer customers, which include home and small to medium-sized businesses, and satellite services and solutions for enterprise customers, which include aeronautical and government enterprises.

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

Highlights from our financial results are as follows:

Consolidated Results of Operations for the Nine Months Ended September 30, 2022:

•Revenue of $1.5 billion
•Operating income of $188.4 million
•Net income of $85.7 million
•Net income attributable to HSSC of $94.5 million
•Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) of $521.1 million (see reconciliation of this non-GAAP measure in Results of Operations)

Consolidated Financial Condition as of September 30, 2022:

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

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment exist. All of our goodwill is assigned to our Hughes segment. We conducted our annual impairment test of goodwill during our second fiscal quarter on a qualitative basis and determined that no adjustment to the carrying value of goodwill was then necessary because the fair values exceeded carrying values. During the quarter ended September 30, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to continuing decline in our stock price during that period. As a result of our interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 10%. We concluded that there were no other indicators of impairment. Given the decline in our stock price during the quarter ended September 30, 2022, we believe it is reasonably possible that a sustained decline in our stock price and market capitalization will result in all or a significant portion of our goodwill becoming impaired. The impairment of goodwill has no effect on liquidity or capital resources. However, it would result in a material non-cash charge and would materially adversely affect our financial results in the period recognized.

To date, we have not experienced a material adverse impact from the Russia-Ukraine conflict and the associated sanctions.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

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

In August 2017, a subsidiary of EchoStar entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet satellite internet service (the “HughesNet service”) in North, Central and South America as well as enterprise broadband services. The EchoStar XXIV satellite is expected to be launched in the first half of 2023. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in EchoStar’s Corporate and Other segment in its segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	September 30, 2022	June 30, 2022
United States	973,000	1,019,000
Latin America	312,000	327,000
Total broadband subscribers	1,285,000	1,346,000

The following table presents the approximate number of net subscriber additions:

	For the Three Months Ended
	September 30, 2022	June 30, 2022
United States	(46,000)	(35,000)
Latin America	(15,000)	(25,000)
Total net subscriber additions	(61,000)	(60,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations as well as competitive pressure from satellite-based competitors and other technologies. These factors resulted in higher churn and lower total subscribers as compared to the three months ended June 30, 2022.

Our ability to gain new customers and retain existing customers in Latin America is also being impacted by adverse economic conditions. In addition, capacity constraints in certain areas, limit our ability to add new subscribers. For the three months ended September 30, 2022, the reduced decline in net subscribers was primarily due to more selective customer screening and improved churn as compared to the three months ended June 30, 2022.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of September 30, 2022, our Hughes segment had $1.5 billion of contracted revenue backlog, an increase of 13.1%, as compared to December 31, 2021, primarily due to an increase in contracts from our domestic and international customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of September 30, 2022, our ESS segment had $15.8 million of contracted revenue backlog, an increase of 52.0%, as compared to December 31, 2021, primarily due to an increase in satellite service contracts with new and existing customers. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
Cybersecurity

We and the third parties with whom we do business face a constantly evolving and increasingly complex landscape of systemic cybersecurity risk in which hackers and other parties use a variety of methods to execute cyberattacks and leverage security breaches and vulnerabilities. Our efforts in mitigating these risks through our cybersecurity program cannot eliminate all cybersecurity risk, including the risk of events that cascade through multiple internal networks or systems, or to one or more suppliers or customers. Disturbances in our systems caused by cyberattacks, including attacks on our third-party contractors and suppliers, could materially harm our ability to conduct our operations and may result in losses that could have a material adverse effect on our financial position. This may also create adverse consequences for our suppliers, third-party service providers, customers, and other third parties that we interact with on a regular basis. In addition, these types of security events could be widely publicized and could materially and adversely affect our reputation with our customers, vendors and shareholders and could harm our competitive position. Such incidents could also result in the release of confidential information about our operations, financial position and performance or about our customers or other third parties which could result in legal claims, fines, or liabilities that may not be covered by our insurance policies and could be material. Additionally, a security compromise or ransomware incident could require us to allocate significant management resources to recovery and mitigation and compel us to expend substantial additional resources to upgrade security measures to continue to protect our confidential information against cyberattacks.

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

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three and nine months ended September 30, 2022. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table presents our consolidated results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$1,240,566	$1,300,956	$(60,390)	(4.6)
Equipment revenue	263,341	192,715	70,626	36.6
Total revenue	1,503,907	1,493,671	10,236	0.7
Costs and expenses:
Cost of sales - services and other	425,289	405,138	20,151	5.0
% of total services and other revenue	34.3%	31.1%
Cost of sales - equipment	213,481	161,968	51,513	31.8
% of total equipment revenue	81.1%	84.0%
Selling, general and administrative expenses	323,961	311,841	12,120	3.9
% of total revenue	21.5%	20.9%
Research and development expenses	25,562	22,960	2,602	11.3
% of total revenue	1.7%	1.5%
Depreciation and amortization	327,190	348,689	(21,499)	(6.2)
Impairment of long-lived assets	—	210	(210)	(100.0)
Total costs and expenses	1,315,483	1,250,806	64,677	5.2
Operating income (loss)	188,424	242,865	(54,441)	(22.4)
Other income (expense):
Interest income, net	15,440	6,108	9,332	*
Interest expense, net of amounts capitalized	(69,261)	(102,948)	33,687	(32.7)
Gains (losses) on investments, net	214	2,102	(1,888)	(89.8)
Equity in earnings (losses) of unconsolidated affiliates, net	(4,441)	(4,197)	(244)	5.8
Foreign currency transaction gains (losses), net	1,690	(9,122)	10,812	*
Other, net	(684)	1,680	(2,364)	*
Total other income (expense), net	(57,042)	(106,377)	49,335	(46.4)
Income (loss) before income taxes	131,382	136,488	(5,106)	(3.7)
Income tax benefit (provision), net	(45,667)	(48,843)	3,176	(6.5)
Net income (loss)	85,715	87,645	(1,930)	(2.2)
Less: Net loss (income) attributable to non-controlling interests	8,736	6,419	2,317	36.1
Net income (loss) attributable to HSSC	$94,451	$94,064	$387	0.4

Other data:
EBITDA (2)	$521,129	$588,436	$(67,307)	(11.4)
Subscribers, end of period	1,285,000	1,510,000	(225,000)	(14.9)
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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
The following discussion relates to our results of operations for the nine months ended September 30, 2022 and 2021.

Services and other revenue.  Services and other revenue totaled $1.2 billion for the nine months ended September 30, 2022, a decrease of $60.4 million, or 4.6%, as compared to 2021. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $69.6 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $5.9 million and to our mobile satellite system and other customers of $3.5 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $4.5 million, primarily attributable to our enterprise customers.

Equipment revenue. Equipment revenue totaled $263.3 million for the nine months ended September 30, 2022, an increase of $70.6 million, or 36.6%, as compared to 2021. The increase was primarily attributable to: i) increases in hardware sales to our enterprise customers of $68.4 million mainly associated with a certain customer in North America and to international customers and ii) increases in hardware sales to our mobile satellite system customers of $5.1 million, partially offset by decreases in hardware sales of $2.8 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $425.3 million for the nine months ended September 30, 2022, an increase of $20.2 million, or 5.0%, as compared to 2021.  The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in cost of services provided to our consumer and enterprise customers, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment.  Cost of sales - equipment totaled $213.5 million for the nine months ended September 30, 2022, an increase of $51.5 million, or 31.8%, as compared to 2021.  The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $324.0 million for the nine months ended September 30, 2022, an increase of $12.1 million, or 3.9%, as compared to 2021. The increase was primarily attributable to increases in: i) bad debt expense of $8.4 million primarily due to the recovery of bad debt reserves in 2021 and ii) other general and administrative expenses of $12.5 million, offset by decreases in: i) legal expenses of $0.6 million and ii) sales and marketing expenses of $8.4 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $327.2 million for the nine months ended September 30, 2022, a decrease of $21.5 million, or 6.2%, as compared to 2021.  The decrease was primarily attributable to (i) decreases in our satellite depreciation of $9.1 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, (ii) decreases in amortization of intangibles of $2.2 million, and (iii) decreases in other property and equipment depreciation expense of $17.9 million. These decreases were partially offset by increases in amortization of our capitalized software of $6.5 million.

Interest income, net.  Interest income, net totaled $15.4 million for the nine months ended September 30, 2022, an increase of $9.3 million, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $69.3 million for the nine months ended September 30, 2022, a decrease of $33.7 million, or 32.7%, as compared to 2021. The decrease was primarily attributable to a decrease of $30.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $4.9 million in capitalized interest relating to the EchoStar XXIV satellite program.

Gains (losses) on investments, net.  Gains (losses) on investments, net totaled $0.2 million in gains for the nine months ended September 30, 2022, as compared to $2.1 million in gains for the nine months ended September 30, 2021, a negative change of $1.9 million. The change was related to net increased losses on marketable investment securities and other equity securities of $1.9 million.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED
Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $1.7 million in gains for the nine months ended September 30, 2022, as compared to $9.1 million in losses for the nine months ended September 30, 2021, a positive change of $10.8 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(45.7) million for the nine months ended September 30, 2022, as compared to $(48.8) million for the nine months ended September 30, 2021. Our effective income tax rate was 34.8% and 35.8% for the nine months ended September 30, 2022 and 2021, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2021, were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the nine months ended September 30, 2021	$94,064
Decrease (increase) in interest expense, net of amounts capitalized	33,687
Increase (decrease) in foreign currency transaction gains (losses), net	10,812
Increase (decrease) in interest income, net	9,332
Decrease (increase) in income tax benefit (provision), net	3,176
Decrease (increase) in net income (loss) attributable to non-controlling interests	2,317
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(244)
Increase (decrease) in gains (losses) on investments, net	(1,888)
Increase (decrease) in other, net	(2,364)
Increase (decrease) in operating income (loss), including depreciation and amortization	(54,441)
Net income (loss) attributable to HSSC for the nine months ended September 30, 2022	$94,451

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items below.  The following table reconciles EBITDA to Net income (loss), the most directly comparable U.S. GAAP measure in our Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Net income (loss)	$85,715	$87,645	$(1,930)	(2.2)
Interest income, net	(15,440)	(6,108)	(9,332)	*
Interest expense, net of amounts capitalized	69,261	102,948	(33,687)	(32.7)
Income tax provision (benefit), net	45,667	48,843	(3,176)	(6.5)
Depreciation and amortization	327,190	348,689	(21,499)	(6.2)
Net loss (income) attributable to non-controlling interests	8,736	6,419	2,317	36.1
EBITDA	$521,129	$588,436	$(67,307)	(11.4)
*    Percentage is not meaningful.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2021	$588,436
Increase (decrease) in foreign currency transaction gains (losses), net	10,812
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,317
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(244)
Increase (decrease) in gains (losses) on investments, net	(1,888)
Increase (decrease) in other, net	(2,364)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(75,940)
EBITDA for the nine months ended September 30, 2022	$521,129

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2022
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907
Capital expenditures	176,665	—	—	176,665
EBITDA	546,109	9,658	(34,638)	521,129

For the nine months ended September 30, 2021
Total revenue	$1,465,073	$12,808	$15,790	$1,493,671
Capital expenditures	228,641	—	—	228,641
EBITDA	605,742	6,481	(23,787)	588,436

Hughes Segment

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$1,475,512	$1,465,073	$10,439	0.7
Capital expenditures	176,665	228,641	(51,976)	(22.7)
EBITDA	546,109	605,742	(59,633)	(9.8)

Total revenue was $1.5 billion for the nine months ended September 30, 2022, an increase of $10.4 million, or 0.7%, as compared to 2021. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $69.6 million due to lower broadband consumer customers, partially offset by higher sales of broadband services to our enterprise customers of $5.9 million and to our mobile satellite system and other customers of $3.5 million. Equipment revenue increased primarily due to increases in hardware sales to our enterprise customers of $68.4 million mainly associated with a certain customer in North America and to international customers, and increases in hardware sales to our mobile satellite system customers of $5.1 million, partially offset by decreases in hardware sales of $2.8 million to our consumer customers. These variances reflect an estimated negative impact of exchange rate fluctuations of $5.1 million.

Capital expenditures were $176.7 million for the nine months ended September 30, 2022, a decrease of $52.0 million, or 22.7%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - CONTINUED

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2021	$605,742
Increase (decrease) in foreign currency transaction gains (losses), net	10,686
Decrease (increase) in net loss (income) attributable to non-controlling interests	2,317
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	11
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(4,274)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(66,490)
EBITDA for the nine months ended September 30, 2022	$546,109

ESS Segment

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$14,305	$12,808	$1,497	11.7
EBITDA	9,658	6,481	3,177	49.0

Total revenue was $14.3 million for the nine months ended September 30, 2022, an increase of $1.5 million, or 11.7%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $9.7 million for the nine months ended September 30, 2022, an increase of $3.2 million, or 49.0%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the nine months ended September 30,		Variance
	2022	2021	Amount	%
Total revenue	$14,090	$15,790	$(1,700)	(10.8)
EBITDA	(34,638)	(23,787)	(10,851)	45.6

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2021	$(23,787)
Increase (decrease) in other, net	1,937
Increase (decrease) in foreign currency transaction gains (losses), net	98
Increase (decrease) in gains (losses) on investments, net	(5)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(255)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(12,626)
EBITDA for the nine months ended September 30, 2022	$(34,638)

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 14. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On November 2, 2022, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended September 30, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1 (H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2022)**
10.2 (H)	Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022)**
10.3 (H)	Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022)**
10.4(H)	Amendment No. 1 to EchoStar Corporation 2017 Amended and Restated Employee Stock Purchase Plan dated October 20, 2022**
31.1 (H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.
32.1 (I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.
99.1 (I)	Press release dated November 2, 2022 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 2, 2022	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)