Form 10-K
period 2022-12-31
Hughes Satellite Systems Corp
filed 2023-02-23
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2022 was $0.
As of February 6, 2023, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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
•risks related to our dependency upon third-party providers, including supply chain disruptions and inflation;
•risks related to cybersecurity incidents; and
•risks related to our human capital resources.

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
i

PART I

ITEM 1.    BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).  We were formed as a Colorado corporation in March 2011 to facilitate the acquisition by EchoStar (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C. A substantial majority of the voting power of the shares of EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. During 2022, Hamid Akhavan joined the Company as its Chief Executive Officer and President.

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide internet services to consumer customers, which include home and small to medium-sized businesses, and satellite and multi-transport technologies and managed network services to enterprise customers, telecommunications providers, aeronautical service providers and government entities, including the U.S. Department of Defense.

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global connectivity, networks and services. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and managed services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

All amounts presented in this Form 10-K are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

BUSINESS SEGMENTS

We currently operate in two business segments: our Hughes segment and our EchoStar Satellite Services segment (“ESS segment”). These business segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.

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

We are facing increasing competition which could impact demand for, and result in increasing pricing pressures with respect to, our products and services.

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
•Manufacturing.  While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a portion of our hardware.  If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
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

Our sales outside the U.S. accounted for 24.5%, 22.3% and 20.5% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively.  We expect our foreign operations to represent a significant and growing portion of our business.  Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad.  Such risks include:

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
•Regulatory restrictions.  Satellite market access, landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments and international non-

governmental bodies. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines, penalties, or other sanctions.
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

As of December 31, 2022, our total indebtedness was $1.5 billion.  Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all.

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

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management, or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our business could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them. To the extent Mr. Ergen is performing services for both DISH Network Corporation (“DISH”) and its subsidiaries (together with DISH, “DISH Network”) and us, his attention may be diverted away from our business and therefore adversely affect our business.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in research, development, and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract and retain these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business.

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

RISKS RELATED TO OUR SATELLITES

Our ability to operate and control our satellites is subject to risks related to DISH Network’s operation and third-parties’ operation of satellite operations centers.

In September 2019, we transferred our satellite operation centers, which are used to monitor and control our satellites, to DISH Network in connection with our 2019 transfer to DISH of our broadband satellite services and certain related businesses and assets (the “BSS Transaction”). Therefore, we now are subject to the inherent risks of having a related party operate, maintain and manage these satellite operations centers. In addition, certain of our satellites are operated, maintained and managed by third parties.

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

Satellite construction and launch are subject to significant risks, including manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. For example, we have seen delays in the delivery calendar for EchoStar XXIV. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we may not be able to obtain launch or in-orbit insurance on reasonable economic terms or at all. If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

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

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business.

RISKS RELATED TO CYBERSECURITY

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems.

Our international businesses expose us to additional risks that could harm our business.

Our international operations continue to grow. In addition to risks described elsewhere in this segment, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include but are not limited to the following:

a.Data privacy and security concerns relating to our technology and our practices could damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services.
b.Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure of our user data which could harm our business reputation.
c.Concerns about our practices about the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition. Our policies and practices may change over time as expectations regarding privacy and data change.

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced and may experience in the future security issues, whether due to insider error or malfeasance or system errors or vulnerabilities in our or our 3rd parties’ systems, which could result in substantial legal and financial exposure, government inquiries and enforcement actions, litigation, and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to mitigate cyber-attacks, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We may not discover all such vulnerabilities due to the scale of activities on our platforms, or due to other factors, including but not limited to issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results. Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

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
Our business is regulated by numerous governmental agencies and other regulatory bodies, both domestically and internationally. Also, our international operations are subject to the laws and regulations of many different jurisdictions that may differ significantly from U.S. laws and regulations. Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

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

RISKS RELATED TO THE BSS TRANSACTION

If the BSS Transaction does not qualify as a tax‑free distribution and merger under the Internal Revenue Code of 1986, as amended (the “Code”), then we and/or EchoStar stockholders may be required to pay substantial U.S. federal income taxes and under certain circumstances we may have indemnification obligations to DISH Network.
The parties to the BSS Transaction received a tax opinion from their respective counsels as to the tax‑free nature of the transaction. They did not obtain a private letter ruling from the IRS in this respect and instead are relying solely on their respective tax opinions for comfort that the transaction qualifies for tax‑free treatment for U.S. federal income tax purposes under the Code. The failure of any factual representation or assumption to be true, correct and complete, or any undertaking to be fully complied with, could affect the validity of the tax opinions.

RISKS RELATED TO OUR OWNERSHIP

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 60% of EchoStar’s total equity securities (assuming conversion of only the EchoStar Class B common stock beneficially owned by Mr. Ergen into EchoStar Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 6, 2023) and beneficially owns approximately 93% of the total voting power of all classes of shares of EchoStar (assuming no conversion of any EchoStar Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, February 6, 2023).  Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders.  As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our or EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the EchoStar board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.
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
•Competition for business opportunities.  DISH Network may have interests in various companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign services that may compete with services offered by our businesses. From time to time we and EchoStar and its other subsidiaries may pursue the same business opportunities as DISH Network, such as when we participate in auctions for spectrum or orbital slots for our satellites or other business opportunities. In certain auctions, we and DISH Network may be prohibited from participating separately, and cooperating with DISH Network may result in a less favorable outcome for us.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

Our operations, and those of our customers, suppliers, vendors, and other third parties with whom we conduct business, including regulatory agencies, have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

The effects of the COVID-19 pandemic have disrupted our and our customers’, suppliers’, vendors’ and other business partners’ and investees’ businesses, and have delayed the manufacture and deployment of our satellites, specifically our EchoStar XXIV satellite. Additionally, some regulatory bodies may still have reduced activities which may materially delay the review and/or approval of licenses or authorizations we need to operate our business. We cannot currently estimate or determine the final magnitude of these impacts.

Additionally, many of our subscribers continue to work remotely or engage in distance learning. These activities have increased the usage on our HughesNet satellite internet service (“HughesNet service”) so that there is little or no capacity remaining for subscriber growth in our most popular geographic areas. This limitation on capacity has resulted in our subscribers experiencing slower speeds, which, in turn, has resulted in higher churn.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 100 Inverness Terrace East, Englewood, Colorado 80112-5308 and our telephone number is (303) 706-4000.  We operate various facilities in the United States and abroad.  We believe that our facilities are well maintained and are sufficient to meet our current and projected needs. The following table sets forth certain information concerning our principal properties related to our Hughes segment, our ESS segment, and our Corporate and Other segment as of December 31, 2022.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of February 6, 2023, all of our 1,078 issued and outstanding shares of common stock were held by EchoStar.  There is currently no established trading market for our common stock. Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock and as of February 6, 2023, no shares of our preferred stock were issued and outstanding.

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

ITEM 6.    [RESERVED]

Item 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following Management’s Narrative Analysis of Results of Operations (“Management’s Narrative Analysis”) should be read in conjunction with our Consolidated Financial Statements. This Management’s Narrative Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations.  Many of the statements in this Management’s Narrative Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  See Disclosure Regarding Forward-Looking Statements of this Form 10-K for further discussion.  For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Form 10-K.  Further, such forward-looking statements speak only as of the date of this Form 10-K and we undertake no obligation to update them.

EXECUTIVE SUMMARY

Overview

We currently operate in two business segments: our Hughes segment and our ESS segment. Our operations include various corporate functions that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in our Corporate and Other segment in our segment reporting.

All amounts presented in this Management’s Narrative Analysis are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Hughes Segment

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We offer broadband satellite technologies and broadband internet products and services to consumer customers. We offer broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers.

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

In August 2017, a subsidiary of EchoStar entered into a long-term contract for the design and construction of the EchoStar XXIV satellite, a next-generation, high throughput geostationary satellite. In December 2020, we entered into an agreement with a launch provider for the launch of EchoStar XXIV. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Following delays of over two years, in November 2022 we negotiated an amendment to our contract with the manufacturer to provide for additional compensation for past delays and a realignment of remedies. The contract now provides relief to us on certain payments, including approximately $14.0 million in payments through orbit-raising, and $44.5 million, plus 6% interest on such amounts, in deferred in-orbit incentive payments. Additionally, the contract now requires the payment of additional liquidated damages to us in the event of further delay, and provides for our right to terminate beginning January 1, 2024 if the satellite has not yet been delivered. In addition, the Company and the manufacturer will enter into an agreement under which the Company will provide certain products and/or services during 2023. The EchoStar XXIV satellite is expected to be launched in the second quarter of 2023. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of December 31,
	2022	2021	2020
United States	931,000	1,090,000	1,189,000
Latin America	297,000	372,000	375,000
Total broadband subscribers	1,228,000	1,462,000	1,564,000

The following table presents the approximate number of net subscriber additions for each quarter in 2022:

	For the three months ended
	December 31	September 30	June 30	March 31
United States	(43,000)	(46,000)	(35,000)	(35,000)
Latin America	(14,000)	(15,000)	(25,000)	(21,000)
Total net subscriber additions	(57,000)	(61,000)	(60,000)	(56,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations as well as competitive pressure from satellite-based competitors and other technologies. For the three months ended December 31, 2022, these factors resulted in lower total subscribers as compared to the three months ended September 30, 2022.

Our ability to gain new customers and retain existing customers in Latin America is also being impacted by adverse economic conditions. In addition, capacity constraints in certain areas limit our ability to add new subscribers. For the three months ended December 31, 2022, the decline in net subscribers was primarily due to more selective customer screening and improved churn as compared to the three months ended September 30, 2022.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of December 31, 2022 and 2021, our Hughes segment had $1.5 billion and $1.4 billion of contracted revenue backlog, respectively, an increase of 7.1% during that period, primarily due to an increase in contracts from our domestic and international customers. Of the total Hughes segment contracted revenue backlog as of December

31, 2022, we expect to recognize $461.0 million of revenue in 2023. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Goodwill Impairment Assessment

We test goodwill for impairment annually in our second fiscal quarter, or more frequently if indicators of impairment exist. Goodwill is assessed for impairment at the reporting unit level. Reporting units are identified based on how segment management evaluates the results of segment operations and makes resource allocation decisions to such reporting units. All of our goodwill is assigned to our Hughes segment. We conducted our annual impairment test of goodwill during our second fiscal quarter on a qualitative basis and determined that no adjustment to the carrying value of goodwill was then necessary because the fair value exceeded carrying value for our Hughes reporting unit.

During the quarter ended December 31, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to the decline of our stock price since our interim test in the third quarter of 2022. As a result of this interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 20%. We concluded that there were no other indicators of impairment for the quarter ended December 31, 2022. Given the decline in our stock price during the year ended December 31, 2022, we believe it is reasonably possible that a further sustained decline in our stock price and market capitalization would result in all or a significant portion of our goodwill becoming impaired. The impairment of goodwill has no effect on liquidity or capital resources. However, it would result in a material non-cash charge and would materially adversely affect our financial results in the period recognized.

When estimating the fair value of our Hughes reporting unit, we used a combination of the discounted cash flow and market multiple methodologies. We weighted 50% of the fair value using a discounted cash flow methodology and 50% using a market multiple approach. Although we concluded that recent transactions further supported our estimate of fair value, we gave them no such weight as the discounted cash flow and market multiple methodologies were considered more relevant and more reliable to be used in our fair value estimate.

In our discounted cash flow methodology, we developed and utilized a range of inputs that we believe to be reasonable and appropriately conservative. These inputs included, but were not limited to, revenue growth, EBITDA margins, capital expenditures, a terminal growth rate and a discount rate. In our market multiple approach, we also utilized what we believe to be a reasonable and appropriately conservative range of revenue and EBITDA multiples.

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

As of December 31, 2022 and 2021, our ESS segment had contracted revenue backlog of $22.3 million and $10.4 million, respectively, an increase of 114.4% during that period, primarily due to an increase in satellite service contracts with existing and new customers. Of the total ESS segment contracted revenue backlog as of December 31, 2022, we expect to recognize $16.5 million of revenue in 2023. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Corporate and Other Segment

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2022. There can be no assurance, however, that anomalies will not have a significant adverse effect in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2022 and through February 22, 2023. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue.  Services and other revenue primarily includes the sales of consumer and enterprise broadband services, maintenance and other contracted services, revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking, subscriber wholesale service fees for the HughesNet service, professional services and facilities rental revenue.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including bad debt expense and stock-based compensation expense.  It also includes professional fees (e.g. legal, information systems and accounting services) and other expenses associated with facilities and administrative services.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is defined as Net income (loss) excluding Interest income and expense, net, Income tax benefit (provision), net, Depreciation and amortization, and Net income (loss) attributable to non-controlling interests.  EBITDA is not a measure determined in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is reconciled to Net income (loss) in our discussion of Results of Operations section below. EBITDA should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors. Management believes EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business and is appropriate to enhance an overall understanding of our financial performance. Management also believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the performance of companies in our industry.

Subscribers. Subscribers include customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table presents our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	For the year ended December 31,		Variance
Statements of Operations Data (1)	2022	2021	Amount	%
Revenue:
Services and other revenue	$1,629,194	$1,724,299	$(95,105)	(5.5)
Equipment revenue	374,149	270,427	103,722	38.4
Total revenue	2,003,343	1,994,726	8,617	0.4
Costs and expenses:
Cost of sales - services and other	562,849	544,915	17,934	3.3
% of total services and other revenue	34.5%	31.6%
Cost of sales - equipment	292,290	231,960	60,330	26.0
% of total equipment revenue	78.1%	85.8%
Selling, general and administrative expenses	429,877	422,235	7,642	1.8
% of total revenue	21.5%	21.2%
Research and development expenses	32,810	31,777	1,033	3.3
% of total revenue	1.6%	1.6%
Depreciation and amortization	431,065	464,146	(33,081)	(7.1)
Impairment of long-lived assets	—	210	(210)	(100.0)
Total costs and expenses	1,748,891	1,695,243	53,648	3.2
Operating income (loss)	254,452	299,483	(45,031)	(15.0)
Other income (expense):
Interest income, net	30,812	8,146	22,666	*
Interest expense, net of amounts capitalized	(92,386)	(126,499)	34,113	(27.0)
Gains (losses) on investments, net	245	2,103	(1,858)	(88.3)
Equity in earnings (losses) of unconsolidated affiliates, net	(5,703)	(5,347)	(356)	6.7
Foreign currency transaction gains (losses), net	6,016	(11,494)	17,510	(152.3)
Other, net	(85)	1,336	(1,421)	(106.4)
Total other income (expense), net	(61,101)	(131,755)	70,654	(53.6)
Income (loss) before income taxes	193,351	167,728	25,623	15.3
Income tax benefit (provision), net	(54,441)	(57,111)	2,670	(4.7)
Net income (loss)	138,910	110,617	28,293	25.6
Less: Net loss (income) attributable to non-controlling interests	10,503	10,154	349	3.4
Net income (loss) attributable to HSSC	$149,413	$120,771	$28,642	23.7

Other data:
EBITDA (2)	$696,493	$760,381	$(63,888)	(8.4)
Subscribers, end of period	1,228,000	1,462,000	(234,000)	(16.0)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements, is included in Results of Operations.  For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

The following discussion relates to our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021:

Services and other revenue.  Services and other revenue totaled $1.6 billion for the year ended December 31, 2022, a decrease of $95.1 million, or 5.5%, as compared to 2021. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $103.1 million, partially offset by higher sales of broadband services to our enterprise customers of $5.3 million and to our mobile satellite system and other customers of $4.5 million. Our ESS segment increased by $2.9 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $5.9 million, primarily attributable to our enterprise customers.

Equipment revenue. Equipment revenue totaled $374.1 million for the year ended December 31, 2022, an increase of $103.7 million, or 38.4%, as compared to 2021. The increase was primarily attributable to: i) increases in hardware sales to our enterprise customers of $102.6 million mainly associated with a certain customer in North America and to international customers, and ii) increases on our hardware sales to our mobile satellite system customers of $6.6 million, partially offset by decreases in hardware sales of $5.5 million to our consumer customers.

Cost of sales - services and other.  Cost of sales - services and other totaled $562.8 million for the year ended December 31, 2022, an increase of $17.9 million, or 3.3%, as compared to 2021.  The increase was attributable to a non-recurring decrease in a certain international regulatory fee of $4.5 million in 2021 and increases in cost of services provided to our consumer and enterprise customers, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment.  Cost of sales - equipment totaled $292.3 million for the year ended December 31, 2022, an increase of $60.3 million, or 26.0%, as compared to 2021.  The increase was primarily attributable to the corresponding increase in equipment revenue and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $429.9 million for the year ended December 31, 2022, an increase of $7.6 million, or 1.8%, as compared to 2021. The increase was primarily attributable to increases in: i) other general and administrative expenses of $18.3 million, ii) bad debt expense of $7.2 million primarily due to the recovery of bad debt reserves in 2021 and iii) legal expenses of $0.8 million, offset by increases in sales and marketing expenses of $18.7 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $431.1 million for the year ended December 31, 2022, a decrease of $33.1 million, or 7.1%, as compared to 2021.  The decrease was primarily attributable to: i) decreases in other property and equipment depreciation expense of $27.7 million, ii) decreases in our satellite depreciation of $8.9 million, mainly related to our SPACEWAY 3 satellite which was fully depreciated at the end of the first quarter of 2021, and iii) decreases in amortization of intangibles of $2.1 million. These decreases were partially offset by increases in amortization of our capitalized software of $5.7 million.

Interest income, net.  Interest income, net totaled $30.8 million for the year ended December 31, 2022, an increase of $22.7 million, as compared to 2021, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $92.4 million for the year ended December 31, 2022, a decrease of $34.1 million, or 27.0%, as compared to 2021. The decrease was primarily attributable to a decrease of $30.8 million in interest expense and the amortization of deferred financing cost as a result of the repurchases and maturity of our 7 5/8% Senior Unsecured Notes due 2021 and an increase of $2.7 million in capitalized interest relating to the EchoStar XXIV satellite program.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.0 million in gains for the year ended December 31, 2022, as compared to $11.5 million in losses for the year ended December 31, 2021, a positive change of $17.5 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period, primarily related to the Brazilian Real, Indian Rupee, and the European Euro.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(54.4) million for the year ended December 31, 2022, as compared to $(57.1) million for the year ended December 31, 2021. Our effective income tax rate was 28.2% and 34.0% for the year ended December 31, 2022 and 2021, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2021 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to HSSC.  The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the year ended December 31, 2021	$120,771
Decrease (increase) in interest expense, net of amounts capitalized	34,113
Increase (decrease) in interest income, net	22,666
Increase (decrease) in foreign currency transaction gains (losses), net	17,510
Decrease (increase) in income tax benefit (provision), net	2,670
Decrease (increase) in net income (loss) attributable to non-controlling interests	349
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(356)
Increase (decrease) in other, net	(1,421)
Increase (decrease) in gains (losses) on investments, net	(1,858)
Increase (decrease) in operating income (loss), including depreciation and amortization	(45,031)
Net income (loss) attributable to HSSC for the year ended December 31, 2022	$149,413

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section.  The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the year ended December 31,		Variance
	2022	2021	Amount	%
Net income (loss)	$138,910	$110,617	$28,293	25.6
Interest income, net	(30,812)	(8,146)	(22,666)	*
Interest expense, net of amounts capitalized	92,386	126,499	(34,113)	(27.0)
Income tax provision (benefit), net	54,441	57,111	(2,670)	(4.7)
Depreciation and amortization	431,065	464,146	(33,081)	(7.1)
Net loss (income) attributable to non-controlling interests	10,503	10,154	349	3.4
EBITDA	$696,493	$760,381	$(63,888)	(8.4)
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the year ended December 31, 2021	$760,381
Increase (decrease) in foreign currency transaction gains (losses), net	17,510
Decrease (increase) in net loss (income) attributable to non-controlling interests	349
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(356)
Increase (decrease) in other, net	(1,421)
Increase (decrease) in gains (losses) on investments, net	(1,858)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(78,112)
EBITDA for the year ended December 31, 2022	$696,493

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the year ended December 31, 2022, as compared to the year ended December 31, 2021:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343
Capital expenditures	239,403	—	—	239,403
EBITDA	732,929	14,416	(50,852)	696,493

For the year ended December 31, 2021
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726
Capital expenditures	296,303	—	—	296,303
EBITDA	781,824	9,185	(30,628)	760,381

Hughes Segment

	For the years ended December 31,		Variance
	2022	2021	Amount	%
Total revenue	$1,966,587	$1,956,226	$10,361	0.5
Capital expenditures	239,403	296,303	(56,900)	(19.2)
EBITDA	732,929	781,824	(48,895)	(6.3)

Total revenue was $2.0 billion for the year ended December 31, 2022, an increase of $10.4 million, or 0.5%, as compared to 2021. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $103.1 million, partially offset by higher sales of broadband services to our enterprise customers of $5.3 million and to our mobile satellite system and other customers of $4.5 million. Equipment revenue increased primarily due to: i) increases in hardware sales to our enterprise customers of $102.6 million mainly associated with a certain customer in North America and to international customers, and ii) increases on our hardware sales to our mobile satellite system customers of $6.6 million, partially offset by decreases in hardware sales of $5.5 million to our consumer customers. These variances reflect an estimated negative impact of exchange rate fluctuations of $6.7 million, primarily attributable to our enterprise customers.

Capital expenditures were $239.4 million for the year ended December 31, 2022, a decrease of $56.9 million, or 19.2%, as compared to 2021, primarily due to decreases in expenditures associated with our consumer business, and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2021	$781,824
Increase (decrease) in foreign currency transaction gains (losses), net	17,437
Decrease (increase) in net loss (income) attributable to non-controlling interests	349
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	39
Increase (decrease) in gains (losses) on investments, net	(1,883)
Increase (decrease) in other, net	(3,341)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(61,496)
EBITDA for the year ended December 31, 2022	$732,929

ESS Segment

	For the years ended December 31,		Variance
	2022	2021	Amount	%
Total revenue	$20,533	$17,679	$2,854	16.1
EBITDA	14,416	9,185	5,231	57.0

Total revenue was $20.5 million for the year ended December 31, 2022, an increase of $2.9 million, or 16.1%, compared to 2021, primarily due to an increase in transponder services provided to third parties.

EBITDA was $14.4 million for the year ended December 31, 2022, an increase of $5.2 million, or 57.0%, as compared to 2021, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the years ended December 31,		Variance
	2022	2021	Amount	%
Total revenue	$16,223	$20,821	$(4,598)	(22.1)
EBITDA	(50,852)	(30,628)	(20,224)	66.0

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2021	$(30,628)
Increase (decrease) in other, net	1,937
Increase (decrease) in foreign currency transaction gains (losses), net	74
Increase (decrease) in gains (losses) on investments, net	26
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	(394)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(21,867)
EBITDA for the year ended December 31, 2022	$(50,852)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2022, our cash, cash equivalents and marketable investment securities had a fair value of $1.5 billion. Of this amount, a total of $1.5 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $1.5 billion as of December 31, 2022, a hypothetical 10% change in average interest rates during 2022 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2022 of 2.15%.  A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2022 would have resulted in a decrease of $2.6 million in annual interest income.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions.. As of December 31, 2022, we had foreign currency forward contracts with a notional amount of $8.3 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2022. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2022 would have resulted in an estimated loss to the cumulative translation adjustment of $50.0 million as of December 31, 2022.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B.    OTHER INFORMATION

Financial Results

On February 22, 2023, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter and year ended December 31, 2022. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2022.  EchoStar’s board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2022 and 2021, in full dollar amounts:

	For the Years Ended December 31,
	2022	2021
Audit fees (1)	$2,133,489	$2,050,883
Audit-related fees (2)	38,523	1,907
Total audit and audited related fees	2,172,012	2,052,790
Tax fees (3)	39,010	8,625
Total fees	$2,211,022	$2,061,415
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
The request may be made with respect to either specific services or a type of service for predictable or recurring services.  All of the fees paid by us to KPMG LLP for services for 2022 and 2021 were pre-approved by EchoStar’s Audit Committee.

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
10.12*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.13*
Amendment No. 1 to EchoStar Corporation 2017 Amended and Restated Employee Stock Purchase Plan dated October 20, 2022 (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.14*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.15*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.15*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.17*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.18*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2022) (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.19*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807) **

Exhibit No.	Description
10.20*
Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.21*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022) (incorporated by reference to Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807) **

10.22*	Offer Letter to Hamid Akhavan (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Current Report on Form 8-K filed February 22, 2022, Commission File No. 001-33807)**
10.23*
Form of Stock Option Agreement for Hamid Akhavan (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022, Commission File No. 001-33807)**

10.24*
Form of Restricted Stock Unit Agreement for Hamid Akhavan (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022, Commission File No. 001-33807)**

10.25*
Letter Agreement between EchoStar Corporation and DISH Network Corporation, dated August 3, 2018, amending that certain Form of Tax Sharing Agreement between EchoStar Corporation and DISH Network (incorporated by reference to Exhibit 10.1 to Hughes Satellite System Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 2018, filed November 8, 2018, Commission File No. 333-179121).

10.26*
Amendment to EchoStar Non-Qualified Plan-Executive Plan and Adoption Agreement, dated November 1, 2018 (incorporated by reference to Exhibit 10.30 to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2018, filed February 21, 2019, Commission File No. 333-179121).**

10.27*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 333-179121).**

10.28*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 333-179121). **

10.29*
Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001-33807). **

10.30*	Second Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of November 2, 2021. **
31.1 (H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer.
99.1 (I)	Press release dated February 22, 2023 issued by EchoStar Corporation regarding financial results for the quarter and full year ended December 31, 2022.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	Chief Executive Officer, President and Director	February 22, 2023
Hamid Akhavan	(Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Boggs	Interim Principal Accounting Officer	February 22, 2023
Jeffrey S. Boggs

/s/ Charles W. Ergen	Chairman	February 22, 2023
Charles W. Ergen

/s/ Dean A. Manson	Executive Vice President, General Counsel	February 22, 2023
Dean A. Manson	Secretary and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors
Hughes Satellite Systems Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over certain Hughes segment revenue

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company reported $1,966,587,000 in total revenue for the Hughes segment for the year ended December 31, 2022, of which $1,592,438,000 and $374,149,000 was related to total services and other revenue and certain equipment related revenue, respectively. The Hughes segment provides broadband satellite technologies and broadband internet services to consumer customers, and broadband network technologies, managed services, equipment, hardware, satellite services, and communications solutions to consumer and enterprise customers.

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

Denver, Colorado
February 22, 2023

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$653,132	$429,168
Marketable investment securities	799,769	854,502
Trade accounts receivable and contract assets, net	236,336	182,063
Other current assets, net	275,202	276,844
Total current assets	1,964,439	1,742,577
Non-current assets:
Property and equipment, net	1,376,004	1,523,447
Operating lease right-of-use assets	150,632	148,221
Goodwill	532,491	511,086
Regulatory authorizations, net	408,619	408,959
Other intangible assets, net	15,698	13,984
Other investments, net	83,523	91,226
Other non-current assets, net	285,877	302,840
Total non-current assets	2,852,844	2,999,763
Total assets	$4,817,283	$4,742,340

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$98,229	$105,477
Contract liabilities	121,739	141,343
Accrued expenses and other current liabilities	393,899	308,879
Total current liabilities	613,867	555,699
Non-current liabilities:
Long-term debt, net	1,496,777	1,495,994
Deferred tax liabilities, net	289,757	334,406
Operating lease liabilities	135,122	134,001
Other non-current liabilities	133,897	153,251
Total non-current liabilities	2,055,553	2,117,652
Total liabilities	2,669,420	2,673,351

Commitments and contingencies

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both December 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both December 31, 2022 and 2021	—	—
Additional paid-in capital	1,479,857	1,489,776
Accumulated other comprehensive income (loss)	(170,184)	(173,381)
Accumulated earnings (losses)	741,754	692,341
Total Hughes Satellite Systems Corporation shareholder's equity	2,051,427	2,008,736
Non-controlling interests	96,436	60,253
Total shareholder's equity	2,147,863	2,068,989
Total liabilities and shareholder's equity	$4,817,283	$4,742,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Revenue:
Services and other revenue	$1,629,194	$1,724,299	$1,691,757
Equipment revenue	374,149	270,427	205,601
Total revenue	2,003,343	1,994,726	1,897,358
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	562,849	544,915	572,637
Cost of sales - equipment (exclusive of depreciation and amortization)	292,290	231,960	166,429
Selling, general and administrative expenses	429,877	422,235	433,408
Research and development expenses	32,810	31,777	29,448
Depreciation and amortization	431,065	464,146	498,876
Impairment of long-lived assets	—	210	—
Total costs and expenses	1,748,891	1,695,243	1,700,798
Operating income (loss)	254,452	299,483	196,560
Other income (expense):
Interest income, net	30,812	8,146	18,802
Interest expense, net of amounts capitalized	(92,386)	(126,499)	(172,466)
Gains (losses) on investments, net	245	2,103	(232)
Equity in earnings (losses) of unconsolidated affiliates, net	(5,703)	(5,347)	(6,116)
Foreign currency transaction gains (losses), net	6,016	(11,494)	3,427
Other, net	(85)	1,336	(286)
Total other income (expense), net	(61,101)	(131,755)	(156,871)
Income (loss) before income taxes	193,351	167,728	39,689
Income tax benefit (provision), net	(54,441)	(57,111)	(42,118)
Net income (loss)	138,910	110,617	(2,429)
Less: Net loss (income) attributable to non-controlling interests	10,503	10,154	11,754
Net income (loss) attributable to HSSC	$149,413	$120,771	$9,325

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$138,910	$110,617	$(2,429)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,475	(31,317)	(77,646)
Unrealized gains (losses) on available-for-sale securities	(553)	490	(192)
Other	—	(98)	(4)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(17)	(5)	(1)
Total other comprehensive income (loss), net of tax	4,905	(30,930)	(77,843)
Comprehensive income (loss)	143,815	79,687	(80,272)
Less: Comprehensive loss (income) attributable to non-controlling interests	8,795	14,543	27,392
Comprehensive income (loss) attributable to HSSC	$152,610	$94,230	$(52,880)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Amounts in thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2019	$1,478,636	$(84,636)	$664,415	$75,748	$2,134,163
Cumulative effect of accounting changes	—	—	(2,169)	(240)	(2,409)
Balance, January 1, 2020	1,478,636	(84,636)	662,246	75,508	2,131,754
Stock-based compensation	3,883	—	—	—	3,883
Issuance of equity and contribution of assets pursuant to the Yahsat JV formation	4,338	—	—	(1,580)	2,758
Contribution by non-controlling interest holder	—	—	—	18,241	18,241
Other comprehensive income (loss)	—	(62,204)	—	(15,630)	(77,834)
Net income (loss)	—	—	9,325	(11,754)	(2,429)
Other, net	(127)	—	(1)	131	3
Balance, December 31, 2020	1,486,730	(146,840)	671,570	64,916	2,076,376
Stock-based compensation	3,046	—	—	—	3,046
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	(26,541)	—	(4,389)	(30,930)
Net income (loss)	—	—	120,771	(10,154)	110,617
Balance, December 31, 2021	1,489,776	(173,381)	692,341	60,253	2,068,989
Stock-based compensation	4,318	—	—	—	4,318
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,237)	—	—	44,540	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	3,197	—	1,708	4,905
Net income (loss)	—	—	149,413	(10,503)	138,910
Other, net	—	—	—	438	438
Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$138,910	$110,617	$(2,429)
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	431,065	464,146	498,876
Impairment of long-lived assets	—	210	—
Losses (gains) on investments, net	(245)	(2,103)	232
Equity in losses (earnings) of unconsolidated affiliates, net	5,703	5,347	6,116
Foreign currency transaction losses (gains), net	(6,016)	11,494	(3,427)
Deferred tax provision (benefit), net	(48,875)	(38,276)	(4,261)
Stock-based compensation	4,318	3,046	5,167
Amortization of debt issuance costs	783	2,381	4,324
Other, net	8,015	21,082	2,007
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(50,670)	(2,342)	(2,755)
Other current assets, net	3,513	9,446	6,040
Trade accounts payable	511	(13,659)	(7,071)
Contract liabilities	(19,604)	36,774	3,509
Accrued expenses and other current liabilities	89,961	(17,383)	73,746
Non-current assets and non-current liabilities, net	(18,517)	71,531	(51,734)
Net cash provided by (used for) operating activities	538,852	662,311	528,340

Cash flows from investing activities:
Purchases of marketable investment securities	(986,736)	(1,517,849)	(2,035,712)
Sales and maturities of marketable investment securities	1,045,950	1,864,186	1,482,704
Expenditures for property and equipment	(239,403)	(296,303)	(355,238)
Expenditures for externally marketed software	(23,105)	(33,543)	(38,655)
Sales of other investments	—	9,451	—
India JV formation	(7,892)	—	—
Dividend received from unconsolidated affiliate	2,000	—	—
Net cash provided by (used for) investing activities	(209,186)	25,942	(946,901)

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	(901,818)	—
Payment of finance lease obligations	(120)	(670)	(811)
Payment of in-orbit incentive obligations	(2,988)	(2,214)	(1,554)
Contribution by non-controlling interest holder	—	9,880	18,241
Dividend paid to EchoStar	(100,000)	(100,000)	—
Other, net	—	(966)	998
Net cash provided by (used for) financing activities	(103,108)	(995,788)	16,874

Effect of exchange rates on cash and cash equivalents	(2,233)	(3,614)	2,662
Net increase (decrease) in cash and cash equivalents	224,325	(311,149)	(399,025)
Cash and cash equivalents, including restricted amounts, beginning of period	430,148	741,297	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$654,473	$430,148	$741,297
The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”).   We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide internet services to consumer customers, which include home and small to medium-sized businesses, and satellite and multi-transport technologies and managed network services to enterprise customers, telecommunications providers, aeronautical service providers and government entities, including the U.S. Department of Defense. We operate in the following two business segments:

•Hughes segment — which provides broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.
•Echostar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities in which we are the primary beneficiary and in other entities in which we own more than 50% of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a non-controlling interest within shareholder’s equity for the portion of the entity’s equity attributed to the non-controlling ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Income Taxes

We are included in the consolidated federal income tax return of EchoStar. We recognize a provision or benefit for income taxes currently payable or receivable and for income tax amounts deferred to future periods based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between GAAP carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are offset by valuation allowances when we determine it is more likely than not that such deferred tax assets will not be realized in the foreseeable future. We determine deferred tax assets and liabilities separately for each taxing jurisdiction and report the net amount for each jurisdiction as a non-current asset or liability in the Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities are included in Gains (losses) on investments, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2022 and 2021 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Goodwill

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. All of our goodwill is assigned to our Hughes segment.

We evaluate goodwill for impairment on an annual basis in our second fiscal quarter or whenever events and changes in circumstances indicate the carrying amounts may not be recoverable. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors. Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. The qualitative assessment includes comparing the overall financial performance against the planned results. In the performance of the qualitative assessment, we analyze a variety of events or factors that may influence the fair value of the reporting unit, that could include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events which requires significant judgment. If we determine in the qualitative assessment that it is more likely than not that the fair value is less than its carrying value, then we perform a quantitative assessment to determine the estimated fair value of the indefinite lived asset or reporting unit. We could also choose the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. In the quantitative assessment, fair value is usually estimated using two valuation approaches: the discounted cash flows method and the market comparable method. In the performance of the quantitative assessment, we use a variety of inputs, some of which may require significant judgment, that influence the fair value of the reporting unit, that could include, but are not limited to: discount rate, revenue growth rate, amount and timing of future cash flows, guideline public company metrics, and comparable market transactions. In addition, we also perform a market capitalization reconciliation to compare the estimated fair value, determined using the discounted cash flows method and the market comparable method, to the Company’s market capitalization as of the date of the test. If the carrying value exceeds the estimated fair value, then an impairment is recognized for the difference.

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

Recently Adopted Accounting Pronouncements

Government Assistance

On January 1, 2022 we adopted Accounting Standards Update (“ASU”) No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

Income Taxes

On January 1, 2021, we adopted ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the Financial Accounting Standards Board (“FASB”) overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022. The ASU is applied to business combinations occurring on or after the effective date.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), and all subsequent amendments to the initial guidance, codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2024. We expect to utilize the optional expedients provided by the guidance for contracts amended solely to use an alternative reference rate. We have evaluated the new guidance and we are in the process of implementing this ASU, and all subsequent amendments, and do not expect them to have a material impact on our Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2022	2021
Trade accounts receivable and contract assets, net:
Sales and services	$170,466	$154,676
Leasing	7,935	5,668
Total trade accounts receivable	178,401	160,344
Contract assets	73,293	36,307
Allowance for doubtful accounts	(15,358)	(14,588)
Total trade accounts receivable and contract assets, net	$236,336	$182,063

Contract liabilities:
Current	$121,739	$141,343
Non-current	8,326	10,669
Total contract liabilities	$130,065	$152,012

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2022	2021	2020
Revenue	$120,867	$82,633	$72,877

The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2022	2021	2020
Balance at beginning of period	$14,588	$15,386	$23,777
Credit losses (1)	32,910	22,591	18,582
Deductions	(36,011)	(23,543)	(26,031)
Foreign currency translation	3,871	154	(942)
Balance at end of period	$15,358	$14,588	$15,386
(1)The impact of adopting ASC 326 on January 1, 2020 was a net decrease to our allowance for doubtful accounts largely driven by a $13.4 million reclassification to Other current assets, net and Other non-current assets, net, offset by a $2.9 million adjustment to Accumulated earnings (losses).

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2022	2021	2020
Balance at beginning of period	$82,986	$99,837	$113,592
Additions	57,627	72,503	91,143
Amortization expense	(76,760)	(88,178)	(101,278)
Foreign currency translation	594	(1,176)	(3,620)
Balance at end of period	$64,447	$82,986	$99,837

Performance Obligations

As of December 31, 2022, the remaining performance obligations for our customer contracts with original expected durations of more than one year was $1.1 billion. Performance obligations expected to be satisfied within one year and greater than one year are 34.0% and 66.0%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
North America	$1,576,773	$20,533	$(1,400)	$1,595,906
South and Central America	171,318	—	—	171,318
Other	218,496	—	17,623	236,119
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343

For the year ended December 31, 2021
North America	$1,617,229	$17,679	$(385)	$1,634,523
South and Central America	176,515	—	—	176,515
Other	162,482	—	21,206	183,688
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

For the year ended December 31, 2020
North America	$1,556,961	$17,398	$(1,161)	$1,573,198
South and Central America	151,194	—	—	151,194
Other	152,679	—	20,287	172,966
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
Services and other revenue:
Services	$1,551,613	$13,206	$—	$1,564,819
Lease revenue	40,825	7,327	16,223	64,375
Total services and other revenue	1,592,438	20,533	16,223	1,629,194
Equipment revenue:
Equipment	119,107	—	—	119,107
Design, development and construction services	246,265	—	—	246,265
Lease revenue	8,777	—	—	8,777
Total equipment revenue	374,149	—	—	374,149
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343

For the year ended December 31, 2021
Services and other revenue:
Services	$1,646,778	$11,961	$—	$1,658,739
Lease revenue	39,021	5,718	20,821	65,560
Total services and other revenue	1,685,799	17,679	20,821	1,724,299
Equipment revenue:
Equipment	108,767	—	—	108,767
Design, development and construction services	152,934	—	—	152,934
Lease revenue	8,726	—	—	8,726
Total equipment revenue	270,427	—	—	270,427
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

For the year ended December 31, 2020
Services and other revenue:
Services	$1,614,730	$10,785	$—	$1,625,515
Lease revenue	40,503	6,613	19,126	66,242
Total services and other revenue	1,655,233	17,398	19,126	1,691,757
Equipment revenue:
Equipment	110,108	—	—	110,108
Design, development and construction services	88,511	—	—	88,511
Lease revenue	6,982	—	—	6,982
Total equipment revenue	205,601	—	—	205,601
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2022	2021	2020
Sales-type lease revenue:
Revenue at lease commencement	$7,557	$7,998	$6,982
Interest income	1,220	728	393
Total sales-type lease revenue	8,777	8,726	7,375
Operating lease revenue	64,375	65,560	65,849
Total lease revenue	$73,152	$74,286	$73,224

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $21.9 million and $17.1 million as of December 31, 2022 and 2021, respectively.

The following table presents future operating lease payments to be received as of December 31, 2022:

Amounts
December 31,
2023	$37,478
2024	32,856
2025	30,802
2026	28,828
2027	23,860
2028 and beyond	46,070
Total lease payments to be received	$199,894

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2022			2021
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$933,669	$(703,110)	$230,559	$1,860,766	$(1,549,508)	$311,258
Satellites	104,620	(52,284)	52,336	104,620	(45,309)	59,311
Total	$1,038,289	$(755,394)	$282,895	$1,965,386	$(1,594,817)	$370,569

During 2022, the Company identified fully depreciated assets that were no longer in use, mostly related to our customer premises equipment assets. Cost and accumulated depreciation were reduced by $1.1 billion. There was no impact to Other property and equipment, net.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2022	2021	2020
Customer premises equipment	$221,645	$247,072	$246,542
Satellites	6,975	6,975	6,975
Total	$228,620	$254,047	$253,517

NOTE 4.    LESSEE ACCOUNTING

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2022	2021
Right-of-use assets:
Operating	$150,632	$148,221
Finance	238,748	258,498
Total right-of-use assets	$389,380	$406,719

Lease liabilities:
Current:
Operating	$17,766	$16,697
Finance	—	123
Total current	17,766	16,820
Non-current:
Operating	135,122	134,001
Finance	—	—
Total non-current	135,122	134,001
Total lease liabilities	$152,888	$150,821

As of December 31, 2022, we have prepaid our obligations regarding most of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $121.9 million and $95.7 million as of December 31, 2022 and 2021, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2022	2021	2020
Lease cost:
Operating lease cost	$25,219	$23,323	$23,321
Finance lease cost:
Amortization of right-of-use assets	29,906	29,270	27,611
Interest on lease liabilities	7	49	106
Total finance lease cost	29,913	29,319	27,717
Short-term lease cost	258	—	132
Variable lease cost	2,246	1,895	3,799
Total lease cost	$57,636	$54,537	$54,969

	As of December 31,
	2022	2021
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	0.0 years	0.3 years
Operating leases	8.0 years	10.8 years

Weighted-average discount rate:
Finance leases	—%	12.8%
Operating leases	5.9%	5.6%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,653	$21,808	$21,313
Operating cash flows from finance leases	7	49	106
Financing cash flows from finance leases	124	430	499

We obtained ROU assets in exchange for lease liabilities of $4.3 million, $26.1 million and $22.6 million upon commencement of operating leases during the year ended December 31, 2022, 2021 and 2020, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents future minimum lease payments of our lease liabilities as of December 31, 2022:

Operating Leases
Year ending December 31,
2023	$24,983
2024	23,063
2025	19,470
2026	18,684
2027	17,168
2028 and beyond	97,162
Total future minimum lease payments	200,530
Less: Interest	(47,642)
Total lease liabilities	$152,888

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

The valuation of assets acquired and liabilities assumed in the India JV were derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation, and resulted in a customer relationship intangible of $4.4 million with an estimated life of 5 years and is reported in Other intangible assets, net.
Goodwill associated with the India JV is attributable to expected synergies, the projected long-term business growth in current and new markets and an assembled workforce. Goodwill has been allocated entirely to our Hughes segment.

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(146,953)	$113	$—	$(146,840)
Other comprehensive income (loss) before reclassifications	(26,928)	490	(98)	(26,536)
Amounts reclassified to net income (loss)	—	(5)	—	(5)
Other comprehensive income (loss)	(26,928)	485	(98)	(26,541)
Balance, December 31, 2021	(173,881)	598	(98)	(173,381)
Other comprehensive income (loss) before reclassifications	3,767	(553)	—	3,214
Amounts reclassified to net income (loss)	—	(17)	—	(17)
Other comprehensive income (loss)	3,767	(570)	—	3,197
Balance, December 31, 2022	$(170,114)	$28	$(98)	$(170,184)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2022	2021
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$154,580	$284,787
Commercial paper	643,526	491,360
Other debt securities	1,663	78,355
Total available-for-sale debt securities	799,769	854,502
Equity securities	—	—
Total marketable investment securities	$799,769	$854,502

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2022
Corporate bonds	$154,517	$119	$(56)	$154,580
Commercial paper	643,553	—	(27)	643,526
Other debt securities	1,663	—	—	1,663
Total available-for-sale debt securities	$799,733	$119	$(83)	$799,769
As of December 31, 2021
Corporate bonds	$285,169	$—	$(382)	$284,787
Commercial paper	491,360	—	—	491,360
Other debt securities	78,395	—	(40)	78,355
Total available-for-sale debt securities	$854,924	$—	$(422)	$854,502

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2022	2021	2020
Proceeds from sales	$37,904	$292,188	$112,497

As of December 31, 2022, we have $784.4 million of available-for-sale debt securities with contractual maturities of one year or less and $15.4 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Equity Securities

The following table presents the activity of our equity securities:

	For the years ended December 31,
	2022	2021	2020
Gains (losses) on investments, net	$—	$(6)	$(235)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of December 31, 2022
Cash equivalents (including restricted)	$496	$548,058	$548,554
Available-for-sale debt securities:
Corporate bonds	$—	$154,580	$154,580
Commercial paper	—	643,526	643,526
Other debt securities	—	1,663	1,663
Total available-for-sale debt securities	—	799,769	799,769
Equity securities	—	—	—
Total marketable investment securities	$—	$799,769	$799,769

As of December 31, 2021
Cash equivalents (including restricted)	$4,032	$320,732	$324,764
Available-for-sale debt securities:
Corporate bonds	$—	$284,787	$284,787
Commercial paper	—	491,360	491,360
Other debt securities	—	78,355	78,355
Total available-for-sale debt securities	—	854,502	854,502
Equity securities	—	—	—
Total marketable investment securities	$—	$854,502	$854,502

As of December 31, 2022 and December 31, 2021, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 8.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of December 31,
	2022	2021
Property and equipment, net:
Satellites, net	$754,019	$847,613
Other property and equipment, net	621,985	675,834
Total property and equipment, net	$1,376,004	$1,523,447

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Satellites

As of December 31, 2022, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet as of December 31, 2022:

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
(1)    Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries in 2011 (the “Hughes Acquisition”).
(2)    Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite. Depreciable life represents the remaining useful life as of November 2019.
(3)    We own the Ka-band and Ku-band payloads on this satellite.
(4)    EchoStar IX is approaching its end of station-kept life. The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2022	2021
Satellites, net:
Satellites - owned	7 to 15	$1,503,435	$1,500,836
Satellites - acquired under finance leases	15	360,642	354,170
Total satellites		1,864,077	1,855,006
Accumulated depreciation:
Satellites - owned		(988,164)	(911,722)
Satellites - acquired under finance leases		(121,894)	(95,671)
Total accumulated depreciation		(1,110,058)	(1,007,393)
Total satellites, net		$754,019	$847,613

The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2022	2021	2020
Depreciation expense:
Satellites - owned	$75,738	$85,068	$108,273
Satellites - acquired under finance leases	24,127	23,740	27,611
Total depreciation expense	$99,865	$108,808	$135,884

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the years ended December 31,
	2022	2021	2020
Capitalized interest	$8,712	$6,002	$2,488

Satellite-Related Commitments

As of December 31, 2022 and December 31, 2021 our satellite-related commitments were $143.5 million and $179.7 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2022.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures. Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. We have obtained certain insurance for our EchoStar XXIV satellite covering launch plus the first year of operations. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Fair Value of In-Orbit Incentives

As of December 31, 2022 and December 31, 2021, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $50.2 million and $53.2 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2022	2021
Other property and equipment, net:
Land	—	$13,510	$13,322
Buildings and improvements	1 to 40	75,163	73,824
Furniture, fixtures, equipment and other	1 to 12	747,179	723,902
Customer premises equipment	2 to 4	933,669	1,860,766
Construction in progress		195,655	157,038
Total other property and equipment		1,965,176	2,828,852
Accumulated depreciation		(1,343,191)	(2,153,018)
Other property and equipment, net		$621,985	$675,834

During 2022, the Company identified fully depreciated assets that were no longer in use, mostly related to our customer premises equipment assets. Cost and accumulated depreciation were reduced by $1.1 billion. There was no impact to Other property and equipment, net.

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2022	2021	2020
Other property and equipment depreciation expense:
Buildings and improvements	$3,661	$4,908	$4,285
Furniture, fixtures, equipment and other	71,804	72,855	76,649
Customer premises equipment	221,645	247,072	246,542
Total depreciation expense	$297,110	$324,835	$327,476

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 9.    GOODWILL

All of our goodwill is assigned to our Hughes segment, as it was generated through: i) the Hughes Acquisition; ii) the agreement with Yahsat pursuant to which, in November 2019, Yahsat contributed its satellite communications services business in Brazil to one of our Brazilian subsidiaries in exchange for a 20% equity ownership interest in that subsidiary (the “Yahsat Brazil JV Transaction”); and iii) the India JV formation.

During the quarter ended December 31, 2022, we conducted a quantitative interim test of goodwill for all of our reporting units due to the sustained decline in our stock price during that period. We estimated the reporting unit's fair value using the discounted cash flow method and the market comparable method. The discounted cash flow method used the reporting unit's projections of estimated operating results and cash flows that were discounted using a weighted-average cost of capital based on a reasonable market participant’s point of view. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market comparable method, we used the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies. Additionally, we performed a reconciliation of our estimated fair value, determined using the discounted cash flows method and the market comparable method, to the Company’s market capitalization. As a result of this interim test, no goodwill impairment was identified. The fair value of the Hughes reporting unit exceeded the carrying value by more than 20%. We concluded that there were no other indicators of impairment for the quarter ended December 31, 2022.

The following table presents our goodwill:

	For the years ended December 31,
	2022	2021	2020
Balance at beginning of period	$511,086	$511,597	$506,953
India JV formation	23,086	—	—
Foreign currency translation	(1,681)	(511)	4,644
Balance at end of period	$532,491	$511,086	$511,597

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2019	$12,524	$(161)	$12,363	$400,000	$412,363
Amortization expense	—	(902)	(902)	—	(902)
Currency translation adjustments	(1,019)	9	(1,010)	—	(1,010)
Balance, December 31, 2020	11,505	(1,054)	10,451	400,000	410,451
Amortization expense	—	(806)	(806)	—	(806)
Currency translation adjustments	(772)	86	(686)	—	(686)
Balance, December 31, 2021	10,733	(1,774)	8,959	400,000	408,959
Amortization expense	—	(825)	(825)	—	(825)
Currency translation adjustments	598	(113)	485	—	485
Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619

Weighted-average useful life (in years)		14

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2022:

Amount
For the years ending December 31,
2023	$836
2024	836
2025	836
2026	836
2027	836
2028 and beyond	4,439
Total	$8,619

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2019	$270,300	$51,400	$29,700	$351,400
As of December 31, 2020	270,300	51,400	29,700	351,400
As of December 31, 2021	270,300	51,400	29,700	351,400
Additions	4,312	—	—	4,312
Currency Translation Adjustments	(328)	—	—	(328)
As of December 31, 2022	$274,284	$51,400	$29,700	$355,384

Accumulated amortization:
As of December 31, 2019	$(257,933)	$(51,400)	$(12,746)	$(322,079)
Amortization expense	(9,496)	—	(1,485)	(10,981)
As of December 31, 2020	(267,429)	(51,400)	(14,231)	(333,060)
Amortization expense	(2,871)	—	(1,485)	(4,356)
As of December 31, 2021	(270,300)	(51,400)	(15,716)	(337,416)
Amortization expense	(785)	—	(1,485)	(2,270)
As of December 31, 2022	$(271,085)	$(51,400)	$(17,201)	$(339,686)

Carrying amount:
As of December 31, 2021	$—	$—	$13,984	$13,984
As of December 31, 2022	$3,199	$—	$12,499	$15,698

Weighted-average useful life (in years)	8	6	20

Future Amortization

The following table presents our estimated future amortization of other intangible assets as of  December 31, 2022:

Amount
For the years ending December 31,
2023	$2,282
2024	2,282
2025	2,282
2026	2,282
2027	1,496
2028 and beyond	5,074
Total	$15,698

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2022	2021
Other investments, net:
Equity method investments	$83,523	$91,226
Total other investments, net	$83,523	$91,226

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

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the years ended December 31,
	2022	2021	2020
Deluxe	$5,334	$5,480	$4,393
BCS	$7,933	$8,278	$9,080

The following table presents trade accounts receivable:

	As of December 31,
	2022	2021
Deluxe	$3,026	$934
BCS	$5,062	$5,544

We recorded cash distributions from our investments of $2.0 million for the year ended December 31, 2022 that was considered a return of investment and reported in Net cash provided by (used for) investing activities in the Consolidated Statements of Cash Flows. There were no returns of investment during the years ended December 31, 2021 and 2020.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 13.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2022		2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$727,763	$750,000	$825,555
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	707,490	750,000	838,740
Less: Unamortized debt issuance costs		(3,223)	—	(4,006)	—
Total long-term debt, net		$1,496,777	$1,435,253	$1,495,994	$1,664,295
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

Debt Issuance Costs

For the years ended December 31, 2022, 2021 and 2020, we amortized $0.8 million, $2.4 million and $4.3 million respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 14.    INCOME TAXES

The following table presents the components of Income (loss) before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2022	2021	2020
Domestic	$253,654	$246,207	$116,268
Foreign	(60,303)	(78,479)	(76,579)
Income (loss) before income taxes	$193,351	$167,728	$39,689

The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations:

	For the years ended December 31,
	2022	2021	2020
Current benefit (provision), net:
Federal	$(83,594)	$(73,571)	$(40,109)
State	(15,430)	(18,562)	(4,152)
Foreign	(4,292)	(3,254)	(1,740)
Total current benefit (provision), net	$(103,316)	$(95,387)	$(46,001)

Deferred benefit (provision), net:
Federal	$37,714	$28,319	$15,151
State	8,186	3,705	(2,926)
Foreign	2,975	6,252	(8,342)
Total deferred benefit (provision), net	48,875	38,276	3,883
Total income tax benefit (provision), net	$(54,441)	$(57,111)	$(42,118)

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2022	2021	2020
Statutory rate	$(40,604)	$(35,223)	$(8,336)
State income taxes, net of federal benefit (provision)	(4,005)	(10,960)	(6,205)
Permanent differences	(2,233)	(806)	(1,447)
Tax credits, including withholding tax	3,699	4,573	1,137
Valuation allowance	(21,359)	(23,346)	(36,491)
Rates different than statutory	9,753	10,164	9,725
Other	308	(1,513)	(501)
Total income tax benefit (provision), net	$(54,441)	$(57,111)	$(42,118)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses, credit and other carryforwards	$119,594	$121,021
Other investments	11,648	8,890
Accrued expenses	53,324	30,973
Stock-based compensation	5,645	6,833
Other assets	32,824	8,985
Total deferred tax assets	223,035	176,702
Valuation allowance	(153,233)	(139,727)
Deferred tax assets after valuation allowance	$69,802	$36,975

Deferred tax liabilities:
Property and equipment, regulatory authorizations, and other intangibles	$(332,884)	$(338,130)
Other liabilities	(18,853)	(27,840)
Total deferred tax liabilities	(351,737)	(365,970)
Total net deferred tax liabilities	$(281,935)	$(328,995)

Net deferred tax assets (liabilities) foreign jurisdiction	$6,277	$5,267
Net deferred tax assets (liabilities) domestic	(288,212)	(334,262)
Total net deferred tax assets (liabilities)	$(281,935)	$(328,995)

Overall, our net deferred tax assets were offset by a valuation allowance of $153.2 million and $139.7 million as of December 31, 2022 and 2021, respectively. The change in the valuation allowance relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries, offset by a decrease due to changes in foreign exchange rates.

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2022, we had foreign net operating loss carryforwards of $406.8 million. The net operating loss carryforwards associated with India will begin to expire in 2027.

As of December 31, 2022, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. As of December 31, 2022 and 2021, we had net deferred tax assets related to our foreign subsidiaries of $7.8 million and $5.4 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. As of December 31, 2022, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as tax year 2008. We also file income tax returns in the United Kingdom, Germany, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004. As of December 31, 2022, we are currently being audited by the Indian tax authorities for fiscal years 2004 through 2021 and the German tax authority for calendar years 2016 through 2019. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2022	2021	2020
Unrecognized tax benefit balance as of beginning of period:	$7,294	$7,294	$7,866
Reductions based on tax positions related to prior years	(122)	—	(572)
Balance as of end of period	$7,172	$7,294	$7,294

As of December 31, 2022 and 2021, we had $7.2 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.

For the years ended December 31, 2022, 2021 and 2020, our income tax provision included an insignificant amount of interest and penalties.

NOTE 15.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 5.0 million shares of EchoStar’s Class A common stock.  As of December 31, 2022, EchoStar had approximately 0.7 million shares of Class A common stock which remain available for issuance under the ESPP. Generally, all full-time employees who have been employed by EchoStar or its subsidiaries for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of EchoStar’s Class A common stock on that date.  For the years ended December 31, 2022, 2021 and 2020, employee purchases of EchoStar’s Class A common stock through the ESPP totaled approximately 580,000 shares, 446,000 shares and 452,000 shares, respectively.

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

The following table presents our matching contributions and discretionary contributions:

	For the years ended December 31,
	2022	2021	2020
Matching contributions	$5,475	$5,434	$5,239
Fair value of EchoStar discretionary contributions of its Class A common stock, net of forfeitures, under 401(k) plan	$7,042	$7,125	$6,921

NOTE 16.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $14.2 million, $2.8 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the years ended December 31,
	2022	2021	2020
Services and other revenue - EchoStar	$17,623	$21,206	$20,287

The following table presents the corresponding related party receivables:

	As of December 31,
	2022	2021
Related party receivables - EchoStar - current	$112,985	$122,619
Related party receivables - EchoStar - non-current	55,834	56,055
Total related party receivables - EchoStar	$168,819	$178,674

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the years ended December 31,
	2022	2021	2020
Operating expenses - EchoStar	$75,462	$56,430	$56,859

The following table presents the corresponding related party payables:

	As of December 31,
	2022	2021
Related party payables - EchoStar - current	$216,504	$124,578
Related party payables - EchoStar - non-current	23,423	24,118
Total related party payables - EchoStar	$239,927	$148,696

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

Cash Advances. EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2023. Advances under these agreements bear interest at annual rates of three percent. We report amounts payable under these agreements within Related party payables - EchoStar - non-current.

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $17.6 million, $21.2 million and $20.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite, with an expected launch in the second quarter of 2023. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Dividends. On March 17, 2022, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $100.0 million. Payment of this dividend was made in the first quarter of 2022.

NOTE 17.    RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”). A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to Network and our former joint venture Dish Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.23523769 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2022	2021	2020
Services and other revenue - DISH Network	$17,832	$21,718	$25,930

The following table presents the related trade accounts receivable:

	As of December 31,
	2022	2021
Trade accounts receivable - DISH Network	$1,992	$3,457

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. We terminated the provision of this satellite capacity in December 2022.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2022	2021	2020
Operating expenses - DISH Network	$4,545	$4,813	$4,734

The following table presents the related trade accounts payable:

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	As of December 31,
	2022	2021
Trade accounts payable - DISH Network	$567	$587

Amended and Restated Professional Services Agreement.  In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”).  In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Professional Services Agreement (the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 16. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 1, 2023 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $6.8 million, $8.4 million and $16.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

NOTE 18.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2022. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $2.0 million, $1.9 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 we had $0.5 million of trade accounts receivable from TSI.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 19.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due in the Years Ending December 31,
	Total (4)(5)	2023	2024	2025	2026	2027	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$—	$1,500,000	$—	$—
Interest on long-term debt	356,252	89,063	89,063	89,063	89,063	—	—
Satellite-related commitments (2)	143,516	43,729	17,737	17,351	16,089	14,393	34,217
Operating lease obligations (3)	200,528	24,983	23,063	19,470	18,684	17,168	97,160
Total	$2,200,296	$157,775	$129,863	$125,884	$1,623,836	$31,561	$131,377
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2) Includes payments pursuant to: i) the EchoStar XXIV launch contract, ii) regulatory authorizations, iii) non-lease costs associated with our finance lease satellites, iv) in-orbit incentives relating to certain satellites and v) commitments for satellite service arrangements.
(3)    Operating leases consist primarily of leases for office space, data centers and satellite-related ground infrastructure.
(4) The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our non-current liabilities as the timing of any payments is uncertain.
(5) The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary HCIPL, formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on March 31, 2021 and March 31, 2022.

The following table presents the components of the accrual:

	As of December 31,
	2022	2021
Additional license fees	$3,425	$3,812
Penalties	3,516	3,912
Interest and interest on penalties	78,327	81,389
Less: Payments	(17,785)	(8,451)
Total accrual	67,483	80,662
Less: Current portion	10,191	11,178
Total long-term accrual	$57,292	$69,484

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2022
External revenue	$1,966,587	$19,132	$17,624	$2,003,343
Intersegment revenue	—	1,401	(1,401)	—
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343

Capital expenditures	$239,403	$—	$—	$239,403
EBITDA	$732,929	$14,416	$(50,852)	$696,493

For the year ended December 31, 2021
External revenue	$1,956,226	$17,295	$21,205	$1,994,726
Intersegment revenue	—	384	(384)	—
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

Capital expenditures	$296,303	$—	$—	$296,303
EBITDA	$781,824	$9,185	$(30,628)	$760,381

For the year ended December 31, 2020
External revenue	$1,860,834	$16,237	$20,287	$1,897,358
Intersegment revenue	—	1,161	(1,161)	—
Total revenue	$1,860,834	$17,398	$19,126	$1,897,358

Capital expenditures	$355,197	$41	$—	$355,238
EBITDA	$727,608	$7,873	$(31,498)	$703,983

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the years ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$193,351	$167,728	$39,689
Interest income, net	(30,812)	(8,146)	(18,802)
Interest expense, net of amounts capitalized	92,386	126,499	172,466
Depreciation and amortization	431,065	464,146	498,876
Net loss (income) attributable to non-controlling interests	10,503	10,154	11,754
EBITDA	$696,493	$760,381	$703,983

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2022	2021
Long-lived assets:
North America	$2,075,373	$2,148,052
South and Central America	206,556	267,429
Other	50,883	41,995
Total long-lived assets	$2,332,812	$2,457,476

NOTE 21.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2022	2021	2020
Cost of sales - equipment	$31,781	$29,636	$19,788
Research and development expenses	$32,810	$31,777	$29,448

Advertising Costs

We incurred advertising expense of $69.0 million, $82.4 million and $65.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2022	2021	2020
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$429,168	$740,490	$1,139,435
Restricted cash	980	807	887
Total cash and cash equivalents, included restricted amounts, beginning of period	$430,148	$741,297	$1,140,322

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$653,132	$429,168	$740,490
Restricted cash	1,341	980	807
Total cash and cash equivalents, included restricted amounts, end of period	$654,473	$430,148	$741,297

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of December 31,
	2022	2021
Other current assets, net:
Related party receivables - EchoStar	$112,985	$122,619
Inventory	123,006	102,907
Prepaids and deposits	23,948	27,737
Trade accounts receivable - DISH Network	1,992	3,457
Other, net	13,271	20,124
Total other current assets	$275,202	$276,844

Other non-current assets, net:
Capitalized software, net	$116,844	$124,701
Contract acquisition costs, net	64,447	82,986
Related party receivables - EchoStar	55,834	56,055
Deferred tax assets, net	7,822	5,411
Restricted cash	1,341	980
Contract fulfillment costs, net	1,931	1,721
Other, net	37,658	30,986
Total other non-current assets, net	$285,877	$302,840
The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the years ended December 31,
	2022		2021		2020
	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$16,709	$1,747	$12,869	$—	$—
Credit losses (1)	—	—	—	3,328	1,595	13,378
Foreign currency translation	—	—	(1,747)	1,159	152	(509)
Deductions	—	—	—	(647)	—	—
Balance at end of period	$—	$16,709	$—	$16,709	$1,747	$12,869
1)    The impact of adopting ASC 326 on January 1, 2020 was a net increase to our allowance for doubtful accounts largely driven by a $13.4 million reclassification from Trade accounts receivables and contracts assets, net.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of December 31,
	2022	2021
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$216,504	$124,578
Accrued compensation	40,684	45,630
Operating lease obligation	17,766	16,697
Accrued interest	39,194	39,289
Accrued taxes	10,631	9,790
Accrual for license fee dispute	10,191	11,178
Trade accounts payable - DISH Network	567	587
Other	58,362	61,130
Total accrued expenses and other current liabilities	$393,899	$308,879

Other non-current liabilities:
Accrual for license fee dispute	$57,292	$69,484
Related party payables - EchoStar	23,423	24,118
Contract liabilities	8,326	10,669
Other	44,856	48,980
Total other non-current liabilities	$133,897	$153,251

Inventory

The following table presents the components of inventory:

	As of December 31,
	2022	2021
Raw materials	$32,920	$13,778
Work-in-process	16,408	11,705
Finished goods	73,678	77,424
Total inventory	$123,006	$102,907

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2022	2021
Net carrying amount of externally marketed software	$116,841	$124,701
Externally marketed software under development and not yet placed into service	$26,924	$57,357

	For the years ended December 31,
	2022	2021	2020
Capitalized costs related to development of externally marketed software	$23,105	$33,543	$38,655
Amortization expense relating to externally marketed software	$30,965	$25,288	$23,780
Weighted-average useful life (in years)	4

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$91,583	$118,638	$162,692
Cash paid for income taxes	$12,538	$10,641	$9,094

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$8,001	$(347)	$(6,198)
Non-cash net assets received as part of the India JV formation	$36,701	$—	$—

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheet as of December 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$547,605	$25,318	$80,209	$—	$653,132
Marketable investment securities	799,769	—	—	—	799,769
Trade accounts receivable and contract assets, net	—	168,484	67,852	—	236,336
Other current assets, net	71	1,330,813	284,621	(1,340,303)	275,202
Total current assets	1,347,445	1,524,615	432,682	(1,340,303)	1,964,439
Non-current assets:
Property and equipment, net	—	1,140,294	235,710	—	1,376,004
Operating lease right-of-use assets	—	121,609	29,023	—	150,632
Goodwill	—	504,173	28,318	—	532,491
Regulatory authorizations, net	—	400,000	8,619	—	408,619
Other intangible assets, net	—	12,499	3,199	—	15,698
Other investments, net	8,920	—	74,603	—	83,523
Investment in subsidiaries	3,312,961	358,141	—	(3,671,102)	—
Other non-current assets, net	1,095	261,906	163,165	(140,289)	285,877
Total non-current assets	3,322,976	2,798,622	542,637	(3,811,391)	2,852,844
Total assets	$4,670,421	$4,323,237	$975,319	$(5,151,694)	$4,817,283
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$477	$85,327	$12,425	$—	$98,229
Contract liabilities	—	115,893	5,846	—	121,739
Accrued expenses and other current liabilities	1,121,740	296,666	315,796	(1,340,303)	393,899
Total current liabilities	1,122,217	497,886	334,067	(1,340,303)	613,867
Non-current liabilities:
Long-term debt, net	1,496,777	—	—	—	1,496,777
Deferred tax liabilities, net	—	288,716	1,451	(410)	289,757
Operating lease liabilities	—	111,052	24,070	—	135,122
Other non-current liabilities	—	113,183	160,593	(139,879)	133,897
Total non-current liabilities	1,496,777	512,951	186,114	(140,289)	2,055,553
Total liabilities	2,618,994	1,010,837	520,181	(1,480,592)	2,669,420
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,051,427	3,312,400	358,702	(3,671,102)	2,051,427
Non-controlling interests	—	—	96,436	—	96,436
Total shareholder's equity	2,051,427	3,312,400	455,138	(3,671,102)	2,147,863
Total liabilities and shareholder's equity	$4,670,421	$4,323,237	$975,319	$(5,151,694)	$4,817,283

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Balance Sheet as of December 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$324,764	$42,550	$61,854	$—	$429,168
Marketable investment securities	854,502	—	—	—	854,502
Trade accounts receivable and contract assets, net	—	127,350	54,713	—	182,063
Other current assets, net	170,283	1,056,871	94,185	(1,044,495)	276,844
Total current assets	1,349,549	1,226,771	210,752	(1,044,495)	1,742,577
Non-current assets:
Property and equipment, net	—	1,209,859	313,588	—	1,523,447
Operating lease right-of-use assets	—	117,912	30,309	—	148,221
Goodwill	—	504,173	6,913	—	511,086
Regulatory authorizations, net	—	400,000	8,959	—	408,959
Other intangible assets, net	—	13,984	—	—	13,984
Other investments, net	—	9,600	81,626	—	91,226
Investment in subsidiaries	3,126,926	292,211	—	(3,419,137)	—
Other non-current assets, net	1,191	299,149	97,305	(94,805)	302,840
Total non-current assets	3,128,117	2,846,888	538,700	(3,513,942)	2,999,763
Total assets	$4,477,666	$4,073,659	$749,452	$(4,558,437)	$4,742,340
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$92,156	$13,321	$—	$105,477
Contract liabilities	—	134,474	6,869	—	141,343
Accrued expenses and other current liabilities	972,936	218,463	161,975	(1,044,495)	308,879
Total current liabilities	972,936	445,093	182,165	(1,044,495)	555,699
Non-current liabilities:
Long-term debt, net	1,495,994	—	—	—	1,495,994
Deferred tax liabilities, net	—	334,148	258	—	334,406
Operating lease liabilities	—	108,431	25,570	—	134,001
Other non-current liabilities	—	59,623	188,432	(94,804)	153,251
Total non-current liabilities	1,495,994	502,202	214,260	(94,804)	2,117,652
Total liabilities	2,468,930	947,295	396,425	(1,139,299)	2,673,351
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,008,736	3,126,364	292,774	(3,419,138)	2,008,736
Non-controlling interests	—	—	60,253	—	60,253
Total shareholder's equity	2,008,736	3,126,364	353,027	(3,419,138)	2,068,989
Total liabilities and shareholder's equity	$4,477,666	$4,073,659	$749,452	$(4,558,437)	$4,742,340

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,336,782	$317,935	$(25,523)	$1,629,194
Equipment revenue	—	360,656	34,071	(20,578)	374,149
Total revenue	—	1,697,438	352,006	(46,101)	2,003,343
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	419,074	173,385	(29,610)	562,849
Cost of sales - equipment (exclusive of depreciation and amortization)	—	285,665	21,208	(14,583)	292,290
Selling, general and administrative expenses	—	346,392	85,393	(1,908)	429,877
Research and development expenses	—	32,447	363	—	32,810
Depreciation and amortization	—	293,330	137,735	—	431,065
Total costs and expenses	—	1,376,908	418,084	(46,101)	1,748,891
Operating income (loss)	—	320,530	(66,078)	—	254,452
Other income (expense):
Interest income	25,801	5,345	4,655	(4,989)	30,812
Interest expense, net of amounts capitalized	(89,846)	4,170	(11,699)	4,989	(92,386)
Gains (losses) on investments, net	28	217	—	—	245
Equity in earnings (losses) of unconsolidated affiliates, net	880	440	(7,023)	—	(5,703)
Equity in earnings (losses) of subsidiaries, net	193,023	(53,571)	—	(139,452)	—
Foreign currency transaction gains (losses), net	—	6,704	(688)	—	6,016
Other, net	—	(28,397)	28,312	—	(85)
Total other income (expense), net	129,886	(65,092)	13,557	(139,452)	(61,101)
Income (loss) before income taxes	129,886	255,438	(52,521)	(139,452)	193,351
Income tax benefit (provision), net	19,527	(62,415)	(11,553)	—	(54,441)
Net income (loss)	149,413	193,023	(64,074)	(139,452)	138,910
Less: Net loss (income) attributable to non-controlling interests	—	—	10,503	—	10,503
Net income (loss) attributable to HSSC	$149,413	$193,023	$(53,571)	$(139,452)	$149,413
Comprehensive income (loss):
Net income (loss)	$149,413	$193,023	$(64,074)	$(139,452)	$138,910
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	5,475	—	5,475
Unrealized gains (losses) on available-for-sale securities	(553)	—	—	—	(553)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(17)	—	—	—	(17)
Equity in other comprehensive income (loss) of subsidiaries, net	3,770	3,770	—	(7,540)	—
Total other comprehensive income (loss), net of tax	3,200	3,770	5,475	(7,540)	4,905
Comprehensive income (loss)	152,613	196,793	(58,599)	(146,992)	143,815
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,795	—	8,795
Comprehensive income (loss) attributable to HSSC	$152,613	$196,793	$(49,804)	$(146,992)	$152,610

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2021

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,428,960	$317,948	$(22,609)	$1,724,299
Equipment revenue	—	284,139	26,041	(39,753)	270,427
Total revenue	—	1,713,099	343,989	(62,362)	1,994,726
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	420,767	147,660	(23,512)	544,915
Cost of sales - equipment (exclusive of depreciation and amortization)	—	251,195	17,938	(37,173)	231,960
Selling, general and administrative expenses	—	331,973	91,939	(1,677)	422,235
Research and development expenses	—	31,159	618	—	31,777
Depreciation and amortization	—	333,618	130,528	—	464,146
Impairment of long-lived assets	—	210	—	—	210
Total costs and expenses	—	1,368,922	388,683	(62,362)	1,695,243
Operating income (loss)	—	344,177	(44,694)	—	299,483
Other income (expense):
Interest income, net	3,367	5,270	4,460	(4,951)	8,146
Interest expense, net of amounts capitalized	(120,635)	1,189	(12,004)	4,951	(126,499)
Gains (losses) on investments, net	2	2,101	—	—	2,103
Equity in earnings (losses) of unconsolidated affiliates, net	—	1,714	(7,061)	—	(5,347)
Equity in earnings (losses) of subsidiaries, net	207,895	(65,083)	—	(142,812)	—
Foreign currency transaction gains (losses), net	—	(72)	(11,422)	—	(11,494)
Other, net	(1,938)	3,380	(106)	—	1,336
Total other income (expense), net	88,691	(51,501)	(26,133)	(142,812)	(131,755)
Income (loss) before income taxes	88,691	292,676	(70,827)	(142,812)	167,728
Income tax benefit (provision), net	32,080	(84,781)	(4,410)	—	(57,111)
Net income (loss)	120,771	207,895	(75,237)	(142,812)	110,617
Less: Net loss (income) attributable to non-controlling interests	—	—	10,154	—	10,154
Net income (loss) attributable to HSSC	$120,771	$207,895	$(65,083)	$(142,812)	$120,771
Comprehensive income (loss):
Net income (loss)	$120,771	$207,895	$(75,237)	$(142,812)	$110,617
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(31,317)	—	(31,317)
Unrealized gains (losses) on available-for-sale securities	490	—	—	—	490
Other	—	—	(98)	—	(98)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(5)	—	—	—	(5)
Equity in other comprehensive income (loss) of subsidiaries, net	(27,026)	(27,026)	—	54,052	—
Total other comprehensive income (loss), net of tax	(26,541)	(27,026)	(31,415)	54,052	(30,930)
Comprehensive income (loss)	94,230	180,869	(106,652)	(88,760)	79,687
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	14,543	—	14,543
Comprehensive income (loss) attributable to HSSC	$94,230	$180,869	$(92,109)	$(88,760)	$94,230

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,452,180	$274,926	$(35,349)	$1,691,757
Equipment revenue	—	256,090	26,520	(77,009)	205,601
Total revenue	—	1,708,270	301,446	(112,358)	1,897,358
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	443,806	162,561	(33,730)	572,637
Cost of sales - equipment (exclusive of depreciation and amortization)	—	223,086	20,352	(77,009)	166,429
Selling, general and administrative expenses	—	359,151	75,876	(1,619)	433,408
Research and development expenses	—	28,846	602	—	29,448
Depreciation and amortization	—	391,319	107,557	—	498,876
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	1,446,208	366,948	(112,358)	1,700,798
Operating income (loss)	—	262,062	(65,502)	—	196,560
Other income (expense):
Interest income, net	14,843	4,049	3,711	(3,801)	18,802
Interest expense, net of amounts capitalized	(162,012)	(2,691)	(11,564)	3,801	(172,466)
Gains (losses) on investments, net	(82)	(150)	—	—	(232)
Equity in earnings (losses) of unconsolidated affiliates, net	—	(6,116)	—	—	(6,116)
Equity in earnings (losses) of subsidiaries, net	121,688	(68,916)	—	(52,772)	—
Foreign currency transaction gains (losses), net	—	(269)	3,696	—	3,427
Other, net	—	(645)	359	—	(286)
Total other income (expense), net	(25,563)	(74,738)	(3,798)	(52,772)	(156,871)
Income (loss) before income taxes	(25,563)	187,324	(69,300)	(52,772)	39,689
Income tax benefit (provision), net	34,888	(65,435)	(11,571)	—	(42,118)
Net income (loss)	9,325	121,889	(80,871)	(52,772)	(2,429)
Less: Net loss (income) attributable to non-controlling interests	—	—	11,754	—	11,754
Net income (loss) attributable to HSSC	$9,325	$121,889	$(69,117)	$(52,772)	$9,325
Comprehensive income (loss):
Net income (loss)	$9,325	$121,889	$(80,871)	$(52,772)	$(2,429)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(77,646)	—	(77,646)
Unrealized gains (losses) on available-for-sale securities	(192)	—	—	—	(192)
Other	—	—	(4)	—	(4)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	(1)	—	—	—	(1)
Equity in other comprehensive income (loss) of subsidiaries, net	(62,012)	(62,012)	—	124,024	—
Total other comprehensive income (loss), net of tax	(62,205)	(62,012)	(77,650)	124,024	(77,843)
Comprehensive income (loss)	(52,880)	59,877	(158,521)	71,252	(80,272)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	27,392	—	27,392
Comprehensive income (loss) attributable to HSSC	$(52,880)	$59,877	$(131,129)	$71,252	$(52,880)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$149,413	$193,023	$(64,074)	$(139,452)	$138,910
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(205,763)	335,155	131,098	139,452	399,942
Net cash provided by (used for) operating activities	(56,350)	528,178	67,024	—	538,852

Cash flows from investing activities:
Purchases of marketable investment securities	(986,736)	—	—	—	(986,736)
Sales and maturities of marketable investment securities	1,045,950	—	—	—	1,045,950
Expenditures for property and equipment	—	(193,449)	(45,954)	—	(239,403)
Expenditures for externally marketed software	—	(23,105)	—	—	(23,105)
Distributions (contributions) and advances from (to) subsidiaries, net	317,977	—	—	(317,977)	—
India JV formation	—	(7,892)	—	—	(7,892)
Dividend received from unconsolidated affiliate	2,000	—	—	—	2,000
Net cash provided by (used for) investing activities	379,191	(224,446)	(45,954)	(317,977)	(209,186)

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(120)	—	(120)
Payment of in-orbit incentive obligations	—	(2,988)	—	—	(2,988)
Dividend paid to EchoStar	(100,000)	—	—	—	(100,000)
Contribution (distributions) and advances (to) from parent, net	—	(317,977)	—	317,977	—
Net cash provided by (used for) financing activities	(100,000)	(320,965)	(120)	317,977	(103,108)

Effect of exchange rates on cash and cash equivalents	—	—	(2,233)	—	(2,233)
Net increase (decrease) in cash and cash equivalents	222,841	(17,233)	18,717	—	224,325
Cash and cash equivalents, including restricted amounts, beginning of period	324,764	42,549	62,835	—	430,148
Cash and cash equivalents, including restricted amounts, end of period	$547,605	$25,316	$81,552	$—	$654,473

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2020

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,325	$121,889	$(80,871)	$(52,772)	$(2,429)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(108,780)	480,249	106,528	52,772	530,769
Net cash provided by (used for) operating activities	(99,455)	602,138	25,657	—	528,340

Cash flows from investing activities:
Purchases of marketable investment securities	(2,035,712)	—	—	—	(2,035,712)
Sales and maturities of marketable investment securities	1,482,704	—	—	—	1,482,704
Expenditures for property and equipment	—	(202,083)	(153,155)	—	(355,238)
Expenditures for externally marketed software	—	(38,655)	—	—	(38,655)
Distributions (contributions) and advances from (to) subsidiaries, net	244,411	(101,718)	—	(142,693)	—
Sales of other investments	—	—	—	—	—
Net cash provided by (used for) investing activities	(308,597)	(342,456)	(153,155)	(142,693)	(946,901)

Cash flows from financing activities:
Payment of finance lease obligations	—	—	(811)	—	(811)
Payment of in-orbit incentive obligations	—	(1,554)	—	—	(1,554)
Contribution by non-controlling interest holder	—	—	18,241	—	18,241
Other, net	—	—	998	—	998
Contribution (distributions) and advances (to) from parent, net	—	(244,411)	101,718	142,693	—
Net cash provided by (used for) financing activities	—	(245,965)	120,146	142,693	16,874

Effect of exchange rates on cash and cash equivalents	—	—	2,662	—	2,662
Net increase (decrease) in cash and cash equivalents	(408,052)	13,717	(4,690)	—	(399,025)
Cash and cash equivalents, including restricted amounts, beginning of period	1,057,903	32,338	50,081	—	1,140,322
Cash and cash equivalents, including restricted amounts, end of period	$649,851	$46,055	$45,391	$—	$741,297