Form 10-Q
period 2023-03-31
Hughes Satellite Systems Corp
filed 2023-05-09
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 26, 2023, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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
i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$842,174	$653,132
Marketable investment securities	613,012	799,769
Trade accounts receivable and contract assets, net	251,866	236,336
Other current assets, net	288,230	275,202
Total current assets	1,995,282	1,964,439
Non-current assets:
Property and equipment, net	1,342,226	1,376,004
Operating lease right-of-use assets	146,845	150,632
Goodwill	532,858	532,491
Regulatory authorizations, net	408,949	408,619
Other intangible assets, net	15,151	15,698
Other investments, net	82,971	83,523
Other non-current assets, net	281,621	285,877
Total non-current assets	2,810,621	2,852,844
Total assets	$4,805,903	$4,817,283

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$83,753	$98,229
Contract liabilities	129,292	121,739
Accrued expenses and other current liabilities	360,526	393,899
Total current liabilities	573,571	613,867
Non-current liabilities:
Long-term debt, net	1,496,981	1,496,777
Deferred tax liabilities, net	295,137	289,757
Operating lease liabilities	131,091	135,122
Other non-current liabilities	124,328	133,897
Total non-current liabilities	2,047,537	2,055,553
Total liabilities	2,621,108	2,669,420

Commitments and contingencies

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,480,953	1,479,857
Accumulated other comprehensive income (loss)	(162,944)	(170,184)
Accumulated earnings (losses)	769,603	741,754
Total Hughes Satellite Systems Corporation shareholder's equity	2,087,612	2,051,427
Non-controlling interests	97,183	96,436
Total shareholder's equity	2,184,795	2,147,863
Total liabilities and shareholder's equity	$4,805,903	$4,817,283

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenue:
Services and other revenue	$375,754	$420,941
Equipment revenue	62,070	82,717
Total revenue	437,824	503,658
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	134,039	139,354
Cost of sales - equipment (exclusive of depreciation and amortization)	51,671	69,105
Selling, general and administrative expenses	104,099	111,618
Research and development expenses	8,256	7,616
Depreciation and amortization	96,351	113,678
Impairment of long-lived assets	—	—
Total costs and expenses	394,416	441,371
Operating income (loss)	43,408	62,287
Other income (expense):
Interest income, net	17,948	2,280
Interest expense, net of amounts capitalized	(22,527)	(23,378)
Gains (losses) on investments, net	(3)	—
Equity in earnings (losses) of unconsolidated affiliates, net	(551)	(1,714)
Foreign currency transaction gains (losses), net	3,030	6,655
Other, net	29	(189)
Total other income (expense), net	(2,074)	(16,346)
Income (loss) before income taxes	41,334	45,941
Income tax benefit (provision), net	(14,706)	(15,128)
Net income (loss)	26,628	30,813
Less: Net loss (income) attributable to non-controlling interests	1,221	2,488
Net income (loss) attributable to HSSC	$27,849	$33,301

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Net income (loss)	$26,628	$30,813
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,296	46,686
Unrealized gains (losses) on available-for-sale securities	(88)	(470)
Total other comprehensive income (loss), net of tax	9,208	46,216
Comprehensive income (loss)	35,836	77,029
Less: Comprehensive loss (income) attributable to non-controlling interests	(747)	(7,068)
Comprehensive income (loss) attributable to HSSC	$35,089	$69,961

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Amounts in thousands)
(Unaudited)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Stock-based compensation	779	—	—	—	779
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,090)	—	—	44,393	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	36,660	—	9,556	46,216
Net income (loss)	—	—	33,301	(2,488)	30,813
Balance, March 31, 2022	$1,476,465	$(136,721)	$625,642	$111,714	$2,077,100

Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Stock-based compensation	1,096	—	—	—	1,096
Other comprehensive income (loss)	—	7,240	—	1,968	9,208
Net income (loss)	—	—	27,849	(1,221)	26,628
Balance, March 31, 2023	$1,480,953	$(162,944)	$769,603	$97,183	$2,184,795

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$26,628	$30,813
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	96,351	113,678
Losses (gains) on investments, net	3	—
Equity in losses (earnings) of unconsolidated affiliates, net	551	1,714
Foreign currency transaction losses (gains), net	(3,030)	(6,655)
Deferred tax provision (benefit), net	5,333	7,575
Stock-based compensation	1,096	779
Amortization of debt issuance costs	204	191
Other, net	835	(1,627)
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(18,086)	(8,526)
Other current assets, net	(15,203)	3,181
Trade accounts payable	(13,499)	8,284
Contract liabilities	7,553	(3,142)
Accrued expenses and other current liabilities	(28,719)	(31,511)
Non-current assets and non-current liabilities, net	(11,223)	(9,570)
Net cash provided by (used for) operating activities	48,794	105,184

Cash flows from investing activities:
Purchases of marketable investment securities	(226,068)	(76,228)
Sales and maturities of marketable investment securities	420,411	485,730
Expenditures for property and equipment	(47,025)	(61,021)
Expenditures for externally marketed software	(6,962)	(5,093)
India JV formation	—	(7,892)
Net cash provided by (used for) investing activities	140,356	335,496

Cash flows from financing activities:
Payment of in-orbit incentive obligations	(1,834)	(1,444)
Payment of finance lease obligations	—	(85)
Dividend paid to EchoStar	—	(100,000)
Net cash provided by (used for) financing activities	(1,834)	(101,529)

Effect of exchange rates on cash and cash equivalents	1,669	3,490
Net increase (decrease) in cash and cash equivalents	188,985	342,641
Cash and cash equivalents, including restricted amounts, beginning of period	654,473	430,148
Cash and cash equivalents, including restricted amounts, end of period	$843,458	$772,789

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
•EchoStar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. During the first quarter of 2023, we transitioned the EchoStar IX satellite into inclined operations to extend its usable life for our customers. With this inclined mode of operation, we are expecting to extend the life of the spacecraft into 2024.

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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required for complete financial statements prepared in conformity with GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Form 10-K for a summary and discussion of our significant accounting policies, except as updated below.

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs; (ii) allowances for doubtful accounts, and estimated credit losses on investments; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) assets and goodwill impairment testing.

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

Recently Adopted Accounting Pronouncements

Government Assistance

On January 1, 2022, we adopted ASU No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Topic 832 disclosure requirements include: (i) the nature of the transactions and the related accounting policy used; (ii) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions. Our adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

Business Combinations

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) No. 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is applied to business combinations occurring on or after the adoption date.

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases - Common Control Arrangements

In March 2023, the FASB issued ASU No. 2023-01 - Leases (Topic 842): Common Control Arrangements. Among other things, this ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

entities under common control at the end of the lease. Additional disclosures are required when the useful life of leasehold improvements to the common control group exceeds the related lease term. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this new guidance and we do not expect it to have a material impact on our Consolidated Financial Statements.

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

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	March 31, 2023	December 31, 2022
Trade accounts receivable and contract assets, net:
Sales and services	$193,348	$170,466
Leasing	9,397	7,935
Total trade accounts receivable	202,745	178,401
Contract assets	65,313	73,293
Allowance for doubtful accounts	(16,192)	(15,358)
Total trade accounts receivable and contract assets, net	$251,866	$236,336

Contract liabilities:
Current	$129,292	$121,739
Non-current	7,872	8,326
Total contract liabilities	$137,164	$130,065

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2023	2022
Revenue	$60,963	$88,947

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$64,447	$82,986
Additions	11,973	15,788
Amortization expense	(16,638)	(20,197)
Foreign currency translation	452	1,995
Balance at end of period	$60,234	$80,572

Performance Obligations

As of March 31, 2023, the remaining performance obligations for our customer contracts with original expected durations of more than one year was approximately $1.0 billion. Performance obligations expected to be satisfied within one year and greater than one year are 26.8% and 73.2%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2023
North America	$348,961	$5,997	$(508)	$354,450
South and Central America	38,373	—	—	38,373
Other	43,861	—	1,140	45,001
Total revenue	$431,195	$5,997	$632	$437,824

For the three months ended March 31, 2022
North America	$399,422	$4,474	$(198)	$403,698
South and Central America	42,872	—	—	42,872
Other	51,812	—	5,276	57,088
Total revenue	$494,106	$4,474	$5,078	$503,658

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended March 31, 2023
Services and other revenue:
Services	$359,440	$3,987	$—	$363,427
Lease revenue	9,685	2,010	632	12,327
Total services and other revenue	369,125	5,997	632	375,754
Equipment revenue:
Equipment	20,965	—	—	20,965
Design, development and construction services	36,904	—	—	36,904
Lease revenue	4,201	—	—	4,201
Total equipment revenue	62,070	—	—	62,070
Total revenue	$431,195	$5,997	$632	$437,824

For the year ended March 31, 2022
Services and other revenue:
Services	$400,402	$2,935	$—	$403,337
Lease revenue	10,987	1,539	5,078	17,604
Total services and other revenue	411,389	4,474	5,078	420,941
Equipment revenue:
Equipment	25,885	—	—	25,885
Design, development and construction services	55,905	—	—	55,905
Lease revenue	927	—	—	927
Total equipment revenue	82,717	—	—	82,717
Total revenue	$494,106	$4,474	$5,078	$503,658

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2023	2022
Sales-type lease revenue:
Revenue at lease commencement	$3,754	$638
Interest income	447	289
Total sales-type lease revenue	4,201	927
Operating lease revenue	12,327	17,604
Total lease revenue	$16,528	$18,531

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	March 31, 2023	December 31, 2022
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$181,065	$154,580
Commercial paper	429,690	643,526
Other debt securities	2,257	1,663
Total available-for-sale debt securities	613,012	799,769
Equity securities	—	—
Total marketable investment securities	$613,012	$799,769

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2023
Corporate bonds	$181,115	$158	$(208)	$181,065
Commercial paper	429,691	—	(1)	429,690
Other debt securities	2,257	—	—	2,257
Total available-for-sale debt securities	$613,063	$158	$(209)	$613,012
As of December 31, 2022
Corporate bonds	$154,517	$119	$(56)	$154,580
Commercial paper	643,553	—	(27)	643,526
Other debt securities	1,663	—	—	1,663
Total available-for-sale debt securities	$799,733	$119	$(83)	$799,769

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2023	2022
Proceeds from sales	$38,109	$29,018

As of March 31, 2023, we have $529.8 million of available-for-sale debt securities with contractual maturities of one year or less and $83.2 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of March 31, 2023
Cash equivalents (including restricted)	$280	$737,633	$737,913
Available-for-sale debt securities:
Corporate bonds	$—	$181,065	$181,065
Commercial paper	—	429,690	429,690
Other debt securities	—	2,257	2,257
Total available-for-sale debt securities	—	613,012	613,012
Equity securities	—	—	—
Total marketable investment securities	$—	$613,012	$613,012

As of December 31, 2022
Cash equivalents (including restricted)	$496	$548,058	$548,554
Available-for-sale debt securities:
Corporate bonds	$—	$154,580	$154,580
Commercial paper	—	643,526	643,526
Other debt securities	—	1,663	1,663
Total available-for-sale debt securities	—	799,769	799,769
Equity securities	—	—	—
Total marketable investment securities	$—	$799,769	$799,769

As of March 31, 2023 and December 31, 2022, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 5.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	March 31, 2023	December 31, 2022
Property and equipment, net:
Satellites, net	$731,217	$754,019
Other property and equipment, net	611,009	621,985
Total property and equipment, net	$1,342,226	$1,376,004

Satellites

As of March 31, 2023, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, five of which are owned and three of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our GEO satellite fleet as of March 31, 2023:

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
(4)    The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		March 31, 2023	December 31, 2022
Satellites, net:
Satellites - owned	7 to 15	$1,504,514	$1,503,435
Satellites - acquired under finance leases	15	363,333	360,642
Total satellites		1,867,847	1,864,077
Accumulated depreciation:
Satellites - owned		(1,007,595)	(988,164)
Satellites - acquired under finance leases		(129,035)	(121,894)
Total accumulated depreciation		(1,136,630)	(1,110,058)
Total satellites, net		$731,217	$754,019

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended March 31,
	2023	2022
Depreciation expense:
Satellites - owned	$18,923	$18,915
Satellites - acquired under finance leases	6,018	5,987
Total depreciation expense	$24,941	$24,902

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended March 31,
	2023	2022
Capitalized interest	$2,566	$1,963

Satellite-Related Commitments

As of March 31, 2023 and December 31, 2022 our satellite-related commitments were $135.9 million and $143.5 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

We are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2023.

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

Fair Value of In-Orbit Incentives

As of March 31, 2023 and December 31, 2022, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $48.4 million and $50.2 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 6.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2021	$10,733	$(1,774)	$8,959	$400,000	$408,959
Amortization expense	—	(203)	(203)	—	(203)
Currency translation adjustments	818	(164)	654	—	654
Balance, March 31, 2022	$11,551	$(2,141)	$9,410	$400,000	$409,410

Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619
Amortization expense	—	(215)	(215)	—	(215)
Currency translation adjustments	713	(168)	545	—	545
Balance, March 31, 2023	$12,044	$(3,095)	$8,949	$400,000	$408,949

Weighted-average useful life (in years)		13

NOTE 7.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	March 31, 2023	December 31, 2022
Other investments, net:
Equity method investments	$82,971	$83,523
Total other investments, net	$82,971	$83,523

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended March 31,
	2023	2022
Deluxe	$1,332	$1,323
BCS	$822	$1,771

The following table presents trade accounts receivable:

	As of
	March 31, 2023	December 31, 2022
Deluxe	$1,045	$3,026
BCS	$5,437	$5,062

NOTE 8    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		March 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$715,320	$750,000	$727,763
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	712,433	750,000	707,490
Less: Unamortized debt issuance costs		(3,019)	—	(3,223)	—
Total long-term debt, net		$1,496,981	$1,427,753	$1,496,777	$1,435,253
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

Our income tax provision was $14.7 million for the three months ended March 31, 2023 compared to our income tax provision of $15.1 million for the three months ended March 31, 2022. Our estimated effective income tax rate was 35.6% and 32.9% for the three months ended March 31, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2023 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and a reserve recorded for an uncertain tax benefit. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 10.    RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar for shared corporate services received from EchoStar and its other subsidiaries of $3.5 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the three months ended March 31,
	2023	2022
Services and other revenue - EchoStar	$1,140	$5,277

The following table presents the corresponding related party receivables:

	As of
	March 31, 2023	December 31, 2022
Related party receivables - EchoStar - current	$106,774	$112,985
Related party receivables - EchoStar - non-current	54,312	55,834
Total related party receivables - EchoStar	$161,086	$168,819

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.
Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended March 31,
	2023	2022
Operating expenses - EchoStar	$20,910	$17,530

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the corresponding related party payables:

	As of
	March 31, 2023	December 31, 2022
Related party payables - EchoStar - current	$216,771	$216,504
Related party payables - EchoStar - non-current	21,270	23,423
Total related party payables - EchoStar	$238,041	$239,927

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $1.1 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%, that mature in 2023. We report these loans within Related party receivables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended March 31,
	2023	2022
Services and other revenue - DISH Network	$3,378	$4,812

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the related trade accounts receivable:

	As of
	March 31, 2023	December 31, 2022
Trade accounts receivable - DISH Network	$3,813	$1,992

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2023	2022
Operating expenses - DISH Network	$1,120	$1,094

The following table presents the related trade accounts payable:

	As of
	March 31, 2023	December 31, 2022
Trade accounts payable - DISH Network	$475	$567

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024. In connection with the Share Exchange, effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements effective May 2021. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements with 60 days’ prior written notice and certain other of these agreements with 180 days’ prior written notice. In September 2019, in connection with the BSS Transaction, we entered into an agreement pursuant to which DISH Network provided us with certain additional collocation space in Cheyenne, Wyoming for a period that ended in September 2020. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement.  In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network.  Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 12.    RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2023. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 we had $0.5 million of trade accounts receivable from TSI.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary HCIPL, formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a new government policy that was first established in 1999. The new policy eliminated the fixed license fees and instead required each telecommunications service provider to pay license fees based on its adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from licensed and unlicensed activities. The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and a number of similar petitions were filed by several other such providers with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive. Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL is required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, potentially among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments. On September 1, 2020, the Supreme Court issued a judgment permitting a10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter.

The following table presents the components of the accrual:

	As of
	March 31, 2023	December 31, 2022
Additional license fees	$3,453	$3,425
Penalties	3,544	3,516
Interest and interest on penalties	80,236	78,327
Less: Payments	(28,200)	(17,785)
Total accrual	59,033	67,483
Less: Current portion	10,273	10,191
Total long-term accrual	$48,760	$57,292

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

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended March 31, 2023
External revenue	$431,195	$5,489	$1,140	$437,824
Intersegment revenue	—	508	(508)	—
Total revenue	$431,195	$5,997	$632	$437,824

Capital expenditures	$47,025	$—	$—	$47,025
EBITDA	$157,234	$4,655	$(18,404)	$143,485

For the three months ended March 31, 2022
External revenue	$494,106	$4,276	$5,276	$503,658
Intersegment revenue	—	198	(198)	—
Total revenue	$494,106	$4,474	$5,078	$503,658

Capital expenditures	$61,021	$—	$—	$61,021
EBITDA	$191,170	$2,691	$(10,656)	$183,205

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2023	2022
Income (loss) before income taxes	$41,334	$45,941
Interest income, net	(17,948)	(2,280)
Interest expense, net of amounts capitalized	22,527	23,378
Depreciation and amortization	96,351	113,678
Net loss (income) attributable to non-controlling interests	1,221	2,488
EBITDA	$143,485	$183,205

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	March 31, 2023	December 31, 2022
Other current assets, net:
Related party receivables - EchoStar	$106,774	$112,985
Inventory	136,443	123,006
Prepaids and deposits	25,698	23,948
Trade accounts receivable - DISH Network	3,813	1,992
Other, net	15,502	13,271
Total other current assets	$288,230	$275,202

Other non-current assets, net:
Capitalized software, net	$116,545	$116,844
Contract acquisition costs, net	60,234	64,447
Related party receivables - EchoStar	54,312	55,834
Deferred tax assets, net	8,082	7,822
Restricted cash	1,284	1,341
Contract fulfillment costs, net	1,957	1,931
Other, net	39,207	37,658
Total other non-current assets, net	$281,621	$285,877

Inventory

The following table presents the components of inventory:

	As of
	March 31, 2023	December 31, 2022
Raw materials	$35,932	$32,920
Work-in-process	19,557	16,408
Finished goods	80,954	73,678
Total inventory	$136,443	$123,006

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	March 31, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$216,771	$216,504
Accrued compensation	35,424	40,684
Operating lease obligation	17,668	17,766
Accrued interest	15,596	39,194
Accrued taxes	10,953	10,631
Accrual for license fee dispute	10,273	10,191
In-orbit incentive obligations	4,331	5,369
Trade accounts payable - DISH Network	475	567
Other	49,035	52,993
Total accrued expenses and other current liabilities	$360,526	$393,899

Other non-current liabilities:
Accrual for license fee dispute	$48,760	$57,292
In-orbit incentive obligations	44,041	44,836
Related party payables - EchoStar	21,270	23,423
Contract liabilities	7,872	8,326
Other	2,385	20
Total other non-current liabilities	$124,328	$133,897

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$49,616	$43,226
Cash paid for income taxes	$—	$661

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(1,086)	$(5,255)
Non-cash net assets received as part of the India JV formation	$—	$36,701

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16.    SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Notes.  See Note 8. Long-term Debt for further information on our Notes.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of March 31, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$737,159	$18,446	$86,569	$—	$842,174
Marketable investment securities	613,012	—	—	—	613,012
Trade accounts receivable and contract assets, net	—	180,575	71,291	—	251,866
Other current assets, net	32	1,367,965	291,762	(1,371,529)	288,230
Total current assets	1,350,203	1,566,986	449,622	(1,371,529)	1,995,282
Non-current assets:
Property and equipment, net	—	1,116,319	225,907	—	1,342,226
Operating lease right-of-use assets	—	118,325	28,520	—	146,845
Goodwill	—	504,173	28,685	—	532,858
Regulatory authorizations, net	—	400,000	8,949	—	408,949
Other intangible assets, net	—	12,128	3,023	—	15,151
Other investments, net	9,392	—	73,579	—	82,971
Investment in subsidiaries	3,353,739	358,410	—	(3,712,149)	—
Other non-current assets, net	1,096	255,274	157,239	(131,988)	281,621
Total non-current assets	3,364,227	2,764,629	525,902	(3,844,137)	2,810,621
Total assets	$4,714,430	$4,331,615	$975,524	$(5,215,666)	$4,805,903
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$—	$73,100	$10,653	$—	$83,753
Contract liabilities	—	124,395	4,897	—	129,292
Accrued expenses and other current liabilities	1,129,837	273,508	328,710	(1,371,529)	360,526
Total current liabilities	1,129,837	471,003	344,260	(1,371,529)	573,571
Non-current liabilities:
Long-term debt, net	1,496,981	—	—	—	1,496,981
Deferred tax liabilities, net	—	294,082	1,451	(396)	295,137
Operating lease liabilities	—	107,561	23,530	—	131,091
Other non-current liabilities	—	105,791	150,129	(131,592)	124,328
Total non-current liabilities	1,496,981	507,434	175,110	(131,988)	2,047,537
Total liabilities	2,626,818	978,437	519,370	(1,503,517)	2,621,108
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,087,612	3,353,178	358,971	(3,712,149)	2,087,612
Non-controlling interests	—	—	97,183	—	97,183
Total shareholder's equity	2,087,612	3,353,178	456,154	(3,712,149)	2,184,795
Total liabilities and shareholder's equity	$4,714,430	$4,331,615	$975,524	$(5,215,666)	$4,805,903

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$306,897	$76,042	$(7,185)	$375,754
Equipment revenue	—	57,983	7,968	(3,881)	62,070
Total revenue	—	364,880	84,010	(11,066)	437,824
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	99,575	41,629	(7,165)	134,039
Cost of sales - equipment (exclusive of depreciation and amortization)	—	49,374	5,618	(3,321)	51,671
Selling, general and administrative expenses	270	85,069	19,340	(580)	104,099
Research and development expenses	—	8,186	70	—	8,256
Depreciation and amortization	—	69,725	26,626	—	96,351
Total costs and expenses	270	311,929	93,283	(11,066)	394,416
Operating income (loss)	(270)	52,951	(9,273)	—	43,408
Other income (expense):
Interest income	16,426	1,055	1,349	(882)	17,948
Interest expense, net of amounts capitalized	(22,469)	1,514	(2,454)	882	(22,527)
Gains (losses) on investments, net	(3)	—	—	—	(3)
Equity in earnings (losses) of unconsolidated affiliates, net	473	—	(1,024)	—	(551)
Equity in earnings (losses) of subsidiaries, net	32,354	(7,143)	—	(25,211)	—
Foreign currency transaction gains (losses), net	—	(547)	3,577	—	3,030
Other, net	—	—	29	—	29
Total other income (expense), net	26,781	(5,121)	1,477	(25,211)	(2,074)
Income (loss) before income taxes	26,511	47,830	(7,796)	(25,211)	41,334
Income tax benefit (provision), net	1,338	(15,476)	(568)	—	(14,706)
Net income (loss)	27,849	32,354	(8,364)	(25,211)	26,628
Less: Net loss (income) attributable to non-controlling interests	—	—	1,221	—	1,221
Net income (loss) attributable to HSSC	$27,849	$32,354	$(7,143)	$(25,211)	$27,849
Comprehensive income (loss):
Net income (loss)	$27,849	$32,354	$(8,364)	$(25,211)	$26,628
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	9,296	—	9,296
Unrealized gains (losses) on available-for-sale securities	(88)	—	—	—	(88)
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	7,328	7,328	—	(14,656)	—
Total other comprehensive income (loss), net of tax	7,240	7,328	9,296	(14,656)	9,208
Comprehensive income (loss)	35,089	39,682	932	(39,867)	35,836
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(747)	—	(747)
Comprehensive income (loss) attributable to HSSC	$35,089	$39,682	$185	$(39,867)	$35,089

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$344,278	$82,683	$(6,020)	$420,941
Equipment revenue	—	82,985	6,033	(6,301)	82,717
Total revenue	—	427,263	88,716	(12,321)	503,658
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	105,621	41,857	(8,124)	139,354
Cost of sales - equipment (exclusive of depreciation and amortization)	—	69,418	3,433	(3,746)	69,105
Selling, general and administrative expenses	—	90,634	21,435	(451)	111,618
Research and development expenses	—	7,536	80	—	7,616
Depreciation and amortization	—	78,306	35,372	—	113,678
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	351,515	102,177	(12,321)	441,371
Operating income (loss)	—	75,748	(13,461)	—	62,287
Other income (expense):
Interest income, net	1,126	1,345	1,073	(1,264)	2,280
Interest expense, net of amounts capitalized	(22,457)	824	(3,009)	1,264	(23,378)
Gains (losses) on investments, net	—	—	—	—	—
Equity in earnings (losses) of unconsolidated affiliates, net	—	102	(1,816)	—	(1,714)
Equity in earnings (losses) of subsidiaries, net	49,756	(9,842)	—	(39,914)	—
Foreign currency transaction gains (losses), net	—	897	5,758	—	6,655
Other, net	—	(55)	(134)	—	(189)
Total other income (expense), net	28,425	(6,729)	1,872	(39,914)	(16,346)
Income (loss) before income taxes	28,425	69,019	(11,589)	(39,914)	45,941
Income tax benefit (provision), net	4,876	(19,263)	(741)	—	(15,128)
Net income (loss)	33,301	49,756	(12,330)	(39,914)	30,813
Less: Net loss (income) attributable to non-controlling interests	—	—	2,488	—	2,488
Net income (loss) attributable to HSSC	$33,301	$49,756	$(9,842)	$(39,914)	$33,301
Comprehensive income (loss):
Net income (loss)	$33,301	$49,756	$(12,330)	$(39,914)	$30,813
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	46,686	—	46,686
Unrealized gains (losses) on available-for-sale securities	(470)	—	—	—	(470)
Amounts reclassified to net income (loss):
Equity in other comprehensive income (loss) of subsidiaries, net	37,130	37,130	—	(74,260)	—
Total other comprehensive income (loss), net of tax	36,660	37,130	46,686	(74,260)	46,216
Comprehensive income (loss)	69,961	86,886	34,356	(114,174)	77,029
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(7,068)	—	(7,068)
Comprehensive income (loss) attributable to HSSC	$69,961	$86,886	$27,288	$(114,174)	$69,961

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Three months ended March 31, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$27,849	$32,354	$(8,364)	$(25,211)	$26,628
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:	(62,296)	37,279	21,972	25,211	22,166
Net cash provided by (used for) operating activities	(34,447)	69,633	13,608	—	48,794

Cash flows from investing activities:
Purchases of marketable investment securities	(226,068)	—	—	—	(226,068)
Sales and maturities of marketable investment securities	420,411	—	—	—	420,411
Expenditures for property and equipment	—	(38,051)	(8,974)	—	(47,025)
Expenditures for externally marketed software	—	(6,962)	—	—	(6,962)
Distributions (contributions) and advances from (to) subsidiaries, net	29,659	—	—	(29,659)	—
Net cash provided by (used for) investing activities	224,002	(45,013)	(8,974)	(29,659)	140,356

Cash flows from financing activities:
Payment of in-orbit incentive obligations	—	(1,834)	—	—	(1,834)
Contribution (distributions) and advances (to) from parent, net	—	(29,659)	—	29,659	—
Net cash provided by (used for) financing activities	—	(31,493)	—	29,659	(1,834)

Effect of exchange rates on cash and cash equivalents	—	—	1,669	—	1,669
Net increase (decrease) in cash and cash equivalents	189,555	(6,873)	6,303	—	188,985
Cash and cash equivalents, including restricted amounts, beginning of period	547,605	25,318	81,550	—	654,473
Cash and cash equivalents, including restricted amounts, end of period	$737,160	$18,445	$87,853	$—	$843,458

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

On January 4, 2022, our India JV was formed, which allows us to offer flexible and scalable enterprise networking solutions using satellite connectivity for primary transport, back-up and hybrid implementation in India.

The EchoStar XXIV satellite is currently expected to be shipped to the launch site in June and subsequently launched at the first window that Space Exploration Technologies Corp. (“SpaceX”) can allocate to it, which is subject to preemption by certain higher-priority government launches. The EchoStar XXIV satellite is primarily intended to provide additional capacity for our HughesNet service in North, Central and South America as well as enterprise broadband services. Following delays of over two years, in November 2022 we negotiated an amendment to our contract with the manufacturer to provide for additional compensation for past delays and a realignment of remedies. Delay in the availability of the EchoStar XXIV satellite could have a material adverse impact on our business operations, future revenues, financial position and prospects, and our planned expansion of satellite broadband services throughout North, South and Central America. Capital expenditures associated with the construction and launch of the EchoStar XXIV satellite are included in our Corporate and Other segment in our segment reporting.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	2023	2022
United States	890,000	931,000
Latin America	287,000	297,000
Total broadband subscribers	1,177,000	1,228,000

The following table presents the approximate number of net subscriber additions:

	For the three months ended
	March 31, 2023	December 31, 2022
United States	(41,000)	(43,000)
Latin America	(10,000)	(14,000)
Total net subscriber additions	(51,000)	(57,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations, competitive pressure from satellite-based competitors and other technologies, and increased bandwidth usage on average by our existing customers. For the three months ended March 31, 2023, these factors resulted in lower total subscribers as compared to the three months ended December 31, 2022.

Our ability to gain new customers and retain existing customers in Latin America were tempered by our focus on more profitable consumer segments and our allocation of capacity to enterprise opportunities. In addition, capacity constraints in certain areas limit our ability to add new subscribers. For the three months ended March 31, 2023, the decline in net subscribers was primarily due to more selective customer screening as compared to the three months ended December 31, 2022.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of March 31, 2023, our Hughes segment had $1.6 billion of contracted revenue backlog, an increase of 6.7%, as compared to December 31, 2022, primarily due to increases in contracts from our domestic customers. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

ESS Segment

Our ESS segment provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. During the first quarter of 2023, we transitioned the EchoStar IX satellite into inclined operations to extend its usable life for our customers. With this inclined mode of operation, we are expecting to extend the life of the spacecraft into 2024.

As of March 31, 2023, our ESS segment had $18.2 million of contracted revenue backlog, a decrease of 18.4%, as compared to December 31, 2022, primarily due to the recognition of revenue of existing contracts. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Corporate and Other Segment

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended March 31, 2023. There can be no assurance, however, that anomalies will not have a significant adverse effect in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2023 and through May 8, 2023. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

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

Interest income, net.  Interest income, net primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization, discount accretion on debt securities and changes in allowance for estimated credit losses on investments.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table presents our consolidated results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$375,754	$420,941	$(45,187)	(10.7)
Equipment revenue	62,070	82,717	(20,647)	(25.0)
Total revenue	437,824	503,658	(65,834)	(13.1)
Costs and expenses:
Cost of sales - services and other	134,039	139,354	(5,315)	(3.8)
% of total services and other revenue	35.7%	33.1%
Cost of sales - equipment	51,671	69,105	(17,434)	(25.2)
% of total equipment revenue	83.2%	83.5%
Selling, general and administrative expenses	104,099	111,618	(7,519)	(6.7)
% of total revenue	23.8%	22.2%
Research and development expenses	8,256	7,616	640	8.4
% of total revenue	1.9%	1.5%
Depreciation and amortization	96,351	113,678	(17,327)	(15.2)
Total costs and expenses	394,416	441,371	(46,955)	(10.6)
Operating income (loss)	43,408	62,287	(18,879)	(30.3)
Other income (expense):
Interest income, net	17,948	2,280	15,668	*
Interest expense, net of amounts capitalized	(22,527)	(23,378)	851	(3.6)
Gains (losses) on investments, net	(3)	—	(3)	*
Equity in earnings (losses) of unconsolidated affiliates, net	(551)	(1,714)	1,163	(67.9)
Foreign currency transaction gains (losses), net	3,030	6,655	(3,625)	(54.5)
Other, net	29	(189)	218	(115.3)
Total other income (expense), net	(2,074)	(16,346)	14,272	(87.3)
Income (loss) before income taxes	41,334	45,941	(4,607)	(10.0)
Income tax benefit (provision), net	(14,706)	(15,128)	422	(2.8)
Net income (loss)	26,628	30,813	(4,185)	(13.6)
Less: Net loss (income) attributable to non-controlling interests	1,221	2,488	(1,267)	(50.9)
Net income (loss) attributable to HSSC	$27,849	$33,301	$(5,452)	(16.4)

Other data:
EBITDA (2)	$143,485	$183,205	$(39,720)	(21.7)
Subscribers, end of period	1,177,000	1,406,000	(229,000)	(16.3)
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

The following discussion relates to our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

Services and other revenue.  Services and other revenue totaled $375.8 million for the three months ended March 31, 2023, a decrease of $45.2 million, or 10.7%, as compared to 2022. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $41.0 million, and lower sales of broadband services to our enterprise customers of $2.2 million, partially offset by increased sales of broadband services to our mobile satellite system and other customers of $1.0 million. Our ESS segment increased by $1.5 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $1.7 million, primarily attributable to our enterprise customers.

Equipment revenue. Equipment revenue totaled $62.1 million for the three months ended March 31, 2023, a decrease of $20.6 million, or 25.0%, as compared to 2022. The decrease was primarily attributable to: i) decreases in hardware sales to our enterprise customers of $19.1 million mainly associated with a certain customer in North America and to international customers, and ii) decreases in hardware sales of $2.2 million to our consumer customers. These decreases were partially offset by increases on our hardware sales to our mobile satellite system customers of $0.6 million.

Cost of sales - services and other.  Cost of sales - services and other totaled $134.0 million for the three months ended March 31, 2023, a decrease of $5.3 million, or 3.8%, as compared to 2022.  The increase was primarily attributable to lower sales of broadband services and corresponding decreases in cost of services provided to our consumer and enterprise customers of $4.8 million, mainly related to service delivery expenses, such as field services and customer care.

Cost of sales - equipment.  Cost of sales - equipment totaled $51.7 million for the three months ended March 31, 2023, a decrease of $17.4 million, or 25.2%, as compared to 2022.  The increase was primarily attributable to the corresponding decrease in equipment revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $104.1 million for the three months ended March 31, 2023, a decrease of $7.5 million, or 6.7%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $9.8 million offset by increases in bad debt expense of $1.1 million.

Depreciation and amortization.  Depreciation and amortization expenses totaled $96.4 million for the three months ended March 31, 2023, a decrease of $17.3 million, or 15.2%, as compared to 2022.  The decrease was primarily attributable to: i) decreases in other property and equipment depreciation expense of $14.6 million, ii) decreases in amortization of our capitalized software of $1.6 million, and iii) decreases in our satellite depreciation of $1.0 million.

Interest income, net.  Interest income, net totaled $17.9 million for the three months ended March 31, 2023, an increase of $15.7 million, as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $22.5 million for the three months ended March 31, 2023, a decrease of $0.9 million, or 3.6%, as compared to 2022. The decrease was primarily attributable to an increase of $0.6 million in capitalized interest relating to the construction of our satellite-related ground infrastructure.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $3.0 million in gains for the three months ended March 31, 2023, as compared to $6.7 million in losses for the three months ended March 31, 2022, a positive change of $3.6 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies during the period, primarily related to the Mexican, Chilean and Colombian Pesos.

Income tax benefit (provision), net.  Income tax benefit (provision), net was $(14.7) million for the three months ended March 31, 2023, as compared to $(15.1) million for the three months ended March 31, 2022. Our effective income tax rate was 35.6% and 32.9% for the three months ended March 31, 2023 and 2022, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2023 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and a reserve recorded for an uncertain tax benefit. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to HSSC. The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the three months ended March 31, 2022	$33,301
Increase (decrease) in interest income, net	15,668
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,163
Decrease (increase) in interest expense, net of amounts capitalized	851
Decrease (increase) in income tax benefit (provision), net	422
Increase (decrease) in other, net	218
Increase (decrease) in gains (losses) on investments, net	(3)
Decrease (increase) in net income (loss) attributable to non-controlling interests	(1,267)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,625)
Increase (decrease) in operating income (loss), including depreciation and amortization	(18,879)
Net income (loss) attributable to HSSC for the three months ended March 31, 2023	$27,849

EBITDA.  EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section.  The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Net income (loss)	$26,628	$30,813	$(4,185)	(13.6)
Interest income, net	(17,948)	(2,280)	(15,668)	*
Interest expense, net of amounts capitalized	22,527	23,378	(851)	(3.6)
Income tax provision (benefit), net	14,706	15,128	(422)	(2.8)
Depreciation and amortization	96,351	113,678	(17,327)	(15.2)
Net loss (income) attributable to non-controlling interests	1,221	2,488	(1,267)	(50.9)
EBITDA	$143,485	$183,205	$(39,720)	(21.7)
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the three months ended March 31, 2022	$183,205
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,163
Increase (decrease) in other, net	218
Increase (decrease) in gains (losses) on investments, net	(3)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,267)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,625)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(36,206)
EBITDA for the three months ended March 31, 2023	$143,485

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended March 31, 2023
Total revenue	$431,195	$5,997	$632	$437,824
Capital expenditures	47,025	—	—	47,025
EBITDA	157,234	4,655	(18,404)	143,485

For the year ended March 31, 2022
Total revenue	$494,106	$4,474	$5,078	$503,658
Capital expenditures	61,021	—	—	61,021
EBITDA	191,170	2,691	(10,656)	183,205

Hughes Segment

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Total revenue	$431,195	$494,106	$(62,911)	(12.7)
Capital expenditures	47,025	61,021	(13,996)	(22.9)
EBITDA	157,234	191,170	(33,936)	(17.8)

Total revenue was $431.2 million for the three months ended March 31, 2023, a decrease of $62.9 million, or 12.7%, as compared to 2022. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $41.0 million, and lower sales of broadband services to our enterprise customers of $2.2 million, partially offset by increased sales of broadband services to our mobile satellite system and other customers of $1.0 million. Equipment revenue decreased primarily due to: i) decreases in hardware sales to our enterprise customers of $19.1 million mainly associated with a certain customer in North America and to international customers, and ii) decreases in hardware sales of $2.2 million to our consumer customers. These decreases were partially offset by increases on our hardware sales to our mobile satellite system customers of $0.6 million. These variances reflect an estimated negative impact of exchange rate fluctuations of $2.2 million, primarily attributable to our enterprise customers.

Capital expenditures were $47.0 million for the three months ended March 31, 2023, a decrease of $14.0 million, or 22.9%, as compared to 2022, primarily due to decreases in expenditures associated with our consumer business, and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2022	$191,170
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	792
Increase (decrease) in other, net	217
Decrease (increase) in net loss (income) attributable to non-controlling interests	(1,267)
Increase (decrease) in foreign currency transaction gains (losses), net	(3,581)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(30,097)
EBITDA for the three months ended March 31, 2023	$157,234

ESS Segment

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Total revenue	$5,997	$4,474	$1,523	34.0
EBITDA	4,655	2,691	1,964	73.0

Total revenue was $6.0 million for the three months ended March 31, 2023, an increase of $1.5 million, or 34.0%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $4.7 million for the three months ended March 31, 2023, an increase of $2.0 million, or 73.0%, as compared to 2022, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other Segment

	For the three months ended March 31,		Variance
	2023	2022	Amount	%
Total revenue	$632	$5,078	$(4,446)	(87.6)
EBITDA	(18,404)	(10,656)	(7,748)	72.7

The following table reconciles the change in the Corporate and Other Segment EBITDA:

Amounts
EBITDA for the three months ended March 31, 2022	$(10,656)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(8,071)
Increase (decrease) in foreign currency transaction gains (losses), net	(45)
Increase (decrease) in gains (losses) on investments, net	(3)
Increase (decrease) in other, net	(1)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	371
EBITDA for the three months ended March 31, 2023	$(18,405)

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On May 8, 2023, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended March 31, 2023. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1 (I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1 (I)	Press release dated May 3, 2023 issued by EchoStar Corporation regarding financial results for the period ended March 31, 2023.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(H)    Filed herewith.
(I)    Furnished herewith.
*    Incorporated by reference.
** Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 8, 2023	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Date: May 8, 2023	By:	/s/ Veronika Takacs
Veronika Takacs
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)