Form 10-Q
period 2023-06-30
Hughes Satellite Systems Corp
filed 2023-08-08
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2023, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

HUGHES SATELLITE SYSTEMS CORPORATION

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I) (2) (a) and (c) of Form 10-K.

ITEM 1: FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, future developments, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “project,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions based on past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties, and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition both the near- and long-term. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:
•risks relating to EchoStar’s ability to complete and realize the expected benefits of the pending merger with DISH Network Corporation;
•significant risks related to our ability to launch, operate, and control our satellites, operational and environmental risks related to our owned and leased satellites, and risks related to our satellites under construction;
•our ability and the ability of third parties with whom we engage to operate our business as a result of changes in the global business environment, including regulatory and competitive considerations;
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
i

ITEM 1. FINANCIAL STATEMENTS
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$498,549	$653,132
Marketable investment securities	1,062,962	799,769
Trade accounts receivable and contract assets, net	238,960	236,336
Other current assets, net	291,495	275,202
Total current assets	2,091,966	1,964,439
Non-current assets:
Property and equipment, net	1,313,132	1,376,004
Operating lease right-of-use assets	143,216	150,632
Goodwill	533,295	532,491
Regulatory authorizations, net	408,887	408,619
Other intangible assets, net	14,582	15,698
Other investments, net	47,025	83,523
Other non-current assets, net	291,275	285,877
Total non-current assets	2,751,412	2,852,844
Total assets	$4,843,378	$4,817,283

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$86,656	$98,229
Contract liabilities	107,977	121,739
Accrued expenses and other current liabilities	395,356	393,899
Total current liabilities	589,989	613,867
Non-current liabilities:
Long-term debt, net	1,497,187	1,496,777
Deferred tax liabilities, net	298,918	289,757
Operating lease liabilities	127,607	135,122
Other non-current liabilities	127,229	133,897
Total non-current liabilities	2,050,941	2,055,553
Total liabilities	2,640,930	2,669,420

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,481,996	1,479,857
Accumulated other comprehensive income (loss)	(151,488)	(170,184)
Accumulated earnings (losses)	774,935	741,754
Total Hughes Satellite Systems Corporation shareholder's equity	2,105,443	2,051,427
Non-controlling interests	97,005	96,436
Total shareholder's equity	2,202,448	2,147,863
Total liabilities and shareholder's equity	$4,843,378	$4,817,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Services and other revenue	$369,434	$416,463	$745,188	$837,404
Equipment revenue	81,604	84,620	143,674	167,337
Total revenue	451,038	501,083	888,862	1,004,741
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	130,856	142,616	264,895	281,970
Cost of sales - equipment (exclusive of depreciation and amortization)	56,165	70,048	107,836	139,153
Selling, general and administrative expenses	102,453	106,825	206,552	218,443
Research and development expenses	6,840	8,765	15,096	16,381
Depreciation and amortization	99,223	109,864	195,574	223,542
Total costs and expenses	395,537	438,118	789,953	879,489
Operating income (loss)	55,501	62,965	98,909	125,252
Other income (expense):
Interest income, net	20,156	4,279	38,104	6,559
Interest expense, net of amounts capitalized	(22,206)	(23,096)	(44,733)	(46,474)
Gains (losses) on investments, net	233	214	230	214
Equity in earnings (losses) of unconsolidated affiliates, net	(546)	(1,301)	(1,097)	(3,015)
Other-than-temporary impairment losses on equity method investments	(33,400)	—	(33,400)	—
Foreign currency transaction gains (losses), net	3,283	(2,878)	6,313	3,777
Other, net	(1,248)	(239)	(1,219)	(428)
Total other income (expense), net	(33,728)	(23,021)	(35,802)	(39,367)
Income (loss) before income taxes	21,773	39,944	63,107	85,885
Income tax benefit (provision), net	(18,513)	(14,844)	(33,219)	(29,972)
Net income (loss)	3,260	25,100	29,888	55,913
Less: Net loss (income) attributable to non-controlling interests	2,072	3,394	3,293	5,882
Net income (loss) attributable to HSSC	$5,332	$28,494	$33,181	$61,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$3,260	$25,100	$29,888	$55,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,254	(39,143)	22,550	7,543
Unrealized gains (losses) on available-for-sale securities	(133)	(46)	(221)	(516)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	229	3	229	3
Total other comprehensive income (loss), net of tax	13,350	(39,186)	22,558	7,030
Comprehensive income (loss)	16,610	(14,086)	52,446	62,943
Less: Comprehensive loss (income) attributable to non-controlling interests	178	10,387	(569)	3,319
Comprehensive income (loss) attributable to HSSC	$16,788	$(3,699)	$51,877	$66,262

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited, in thousands)

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, March 31, 2022	$1,476,465	$(136,721)	$625,642	$111,714	$2,077,100
Stock-based compensation	1,139	—	—	—	1,139
Other comprehensive income (loss)	—	(32,193)	—	(6,993)	(39,186)
Net income (loss)	—	—	28,494	(3,394)	25,100
Balance, June 30, 2022	$1,477,604	$(168,914)	$654,136	$101,327	$2,064,153

Balance, March 31, 2023	$1,480,953	$(162,944)	$769,603	$97,183	$2,184,795
Stock-based compensation	1,043	—	—	—	1,043
Other comprehensive income (loss)	—	11,456	—	1,894	13,350
Net income (loss)	—	—	5,332	(2,072)	3,260
Balance, June 30, 2023	$1,481,996	$(151,488)	$774,935	$97,005	$2,202,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited, in thousands)

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Stock-based compensation	1,918	—	—	—	1,918
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,090)	—	—	44,393	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	4,467	—	2,563	7,030
Net income (loss)	—	—	61,795	(5,882)	55,913
Balance, June 30, 2022	$1,477,604	$(168,914)	$654,136	$101,327	$2,064,153

Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Stock-based compensation	2,139	—	—	—	2,139
Other comprehensive income (loss)	—	18,696	—	3,862	22,558
Net income (loss)	—	—	33,181	(3,293)	29,888
Balance, June 30, 2023	$1,481,996	$(151,488)	$774,935	$97,005	$2,202,448

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$29,888	$55,913
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	195,574	223,542
Losses (gains) on investments, net	(230)	(214)
Equity in losses (earnings) of unconsolidated affiliates, net	1,097	3,015
Foreign currency transaction losses (gains), net	(6,313)	(3,777)
Deferred tax provision (benefit), net	9,069	14,214
Stock-based compensation	2,139	1,918
Amortization of debt issuance costs	410	385
Other-than-temporary impairment losses on equity method investments	33,400	—
Other, net	(12,359)	20,172
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	830	(39,178)
Other current assets, net	(15,506)	7,858
Trade accounts payable	(18,235)	4,146
Contract liabilities	(13,762)	(6,487)
Accrued expenses and other current liabilities	2,022	(12,752)
Non-current assets and non-current liabilities, net	(9,816)	(16,845)
Net cash provided by (used for) operating activities	198,208	251,910

Cash flows from investing activities:
Purchases of marketable investment securities	(859,190)	(171,005)
Sales and maturities of marketable investment securities	611,643	662,347
Expenditures for property and equipment	(90,975)	(125,882)
Expenditures for externally marketed software	(15,253)	(11,967)
India JV formation	—	(7,892)
Dividend received from unconsolidated affiliate	—	2,000
Net cash provided by (used for) investing activities	(353,775)	347,601

Cash flows from financing activities:
Payment of in-orbit incentive obligations	(2,460)	(1,908)
Payment of finance lease obligations	—	(114)
Dividend paid to EchoStar	—	(100,000)
Net cash provided by (used for) financing activities	(2,460)	(102,022)

Effect of exchange rates on cash and cash equivalents	3,476	(672)
Net increase (decrease) in cash and cash equivalents	(154,551)	496,817
Cash and cash equivalents, including restricted amounts, beginning of period	654,473	430,148
Cash and cash equivalents, including restricted amounts, end of period	$499,922	$926,965

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
•EchoStar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. During the first quarter of 2023, we transitioned the EchoStar IX satellite into inclined operations to extend its usable life for our customers. With this inclined mode of operation, we are expecting to extend the life of the spacecraft into 2024 without diminishing its capacity.

Our operations include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities. Operating expenses include costs incurred in certain satellite development programs and other business development activities, and other income or expenses includes gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 14. Segment Reporting for further detail.

On August 8, 2023, EchoStar entered into an Agreement and Plan of Merger (“the Merger Agreement”) with DISH Network Corporation, a Nevada corporation (“DISH”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH (“Merger Sub”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Merger Sub will merge with and into EchoStar, with EchoStar surviving the Merger as a wholly owned subsidiary of DISH. Refer to Note 17. Subsequent Events for further details.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

Government Assistance

On January 1, 2022, we adopted ASU No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Company is currently participating in three government programs: New York-Connect America Fund, New York Broadband, and Affordable Connectivity Plan. The purpose of these programs is to provide internet and connectivity services to

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in Services and other revenue, and associated expenses such as salaries and supplies are recorded in Cost of sales - services and other, Research and development or Selling, general and administrative expenses, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in Trade accounts receivable and contract assets, net. During the three and six months ended June 30, 2023, the Company recognized $4.4 million and $8.1 million in Service and other revenue, respectively. As of June 30, 2023, we have trade accounts receivable of $2.8 million related to our government programs.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases - Common Control Arrangements

In March 2023, the FASB issued ASU No. 2023-01 - Leases (Topic 842): Common Control Arrangements. Among other things, this ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. Additional disclosures are required when the useful life of leasehold improvements to the common control group exceeds the related lease term. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance prospectively to all new leasehold improvements recognized on or after January 1, 2024 and we do not expect it to have a material impact on our Consolidated Financial Statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3. REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	June 30, 2023	December 31, 2022
Trade accounts receivable and contract assets, net:
Sales and services	$178,050	$170,466
Leasing and other	10,224	7,935
Total trade accounts receivable	188,274	178,401
Contract assets	66,909	73,293
Allowance for doubtful accounts	(16,223)	(15,358)
Total trade accounts receivable and contract assets, net	$238,960	$236,336

Contract liabilities:
Current	$107,977	$121,739
Non-current	6,738	8,326
Total contract liabilities	$114,715	$130,065

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue	$11,586	$20,852	$72,549	$109,799

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended June 30,
	2023	2022
Balance at beginning of period	$64,447	$82,986
Additions	23,601	30,645
Amortization expense	(32,135)	(39,653)
Foreign currency translation	1,006	724
Balance at end of period	$56,919	$74,702

We recognized amortization expenses related to contract acquisition costs of $15.5 million and $19.5 million for the three months ended June 30, 2023 and 2022, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Performance Obligations

As of June 30, 2023, the remaining performance obligations for our customer contracts was approximately $1.0 billion. Performance obligations expected to be satisfied within one year and greater than one year are 35% and 65%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2023
North America	$364,551	$6,120	$(542)	$370,129
South and Central America	41,312	—	—	41,312
Other	38,472	—	1,125	39,597
Total revenue	$444,335	$6,120	$583	$451,038

For the three months ended June 30, 2022
North America	$398,698	$4,850	$(348)	$403,200
South and Central America	42,094	—	—	42,094
Other	51,049	—	4,740	55,789
Total revenue	$491,841	$4,850	$4,392	$501,083

For the six months ended June 30, 2023
North America	$713,512	$12,117	$(1,050)	$724,579
South and Central America	79,685	—	—	79,685
Other	82,333	—	2,265	84,598
Total revenue	$875,530	$12,117	$1,215	$888,862

For the six months ended June 30, 2022
North America	$798,120	$9,324	$(546)	$806,898
South and Central America	84,966	—	—	84,966
Other	102,861	—	10,016	112,877
Total revenue	$985,947	$9,324	$9,470	$1,004,741

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2023
Services and other revenue:
Services	$353,333	$3,910	$—	$357,243
Lease revenue	9,403	2,210	578	12,191
Total services and other revenue	362,736	6,120	578	369,434
Equipment revenue:
Equipment	26,682	—	5	26,687
Design, development and construction services	51,476	—	—	51,476
Lease revenue	3,441	—	—	3,441
Total equipment revenue	81,599	—	5	81,604
Total revenue	$444,335	$6,120	$583	$451,038

For the three months ended June 30, 2022
Services and other revenue:
Services	$397,320	$3,161	$—	$400,481
Lease revenue	9,902	1,689	4,391	15,982
Total services and other revenue	407,222	4,850	4,391	416,463
Equipment revenue:
Equipment	27,408	—	1	27,409
Design, development and construction services	56,311	—	—	56,311
Lease revenue	900	—	—	900
Total equipment revenue	84,619	—	1	84,620
Total revenue	$491,841	$4,850	$4,392	$501,083

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2023
Services and other revenue:
Services	$712,773	$7,897	$—	$720,670
Lease revenue	19,088	4,220	1,210	24,518
Total services and other revenue	731,861	12,117	1,210	745,188
Equipment revenue:
Equipment	47,647	—	5	47,652
Design, development and construction services	88,380	—	—	88,380
Lease revenue	7,642	—	—	7,642
Total equipment revenue	143,669	—	5	143,674
Total revenue	$875,530	$12,117	$1,215	$888,862

For the six months ended June 30, 2022
Services and other revenue:
Services	$797,722	$6,096	$—	$803,818
Lease revenue	20,889	3,228	9,469	33,586
Total services and other revenue	818,611	9,324	9,469	837,404
Equipment revenue:
Equipment	53,293	—	1	53,294
Design, development and construction services	112,216	—	—	112,216
Lease revenue	1,827	—	—	1,827
Total equipment revenue	167,336	—	1	167,337
Total revenue	$985,947	$9,324	$9,470	$1,004,741

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Sales-type lease revenue:
Revenue at lease commencement	$2,887	$583	$6,641	$1,221
Interest income	554	317	1,001	606
Total sales-type lease revenue	3,441	900	7,642	1,827
Operating lease revenue	12,191	15,982	24,518	33,586
Total lease revenue	$15,632	$16,882	$32,160	$35,413

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4. MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	June 30, 2023	December 31, 2022
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$241,648	$154,580
Commercial paper	817,096	643,526
Other debt securities	4,218	1,663
Total available-for-sale debt securities	1,062,962	799,769
Equity securities	—	—
Total marketable investment securities	$1,062,962	$799,769

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2023
Corporate bonds	$241,598	$162	$(112)	$241,648
Commercial paper	817,099	—	(3)	817,096
Other debt securities	4,218	—	—	4,218
Total available-for-sale debt securities	$1,062,915	$162	$(115)	$1,062,962
As of December 31, 2022
Corporate bonds	$154,517	$119	$(56)	$154,580
Commercial paper	643,553	—	(27)	643,526
Other debt securities	1,663	—	—	1,663
Total available-for-sale debt securities	$799,733	$119	$(83)	$799,769

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$93,612	$8,886	$131,721	$37,904

As of June 30, 2023, we have $1,029.8 million of available-for-sale debt securities with contractual maturities of one year or less and $33.2 million with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of June 30, 2023
Cash equivalents (including restricted)	$153	$401,302	$401,455
Available-for-sale debt securities:
Corporate bonds	$—	$241,648	$241,648
Commercial paper	—	817,096	817,096
Other debt securities	—	4,218	4,218
Total available-for-sale debt securities	—	1,062,962	1,062,962
Equity securities	—	—	—
Total marketable investment securities	$—	$1,062,962	$1,062,962

As of December 31, 2022
Cash equivalents (including restricted)	$496	$548,058	$548,554
Available-for-sale debt securities:
Corporate bonds	$—	$154,580	$154,580
Commercial paper	—	643,526	643,526
Other debt securities	—	1,663	1,663
Total available-for-sale debt securities	—	799,769	799,769
Equity securities	—	—	—
Total marketable investment securities	$—	$799,769	$799,769

As of June 30, 2023 and December 31, 2022, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

NOTE 5. PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	June 30, 2023	December 31, 2022
Property and equipment, net:
Satellites, net	$708,562	$754,019
Other property and equipment, net	604,570	621,985
Total property and equipment, net	$1,313,132	$1,376,004

Satellites

As of June 30, 2023, our satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous (“GEO”) orbit, approximately 22,300 miles above the equator.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents our GEO satellite fleet as of June 30, 2023:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:
SPACEWAY 3 (1)	Hughes	August 2007	95 W	10
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (“AY3”) (2)	Hughes	January 2018	20 W	5
EchoStar IX (3) (4)	ESS	August 2003	121 W	12

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
(1) Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries in 2011 (the “Hughes Acquisition”).
(2) Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite with a remaining useful life of 7 years as of that time. In the second quarter of 2023 we reduced the estimated useful life of the satellite as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturers, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of two previous quarters. The Company has updated the remaining useful life of AY3 and related ground assets prospectively from April 1, 2023 to reflect the change in estimate. This has increased the depreciation expense for the current six month period by $3.7 million. The increase is expected to be $11.1 million for the full year 2023 and $12.8 million for the year 2024, respectively. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.
(3) We own the Ka-band and Ku-band payloads on this satellite.
(4) The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		June 30, 2023	December 31, 2022
Satellites, net:
Satellites - owned	5 to 15	$1,506,739	$1,503,435
Satellites - acquired under finance leases	15	368,876	360,642
Total satellites		1,875,615	1,864,077
Accumulated depreciation:
Satellites - owned		(1,029,544)	(988,164)
Satellites - acquired under finance leases		(137,509)	(121,894)
Total accumulated depreciation		(1,167,053)	(1,110,058)
Total satellites, net		$708,562	$754,019

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Depreciation expense:
Satellites - owned	$20,803	$19,005	$39,726	$37,920
Satellites - acquired under finance leases	6,101	6,137	12,119	12,124
Total depreciation expense	$26,904	$25,142	$51,845	$50,044

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Capitalized interest	$2,698	$2,095	$5,264	$4,058

Satellite-Related Commitments

As of June 30, 2023 and December 31, 2022 our satellite-related commitments were $131.0 million and $143.5 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Except as described above, we are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended June 30, 2023.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures.

Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, in which the Company and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite.

Fair Value of In-Orbit Incentives

As of June 30, 2023 and December 31, 2022, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $47.7 million and $50.2 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 6. REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2021	$10,733	$(1,774)	$8,959	$400,000	$408,959
Amortization expense	—	(413)	(413)	—	(413)
Currency translation adjustments	335	(57)	278	—	278
Balance, June 30, 2022	$11,068	$(2,244)	$8,824	$400,000	$408,824

Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619
Amortization expense	—	(754)	(754)	—	(754)
Currency translation adjustments	1,375	(353)	1,022	—	1,022
Balance, June 30, 2023	$12,706	$(3,819)	$8,887	$400,000	$408,887

Weighted-average useful life (in years)		11

NOTE 7. OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	June 30, 2023	December 31, 2022
Other investments, net:
Equity method investments	$47,025	$83,523
Total other investments, net	$47,025	$83,523

Equity Method Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. During the three months ended June 30, 2023, we recorded an impairment charge of $33.4 million related to our investment as a result of increased competition and the economic environment for this business. We estimated the fair value of our investment by using the combination of the discounted cash flow model and market value approach.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Financial Information for Our Equity Method Investments

The following table presents revenue recognized:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Deluxe	$1,456	$1,335	$2,788	$2,658
BCS	$827	$1,950	$1,649	$3,721

The following table presents trade accounts receivable:

	As of
	June 30, 2023	December 31, 2022
Deluxe	$1,052	$3,026
BCS	$3,392	$5,062

NOTE 8. LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		June 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$701,850	$750,000	$727,763
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	705,833	750,000	707,490
Less: Unamortized debt issuance costs		(2,813)	—	(3,223)	—
Total long-term debt, net		$1,497,187	$1,407,683	$1,496,777	$1,435,253
The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt.

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

Our income tax provision was $18.5 million for the three months ended June 30, 2023 compared to our income tax provision of $14.8 million for the three months ended June 30, 2022. Our effective income tax rate was 85.0% and 37.2% for the three months ended June 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended June 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $33.2 million for the six months ended June 30, 2023 compared to our income tax provision of $30.0 million for the six months ended June 30, 2022. Our effective income tax rate was 52.6% for the six months ended June 30, 2023, compared to 34.9% for the same period in 2022. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. For the six months ended June 30, 2022, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

NOTE 10. RELATED PARTY TRANSACTIONS - ECHOSTAR

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice. We recorded these expenses within Operating expenses - EchoStar.

Real Estate. We occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy. We recorded these expenses within Operating expenses - EchoStar.

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating expenses - EchoStar	$20,237	$17,829	$41,147	$35,359

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $1.2 million and $4.7 million for the three months ended June 30, 2023, and 2022, respectively, and $2.3 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. We report these loans within Related party receivables - EchoStar - non-current.

The following table presents the corresponding related party receivables:

	As of
	June 30, 2023	December 31, 2022
Related party receivables - EchoStar - current	$105,068	$112,985
Related party receivables - EchoStar - non-current	56,726	55,834
Total related party receivables - EchoStar	$161,794	$168,819

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements within Related party payables - EchoStar - current. No repayment schedule for these payables has been determined.

Cash Advances. EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements that mature in 2023. Advances under these agreements bear interest at annual rates based on the one-year Secured Overnight Financing Rate plus 65 basis points. We report amounts payable under these agreements within Related party payables - EchoStar - non-current.

The following table presents the corresponding related party payables:

	As of
	June 30, 2023	December 31, 2022
Related party payables - EchoStar - current	$216,464	$216,504
Related party payables - EchoStar - non-current	23,624	23,423
Total related party payables - EchoStar	$240,088	$239,927

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022 respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH Network and our former joint venture Dish Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) Merger Sub merged with and into BSS Corp. (the “Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.235 shares of DISH Class A common stock, par value $0.001 per share (“DISH Common Stock”) ((i) - (iii) collectively, the “BSS Transaction”).

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Services and other revenue - DISH Network	$3,227	$4,519	$6,605	$9,331

The following table presents the related trade accounts receivable:

	As of
	June 30, 2023	December 31, 2022
Trade accounts receivable - DISH Network	$3,733	$1,992

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating expenses - DISH Network	$1,134	$1,110	$2,254	$2,204

The following table presents the related trade accounts payable:

	As of
	June 30, 2023	December 31, 2022
Trade accounts payable - DISH Network	$637	$567

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amended and Restated Professional Services Agreement. In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services.  Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, in connection with the BSS Transaction, EchoStar and DISH further amended the Professional Services Agreement (“Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described in Note 10. Related Party Transactions - EchoStar. The term of the Amended and Restated Professional Services Agreement is through January 1, 2024 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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
(Unaudited)

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. In July 2023, the parties agreed to amend the Hughes Broadband MSA, and a relevant Statements of Work thereunder, to remove DISH Network’s fulfillment and installation obligations as a HughesNet sales agent. No money will be exchanged under the Amendment. The parties also have agreed to enter into a buy-back agreement to address the return of, and payment for, equipment valued at up to $2.2 million previously purchased by DISH Network related to its fulfillment and installation obligations. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.2 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively.

2019 TT&C Agreement. In September 2019, in connection with the BSS Transaction, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us and EchoStar and its other subsidiaries for a period ending in September 2021, with the option for a subsidiary of EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice. We have exercised our option to renew the 2019 TT&C Agreement on several occasions, and its current term expires in September 2024.

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

Other Receivables - DISH Network

Tax Sharing Agreement. Effective December 2007, EchoStar and DISH Network entered into a tax sharing agreement (the “Tax Sharing Agreement”) in connection with the Spin-off. This agreement governs EchoStar and DISH Network and their respective subsidiaries’ respective rights, responsibilities and obligations after the Spin-off with respect to taxes for the periods ending on or before the Spin-off.  Generally, all pre-Spin-off taxes, including any taxes that are incurred as a result of restructuring activities undertaken to implement the Spin-off, are borne by DISH Network and DISH Network indemnifies EchoStar and its subsidiaries for such taxes. However, DISH Network

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

is not liable for and does not indemnify EchoStar or its subsidiaries for any taxes that are incurred as a result of the Spin-off or certain related transactions failing to qualify as tax-free distributions pursuant to any provision of Section 355 or Section 361 of the Internal Revenue Code of 1986, as amended (the “Code”), because of: (i) a direct or indirect acquisition of any of EchoStar’s stock, stock options or assets; (ii) any action that EchoStar or its subsidiaries take or fail to take or (iii) any action that EchoStar or its subsidiaries take that is inconsistent with the information and representations furnished to the IRS in connection with the request for the private letter ruling, or to counsel in connection with any opinion being delivered by counsel with respect to the Spin-off or certain related transactions. In such case, EchoStar and its subsidiaries will be solely liable for, and will indemnify DISH Network for any resulting taxes, as well as any losses, claims and expenses. The Tax Sharing Agreement will terminate after the later of the full period of all applicable statutes of limitations, including extensions, or once all rights and obligations are fully effectuated or performed.

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

Other Agreements

Master Transaction Agreement. In May 2019, EchoStar and BSS Corp. entered into the Master Transaction Agreement with DISH and Merger Sub with respect to the BSS Transaction. Pursuant to the terms of the Master Transaction Agreement, on September 10, 2019: (i) EchoStar and its subsidiaries and we and our subsidiaries transferred the BSS Business to BSS Corp.; (ii) EchoStar completed the Distribution; and (iii) immediately after the Distribution, (1) BSS Corp. became a wholly-owned subsidiary of DISH such that DISH owns and operates the BSS Business and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.235 shares of DISH Common Stock. Following the consummation of the BSS Transaction, we no longer operate the BSS Business, which was a substantial portion of our ESS segment. The Master Transaction Agreement contained customary representations and warranties by the parties, including EchoStar’s representations relating to the assets, liabilities and financial condition of the BSS Business, and representations by DISH Network relating to its financial condition and liabilities. EchoStar and DISH Network have agreed to indemnify each other against certain losses with respect to breaches of certain representations and covenants and certain retained and assumed liabilities, respectively.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

BSS Transaction Tax Matters Agreement. Effective September 2019, in connection with the BSS Transaction, EchoStar, BSS Corp., and DISH entered into a tax matters agreement. This agreement governs certain rights, responsibilities and obligations of EchoStar and its subsidiaries with respect to taxes of the BSS Business transferred pursuant to the BSS Transaction. Generally, EchoStar is responsible for all tax returns and tax liabilities for the BSS Business for periods prior to the BSS Transaction and DISH is responsible for all tax returns and tax liabilities for the BSS Business from and after the BSS Transaction.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2023. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue from TSI of $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had $0.5 million of trade accounts receivable from TSI.

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

Litigation

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable and to determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a loss is probable, and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending legal proceedings are charged to selling, general and administrative expense as incurred.

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

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. ("DirecTV") and certain other entities relating to the spinoff by DirecTV of certain of its subsidiaries, including HCIPL, DirecTV undertook indemnification obligations to HCIPL, and HCIPL has pursued indemnification claims against DirecTV under the Purchase Agreement in connection with the license fees assessed in this proceeding.

On June 22, 2023, the United States Court of Appeals for the Second Circuit ruled that, under the Purchase Agreement, HCIPL, is entitled to indemnification from DirecTV, with the amount of indemnification to be determined in further proceedings before the district court in New York.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the components of the accrual:

	As of
	June 30, 2023	December 31, 2022
Additional license fees	$3,457	$3,425
Penalties	3,548	3,516
Interest and interest on penalties	81,510	78,327
Less: Payments	(28,234)	(17,785)
Total accrual	60,281	67,483
Less: Current portion	10,285	10,191
Total long-term accrual	$49,996	$57,292

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

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended June 30, 2023
External revenue	$444,335	$5,578	$1,125	$451,038
Intersegment revenue	—	542	(542)	—
Total revenue	$444,335	$6,120	$583	$451,038

Capital expenditures	$43,950	$—	$—	$43,950
EBITDA	$140,997	$4,562	$(20,441)	$125,118

For the three months ended June 30, 2022
External revenue	$491,841	$4,502	$4,740	$501,083
Intersegment revenue	—	348	(348)	—
Total revenue	$491,841	$4,850	$4,392	$501,083

Capital expenditures	$64,861	$—	$—	$64,861
EBITDA	$179,928	$3,521	$(11,430)	$172,019

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2023
External revenue	$875,530	$11,067	$2,265	$888,862
Intersegment revenue	—	1,050	(1,050)	—
Total revenue	$875,530	$12,117	$1,215	$888,862

Capital expenditures	$90,975	$—	$—	$90,975
EBITDA	$298,231	$9,217	$(38,845)	$268,603

For the six months ended June 30, 2022
External revenue	$985,947	$8,778	$10,016	$1,004,741
Intersegment revenue	—	546	(546)	—
Total revenue	$985,947	$9,324	$9,470	$1,004,741

Capital expenditures	$125,882	$—	$—	$125,882
EBITDA	$371,098	$6,212	$(22,086)	$355,224

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes	21,773	$39,944	63,107	85,885
Interest income, net	(20,156)	(4,279)	(38,104)	(6,559)
Interest expense, net of amounts capitalized	22,206	23,096	44,733	46,474
Depreciation and amortization	99,223	109,864	195,574	223,542
Net loss (income) attributable to non-controlling interests	2,072	3,394	3,293	5,882
EBITDA	$125,118	$172,019	$268,603	$355,224

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 15. SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	June 30, 2023	December 31, 2022
Other current assets, net:
Related party receivables - EchoStar	$105,068	$112,985
Inventory	150,871	123,006
Prepaids and deposits	16,240	23,948
Trade accounts receivable - DISH Network	3,733	1,992
Other, net	15,583	13,271
Total other current assets	$291,495	$275,202

Other non-current assets, net:
Capitalized software, net	$117,645	$116,844
Contract acquisition costs, net	56,919	64,447
Related party receivables - EchoStar	56,726	55,834
Deferred tax assets, net	8,579	7,822
Restricted cash	1,373	1,341
Contract fulfillment costs, net	1,858	1,931
Other receivables, net	25,031	15,249
Other, net	23,144	22,409
Total other non-current assets, net	$291,275	$285,877

Inventory

The following table presents the components of inventory:

	As of
	June 30, 2023	December 31, 2022
Raw materials	$39,905	$32,920
Work-in-process	18,026	16,408
Finished goods	92,940	73,678
Total inventory	$150,871	$123,006

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	June 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$216,464	$216,504
Accrued compensation	34,213	40,684
Operating lease obligation	17,628	17,766
Accrued interest	38,259	39,194
Accrued taxes	12,794	10,631
Accrual for license fee dispute	10,285	10,191
In-orbit incentive obligations	4,536	5,369
Trade accounts payable - DISH Network	637	567
Accrued expenses	40,524	35,909
Other	20,016	17,084
Total accrued expenses and other current liabilities	$395,356	$393,899

Other non-current liabilities:
Accrual for license fee dispute	$49,996	$57,292
In-orbit incentive obligations	43,209	44,836
Related party payables - EchoStar	23,624	23,423
Contract liabilities	6,738	8,326
Other	3,662	20
Total other non-current liabilities	$127,229	$133,897

Supplemental and Non-cash Investing and Financing Activities

The following table presents the year-to-date supplemental and non-cash investing and financing activities:

	For the six months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$45,740	$49,845
Cash paid for income taxes, net of refunds	$3,339	$6,173

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(5,980)	$(8,563)
Non-cash net assets received as part of the India JV formation	$—	$36,701

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of June 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$400,874	$15,943	$81,732	$—	$498,549
Marketable investment securities	1,062,962	—	—	—	1,062,962
Trade accounts receivable and contract assets, net	—	160,315	78,645	—	238,960
Other current assets, net	2,666	1,455,512	292,570	(1,459,253)	291,495
Total current assets	1,466,502	1,631,770	452,947	(1,459,253)	2,091,966
Non-current assets:
Property and equipment, net	—	1,101,029	212,103	—	1,313,132
Operating lease right-of-use assets	—	114,988	28,228	—	143,216
Goodwill	—	504,173	29,122	—	533,295
Regulatory authorizations, net	—	400,000	8,887	—	408,887
Other intangible assets, net	—	11,756	2,826	—	14,582
Other investments, net	7,979	—	39,046	—	47,025
Investment in subsidiaries	3,374,478	323,362	—	(3,697,840)	—
Other non-current assets, net	1,093	256,995	162,155	(128,968)	291,275
Total non-current assets	3,383,550	2,712,303	482,367	(3,826,808)	2,751,412
Total assets	$4,850,052	$4,344,073	$935,314	$(5,286,061)	$4,843,378
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$272	$74,772	$11,612	$—	$86,656
Contract liabilities	—	103,750	4,227	—	107,977
Accrued expenses and other current liabilities	1,247,150	282,735	324,724	(1,459,253)	395,356
Total current liabilities	1,247,422	461,257	340,563	(1,459,253)	589,989
Non-current liabilities:
Long-term debt, net	1,497,187	—	—	—	1,497,187
Deferred tax liabilities, net	—	298,039	1,451	(572)	298,918
Operating lease liabilities	—	104,517	23,090	—	127,607
Other non-current liabilities	—	106,343	149,282	(128,396)	127,229
Total non-current liabilities	1,497,187	508,899	173,823	(128,968)	2,050,941
Total liabilities	2,744,609	970,156	514,386	(1,588,221)	2,640,930
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,105,443	3,373,917	323,923	(3,697,840)	2,105,443
Non-controlling interests	—	—	97,005	—	97,005
Total shareholder's equity	2,105,443	3,373,917	420,928	(3,697,840)	2,202,448
Total liabilities and shareholder's equity	$4,850,052	$4,344,073	$935,314	$(5,286,061)	$4,843,378

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$300,095	$75,415	$(6,076)	$369,434
Equipment revenue	—	79,569	7,232	(5,197)	81,604
Total revenue	—	379,664	82,647	(11,273)	451,038
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	97,291	41,418	(7,853)	130,856
Cost of sales - equipment (exclusive of depreciation and amortization)	—	55,710	4,276	(3,821)	56,165
Selling, general and administrative expenses	—	84,303	17,749	401	102,453
Research and development expenses	—	6,767	73	—	6,840
Depreciation and amortization	—	68,925	30,298	—	99,223
Total costs and expenses	—	312,996	93,814	(11,273)	395,537
Operating income (loss)	—	66,668	(11,167)	—	55,501
Other income (expense):
Interest income, net	18,495	1,704	841	(884)	20,156
Interest expense, net of amounts capitalized	(22,472)	1,652	(2,270)	884	(22,206)
Gains (losses) on investments, net	233	—	—	—	233
Equity in earnings (losses) of unconsolidated affiliates, net	586	—	(1,132)	—	(546)
Other-than-temporary impairment losses on equity method investments	—	—	(33,400)	—	(33,400)
Equity in earnings (losses) of subsidiaries, net	8,336	(44,473)	—	36,137	—
Foreign currency transaction gains (losses), net	—	(23)	3,306	—	3,283
Other, net	—	—	(1,248)	—	(1,248)
Total other income (expense), net	5,178	(41,140)	(33,903)	36,137	(33,728)
Income (loss) before income taxes	5,178	25,528	(45,070)	36,137	21,773
Income tax benefit (provision), net	154	(17,192)	(1,475)	—	(18,513)
Net income (loss)	5,332	8,336	(46,545)	36,137	3,260
Less: Net loss (income) attributable to non-controlling interests	—	—	2,072	—	2,072
Net income (loss) attributable to HSSC	$5,332	$8,336	$(44,473)	$36,137	$5,332

Net income (loss)	$5,332	$8,336	$(46,545)	$36,137	$3,260
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	13,254	—	13,254
Unrealized gains (losses) on available-for-sale securities	(133)	—	—	—	(133)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	229	—	—	—	229
Equity in other comprehensive income (loss) of subsidiaries, net	11,360	11,360	—	(22,720)	—
Total other comprehensive income (loss), net of tax	11,456	11,360	13,254	(22,720)	13,350
Comprehensive income (loss)	16,788	19,696	(33,291)	13,417	16,610
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	178	—	178
Comprehensive income (loss) attributable to HSSC	$16,788	$19,696	$(33,113)	$13,417	$16,788

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$340,844	$81,718	$(6,099)	$416,463
Equipment revenue	—	83,557	5,247	(4,184)	84,620
Total revenue	—	424,401	86,965	(10,283)	501,083
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	106,689	42,687	(6,760)	142,616
Cost of sales - equipment (exclusive of depreciation and amortization)	—	69,716	3,408	(3,076)	70,048
Selling, general and administrative expenses	—	84,969	22,303	(447)	106,825
Research and development expenses	—	8,680	85	—	8,765
Depreciation and amortization	—	72,661	37,203	—	109,864
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	342,715	105,686	(10,283)	438,118
Operating income (loss)	—	81,686	(18,721)	—	62,965
Other income (expense):
Interest income, net	3,185	1,357	1,014	(1,277)	4,279
Interest expense, net of amounts capitalized	(22,460)	955	(2,868)	1,277	(23,096)
Gains (losses) on investments, net	(3)	217	—	—	214
Equity in earnings (losses) of unconsolidated affiliates, net	—	338	(1,639)	—	(1,301)
Equity in earnings (losses) of subsidiaries, net	43,364	(25,206)	—	(18,158)	—
Foreign currency transaction gains (losses), net	—	2,910	(5,788)	—	(2,878)
Other, net	—	(216)	(23)	—	(239)
Total other income (expense), net	24,086	(19,645)	(9,304)	(18,158)	(23,021)
Income (loss) before income taxes	24,086	62,041	(28,025)	(18,158)	39,944
Income tax benefit (provision), net	4,408	(18,677)	(575)	—	(14,844)
Net income (loss)	28,494	43,364	(28,600)	(18,158)	25,100
Less: Net loss (income) attributable to non-controlling interests	—	—	3,394	—	3,394
Net income (loss) attributable to HSSC	$28,494	$43,364	$(25,206)	$(18,158)	$28,494
Comprehensive income (loss):
Net income (loss)	$28,494	$43,364	$(28,600)	$(18,158)	$25,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(39,143)	—	(39,143)
Unrealized gains (losses) on available-for-sale securities	(46)	—	—	—	(46)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	3	—	—		3
Equity in other comprehensive income (loss) of subsidiaries, net	(32,150)	(32,150)	—	64,300	—
Total other comprehensive income (loss), net of tax	(32,193)	(32,150)	(39,143)	64,300	(39,186)
Comprehensive income (loss)	(3,699)	11,214	(67,743)	46,142	(14,086)
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	10,387	—	10,387
Comprehensive income (loss) attributable to HSSC	$(3,699)	$11,214	$(57,356)	$46,142	$(3,699)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$606,992	$151,457	$(13,261)	$745,188
Equipment revenue	—	137,552	15,200	(9,078)	143,674
Total revenue	—	744,544	166,657	(22,339)	888,862
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	196,866	83,047	(15,018)	264,895
Cost of sales - equipment (exclusive of depreciation and amortization)	—	105,084	9,894	(7,142)	107,836
Selling, general and administrative expenses	270	169,372	37,089	(179)	206,552
Research and development expenses	—	14,953	143	—	15,096
Depreciation and amortization	—	138,650	56,924	—	195,574
Total costs and expenses	270	624,925	187,097	(22,339)	789,953
Operating income (loss)	(270)	119,619	(20,440)	—	98,909
Other income (expense):
Interest income, net	34,921	2,759	2,190	(1,766)	38,104
Interest expense, net of amounts capitalized	(44,941)	3,166	(4,724)	1,766	(44,733)
Gains (losses) on investments, net	230	—	—	—	230
Equity in earnings (losses) of unconsolidated affiliates, net	1,059	—	(2,156)	—	(1,097)
Other-than-temporary impairment losses on equity method investments	—	—	(33,400)	—	(33,400)
Equity in earnings (losses) of subsidiaries, net	40,690	(51,616)	—	10,926	—
Foreign currency transaction gains (losses), net	—	(570)	6,883	—	6,313
Other, net	—	—	(1,219)	—	(1,219)
Total other income (expense), net	31,959	(46,261)	(32,426)	10,926	(35,802)
Income (loss) before income taxes	31,689	73,358	(52,866)	10,926	63,107
Income tax benefit (provision), net	1,492	(32,668)	(2,043)	—	(33,219)
Net income (loss)	33,181	40,690	(54,909)	10,926	29,888
Less: Net loss (income) attributable to non-controlling interests	—	—	3,293	—	3,293
Net income (loss) attributable to HSSC	$33,181	$40,690	$(51,616)	$10,926	$33,181
Comprehensive income (loss):
Net income (loss)	$33,181	$40,690	$(54,909)	$10,926	$29,888
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	22,550	—	22,550
Unrealized gains (losses) on available-for-sale securities	(221)	—	—	—	(221)
Other	—	—	—	—	—
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	229	—	—	—	229
Equity in other comprehensive income (loss) of subsidiaries, net	18,688	18,688	—	(37,376)	—
Total other comprehensive income (loss), net of tax	18,696	18,688	22,550	(37,376)	22,558
Comprehensive income (loss)	51,877	59,378	(32,359)	(26,450)	52,446
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	(569)	—	(569)
Comprehensive income (loss) attributable to HSSC	$51,877	$59,378	$(32,928)	$(26,450)	$51,877

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$685,122	$164,401	$(12,119)	$837,404
Equipment revenue	—	166,542	11,280	(10,485)	167,337
Total revenue	—	851,664	175,681	(22,604)	1,004,741
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	212,310	84,544	(14,884)	281,970
Cost of sales - equipment (exclusive of depreciation and amortization)	—	139,134	6,841	(6,822)	139,153
Selling, general and administrative expenses	—	175,603	43,738	(898)	218,443
Research and development expenses	—	16,216	165	—	16,381
Depreciation and amortization	—	150,967	72,575	—	223,542
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	694,230	207,863	(22,604)	879,489
Operating income (loss)	—	157,434	(32,182)	—	125,252
Other income (expense):
Interest income, net	4,311	2,702	2,087	(2,541)	6,559
Interest expense, net of amounts capitalized	(44,917)	1,779	(5,877)	2,541	(46,474)
Gains (losses) on investments, net	(3)	217	—	—	214
Equity in earnings (losses) of unconsolidated affiliates, net	—	440	(3,455)	—	(3,015)
Equity in earnings (losses) of subsidiaries, net	93,120	(35,048)	—	(58,072)	—
Foreign currency transaction gains (losses), net	—	3,807	(30)	—	3,777
Other, net	—	(271)	(157)	—	(428)
Total other income (expense), net	52,511	(26,374)	(7,432)	(58,072)	(39,367)
Income (loss) before income taxes	52,511	131,060	(39,614)	(58,072)	85,885
Income tax benefit (provision), net	9,284	(37,940)	(1,316)	—	(29,972)
Net income (loss)	61,795	93,120	(40,930)	(58,072)	55,913
Less: Net loss (income) attributable to non-controlling interests	—	—	5,882	—	5,882
Net income (loss) attributable to HSSC	$61,795	$93,120	$(35,048)	$(58,072)	$61,795
Comprehensive income (loss):
Net income (loss)	$61,795	$93,120	$(40,930)	$(58,072)	$55,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	7,543	—	7,543
Unrealized gains (losses) on available-for-sale securities	(516)	—	—	—	(516)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	3	—	—	—	3
Equity in other comprehensive income (loss) of subsidiaries, net	4,980	4,980	—	(9,960)	—
Total other comprehensive income (loss), net of tax	4,467	4,980	7,543	(9,960)	7,030
Comprehensive income (loss)	66,262	98,100	(33,387)	(68,032)	62,943
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	3,319	—	3,319
Comprehensive income (loss) attributable to HSSC	$66,262	$98,100	$(30,068)	$(68,032)	$66,262

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Six months ended June 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$33,181	$40,690	$(54,909)	$10,926	$29,888
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:	(56,296)	167,773	67,769	(10,926)	168,320
Net cash provided by (used for) operating activities	(23,115)	208,463	12,860	—	198,208

Cash flows from investing activities:
Purchases of marketable investment securities	(859,190)	—	—	—	(859,190)
Sales and maturities of marketable investment securities	611,643	—	—	—	611,643
Expenditures for property and equipment	—	(76,194)	(14,781)	—	(90,975)
Expenditures for externally marketed software	—	(15,253)	—	—	(15,253)
Distributions (contributions) and advances from (to) subsidiaries, net	123,931	—	—	(123,931)	—
Net cash provided by (used for) investing activities	(123,616)	(91,447)	(14,781)	(123,931)	(353,775)

Cash flows from financing activities:
Payment of in-orbit incentive obligations	—	(2,460)	—	—	(2,460)
Contribution (distributions) and advances (to) from parent, net	—	(123,931)	—	123,931	—
Net cash provided by (used for) financing activities	—	(126,391)	—	123,931	(2,460)

Effect of exchange rates on cash and cash equivalents	—	—	3,476	—	3,476
Net increase (decrease) in cash and cash equivalents	(146,731)	(9,375)	1,555	—	(154,551)
Cash and cash equivalents, including restricted amounts, beginning of period	547,605	25,318	81,550	—	654,473
Cash and cash equivalents, including restricted amounts, end of period	$400,874	$15,943	$83,105	$—	$499,922

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On July 28, 2023, EchoStar successfully launched EchoStar XXIV, the next generation ultra high density satellite. The satellite is expected to begin service in the fourth quarter of 2023. Once in service, the satellite is expected to bring further consumer broadband capacity across North and South America and catalyze sales in other markets, including in-flight Wi-Fi, enterprise networking and cellular backhaul for mobile network operators across the two continents. Until the satellite reaches its orbital position and completes in-orbit testing, we cannot reasonably estimate the impact the satellite will have to our Consolidated Financial Statements.

On August 8, 2023, EchoStar entered into an Agreement and Plan of Merger with DISH Network Corporation, a Nevada corporation, and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH (“Merger Sub”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Merger Sub will merge with and into EchoStar (the “Merger”), with EchoStar surviving the Merger as a wholly owned subsidiary of DISH.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), EchoStar Class C Common Stock, par value $0.001 per share (“EchoStar Class C Common Stock”) and EchoStar Class D Common Stock, par value $0.001 per share (“EchoStar Class D Common Stock”), outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of DISH Class A Common Stock, par value $0.01 per share (“DISH Class A Common Stock”), equal to 2.85 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of EchoStar Class B Common Stock, par value $0.001 per share (“EchoStar Class B Common Stock”), outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of DISH Class B Common Stock, par value $0.01 per share (the “DISH Class B Common Stock” and, together with the DISH Class A Common Stock, the “DISH Common Stock”), equal to the Exchange Ratio. Any shares of EchoStar Class A Common Stock, EchoStar Class B Common Stock, EchoStar Class C Common Stock and EchoStar Class D Common Stock (collectively, “EchoStar Common Stock”) that are held in EchoStar’s treasury or held directly by DISH or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof.

Concurrently with the entry into the Merger Agreement, Charles W. Ergen and Ergen family stockholders entered into a support agreement with EchoStar and DISH, pursuant to which the Ergen stockholders agreed to convert a number of shares of EchoStar Class B Common Stock owned by them to EchoStar Class A Common Stock prior to the Effective Time (which number will be determined in accordance with the Merger Agreement) such that the Ergen stockholders’ voting power of DISH does not increase as a result of the Merger from the voting power owned by them as of the date of the entry into the Merger Agreement. The parties have agreed to enter into a registration rights agreement reasonably acceptable to the parties providing for the registration of the Ergen stockholders’ shares of DISH Class A Common Stock or DISH Class B Common Stock received as part of the Merger consideration and/or DISH Class B Common Stock held by such stockholders immediately prior to the closing of the Merger.

The board of directors of EchoStar (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved, adopted and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement. The closing of the Merger is expected to occur in the fourth calendar quarter of 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides certain termination rights for each of DISH and EchoStar, including, among others, if the consummation of the Merger does not occur on or before February 8, 2024.

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

On August 8, 2023, EchoStar entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DISH Network Corporation, a Nevada corporation (“DISH”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH (“Merger Sub”). The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Merger Sub will merge with and into EchoStar (the “Merger”), with EchoStar surviving the Merger as a wholly owned subsidiary of DISH.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), EchoStar Class C Common Stock, par value $0.001 per share (“EchoStar Class C Common Stock”) and EchoStar Class D Common Stock, par value $0.001 per share (“EchoStar Class D Common Stock”), outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of DISH Class A Common Stock, par value $0.01 per share (“DISH Class A Common Stock”), equal to 2.85 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of EchoStar Class B Common Stock, par value $0.001 per share (“EchoStar Class B Common Stock”), outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of DISH Class B Common Stock, par value $0.01 per share (the “DISH Class B Common Stock” and, together with the DISH Class A Common Stock, the “DISH Common Stock”), equal to the Exchange Ratio. Any shares of EchoStar Class A Common Stock, EchoStar Class B Common Stock, EchoStar Class C Common Stock and EchoStar Class D Common Stock (collectively, “EchoStar Common Stock”) that are held in EchoStar’s treasury or held directly by DISH or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof.

Concurrently with the entry into the Merger Agreement, Charles W. Ergen and Ergen family stockholders entered into a support agreement with EchoStar and DISH, pursuant to which the Ergen stockholders agreed to not vote, or cause or direct to be voted, the shares of DISH Class A Common Stock owned by them, other than with respect of any matter presented to the holders of DISH Class A Common Stock on which holders of DISH Class B Common Stock are not entitled to vote, for three years following the closing of the Merger, such that the Ergen stockholders’

voting power of DISH does not increase as a result of the Merger from the voting power owned by them as of the date of the entry into the Merger Agreement. The parties have agreed to enter into a registration rights agreement reasonably acceptable to the parties providing for the registration of the Ergen stockholders’ shares of DISH Class A Common Stock or DISH Class B Common Stock received as part of the Merger consideration and/or DISH Class B Common Stock held by such stockholders immediately prior to the closing of the Merger.

The board of directors of EchoStar (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved, adopted and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement. The closing of the Merger is expected to occur in the fourth calendar quarter of 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides certain termination rights for each of DISH and EchoStar, including, among others, if the consummation of the Merger does not occur on or before February 8, 2024.

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

Anticipating the launch of EchoStar XXIV, as discussed below, our consumer business, marketed under the HughesNet® brand, has been focused on optimizing financial returns of our existing satellites, while planning for new satellite capacity. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/Subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. We expect that our enterprise business will also benefit from the new capacity added with EchoStar XXIV. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Prior to the launch of EchoStar XXIV, we were nearing or had reached capacity in most areas of the U.S., which constrained growth within our consumer subscriber base. Growth within our Latin America consumer subscriber base in certain areas had also become capacity constrained. These constraints are expected to be addressed by the launch of the EchoStar XXIV satellite.

The EchoStar XXIV satellite was launched in July 2023 and is expected to begin service in the fourth quarter of 2023. Once in service, the satellite is expected to bring further consumer broadband capacity across North and South America and generate additional sales in other markets, including in-flight Wi-Fi, enterprise networking and cellular backhaul for mobile network operators across the two continents.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	June 30, 2023	March 31, 2023
United States	846,000	890,000
Latin America	276,000	287,000
Total broadband subscribers	1,122,000	1,177,000

The following table presents the approximate number of net subscriber decreases:

	For the three months ended
	June 30, 2023	March 31, 2023
United States	(44,000)	(41,000)
Latin America	(11,000)	(10,000)
Total net subscriber decreases	(55,000)	(51,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations, competitive pressure from satellite-based competitors and other technologies, and increased bandwidth usage on average by our existing customers. For the three months ended June 30, 2023, these factors resulted in lower total subscribers as compared to the three months ended March 31, 2023.

Our ability to gain new customers and retain existing customers in Latin America were tempered by our focus on more profitable consumer segments and our allocation of capacity to enterprise opportunities. Capacity constraints in certain other areas also limit our ability to add new subscribers. For the three months ended June 30, 2023, the decline in net subscribers was primarily due to more selective customer screening as compared to the three months ended March 31, 2023.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumers.

As of June 30, 2023, our Hughes segment had $1.5 billion of contracted revenue backlog, which was primarily flat compared to December 31, 2022. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

To date, we have not experienced a material adverse impact from the Russia-Ukraine conflict and the associated sanctions.

ESS Segment

Our ESS segment provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our ESS segment depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. During the first quarter of 2023, we transitioned the EchoStar IX satellite into inclined operations to extend its usable life for our customers. With this inclined mode of operation, we are expecting to extend the life of the spacecraft into 2024 without diminishing its capacity.

As of June 30, 2023, our ESS segment had $14.6 million of contracted revenue backlog, a decrease of 34.6%, as compared to December 31, 2022, primarily due to the recognition of revenue of existing contracts. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Satellite Anomalies and Impairments

In the second quarter of 2023, we reduced the estimated useful life of the Al Yah 3 satellite, which serves our Brazilian customers, as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturers, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of two previous quarters. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.

We are not aware of any other anomalies with respect to our owned or leased satellites as of June 30, 2023. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the six months ended June 30, 2023 and through August 8, 2023. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Services and other revenue. Services and other revenue primarily includes the sales of consumer and enterprise broadband services, maintenance and other contracted services, revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking, subscriber wholesale service fees for the HughesNet service, professional services, and facilities rental revenue.

Equipment revenue. Equipment revenue primarily includes broadband equipment and networks sold to customers in our consumer and enterprise markets.

Cost of sales - services and other. Cost of sales - services and other primarily includes the cost of broadband services provided to our consumer and enterprise customers, maintenance and other contracted services, costs associated with satellite and transponder leases and services, professional services, and facilities rental expenses.

Cost of sales - equipment. Cost of sales - equipment consists primarily of the cost of broadband equipment and networks provided to customers in our consumer and enterprise markets. It also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including bad debt expense and stock-based compensation expense. It also includes professional fees (e.g., legal, information systems and accounting services) and other expenses associated with facilities and administrative services.

Research and development expenses. Research and development expenses primarily include costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Impairment of long-lived assets. Impairment of long-lived assets includes our impairment losses related to our property and equipment, regulatory authorizations and other intangible assets.

Interest income, net. Interest income, net primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization, discount accretion on debt securities, and changes in allowance for estimated credit losses on investments.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized primarily includes interest expense associated with our debt and finance lease obligations (net of capitalized interest), amortization of debt issuance costs, and interest expense related to certain legal proceedings.

Gains (losses) on investments, net. Gains (losses) on investments, net primarily includes changes in fair value of our marketable equity securities and other investments for which we have elected the fair value option. It may also include realized gains and losses on the sale or exchange of our available-for-sale debt securities, other-than-temporary impairment losses on our available-for-sale securities, realized gains and losses on the sale or exchange of equity securities and debt securities without readily determinable fair value, and adjustments to the carrying amount of investments in unconsolidated affiliates and marketable equity securities resulting from impairments and observable price changes.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net includes earnings or losses from our investments accounted for using the equity method.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments primarily includes impairment charges for losses on our equity method investments which were deemed permanent in nature.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net include gains and losses resulting from the re-measurement of transactions denominated in foreign currencies.

Other, net. Other, net primarily includes dividends received from our marketable investment securities, gains from repayment of other debt investments, and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations in our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table presents our consolidated results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	For the six months ended June 30,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$745,188	$837,404	$(92,216)	(11.0)
Equipment revenue	143,674	167,337	(23,663)	(14.1)
Total revenue	888,862	1,004,741	(115,879)	(11.5)
Costs and expenses:
Cost of sales - services and other	264,895	281,970	(17,075)	(6.1)
% of total services and other revenue	35.5%	33.7%
Cost of sales - equipment	107,836	139,153	(31,317)	(22.5)
% of total equipment revenue	75.1%	83.2%
Selling, general and administrative expenses	206,552	218,443	(11,891)	(5.4)
% of total revenue	23.2%	21.7%
Research and development expenses	15,096	16,381	(1,285)	(7.8)
% of total revenue	1.7%	1.6%
Depreciation and amortization	195,574	223,542	(27,968)	(12.5)
Total costs and expenses	789,953	879,489	(89,536)	(10.2)
Operating income (loss)	98,909	125,252	(26,343)	(21.0)
Other income (expense):
Interest income, net	38,104	6,559	31,545	*
Interest expense, net of amounts capitalized	(44,733)	(46,474)	1,741	(3.7)
Gains (losses) on investments, net	230	214	16	7.5
Equity in earnings (losses) of unconsolidated affiliates, net	(1,097)	(3,015)	1,918	(63.6)
Foreign currency transaction gains (losses), net	6,313	3,777	2,536	67.1
Other-than-temporary impairment losses on equity method investments	(33,400)	—	(33,400)	*
Other, net	(1,219)	(428)	(791)	184.8
Total other income (expense), net	(35,802)	(39,367)	3,565	(9.1)
Income (loss) before income taxes	63,107	85,885	(22,778)	(26.5)
Income tax benefit (provision), net	(33,219)	(29,972)	(3,247)	10.8
Net income (loss)	29,888	55,913	(26,025)	(46.5)
Less: Net loss (income) attributable to non-controlling interests	3,293	5,882	(2,589)	(44.0)
Net income (loss) attributable to HSSC	$33,181	$61,795	$(28,614)	(46.3)

Other data:
EBITDA (2)	$268,603	$355,224	$(86,621)	(24.4)
Subscribers, end of period	1,122,000	1,346,000	(224,000)	(16.6)
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

The following discussion relates to our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

Services and other revenue. Services and other revenue totaled $745.2 million for the six months ended June 30, 2023, a decrease of $92.2 million, or 11.0%, as compared to 2022. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $83.3 million.

Equipment revenue. Equipment revenue totaled $143.7 million for the six months ended June 30, 2023, a decrease of $23.7 million, or 14.1%, as compared to 2022. The decrease was primarily attributable to a decrease of $21.6 million in hardware sales to our international enterprise customers and a net decrease of $6.8 million related to our North American customers due to lower hardware sales and positive adjustments on profit margin on long-term contracts, partially offset by an increase of $6.1 million in sales to our mobile satellite system customers.

Cost of sales - services and other. Cost of sales - services and other totaled $264.9 million for the six months ended June 30, 2023, a decrease of $17.1 million, or 6.1%, as compared to 2022.  The decrease was primarily attributable to lower sales of broadband services and corresponding decreases in cost of services provided to our consumer and enterprise customers of $16.7 million, mainly related to service delivery expenses, such as space segment, customer care and field maintenance.

Cost of sales - equipment. Cost of sales - equipment totaled $107.8 million for the six months ended June 30, 2023, a decrease of $31.3 million, or 22.5%, as compared to 2022.  The decrease was primarily attributable to the corresponding decrease in equipment revenue, partially offset by an increase in our warranty reserve.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $206.6 million for the six months ended June 30, 2023, a decrease of $11.9 million, or 5.4%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $17.0 million, partially offset by increases general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses totaled $195.6 million for the six months ended June 30, 2023, a decrease of $28.0 million, or 12.5%, as compared to 2022.  The decrease was primarily attributable to decreases in other property and equipment depreciation expense of $27.6 million.

Interest income, net. Interest income, net totaled $38.1 million for the six months ended June 30, 2023, an increase of $31.5 million, as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $44.7 million for the six months ended June 30, 2023, a decrease of $1.7 million, or 3.7%, as compared to 2022. The decrease was primarily attributable to a decrease of $1.2 million in capitalized interest relating to the EchoStar XXIV satellite program.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $6.3 million in gains for the six months ended June 30, 2023, as compared to $3.8 million in gains for the six months ended June 30, 2022, a positive change of $2.5 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies in Latin and Central America.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33.4 million for the six months ended June 30, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and economic environment for this business.

Income tax benefit (provision), net. Income tax benefit (provision), net was $33.2 million provision for the six months ended June 30, 2023, as compared to $30.0 million provision for the six months ended June 30, 2022. Our effective income tax rate was 52.6% and 34.9% for the six months ended June 30, 2023 and 2022, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. The variations in our effective tax rate from the U.S. federal statutory rate for the six months ended June 30, 2022, were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to HSSC. The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the six months ended June 30, 2022	$61,795
Increase (decrease) in interest income, net	31,545
Increase (decrease) in foreign currency transaction gains (losses), net	2,536
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,918
Decrease (increase) in interest expense, net of amounts capitalized	1,741
Increase (decrease) in gains (losses) on investments, net	16
Increase (decrease) in other, net	(791)
Decrease (increase) in net income (loss) attributable to non-controlling interests	(2,589)
Decrease (increase) in income tax benefit (provision), net	(3,247)
Increase (decrease) in operating income (loss), including depreciation and amortization	(26,343)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Net income (loss) attributable to HSSC for the six months ended June 30, 2023	$33,181

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the six months ended June 30,		Variance
	2023	2022	Amount	%
Net income (loss)	$29,888	$55,913	$(26,025)	(46.5)
Interest income, net	(38,104)	(6,559)	(31,545)	*
Interest expense, net of amounts capitalized	44,733	46,474	(1,741)	(3.7)
Income tax provision (benefit), net	33,219	29,972	3,247	10.8
Depreciation and amortization	195,574	223,542	(27,968)	(12.5)
Net loss (income) attributable to non-controlling interests	3,293	5,882	(2,589)	(44.0)
EBITDA	$268,603	$355,224	$(86,621)	(24.4)
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the six months ended June 30, 2022	$355,224
Increase (decrease) in foreign currency transaction gains (losses), net	2,536
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,918
Increase (decrease) in gains (losses) on investments, net	16
Increase (decrease) in other, net	(791)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,589)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(54,311)
EBITDA for the six months ended June 30, 2023	$268,603

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the six months ended June 30, 2023
Total revenue	$875,530	$12,117	$1,215	$888,862
Capital expenditures	90,975	—	—	90,975
EBITDA	298,231	9,217	(38,845)	268,603

For the six months ended June 30, 2022
Total revenue	$985,947	$9,324	$9,470	$1,004,741
Capital expenditures	125,882	—	—	125,882
EBITDA	371,098	6,212	(22,086)	355,224

Hughes Segment

	For the six months ended June 30,		Variance
	2023	2022	Amount	%
Total revenue	$875,530	$985,947	$(110,417)	(11.2)
Capital expenditures	90,975	125,882	(34,907)	(27.7)
EBITDA	298,231	371,098	(72,867)	(19.6)

Total revenue was $875.5 million for the six months ended June 30, 2023, a decrease of $110.4 million, or 11.2%, as compared to 2022. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $83.3 million. Equipment revenue decreased was primarily attributable to a decrease of $21.6 million in hardware sales to our international enterprise customers and a net decrease of $6.8 million related to our North American customers due to lower hardware sales and positive adjustments on profit margin on long-term contracts, partially offset by an increase of $6.1 million in sales to our mobile satellite system customers.

Capital expenditures were $91.0 million for the six months ended June 30, 2023, a decrease of $34.9 million, or 27.7%, as compared to 2022, primarily due to decreases in expenditures associated with our consumer business and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the six months ended June 30, 2022	$371,098
Increase (decrease) in foreign currency transaction gains (losses), net	2,625
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,298
Increase (decrease) in gains (losses) on investments, net	(217)
Increase (decrease) in other, net	(789)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,589)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(39,795)
EBITDA for the six months ended June 30, 2023	$298,231

ESS Segment

	For the six months ended June 30,		Variance
	2023	2022	Amount	%
Total revenue	$12,117	$9,324	$2,793	30.0
EBITDA	9,217	6,212	3,005	48.4

Total revenue was $12.1 million for the six months ended June 30, 2023, an increase of $2.8 million, or 30.0%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $9.2 million for the six months ended June 30, 2023, an increase of $3.0 million, or 48.4%, as compared to 2022, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other

	For the six months ended June 30,		Variance
	2023	2022	Amount	%
Total revenue	$1,215	$9,470	$(8,255)	(87.2)
EBITDA	(38,845)	(22,086)	(16,759)	75.9

Total revenue was $1.2 million for the six months ended June 30, 2023, a decrease of $8.3 million, or 87.2% as compared to 2022, primarily due to a decrease in satellite leasing revenue related to the EchoStar XXI satellite.

EBITDA was a loss of $38.8 million for the six months ended June 30, 2023, a decrease of $16.8 million, or 75.9% as compared to 2022, primarily due to a decrease in service revenue and an increase in Selling, general and administrative expenses.

The following table reconciles the change in the Corporate and Other EBITDA:

Amounts
EBITDA for the six months ended June 30, 2022	$(22,086)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	619
Increase (decrease) in gains (losses) on investments, net	233
Increase (decrease) in foreign currency transaction gains (losses), net	(91)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(17,520)
EBITDA for the six months ended June 30, 2023	$(38,845)

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Contingencies - Litigation in this Form 10-Q.

ITEM 1A.    RISK FACTORS

The following information updates, and should be read in conjunction with, the information in Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2022.

Risks Relating to the DISH Merger

Because the market price of DISH common stock will fluctuate, EchoStar stockholders cannot be sure of the value of DISH common stock they will receive in the Merger. In addition, because the exchange ratio is fixed, the number of shares of DISH common stock to be received by EchoStar stockholders in the Merger will not change between now and the time the Merger is completed to reflect changes in the trading prices of DISH common stock or EchoStar common stock.

As a result of the Merger, each share of EchoStar Class A common stock and each share of EchoStar Class B common stock issued and outstanding immediately prior to the effective time (other than shares held directly by EchoStar as treasury shares or by DISH) will be converted automatically into 2.85 shares of DISH Class A common stock and 2.85 shares of DISH Class B common stock, respectively. The exchange ratio is fixed and will not be adjusted prior to the closing to account for changes in the trading prices of DISH common stock or EchoStar common stock or, except as otherwise set forth in the merger agreement, other factors. The exact value of the consideration to EchoStar stockholders will therefore depend on the price per share of DISH common stock at the closing of the Merger, which may be greater than, less than or the same as the price per share of DISH common stock at the time of entry into the Merger Agreement.

The market price of DISH common stock is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the business, operations and prospects of DISH or EchoStar and regulatory considerations, many of which are factors beyond DISH’s and EchoStar’s control.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending

Uncertainty about the effect of the Merger on employees, commercial partners and customers may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or making other decisions concerning us or seek to change existing business relationships with us. Certain of our contracts contain change of control restrictions that may give rise to a right of termination or cancellation in connection with the Merger. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, our business could be harmed. Furthermore, the Merger Agreement contains restrictions on our ability to take certain actions outside the ordinary course of business prior to the closing of the Merger, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the closing.

The Merger Agreement restricts our ability to pursue alternatives to the Merger

The merger agreement contains provisions that make it more difficult for us to enter into alternative transactions. The merger agreement prohibits us from soliciting alternative acquisition proposals from third parties, providing information to third parties and engaging in discussions with third parties regarding alternative acquisition proposals. These provisions could discourage a potential third-party acquirer that might have an interest in us from considering or pursuing an alternative transaction with us or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid in the Merger.

The Merger is subject to a number of conditions, including receipt of certain regulatory approvals. Failure to complete the Merger could negatively impact our business, financial results and stock price

The completion of the Merger is subject to the satisfaction of a number of conditions including, among others, the receipt of certain regulatory approvals. As a condition to granting the necessary approvals or clearances, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the business of the combined company after the completion of the Merger. Any one of these requirements, limitations, costs, or restrictions could jeopardize or delay the completion of or reduce the anticipated benefits of the Merger. If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses and regulatory filings; and
•matters relating to the Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our employees, commercial partners and customers. We could also be subject to litigation, including litigation related to failure to complete the Merger or to enforce DISH’s’ obligations under the Merger Agreement. If the Merger is not consummated, there can be no assurance that the risks described above will not materially affect our business, financial results and stock price.

Litigation relating to the Merger may be filed against our board of directors and/or our special committee that could prevent or delay the closing of the Merger and/or result in the payment of damages following the closing

In connection with the Merger, it is possible that our stockholders may file lawsuits against our board of directors and/or our special committee. Among other remedies, these stockholders could seek damages and/or to enjoin the Merger. The outcome of any litigation is uncertain and any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows following the Merger.

The shares of DISH common stock to be received by EchoStar stockholders upon the closing will have different rights from shares of EchoStar common stock

Upon the closing, our stockholders will no longer be stockholders of EchoStar. Instead, our former stockholders will become DISH stockholders and their rights as DISH stockholders will be governed by the terms of the certificate of incorporation and bylaws of DISH. These documents are in some respects different than the terms of our certificate of incorporation and bylaws, which currently govern the rights of our stockholders.

Our business may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Synergies from the Merger may not be realized within expected timeframes or at all

The combination of two separate businesses is complex, costly and time-consuming and may divert significant management attention and resources to combining our and DISH’s business practices and operations. This process may disrupt our business. The failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of DISH and could adversely affect the results of operations of the combined company following the Merger. The overall combination of our and DISH’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in integrating employees and attracting and retaining key personnel;
•challenges in retaining existing, and obtaining new customers, suppliers and other commercial relationships;
•difficulties in managing the expanded operations of a significantly larger and more complex company; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of our control and/or will be outside the control of DISH and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of DISH. In addition, even if the operations of our and DISH’s businesses are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could negatively impact the price of the DISH common stock following the Merger. As a result, it cannot be assured that the combination of us and DISH will result in the realization of the full benefits expected from the Merger within the anticipated time frames or at all.

The market price for DISH common stock following the closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock

Upon the closing of the Merger, our stockholders will receive shares of DISH common stock. DISH’s business and financial position will differ from our business and financial position before the closing and, accordingly, the results of operations of DISH will be affected by some factors that are different from those currently affecting our operating results. Accordingly, the market price and performance of DISH common stock is likely to be different from the performance of our common stock in the absence of the Merger. In addition, it is anticipated that DISH will issue a significant number of shares of DISH common stock in the Merger. The issuance of these new shares could have the effect of depressing the market price of the DISH common stock.

Following the Merger, DISH will be controlled by one principal stockholder

Charles W. Ergen, our Chairman and the Chairman of DISH, beneficially owns approximately 93% of the total voting power of all classes of our shares and approximately 90.4% of the total voting power of all classes of DISH shares. Mr. Ergen and related stockholders have agreed, pursuant to the support agreement entered into in connection with the Merger,to not vote, or cause or direct to be voted, the shares of DISH Class A Common Stock owned by them, other than with respect of any matter presented to the holders of DISH Class A Common Stock on which holders of DISH Class B Common Stock are not entitled to vote, for three years following the closing of the Merger, such that the Ergen stockholders’ voting power of DISH does not increase as a result of the Merger from the voting power owned by them as of the date of the entry into the Merger Agreement. Through his beneficial ownership of EchoStar and DISH’s equity securities, Mr. Ergen has the ability to elect a majority of the directors and to control all other matters requiring the approval of EchoStar or DISH stockholders, and will continue to have such ability as to DISH following completion of the Merger. As a result of Mr. Ergen’s voting power, we and DISH currently each are, and following the Merger DISH will be, a “controlled company” as defined in the NASDAQ listing rules and, therefore, not subject to certain NASDAQ requirements relating to director independence and nomination and board committee composition. In addition, following the Merger, it may be difficult for a third party to acquire DISH, even if doing so may be beneficial to shareholders, because of DISH’s ownership structure. In addition, future sales of DISH common stock by Mr. Ergen could adversely affect the DISH stock price. The parties have agreed to enter into a registration rights agreement reasonably acceptable to the parties providing for the registration of the Ergen stockholders’ shares of DISH Class A Common Stock or DISH Class B Common Stock received as part of the

Merger consideration and/or DISH Class B Common Stock held by such stockholders immediately prior to the closing of the Merger.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders

Aside from their interests as stockholders, certain of our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally. These interests include, among others, rights to continuing indemnification and directors’ and officers’ liability insurance. Charles Ergen, director and Chairman of both EchoStar and DISH, will serve as a director and Chairman of DISH following the Merger. In addition, Hamid Akhavan, the President and Chief Executive Officer of EchoStar, will serve as President and Chief Executive Officer of the combined company following the Merger. Our special committee was aware of and considered these interests, among other things, in negotiating and deciding to approve, and recommend to the our board of directors, the merger agreement and the Merger, and the our board of directors was aware of and considered these interests, among other things, in deciding to approve the merger agreement and the Merger.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On August 8, 2023, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended June 30, 2023. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

Rule 10b5-1 Trading Plans

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
31.1 (H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1 (I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1 (I)	Press release dated August 8, 2023 issued by EchoStar Corporation regarding financial results for the period ended June 30, 2023.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
(H)    Filed herewith.
(I)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 8, 2023	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Date: August 8, 2023	By:	/s/ Veronika Takacs
Veronika Takacs
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)