Form 10-Q
period 2023-09-30
Hughes Satellite Systems Corp
filed 2023-11-06
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.

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

As of November 2, 2023, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

HUGHES SATELLITE SYSTEMS CORPORATION

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2) (a) of Form 10-Q.

PART I: FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about our estimates, expectations, future developments, plans, objectives, strategies, financial condition, expected impact of regulatory developments and legal proceedings, opportunities in our industries and businesses and other trends and projections for the next fiscal quarter and beyond. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements may also be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “project,” “continue,” “future,” “will,” “would,” “could,” “can,” “may” and similar terms. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and represent management’s current views and assumptions based on past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. Forward-looking statements are not guarantees of future performance, events or results and involve potential known and unknown risks, uncertainties, and other factors, many of which may be beyond our control and may pose a risk to our operating and financial condition both the near- and long-term. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors including, but not limited to:
•risks relating to the ability of our parent company, EchoStar Corporation (“EchoStar”) to complete and realize the expected benefits of the pending merger with DISH Network Corporation;
•risks relating to EchoStar’s substantially increased leverage following completion of the pending merger with DISH Network Corporation;
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
i

ITEM 1. FINANCIAL STATEMENTS
HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$925,246	$653,132
Marketable investment securities	694,582	799,769
Trade accounts receivable and contract assets, net	235,402	236,336
Other current assets, net	303,972	275,202
Total current assets	2,159,202	1,964,439
Non-current assets:
Property and equipment, net	1,267,404	1,376,004
Operating lease right-of-use assets	142,973	150,632
Goodwill	532,710	532,491
Regulatory authorizations, net	408,148	408,619
Other intangible assets, net	13,975	15,698
Other investments, net	45,048	83,523
Other non-current assets, net	295,833	285,877
Total non-current assets	2,706,091	2,852,844
Total assets	$4,865,293	$4,817,283

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$79,434	$98,229
Contract liabilities	122,288	121,739
Accrued expenses and other current liabilities	397,541	393,899
Total current liabilities	599,263	613,867
Non-current liabilities:
Long-term debt, net	1,497,396	1,496,777
Deferred tax liabilities, net	301,020	289,757
Operating lease liabilities	127,114	135,122
Other non-current liabilities	126,925	133,897
Total non-current liabilities	2,052,455	2,055,553
Total liabilities	2,651,718	2,669,420

Commitments and Contingencies (Note 13)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,483,032	1,479,857
Accumulated other comprehensive income (loss)	(161,810)	(170,184)
Accumulated earnings (losses)	799,963	741,754
Total Hughes Satellite Systems Corporation shareholder's equity	2,121,185	2,051,427
Non-controlling interests	92,390	96,436
Total shareholder's equity	2,213,575	2,147,863
Total liabilities and shareholder's equity	$4,865,293	$4,817,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Services and other revenue	$357,501	$403,162	$1,102,689	$1,240,566
Equipment revenue	53,704	96,004	197,378	263,341
Total revenue	411,205	499,166	1,300,067	1,503,907
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	131,790	143,319	396,685	425,289
Cost of sales - equipment (exclusive of depreciation and amortization)	43,125	74,328	150,961	213,481
Selling, general and administrative expenses	97,614	105,518	304,166	323,961
Research and development expenses	6,464	9,181	21,560	25,562
Depreciation and amortization	96,630	103,648	292,204	327,190
Total costs and expenses	375,623	435,994	1,165,576	1,315,483
Operating income (loss)	35,582	63,172	134,491	188,424
Other income (expense):
Interest income, net	22,807	8,881	60,911	15,440
Interest expense, net of amounts capitalized	(22,037)	(22,787)	(66,770)	(69,261)
Gains (losses) on investments, net	22	—	252	214
Equity in earnings (losses) of unconsolidated affiliates, net	(1,978)	(1,426)	(3,075)	(4,441)
Other-than-temporary impairment losses on equity method investments	—	—	(33,400)	—
Foreign currency transaction gains (losses), net	(1,521)	(2,087)	4,792	1,690
Other, net	(13)	(256)	(1,232)	(684)
Total other income (expense), net	(2,720)	(17,675)	(38,522)	(57,042)
Income (loss) before income taxes	32,862	45,497	95,969	131,382
Income tax benefit (provision), net	(10,546)	(15,695)	(43,765)	(45,667)
Net income (loss)	22,316	29,802	52,204	85,715
Less: Net loss (income) attributable to non-controlling interests	2,712	2,854	6,005	8,736
Net income (loss) attributable to HSSC	$25,028	$32,656	$58,209	$94,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$22,316	$29,802	$52,204	$85,715
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,163)	(16,452)	10,387	(8,909)
Unrealized gains (losses) on available-for-sale securities	(83)	327	(304)	(189)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	21	—	250	3
Total other comprehensive income (loss), net of tax	(12,225)	(16,125)	10,333	(9,095)
Comprehensive income (loss)	10,091	13,677	62,537	76,620
Less: Comprehensive loss (income) attributable to non-controlling interests	4,615	5,108	4,046	8,427
Comprehensive income (loss) attributable to HSSC	$14,706	$18,785	$66,583	$85,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited, in thousands)

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, June 30, 2022	$1,477,604	$(168,914)	$654,136	$101,327	$2,064,153
Stock-based compensation	1,253	—	—	—	1,253
Other comprehensive income (loss)	—	(13,871)	—	(2,254)	(16,125)
Net income (loss)	—	—	32,656	(2,854)	29,802
Balance, September 30, 2022	$1,478,857	$(182,785)	$686,792	$96,219	$2,079,083

Balance, June 30, 2023	$1,481,996	$(151,488)	$774,935	$97,005	$2,202,448
Stock-based compensation	1,036	—	—	—	1,036
Other comprehensive income (loss)	—	(10,322)	—	(1,903)	(12,225)
Net income (loss)	—	—	25,028	(2,712)	22,316
Balance, September 30, 2023	$1,483,032	$(161,810)	$799,963	$92,390	$2,213,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited, in thousands)

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Stock-based compensation	3,171	—	—	—	3,171
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,090)	—	—	44,393	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	(9,404)	—	309	(9,095)
Net income (loss)	—	—	94,451	(8,736)	85,715
Balance, September 30, 2022	$1,478,857	$(182,785)	$686,792	$96,219	$2,079,083

Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Stock-based compensation	3,175	—	—	—	3,175
Other comprehensive income (loss)	—	8,374	—	1,959	10,333
Net income (loss)	—	—	58,209	(6,005)	52,204
Balance, September 30, 2023	$1,483,032	$(161,810)	$799,963	$92,390	$2,213,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$52,204	$85,715
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	292,204	327,190
Losses (gains) on investments, net	(252)	(214)
Equity in losses (earnings) of unconsolidated affiliates, net	3,075	4,441
Foreign currency transaction losses (gains), net	(4,792)	(1,690)
Deferred tax provision (benefit), net	11,036	21,020
Stock-based compensation	3,175	3,171
Amortization of debt issuance costs	619	582
(Accretion of discounts) and amortization of premiums on debt investments	(20,010)	72
Other-than-temporary impairment losses on equity method investments	33,400	—
Other, net	2,430	27,575
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	2,821	(63,508)
Other current assets, net	(30,638)	12,348
Trade accounts payable	(21,338)	(7,083)
Contract liabilities	549	(13,759)
Accrued expenses and other current liabilities	4,516	(30,115)
Non-current assets and non-current liabilities, net	(18,964)	(19,857)
Net cash provided by (used for) operating activities	310,035	345,888

Cash flows from investing activities:
Purchases of marketable investment securities	(964,388)	(506,329)
Sales and maturities of marketable investment securities	1,092,773	866,353
Expenditures for property and equipment	(142,319)	(176,665)
Expenditures for externally marketed software	(22,373)	(16,926)
India JV formation	—	(7,892)
Dividend received from unconsolidated affiliate	—	2,000
Net cash provided by (used for) investing activities	(36,307)	160,541

Cash flows from financing activities:
Payment of in-orbit incentive obligations	(3,144)	(2,422)
Payment of finance lease obligations	—	(114)
Dividend paid to EchoStar	—	(100,000)
Net cash provided by (used for) financing activities	(3,144)	(102,536)

Effect of exchange rates on cash and cash equivalents	1,524	(3,007)
Net increase (decrease) in cash and cash equivalents	272,108	400,886
Cash and cash equivalents, including restricted amounts, beginning of period	654,473	430,148
Cash and cash equivalents, including restricted amounts, end of period	$926,581	$831,034

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

On August 8, 2023, EchoStar entered into an Agreement and Plan of Merger (“the Original Merger Agreement”) with DISH Network Corporation, a Nevada corporation (“DISH”), and Eagle Sub Corp (“Eagle Sub”), a Nevada corporation and a wholly owned subsidiary of DISH. The Original Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Eagle Sub would merge with and into EchoStar, with EchoStar surviving as a wholly owned subsidiary of DISH.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On October 2, 2023, EchoStar entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with DISH and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar (“Merger Sub”). The Amended Merger Agreement revises the structure of the merger of DISH and EchoStar contemplated by the Original Merger Agreement. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Amended Merger Agreement, Merger Sub will merge with and into DISH (the “Merger”), with DISH surviving the Merger as a wholly owned subsidiary of EchoStar. The expected proportional ownership of existing EchoStar stockholders and DISH stockholders in the combined company upon the consummation of the Merger remains the same as the expected proportional ownership contemplated by the Original Merger Agreement. Pursuant to the Amended Merger Agreement, at the effective time of the Merger, (the “Effective Time”), each share of DISH Class A Common Stock, par value $0.01 per share (“DISH Class A Common Stock”) and DISH Class C Common Stock, par value $0.01 per share (“DISH Class C Common Stock”), outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Class B Common Stock, par value $0.01 per share (“DISH Class B Common Stock”), outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Class A Common Stock, DISH Class B Common Stock and DISH Class C Common Stock (collectively, “DISH Common Stock”) that are held in DISH’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof. Refer to Note 17. Subsequent Events for further details.

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

Use of Estimates

We are required to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations; (ii) allowances for doubtful accounts, and estimated credit losses on investments; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) estimates of future cash flows used to evaluate and recognize impairments.

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

Government Assistance

On January 1, 2022, we adopted ASU No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Company is currently participating in three government programs: New York-Connect America Fund, New York Broadband, and Affordable Connectivity Plan. The purpose of these programs is to provide internet and connectivity services to qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in Services and other revenue, and associated expenses such as salaries and supplies are recorded in Cost of sales - services and other, Research and development or Selling, general and administrative expenses, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in Trade accounts receivable and contract assets, net. During the three and nine months ended September 30, 2023, the Company recognized $4.6 and $12.7 million in Service and other revenue, respectively. As of September 30, 2023, we have trade accounts receivable of $2.8 million related to our government programs.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

Business Combinations - Joint Venture Formations

In August 2023, the FASB issued ASU No. 2023-05 - Business Combinations—Joint Venture Formations to reduce diversity in practice and provide decision-useful information to a joint venture’s investors. The ASU requires that a joint venture apply a new basis of accounting upon formation. Specifically, the newly formed joint venture will be required to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this ASU do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The guidance in this ASU is effective prospectively for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. This ASU is applied prospectively to all newly formed joint ventures on or after the adoption date.

Leases - Common Control Arrangements

In March 2023, the FASB issued ASU No. 2023-01 - Leases (Topic 842): Common Control Arrangements. Among other things, this ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. Additional disclosures are required when the useful life of leasehold improvements to the common control group exceeds the related lease term. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance prospectively to all new leasehold improvements recognized on or after the adoption date and we do not expect it to have a material impact on our Consolidated Financial Statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3. REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of
	September 30, 2023	December 31, 2022
Trade accounts receivable and contract assets, net:
Sales and services	$165,444	$170,466
Leasing and other	9,856	7,935
Total trade accounts receivable	175,300	178,401
Contract assets	76,824	73,293
Allowance for doubtful accounts	(16,722)	(15,358)
Total trade accounts receivable and contract assets, net	$235,402	$236,336

Contract liabilities:
Current	$122,288	$121,739
Non-current	6,999	8,326
Total contract liabilities	$129,287	$130,065

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue	$7,608	$6,175	$80,157	$115,974

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended September 30,
	2023	2022
Balance at beginning of period	$64,447	$82,986
Additions	34,708	45,172
Amortization expense	(46,722)	(57,822)
Foreign currency translation	681	156
Balance at end of period	$53,114	$70,492

We recognized amortization expenses related to contract acquisition costs of $14.6 million and $18.2 million for the three months ended September 30, 2023 and 2022, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Performance Obligations

As of September 30, 2023, the remaining performance obligations for our customer contracts was approximately $1.2 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
North America	$324,722	$6,446	$(574)	$330,594
South and Central America	39,843	—	—	39,843
Other	39,644	—	1,124	40,768
Total revenue	$404,209	$6,446	$550	$411,205

For the three months ended September 30, 2022
North America	$389,181	$4,981	$(393)	$393,769
South and Central America	40,290	—	—	40,290
Other	60,094	—	5,013	65,107
Total revenue	$489,565	$4,981	$4,620	$499,166

For the nine months ended September 30, 2023
North America	$1,038,234	$18,563	$(1,624)	$1,055,173
South and Central America	119,528	—	—	119,528
Other	121,977	—	3,389	125,366
Total revenue	$1,279,739	$18,563	$1,765	$1,300,067

For the nine months ended September 30, 2022
North America	$1,187,301	$14,305	$(939)	$1,200,667
South and Central America	125,256	—	—	125,256
Other	162,955	—	15,029	177,984
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
Services and other revenue:
Services	$341,575	$4,308	$—	$345,883
Lease revenue	8,925	2,138	555	11,618
Total services and other revenue	350,500	6,446	555	357,501
Equipment revenue:
Equipment	24,701		(5)	24,696
Design, development and construction services	26,235	—	—	26,235
Lease revenue	2,773	—	—	2,773
Total equipment revenue	53,709	—	(5)	53,704
Total revenue	$404,209	$6,446	$550	$411,205

For the three months ended September 30, 2022
Services and other revenue:
Services	$383,738	$3,247	$—	$386,985
Lease revenue	9,822	1,734	4,621	16,177
Total services and other revenue	393,560	4,981	4,621	403,162
Equipment revenue:
Equipment	33,585	—	(1)	33,584
Design, development and construction services	60,606	—	—	60,606
Lease revenue	1,814	—	—	1,814
Total equipment revenue	96,005	—	(1)	96,004
Total revenue	$489,565	$4,981	$4,620	$499,166

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2023
Services and other revenue:
Services	$1,054,348	$12,205	$—	$1,066,553
Lease revenue	28,013	6,358	1,765	36,136
Total services and other revenue	1,082,361	18,563	1,765	1,102,689
Equipment revenue:
Equipment	72,348		—	72,348
Design, development and construction services	114,615	—	—	114,615
Lease revenue	10,415	—	—	10,415
Total equipment revenue	197,378	—	—	197,378
Total revenue	$1,279,739	$18,563	$1,765	$1,300,067

For the nine months ended September 30, 2022
Services and other revenue:
Services	$1,181,460	$9,343	$—	$1,190,803
Lease revenue	30,711	4,962	14,090	49,763
Total services and other revenue	1,212,171	14,305	14,090	1,240,566
Equipment revenue:
Equipment	86,878	—	—	86,878
Design, development and construction services	172,822	—	—	172,822
Lease revenue	3,641	—	—	3,641
Total equipment revenue	263,341	—	—	263,341
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Sales-type lease revenue:
Revenue at lease commencement	$2,272	$1,514	$8,913	$2,735
Interest income	501	300	1,502	906
Total sales-type lease revenue	2,773	1,814	10,415	3,641
Operating lease revenue	11,618	16,177	36,136	49,763
Total lease revenue	$14,391	$17,991	$46,551	$53,404

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 4. MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of
	September 30, 2023	December 31, 2022
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$145,942	$154,580
Commercial paper	505,700	643,526
Other debt securities	42,940	1,663
Total marketable investment securities	$694,582	$799,769

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2023
Corporate bonds	$145,970	$57	$(85)	$145,942
Commercial paper	505,700	—	—	505,700
Other debt securities	42,945	—	(5)	42,940
Total available-for-sale debt securities	$694,615	$57	$(90)	$694,582
As of December 31, 2022
Corporate bonds	$154,517	$119	$(56)	$154,580
Commercial paper	643,553	—	(27)	643,526
Other debt securities	1,663	—	—	1,663
Total available-for-sale debt securities	$799,733	$119	$(83)	$799,769

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$71,586	$—	$203,307	$37,904

As of September 30, 2023, we have $686.8 million of available-for-sale debt securities with contractual maturities of one year or less and $7.8 with contractual maturities greater than one year.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of September 30, 2023
Cash equivalents (including restricted)	$179	$818,107	$818,286
Available-for-sale debt securities:
Corporate bonds	$—	$145,942	$145,942
Commercial paper	—	505,700	505,700
Other debt securities	38,272	4,668	42,940
Total marketable investment securities	$38,272	$656,310	$694,582

As of December 31, 2022
Cash equivalents (including restricted)	$496	$548,058	$548,554
Available-for-sale debt securities:
Corporate bonds	$—	$154,580	$154,580
Commercial paper	—	643,526	643,526
Other debt securities	—	1,663	1,663
Total marketable investment securities	$—	$799,769	$799,769

As of September 30, 2023 and December 31, 2022, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of
	September 30, 2023	December 31, 2022
Property and equipment, net:
Satellites, net	$678,708	$754,019
Other property and equipment, net	588,696	621,985
Total property and equipment, net	$1,267,404	$1,376,004

Satellites

As of September 30, 2023, our satellite fleet consisted of eight satellites, five of which are owned and three of which are leased. They are all in geosynchronous (“GEO”) orbit, approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet in service as of September 30, 2023:

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
(1) Depreciable life represents the remaining useful life as of June 8, 2011, the date EchoStar completed the acquisition of Hughes Communications, Inc. (“Hughes Communications”) and its subsidiaries in 2011 (the “Hughes Acquisition”). The satellite is expected to de-orbit in the fourth quarter of 2023.
(2) Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite with a remaining useful life of 7 years as of that time. In the second quarter of 2023 we reduced the estimated useful life of the satellite as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturer, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of the first two quarters. The Company has updated the remaining useful life of AY3 and related ground assets prospectively from April 1, 2023, to reflect the change in estimate. This has increased the depreciation expense for the current nine-month period by $7.4 million. The increase is expected to be $11.1 million for the full year 2023 and $12.8 million for the year 2024, respectively. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.
(3) We own the Ka-band and Ku-band payloads on this satellite.
(4) The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of
		September 30, 2023	December 31, 2022
Satellites, net:
Satellites - owned	5 to 15	$1,505,111	$1,503,435
Satellites - acquired under finance leases	15	364,820	360,642
Total satellites		1,869,931	1,864,077
Accumulated depreciation:
Satellites - owned		(1,049,402)	(988,164)
Satellites - acquired under finance leases		(141,821)	(121,894)
Total accumulated depreciation		(1,191,223)	(1,110,058)
Total satellites, net		$678,708	$754,019

The following table presents the depreciation expense associated with our satellites, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Depreciation expense:
Satellites - owned	$20,847	$18,911	$60,573	$56,831
Satellites - acquired under finance leases	6,126	6,003	18,245	18,127
Total depreciation expense	$26,973	$24,914	$78,818	$74,958

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Capitalized interest	$2,850	$2,206	$8,114	$6,264

Satellite-Related Commitments

As of September 30, 2023 and December 31, 2022 our satellite-related commitments were $121.2 million and $143.5 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites, and commitments for satellite service arrangements.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Except as described above, we are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended September 30, 2023.

Satellite Insurance

We generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. Therefore, we generally bear the risk of any in-orbit failures.

Pursuant to the terms of our joint venture agreement with Yahsat, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which the Company and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite.

Fair Value of In-Orbit Incentives

As of September 30, 2023 and December 31, 2022, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $47.1 million and $50.2 million, respectively.

NOTE 6. REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2021	$10,733	$(1,774)	$8,959	$400,000	$408,959
Amortization expense	—	(617)	(617)	—	(617)
Currency translation adjustments	230	(30)	200	—	200
Balance, September 30, 2022	$10,963	$(2,421)	$8,542	$400,000	$408,542

Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619
Amortization expense	—	(1,305)	(1,305)	—	(1,305)
Currency translation adjustments	1,072	(238)	834	—	834
Balance, September 30, 2023	$12,403	$(4,255)	$8,148	$400,000	$408,148

Weighted-average useful life (in years)		11

NOTE 7. OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of
	September 30, 2023	December 31, 2022
Other investments, net:
Equity method investments	$45,048	$83,523
Total other investments, net	$45,048	$83,523

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

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. During the nine months ended September 30, 2023, we recorded an impairment charge of $33.4 million related to our investment as a result of increased competition and the economic environment for this business. We estimated the fair value of our investment by using the combination of the discounted cash flow model and market value approach.

The following table presents revenue recognized by the Company from our equity method investments:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Deluxe	$1,445	$1,243	$4,233	$3,901
BCS	$924	$2,600	$2,573	$6,321

The following table presents trade accounts receivable from our equity method investments:

	As of
	September 30, 2023	December 31, 2022
Deluxe	$833	$3,026
BCS	$4,061	$5,062

NOTE 8. LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of
		September 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$677,970	$750,000	$727,763
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	642,195	750,000	707,490
Less: Unamortized debt issuance costs		(2,604)	—	(3,223)	—
Total long-term debt, net		$1,497,396	$1,320,165	$1,496,777	$1,435,253
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

Our income tax provision was $10.5 million for the three months ended September 30, 2023 compared to our income tax provision of $15.7 million for the three months ended September 30, 2022. Our effective income tax rate was 32.1% and 34.5% for the three months ended September 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2023 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of research and development credits. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended September 30, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Our income tax provision was $43.8 million for the nine months ended September 30, 2023 compared to our income tax provision of $45.7 million for the nine months ended September 30, 2022. Our effective income tax rate was 45.6% for the nine months ended September 30, 2023, compared to 34.8% for the same period in 2022. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. For the nine months ended September 30, 2022, the variations in our effective tax rate from the U.S. federal statutory rate were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

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

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses - EchoStar	$17,167	$19,586	$58,314	$54,945

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. We report receivables under these arrangements within Related party receivables - EchoStar - current. No repayment schedule for these receivables has been determined.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $1.1 million and $5.0 million for the three months ended September 30, 2023, and 2022, respectively, and $3.4 million and $15.0 million for the nine months ended September 30, 2023 and 2022, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. We report these loans within Related party receivables - EchoStar - non-current.

The following table presents the corresponding related party receivables:

	As of
	September 30, 2023	December 31, 2022
Related party receivables - EchoStar - current	$95,767	$112,985
Related party receivables - EchoStar - non-current	58,048	55,834
Total related party receivables - EchoStar	$153,815	$168,819

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

The following table presents the corresponding related party payables:

	As of
	September 30, 2023	December 31, 2022
Related party payables - EchoStar - current	$236,928	$216,504
Related party payables - EchoStar - non-current	23,287	23,423
Total related party payables - EchoStar	$260,215	$239,927

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $0.5 million for the three months ended September 30, 2023 and 2022 respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 11. RELATED PARTY TRANSACTIONS - DISH NETWORK

Overview

EchoStar and DISH have operated as separate publicly-traded companies since 2008 (the “Spin-off”) A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. See Note 1 - Organization and Business Activities and Note 17 - Subsequent Events for further details on the proposed merger with DISH.

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

In September 2019, pursuant to a master transaction agreement (the “Master Transaction Agreement”) with DISH and a wholly-owned subsidiary of DISH (“DISH Merger Sub”), (i) we transferred certain real property and the various businesses, products, licenses, technology, revenues, billings, operating activities, assets and liabilities primarily related to the former portion of our ESS segment that managed, marketed and provided (1) broadcast satellite services primarily to DISH Network and our former joint venture Dish Mexico, S. de R.L. de C.V. and its subsidiaries (“Dish Mexico”), and (2) telemetry, tracking and control (“TT&C”) services for satellites owned by DISH Network and a portion of our other businesses (collectively, the “BSS Business”) to one of our former subsidiaries, EchoStar BSS Corporation (“BSS Corp.”), (ii) we distributed to each holder of shares of our Class A or Class B common stock entitled to receive consideration in the transaction an amount of shares of common stock of BSS Corp., par value $0.001 per share (“BSS Common Stock”), equal to one share of BSS Common Stock for each share of our Class A or Class B common stock owned by such stockholder (the “Distribution”); and (iii) immediately after the Distribution, (1) DISH Merger Sub merged with and into BSS Corp. (the “BSS Merger”), such that BSS Corp. became a wholly-owned subsidiary of DISH and with DISH then owning and operating the BSS Business, and (2) each issued and outstanding share of BSS Common Stock owned by EchoStar stockholders was converted into the right to receive 0.235 shares of DISH Class A common stock, par value $0.001 per share ((i) - (iii) collectively, the “BSS Transaction”).

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Services and other revenue - DISH Network	$3,015	$4,258	$9,620	$13,589

The following table presents the related trade accounts receivable:

	As of
	September 30, 2023	December 31, 2022
Trade accounts receivable - DISH Network	$2,097	$1,992

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

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network. In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027. The price for warranty and operations and maintenance services is only valid until December 31, 2023. As such, if those services are to continue beyond December 31, 2023, DISH Network and HNS must agree on the price for these services as of January 1, 2024.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Hughes Broadband Distribution Agreement. Effective October 2012, we and DISH Network entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days’before the expiration of the then-current term. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges. The price for warranty and operations and maintenance services is only valid until December 31, 2023. As such, if those services are to continue beyond December 31, 2023, DBSD North America and HNS must agree on the price for these services as of January 1, 2024.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses - DISH Network	$1,154	$1,197	$3,408	$3,401

The following table presents the related trade accounts payable:

	As of
	September 30, 2023	December 31, 2022
Trade accounts payable - DISH Network	$733	$567

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.5 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Whidbey Island 5G Network Test Bed Subcontract. In June 2022, we and DISH Wireless entered into a subcontract (“DISH Subcontract”) pursuant to which DISH will provide access and use of a DISH lab, technical support and integration and testing support for the 5G network test bed to be delivered by Hughes to its customer. DISH Wireless additionally has agreed to lease certain licensed wireless spectrum to Hughes in connection with the project. Between June 2022 and October 2023 the scope of the DISH Subcontract has expanded to include additional spectrum leases and construction and related services work at Whidbey Island and the Lualualei Annex.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and Vice-Chair of our board of directors (effective January 1, 2023), and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2023. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Hughes Systique is a variable interest entity and we are considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidate Hughes Systique’s financial statements in these Consolidated Financial Statements.

TerreStar Solutions

DISH Network owns more than 15% of TerreStar Solutions, Inc. (“TSI”) as of September 30, 2023. In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue from TSI of $0.5 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had no trade accounts receivable from TSI.

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

The following table presents the components of the accrual:

	As of
	September 30, 2023	December 31, 2022
Additional license fees	$3,411	$3,425
Penalties	3,501	3,516
Interest and interest on penalties	81,592	78,327
Less: Payments	(27,855)	(17,785)
Total accrual	60,649	67,483
Less: Current portion	10,147	10,191
Total long-term accrual	$50,502	$57,292

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 14. SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”), who is our Chief Executive Officer. We operate in two business segments: Hughes segment and ESS segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the three months ended September 30, 2023
External revenue	$404,209	$5,873	$1,123	$411,205
Intersegment revenue	—	573	(573)	—
Total revenue	$404,209	$6,446	$550	$411,205

Capital expenditures	$51,214	$130	$—	$51,344
EBITDA	$142,204	$4,868	$(15,638)	$131,434

For the three months ended September 30, 2022
External revenue	$489,565	$4,588	$5,013	$499,166
Intersegment revenue	—	393	(393)	—
Total revenue	$489,565	$4,981	$4,620	$499,166

Capital expenditures	$50,783	$—	$—	$50,783
EBITDA	$175,011	$3,446	$(12,552)	$165,905

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2023
External revenue	$1,279,739	$16,940	$3,388	$1,300,067
Intersegment revenue	—	1,623	(1,623)	—
Total revenue	$1,279,739	$18,563	$1,765	$1,300,067

Capital expenditures	$142,189	$130	$—	$142,319
EBITDA	$440,435	$14,085	$(54,483)	$400,037

For the nine months ended September 30, 2022
External revenue	$1,475,512	$13,366	$15,029	$1,503,907
Intersegment revenue	—	939	(939)	—
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907

Capital expenditures	$176,665	$—	$—	$176,665
EBITDA	$546,109	$9,658	$(34,638)	$521,129

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes	32,862	$45,497	95,969	131,382
Interest income, net	(22,807)	(8,881)	(60,911)	(15,440)
Interest expense, net of amounts capitalized	22,037	22,787	66,770	69,261
Depreciation and amortization	96,630	103,648	292,204	327,190
Net loss (income) attributable to non-controlling interests	2,712	2,854	6,005	8,736
EBITDA	$131,434	$165,905	$400,037	$521,129

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 15. SUPPLEMENTAL FINANCIAL INFORMATION

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of
	September 30, 2023	December 31, 2022
Other current assets, net:
Inventory	167,181	123,006
Related party receivables - EchoStar	$95,767	$112,985
Prepaids and deposits	24,792	23,948
Trade accounts receivable - DISH Network	2,097	1,992
Other, net	14,135	13,271
Total other current assets	$303,972	$275,202

Other non-current assets, net:
Capitalized software, net	$117,473	$116,844
Related party receivables - EchoStar	58,048	55,834
Contract acquisition costs, net	53,114	64,447
Deferred tax assets, net	8,766	7,822
Restricted cash	1,335	1,341
Contract fulfillment costs, net	1,780	1,931
Other receivables, net	33,517	15,249
Other, net	21,800	22,409
Total other non-current assets, net	$295,833	$285,877

Inventory

The following table presents the components of inventory:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$40,227	$32,920
Work-in-process	25,316	16,408
Finished goods	101,638	73,678
Total inventory	$167,181	$123,006

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of
	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$236,928	$216,504
Accrued compensation	42,562	40,684
Accrued expenses	37,626	35,909
Operating lease obligation	17,799	17,766
Accrued interest	16,399	39,194
Accrued taxes	12,309	10,631
Accrual for license fee dispute	10,147	10,191
In-orbit incentive obligations	4,737	5,369
Trade accounts payable - DISH Network	733	567
Other	18,301	17,084
Total accrued expenses and other current liabilities	$397,541	$393,899

Other non-current liabilities:
Accrual for license fee dispute	$50,502	$57,292
In-orbit incentive obligations	42,324	44,836
Related party payables - EchoStar	23,287	23,423
Contract liabilities	6,999	8,326
Other	3,813	20
Total other non-current liabilities	$126,925	$133,897

Supplemental and Non-cash Investing and Financing Activities

The following table presents the year-to-date supplemental and non-cash investing and financing activities:

	For the nine months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$92,257	$92,795
Cash paid for income taxes, net of refunds	$3,233	$8,317

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$(2,212)	$(7,097)
Non-cash net assets received as part of the India JV formation	$—	$36,701

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Balance Sheet as of September 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$818,287	$22,668	$84,291	$—	$925,246
Marketable investment securities	694,582	—	—	—	694,582
Trade accounts receivable and contract assets, net	—	161,502	73,900	—	235,402
Other current assets, net	2,568	1,553,719	272,203	(1,524,518)	303,972
Total current assets	1,515,437	1,737,889	430,394	(1,524,518)	2,159,202
Non-current assets:
Property and equipment, net	—	1,083,111	184,293	—	1,267,404
Operating lease right-of-use assets	—	115,642	27,331	—	142,973
Goodwill	—	504,173	28,537	—	532,710
Regulatory authorizations, net	—	400,000	8,148	—	408,148
Other intangible assets, net	—	11,385	2,590	—	13,975
Other investments, net	8,659	—	36,389	—	45,048
Investment in subsidiaries	3,391,070	297,836	—	(3,688,906)	—
Other non-current assets, net	1,112	260,847	163,329	(129,455)	295,833
Total non-current assets	3,400,841	2,672,994	450,617	(3,818,361)	2,706,091
Total assets	$4,916,278	$4,410,883	$881,011	$(5,342,879)	$4,865,293
Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$1	$67,587	$11,846	$—	$79,434
Contract liabilities	—	117,993	4,295	—	122,288
Accrued expenses and other current liabilities	1,297,696	323,497	300,866	(1,524,518)	397,541
Total current liabilities	1,297,697	509,077	317,007	(1,524,518)	599,263
Non-current liabilities:
Long-term debt, net	1,497,396	—	—	—	1,497,396
Deferred tax liabilities, net	—	300,160	1,451	(591)	301,020
Operating lease liabilities	—	104,835	22,279	—	127,114
Other non-current liabilities	—	106,302	149,487	(128,864)	126,925
Total non-current liabilities	1,497,396	511,297	173,217	(129,455)	2,052,455
Total liabilities	2,795,093	1,020,374	490,224	(1,653,973)	2,651,718
Shareholder's equity:
Total Hughes Satellite Systems Corporation shareholder's equity	2,121,185	3,390,509	298,397	(3,688,906)	2,121,185
Non-controlling interests	—	—	92,390	—	92,390
Total shareholder's equity	2,121,185	3,390,509	390,787	(3,688,906)	2,213,575
Total liabilities and shareholder's equity	$4,916,278	$4,410,883	$881,011	$(5,342,879)	$4,865,293

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$291,125	$74,474	$(8,098)	$357,501
Equipment revenue	—	50,989	7,106	(4,391)	53,704
Total revenue	—	342,114	81,580	(12,489)	411,205
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	96,841	43,917	(8,968)	131,790
Cost of sales - equipment (exclusive of depreciation and amortization)	—	42,046	4,438	(3,359)	43,125
Selling, general and administrative expenses	—	80,088	17,688	(162)	97,614
Research and development expenses	—	6,383	81	—	6,464
Depreciation and amortization	—	68,635	27,995	—	96,630
Total costs and expenses	—	293,993	94,119	(12,489)	375,623
Operating income (loss)	—	48,121	(12,539)	—	35,582
Other income (expense):
Interest income, net	21,071	1,422	1,197	(883)	22,807
Interest expense, net of amounts capitalized	(22,475)	1,815	(2,260)	883	(22,037)
Gains (losses) on investments, net	22	—	—	—	22
Equity in earnings (losses) of unconsolidated affiliates, net	681	—	(2,659)	—	(1,978)
Other-than-temporary impairment losses on equity method investments	—	—	—	—	—
Equity in earnings (losses) of subsidiaries, net	25,816	(16,449)	—	(9,367)	—
Foreign currency transaction gains (losses), net	—	724	(2,245)	—	(1,521)
Other, net	—	1	(14)	—	(13)
Total other income (expense), net	25,115	(12,487)	(5,981)	(9,367)	(2,720)
Income (loss) before income taxes	25,115	35,634	(18,520)	(9,367)	32,862
Income tax benefit (provision), net	(87)	(9,818)	(641)	—	(10,546)
Net income (loss)	25,028	25,816	(19,161)	(9,367)	22,316
Less: Net loss (income) attributable to non-controlling interests	—	—	2,712	—	2,712
Net income (loss) attributable to HSSC	$25,028	$25,816	$(16,449)	$(9,367)	$25,028

Net income (loss)	$25,028	$25,816	$(19,161)	$(9,367)	$22,316
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(12,163)	—	(12,163)
Unrealized gains (losses) on available-for-sale securities	(83)	—	—	—	(83)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	21	—	—	—	21
Equity in other comprehensive income (loss) of subsidiaries, net	(10,260)	(10,260)	—	20,520	—
Total other comprehensive income (loss), net of tax	(10,322)	(10,260)	(12,163)	20,520	(12,225)
Comprehensive income (loss)	14,706	15,556	(31,324)	11,153	10,091
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	4,615	—	4,615
Comprehensive income (loss) attributable to HSSC	$14,706	$15,556	$(26,709)	$11,153	$14,706

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$331,453	$78,443	$(6,734)	$403,162
Equipment revenue	—	94,371	7,087	(5,454)	96,004
Total revenue	—	425,824	85,530	(12,188)	499,166
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	109,191	41,481	(7,353)	143,319
Cost of sales - equipment (exclusive of depreciation and amortization)	—	73,821	4,852	(4,345)	74,328
Selling, general and administrative expenses	—	85,551	20,457	(490)	105,518
Research and development expenses	—	9,082	99	—	9,181
Depreciation and amortization	—	71,414	32,234	—	103,648
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	349,059	99,123	(12,188)	435,994
Operating income (loss)	—	76,765	(13,593)	—	63,172
Other income (expense):
Interest income, net	7,738	1,350	1,059	(1,266)	8,881
Interest expense, net of amounts capitalized	(22,463)	1,064	(2,654)	1,266	(22,787)
Gains (losses) on investments, net	—	—	—	—	—
Equity in earnings (losses) of unconsolidated affiliates, net	319	—	(1,745)	—	(1,426)
Equity in earnings (losses) of subsidiaries, net	43,769	(17,534)	—	(26,235)	—
Foreign currency transaction gains (losses), net	—	1,968	(4,055)	—	(2,087)
Other, net	—	—	(256)	—	(256)
Total other income (expense), net	29,363	(13,152)	(7,651)	(26,235)	(17,675)
Income (loss) before income taxes	29,363	63,613	(21,244)	(26,235)	45,497
Income tax benefit (provision), net	3,293	(19,844)	856	—	(15,695)
Net income (loss)	32,656	43,769	(20,388)	(26,235)	29,802
Less: Net loss (income) attributable to non-controlling interests	—	—	2,854	—	2,854
Net income (loss) attributable to HSSC	$32,656	$43,769	$(17,534)	$(26,235)	$32,656
Comprehensive income (loss):
Net income (loss)	$32,656	$43,769	$(20,388)	$(26,235)	$29,802
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(16,452)	—	(16,452)
Unrealized gains (losses) on available-for-sale securities	327	—	—	—	327
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	—	—	—	—	—
Equity in other comprehensive income (loss) of subsidiaries, net	(14,197)	(14,197)	—	28,394	—
Total other comprehensive income (loss), net of tax	(13,870)	(14,197)	(16,452)	28,394	(16,125)
Comprehensive income (loss)	18,786	29,572	(36,840)	2,159	13,677
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	5,108	—	5,108
Comprehensive income (loss) attributable to HSSC	$18,786	$29,572	$(31,732)	$2,159	$18,785

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$898,117	$225,931	$(21,359)	$1,102,689
Equipment revenue	—	188,541	22,306	(13,469)	197,378
Total revenue	—	1,086,658	248,237	(34,828)	1,300,067
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	293,707	126,964	(23,986)	396,685
Cost of sales - equipment (exclusive of depreciation and amortization)	—	147,130	14,332	(10,501)	150,961
Selling, general and administrative expenses	270	249,460	54,777	(341)	304,166
Research and development expenses	—	21,336	224	—	21,560
Depreciation and amortization	—	207,285	84,919	—	292,204
Total costs and expenses	270	918,918	281,216	(34,828)	1,165,576
Operating income (loss)	(270)	167,740	(32,979)	—	134,491
Other income (expense):
Interest income, net	55,992	4,181	3,387	(2,649)	60,911
Interest expense, net of amounts capitalized	(67,416)	4,981	(6,984)	2,649	(66,770)
Gains (losses) on investments, net	252	—	—	—	252
Equity in earnings (losses) of unconsolidated affiliates, net	1,740	—	(4,815)	—	(3,075)
Other-than-temporary impairment losses on equity method investments	—	—	(33,400)	—	(33,400)
Equity in earnings (losses) of subsidiaries, net	66,506	(68,065)	—	1,559	—
Foreign currency transaction gains (losses), net	—	154	4,638	—	4,792
Other, net	—	1	(1,233)	—	(1,232)
Total other income (expense), net	57,074	(58,748)	(38,407)	1,559	(38,522)
Income (loss) before income taxes	56,804	108,992	(71,386)	1,559	95,969
Income tax benefit (provision), net	1,405	(42,486)	(2,684)	—	(43,765)
Net income (loss)	58,209	66,506	(74,070)	1,559	52,204
Less: Net loss (income) attributable to non-controlling interests	—	—	6,005	—	6,005
Net income (loss) attributable to HSSC	$58,209	$66,506	$(68,065)	$1,559	$58,209
Comprehensive income (loss):
Net income (loss)	$58,209	$66,506	$(74,070)	$1,559	$52,204
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	10,387	—	10,387
Unrealized gains (losses) on available-for-sale securities	(304)	—	—	—	(304)
Other	—	—	—	—	—
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	250	—	—	—	250
Equity in other comprehensive income (loss) of subsidiaries, net	8,428	8,428	—	(16,856)	—
Total other comprehensive income (loss), net of tax	8,374	8,428	10,387	(16,856)	10,333
Comprehensive income (loss)	66,583	74,934	(63,683)	(15,297)	62,537
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	4,046	—	4,046
Comprehensive income (loss) attributable to HSSC	$66,583	$74,934	$(59,637)	$(15,297)	$66,583

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2022

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenue:
Services and other revenue	$—	$1,016,575	$242,844	$(18,853)	$1,240,566
Equipment revenue	—	260,913	18,367	(15,939)	263,341
Total revenue	—	1,277,488	261,211	(34,792)	1,503,907
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	—	321,501	126,025	(22,237)	425,289
Cost of sales - equipment (exclusive of depreciation and amortization)	—	212,955	11,693	(11,167)	213,481
Selling, general and administrative expenses	—	261,154	64,195	(1,388)	323,961
Research and development expenses	—	25,298	264	—	25,562
Depreciation and amortization	—	222,381	104,809	—	327,190
Impairment of long-lived assets	—	—	—	—	—
Total costs and expenses	—	1,043,289	306,986	(34,792)	1,315,483
Operating income (loss)	—	234,199	(45,775)	—	188,424
Other income (expense):
Interest income, net	12,049	4,052	3,146	(3,807)	15,440
Interest expense, net of amounts capitalized	(67,380)	2,843	(8,531)	3,807	(69,261)
Gains (losses) on investments, net	(3)	217	—	—	214
Equity in earnings (losses) of unconsolidated affiliates, net	319	440	(5,200)	—	(4,441)
Equity in earnings (losses) of subsidiaries, net	136,889	(52,582)	—	(84,307)	—
Foreign currency transaction gains (losses), net	—	5,775	(4,085)	—	1,690
Other, net	—	(271)	(413)	—	(684)
Total other income (expense), net	81,874	(39,526)	(15,083)	(84,307)	(57,042)
Income (loss) before income taxes	81,874	194,673	(60,858)	(84,307)	131,382
Income tax benefit (provision), net	12,577	(57,784)	(460)	—	(45,667)
Net income (loss)	94,451	136,889	(61,318)	(84,307)	85,715
Less: Net loss (income) attributable to non-controlling interests	—	—	8,736	—	8,736
Net income (loss) attributable to HSSC	$94,451	$136,889	$(52,582)	$(84,307)	$94,451
Comprehensive income (loss):
Net income (loss)	$94,451	$136,889	$(61,318)	$(84,307)	$85,715
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,909)	—	(8,909)
Unrealized gains (losses) on available-for-sale securities	(189)	—	—	—	(189)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale securities	3	—	—	—	3
Equity in other comprehensive income (loss) of subsidiaries, net	(9,217)	(9,217)	—	18,434	—
Total other comprehensive income (loss), net of tax	(9,403)	(9,217)	(8,909)	18,434	(9,095)
Comprehensive income (loss)	85,048	127,672	(70,227)	(65,873)	76,620
Less: Comprehensive loss (income) attributable to non-controlling interests	—	—	8,427	—	8,427
Comprehensive income (loss) attributable to HSSC	$85,048	$127,672	$(61,800)	$(65,873)	$85,047

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Consolidating Statement of Cash Flows
For the Nine months ended September 30, 2023

	Hughes Satellite Systems Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$58,209	$66,506	$(74,070)	$1,559	$52,204
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:	(112,948)	274,619	97,719	(1,559)	257,831
Net cash provided by (used for) operating activities	(54,739)	341,125	23,649	—	310,035

Cash flows from investing activities:
Purchases of marketable investment securities	(964,388)	—	—	—	(964,388)
Sales and maturities of marketable investment securities	1,092,773	—	—	—	1,092,773
Expenditures for property and equipment	—	(121,222)	(21,097)	—	(142,319)
Expenditures for externally marketed software	—	(22,373)	—	—	(22,373)
Distributions (contributions) and advances from (to) subsidiaries, net	197,036	—	—	(197,036)	—
Net cash provided by (used for) investing activities	325,421	(143,595)	(21,097)	(197,036)	(36,307)

Cash flows from financing activities:
Payment of in-orbit incentive obligations	—	(3,144)	—	—	(3,144)
Contribution (distributions) and advances (to) from parent, net	—	(197,036)	—	197,036	—
Net cash provided by (used for) financing activities	—	(200,180)	—	197,036	(3,144)

Effect of exchange rates on cash and cash equivalents	—	—	1,524	—	1,524
Net increase (decrease) in cash and cash equivalents	270,682	(2,650)	4,076	—	272,108
Cash and cash equivalents, including restricted amounts, beginning of period	547,605	25,318	81,550	—	654,473
Cash and cash equivalents, including restricted amounts, end of period	$818,287	$22,668	$85,626	$—	$926,581

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On October 2, 2023, EchoStar entered into an Amended and Restated Agreement and Plan of Merger with DISH and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar. The Amended Merger Agreement revises the structure of the merger of DISH and EchoStar contemplated by the Original Merger Agreement. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Amended Merger Agreement, Merger Sub will merge with and into DISH, with DISH surviving the Merger as a wholly owned subsidiary of EchoStar. The expected proportional ownership of existing EchoStar stockholders and DISH stockholders in the combined company upon the consummation of the Merger remains the same as the expected proportional ownership contemplated by the Original Merger Agreement. Pursuant to the Amended Merger Agreement, at the effective time of the Merger, each share of DISH Class A Common Stock, par value $0.01 per share, and DISH Class C Common Stock, par value $0.01 per share, outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share, equal to 0.350877. On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Class B Common Stock, par value $0.01 per share, outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share, equal to the Exchange Ratio. Any shares of DISH Class A Common Stock, DISH Class B Common Stock and DISH Class C Common Stock that are held in DISH’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof.

Concurrently with the entry into the Amended Merger Agreement, Charles W. Ergen and Ergen family stockholders entered into an amended support agreement with EchoStar and DISH, pursuant to which the Ergen stockholders agreed to not vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect of any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. The parties have agreed to enter into a registration rights agreement reasonably acceptable to the parties providing for the registration of the Ergen stockholders’ shares of EchoStar Class A Common Stock or EchoStar Class B Common Stock received as part of the Merger consideration and/or EchoStar Class B Common Stock held by such stockholders immediately prior to the closing of the Merger, at EchoStar’s sole cost and expense.

The board of directors of EchoStar (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement. The closing of the Merger is expected to occur in the fourth calendar quarter of 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Amended Merger Agreement provides certain termination rights for each of EchoStar and DISH including, among others, if the consummation of the Merger does not occur on or before April 2, 2024.

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

On August 8, 2023, our parent company EchoStar Corporation (“EchoStar”) entered into an Agreement and Plan of Merger (the “ Original Merger Agreement”) with DISH Network Corporation, a Nevada corporation (“DISH”), and Eagle Sub Corp, a Nevada corporation and a wholly owned subsidiary of DISH. The Original Merger Agreement provided, among other things, that subject to the satisfaction or waiver of the conditions set forth in the agreement, Eagle Sub Corp would merge with and into EchoStar, with EchoStar surviving as a wholly owned subsidiary of DISH.

On October 2, 2023, EchoStar entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with DISH and EAV Corp., a Nevada corporation and a wholly owned subsidiary of EchoStar (“Merger Sub”). The Amended Merger Agreement revises the structure of the merger of DISH and EchoStar contemplated by the Original Merger Agreement. The Amended Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the Amended Merger Agreement, Merger Sub will merge with and into DISH (the “Merger”), with DISH surviving the Merger as a wholly owned subsidiary of EchoStar. The expected proportional ownership of existing EchoStar stockholders and DISH stockholders in the combined company upon the consummation of the Merger remains the same as the expected proportional ownership contemplated by the Original Merger Agreement. Pursuant to the Amended Merger Agreement, at the effective time of the Merger, (the “Effective Time”), each share of DISH Class A Common Stock, par value $0.01 per share (“DISH Class A Common Stock”) and DISH Class C Common Stock, par value $0.01 per share (“DISH Class C Common Stock”), outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock, par value $0.001 per share (“EchoStar Class A Common Stock”), equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Class B Common Stock, par value $0.01 per share (“DISH Class B Common Stock”), outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Class A Common Stock, DISH Class B Common Stock and DISH Class C Common Stock (collectively, “DISH Common Stock”) that are held in DISH’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time will be cancelled and cease to exist and no consideration shall be paid or payable in respect thereof.

Concurrently with the entry into the Amended Merger Agreement, Charles W. Ergen and Ergen family stockholders entered into an amended support agreement with EchoStar and DISH, pursuant to which they have agreed to not vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect of any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. Under the terms of the amended support agreement, EchoStar and the Ergen Stockholders will enter into a registration rights agreement reasonably acceptable to the parties prior to the closing of the Merger providing for the registration of such stockholders’ shares of EchoStar Class A Common Stock or EchoStar Class B Common Stock received as part of the Merger consideration and/or shares of EchoStar Class B Common Stock held by such stockholders immediately prior to the closing of the Merger, at EchoStar’s sole cost and expense.

Upon the consummation of the Merger, the EchoStar Board will consist of eleven directors, comprised of (i) seven individuals who were members of the DISH board as of immediately prior to the Merger, (ii) three individuals who were independent directors on the EchoStar Board as of immediately prior to the Merger and (iii) the President and Chief Executive Officer of EchoStar. EchoStar and DISH will consult with each other in connection with selecting the directors of the existing EchoStar Board who will continue to serve on the EchoStar Board from and after the Merger.

The board of directors of EchoStar (the “Board”), acting upon the unanimous recommendation of a special transaction committee of independent directors of the Board, has unanimously approved, adopted and declared advisable the Amended Merger Agreement and the transactions contemplated by the Amended Merger Agreement. The closing of the Merger is expected to occur in the fourth calendar quarter of 2023, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Amended Merger Agreement provides certain termination rights for each of EchoStar and DISH, including, among others, if the consummation of the Merger does not occur on or before April 2, 2024.

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

Anticipating the commencement of commercial operations of the EchoStar XXIV satellite, as discussed below, our consumer business, marketed under the HughesNet® brand, has been focused on optimizing financial returns of our existing satellites, while planning for new satellite capacity. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/Subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. We expect that our enterprise business will also benefit from the new capacity added with EchoStar XXIV. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Prior to the launch of EchoStar XXIV, we were nearing or had reached capacity in most areas of the U.S., which constrained growth within our consumer subscriber base. Growth within our Latin America consumer subscriber base in certain areas had also become capacity constrained. These constraints are expected to be addressed by the EchoStar XXIV satellite.

The EchoStar XXIV satellite launched in July 2023 and is expected to begin service in December 2023. Once in service, the satellite is expected to bring further consumer broadband capacity across North and South America and generate additional sales in other markets, including in-flight Wi-Fi, enterprise networking and cellular backhaul for mobile network operators across the two continents.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of
	September 30, 2023	June 30, 2023
United States	801,000	846,000
Latin America	262,000	276,000
Total broadband subscribers	1,063,000	1,122,000

The following table presents the approximate number of net subscriber decreases:

	For the three months ended
	September 30, 2023	June 30, 2023
United States	(45,000)	(44,000)
Latin America	(14,000)	(11,000)
Total net subscriber decreases	(59,000)	(55,000)

Our ability to gain new customers and retain existing customers in the U.S. is being impacted by our capacity limitations, competitive pressure from satellite-based competitors and other technologies, and increased bandwidth usage on average by our existing customers. For the three months ended September 30, 2023, these factors resulted in lower total subscribers as compared to the three months ended June 30, 2023.

Our ability to gain new customers and retain existing customers in Latin America were tempered by our focus on more profitable consumer segments and our allocation of capacity to enterprise opportunities. Capacity constraints in certain other areas also limit our ability to add new subscribers. For the three months ended September 30, 2023, the decline in net subscribers was primarily due to more selective customer screening as compared to the three months ended June 30, 2023.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications in Latin America. Continued success of this strategy will further reduce the available capacity for consumers.

As of September 30, 2023, our Hughes segment had $1.5 billion of contracted revenue backlog, which was primarily flat compared to December 31, 2022. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

As of September 30, 2023, our ESS segment had $13.2 million of contracted revenue backlog, a decrease of 40.8%, as compared to December 31, 2022, primarily due to the recognition of revenue of existing contracts. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

Satellite Anomalies and Impairments

In the second quarter of 2023, we reduced the estimated useful life of the Al Yah 3 satellite, which serves our Brazilian customers, as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturer, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of two previous quarters. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.

We are not aware of any other anomalies with respect to our owned or leased satellites as of September 30, 2023. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the nine months ended September 30, 2023 and through November 6, 2023. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table presents our consolidated results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	For the nine months ended September 30,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$1,102,689	$1,240,566	$(137,877)	(11.1)
Equipment revenue	197,378	263,341	(65,963)	(25.0)
Total revenue	1,300,067	1,503,907	(203,840)	(13.6)
Costs and expenses:
Cost of sales - services and other	396,685	425,289	(28,604)	(6.7)
% of total services and other revenue	36.0%	34.3%
Cost of sales - equipment	150,961	213,481	(62,520)	(29.3)
% of total equipment revenue	76.5%	81.1%
Selling, general and administrative expenses	304,166	323,961	(19,795)	(6.1)
% of total revenue	23.4%	21.5%
Research and development expenses	21,560	25,562	(4,002)	(15.7)
% of total revenue	1.7%	1.7%
Depreciation and amortization	292,204	327,190	(34,986)	(10.7)
Total costs and expenses	1,165,576	1,315,483	(149,907)	(11.4)
Operating income (loss)	134,491	188,424	(53,933)	(28.6)
Other income (expense):
Interest income, net	60,911	15,440	45,471	*
Interest expense, net of amounts capitalized	(66,770)	(69,261)	2,491	(3.6)
Gains (losses) on investments, net	252	214	38	17.8
Equity in earnings (losses) of unconsolidated affiliates, net	(3,075)	(4,441)	1,366	(30.8)
Foreign currency transaction gains (losses), net	4,792	1,690	3,102	*
Other-than-temporary impairment losses on equity method investments	(33,400)	—	(33,400)	*
Other, net	(1,232)	(684)	(548)	80.1
Total other income (expense), net	(38,522)	(57,042)	18,520	(32.5)
Income (loss) before income taxes	95,969	131,382	(35,413)	(27.0)
Income tax benefit (provision), net	(43,765)	(45,667)	1,902	(4.2)
Net income (loss)	52,204	85,715	(33,511)	(39.1)
Less: Net loss (income) attributable to non-controlling interests	6,005	8,736	(2,731)	(31.3)
Net income (loss) attributable to HSSC	$58,209	$94,451	$(36,242)	(38.4)

Other data:
EBITDA (2)	$400,037	$521,129	$(121,092)	(23.2)
Subscribers, end of period	1,063,000	1,285,000	(222,000)	(17.3)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements, is included in Results of Operations For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

The following discussion relates to our results of operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

Services and other revenue. Services and other revenue totaled $1.1 billion for the nine months ended September 30, 2023, a decrease of $137.9 million, or 11.1%, as compared to 2022. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer customers of $123.7 million.

Equipment revenue. Equipment revenue totaled $197.4 million for the nine months ended September 30, 2023, a decrease of $66.0 million, or 25.0%, as compared to 2022. The decrease was primarily attributable to a decrease of $37.6 million in hardware sales to our international enterprise customers and a net decrease of $33.8 million related to our North American enterprise customers due to lower hardware sales and positive adjustments on certain long-term contracts, partially offset by an increase of $7.1 million in sales to our mobile satellite system customers.

Cost of sales - services and other. Cost of sales - services and other totaled $396.7 million for the nine months ended September 30, 2023, a decrease of $28.6 million, or 6.7%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in services and other revenue.

Cost of sales - equipment. Cost of sales - equipment totaled $151.0 million for the nine months ended September 30, 2023, a decrease of $62.5 million, or 29.3%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $304.2 million for the nine months ended September 30, 2023, a decrease of $19.8 million, or 6.1%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $22.4 million.

Depreciation and amortization. Depreciation and amortization expenses totaled $292.2 million for the nine months ended September 30, 2023, a decrease of $35.0 million, or 10.7%, as compared to 2022. The decrease was primarily attributable to decreases in other non-satellite depreciation expense of $37.2 million.

Interest income, net. Interest income, net totaled $60.9 million for the nine months ended September 30, 2023, an increase of $45.5 million, as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $66.8 million for the nine months ended September 30, 2023, a decrease of $2.5 million, or 3.6%, as compared to 2022. The decrease was primarily attributable to an increase of $1.8 million in capitalized interest relating to the EchoStar XXIV satellite program.

Foreign currency transaction gains (losses), net. Foreign currency transaction gains (losses), net totaled $4.8 million in gains for the nine months ended September 30, 2023, as compared to $1.7 million in gains for the nine months ended September 30, 2022, a positive change of $3.1 million. The change was due to the net impact of foreign exchange rate fluctuations of certain foreign currencies in Latin and Central America.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33.4 million for the nine months ended September 30, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and the economic environment for this business.

Income tax benefit (provision), net. Income tax benefit (provision), net was $43.8 million provision for the nine months ended September 30, 2023, as compared to $45.7 million provision for the nine months ended September 30, 2022. Our effective income tax rate was 45.6% and 34.8% for the nine months ended September 30, 2023 and 2022, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the nine months ended September 30, 2023 were primarily due to excluded investment impairment losses and excluded foreign losses where the Company carries a full valuation allowance. For the nine months ended September 30, 2022, the variations in our effective tax rate from the U.S federal statutory rate were primarily due to excluded foreign losses where the Company carries a full valuation allowance and the impact of state and local taxes.

Net income (loss) attributable to HSSC. The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the nine months ended September 30, 2022	$94,451
Increase (decrease) in interest income, net	45,471
Increase (decrease) in foreign currency transaction gains (losses), net	3,102
Decrease (increase) in interest expense, net of amounts capitalized	2,491
Decrease (increase) in income tax benefit (provision), net	1,902
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,366
Increase (decrease) in gains (losses) on investments, net	38
Increase (decrease) in other, net	(548)
Decrease (increase) in net income (loss) attributable to non-controlling interests	(2,731)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), including depreciation and amortization	(53,933)
Net income (loss) attributable to HSSC for the nine months ended September 30, 2023	$58,209

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Net income (loss)	$52,204	$85,715	$(33,511)	(39.1)
Interest income, net	(60,911)	(15,440)	(45,471)	*
Interest expense, net of amounts capitalized	66,770	69,261	(2,491)	(3.6)
Income tax provision (benefit), net	43,765	45,667	(1,902)	(4.2)
Depreciation and amortization	292,204	327,190	(34,986)	(10.7)
Net loss (income) attributable to non-controlling interests	6,005	8,736	(2,731)	(31.3)
EBITDA	$400,037	$521,129	$(121,092)	(23.2)
*    Percentage is not meaningful.
The following table reconciles the change in EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2022	$521,129
Increase (decrease) in foreign currency transaction gains (losses), net	3,102
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,366
Increase (decrease) in gains (losses) on investments, net	38
Increase (decrease) in other, net	(548)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,731)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(88,919)
EBITDA for the nine months ended September 30, 2023	$400,037

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the nine months ended September 30, 2023
Total revenue	$1,279,739	$18,563	$1,765	$1,300,067
Capital expenditures	142,189	130	—	142,319
EBITDA	440,435	14,085	(54,483)	400,037

For the nine months ended September 30, 2022
Total revenue	$1,475,512	$14,305	$14,090	$1,503,907
Capital expenditures	176,665	—	—	176,665
EBITDA	546,109	9,658	(34,638)	521,129
Capital expenditures are net of refunds and other receipts related to property and equipment.

Hughes Segment

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$1,279,739	$1,475,512	$(195,773)	(13.3)
Capital expenditures	142,189	176,665	(34,476)	(19.5)
EBITDA	440,435	546,109	(105,674)	(19.4)

Total revenue was $1.3 billion for the nine months ended September 30, 2023, a decrease of $195.8 million, or 13.3%, as compared to 2022. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer customers of $123.7 million. Equipment revenue decrease was primarily attributable to a decrease of $37.6 million in hardware sales to our international enterprise customers and a net decrease of $33.8 million related to our North American customers due to lower hardware sales and positive adjustments on certain long-term contracts, partially offset by an increase of $7.1 million in sales to our mobile satellite system customers.

Capital expenditures were $142.2 million for the nine months ended September 30, 2023, a decrease of $34.5 million, or 19.5%, as compared to 2022, primarily due to decreases in expenditures associated with our consumer business and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2022	$546,109
Increase (decrease) in foreign currency transaction gains (losses), net	3,220
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	386
Increase (decrease) in gains (losses) on investments, net	(217)
Increase (decrease) in other, net	(548)
Decrease (increase) in net loss (income) attributable to non-controlling interests	(2,731)
Decrease (increase) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(72,384)
EBITDA for the nine months ended September 30, 2023	$440,435

ESS Segment

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$18,563	$14,305	$4,258	29.8
Capital Expenditures	130	—	130	*
EBITDA	14,085	9,658	4,427	45.8
*    Percentage is not meaningful.

Total revenue was $18.6 million for the nine months ended September 30, 2023, an increase of $4.3 million, or 29.8%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $14.1 million for the nine months ended September 30, 2023, an increase of $4.4 million, or 45.8%, as compared to 2022, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other

	For the nine months ended September 30,		Variance
	2023	2022	Amount	%
Total revenue	$1,765	$14,090	$(12,325)	(87.5)
EBITDA	(54,483)	(34,638)	(19,845)	57.3

Total revenue was $1.8 million for the nine months ended September 30, 2023, a decrease of $12.3 million, or 87.5% as compared to 2022, primarily due to a decrease in satellite leasing revenue related to the EchoStar XXI satellite.

EBITDA was a loss of $54.5 million for the nine months ended September 30, 2023, a decrease of $19.8 million, or 57.3% as compared to 2022, primarily due to a decrease in service revenue and an increase in selling, general and administrative expenses.

The following table reconciles the change in the Corporate and Other EBITDA:

Amounts
EBITDA for the nine months ended September 30, 2022	$(34,638)
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	981
Increase (decrease) in gains (losses) on investments, net	255
Increase (decrease) in foreign currency transaction gains (losses), net	(120)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(20,961)
EBITDA for the nine months ended September 30, 2023	$(54,483)

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

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

Risks Relating to the DISH Merger

While the Merger is pending, we will be subject to business uncertainties as well as contractual restrictions under the Amended Merger Agreement that may have an adverse effect on our business.

The Merger will occur only if stated conditions are met, many of which are outside of our control. In addition, EchoStar and DISH Network each have the right to terminate the Merger Agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the Merger. Further, there may be uncertainty about the effect of the Merger on employees, commercial partners and customers. Such uncertainty could cause customers and others to defer or decline entering into or extending contracts with, or making other decisions concerning, EchoStar and/or DISH Network, or to seek to change existing business relationships with either of them. Such uncertainty also may impair our and/or DISH Network’s ability to retain and motivate key personnel. These uncertainties may have an adverse effect on the companies’ respective businesses and, consequently, on EchoStar following the completion of the Merger.

In addition, the Amended Merger Agreement contains customary covenants which restrict each of EchoStar and DISH Network, without the consent of the other party, from taking certain specified actions until the Merger closes or the Amended Merger Agreement terminates. These restrictions may prevent us and DISH Network from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Amended Merger Agreement.

EchoStar will incur significant expenses in connection with the Merger, which may adversely affect our business, financial condition and results of operation.

EchoStar expects to incur significant, nonrecurring costs in connection with the completion of the Merger and the integration of the operations of the two companies, and may incur additional costs to maintain employee morale and to retain key employees. These nonrecurring costs include significant fees and expenses relating to legal, accounting and financial advisory fees, regulatory filings and other costs associated with the Merger. These expenses, certain of which are payable whether or not the Merger is completed, may not be offset by any benefits ultimately realized as a result of the Merger and could adversely affect our business, financial condition and results of operations.

The Amended Merger Agreement restricts EchoStar’s ability to pursue alternatives to the Merger.

The Amended Merger Agreement contains provisions that make it more difficult for EchoStar to enter into alternative transactions with third parties. The Amended Merger Agreement prohibits EchoStar from soliciting alternative acquisition proposals from third parties, providing information to third parties in connection with an alternative acquisition proposal and engaging in discussions with third parties regarding alternative acquisition proposals. These provisions could discourage a potential third-party acquirer that might have an interest in EchoStar from considering or pursuing an alternative transaction with EchoStar, or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid in the Merger. Further, because the required EchoStar stockholder vote was obtained by virtue of the delivery of written consents of the Ergen family stockholders, no other action by EchoStar’s stockholders is required to complete the Merger, and therefore EchoStar cannot solicit, initiate, facilitate or otherwise take any further action relating to any alternative acquisition proposal.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of EchoStar and DISH Network due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees of EchoStar and DISH Network may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair each company’s ability to attract, retain and motivate key management, technical and other personnel prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger. If EchoStar and DISH Network are unable to retain personnel, including key management, who are critical to the successful integration and future operations of the companies, we could face, among other risks, disruptions in operations, loss of existing customers, loss of key information, expertise or know- how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

Certain of EchoStar’s and our directors, executive officers and employees have interests in the Merger that may be different from, or in addition to, the interests of our stockholders.

Certain of EchoStar’s and our directors, executive officers and employees have interests in the Merger that may be different from, or in addition to, the interests of our stockholders. These interests include, among others, Mr. Ergen’s continuation as director and Chairman of EchoStar after the Merger, Hamid Akhavan, the Chief Executive Officer and President of EchoStar, serving as President and Chief Executive Officer of the combined company following the Merger, the continued employment of other of EchoStar’s and our other executive officers after the Merger, the continued positions of certain of EchoStar’s directors as directors of EchoStar after the Merger, and directors’, executive officers’ and employees’ equity holdings in EchoStar. EchoStar’s special transaction committee and Board were aware of and considered these interests, among other matters, in deciding to recommend and approve the terms of the Amended Merger Agreement and the Merger.

EchoStar may be subject to lawsuits relating to the Merger, which may impact the timing of the closing and the parties’ ability to close the Merger and may adversely impact our business.

EchoStar and its directors, officers and advisors may be subject to lawsuits relating to the Merger. Litigation is very common in connection with the sale of public companies, and lawsuits are often brought in an effort to enjoin the relevant merger or seek monetary relief. In particular, the interests of EchoStar’s directors, executive officers and employees in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident stockholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The affiliation between EchoStar and DISH Network and the interests of their respective directors, executive officers and employees in the Merger may precipitate such activities by dissident stockholders and, if instituted, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the stockholder action is without merit or ultimately unsuccessful.

We cannot predict whether such lawsuits will be brought, or the outcome of such lawsuits or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent the completion of the Merger, which may adversely affect our business, financial condition and results of operations. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition, results of operations and cash flows following the Merger.

The market value of EchoStar Class A Common Stock may vary significantly prior to the Merger, and we therefore cannot be sure of the value of the consideration that EchoStar will pay in the Merger.

At the effective time of the Merger, (i) each share of DISH Network Class A Common Stock and DISH Network Class C Common Stock outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A Common Stock equal to the Exchange Ratio (with all shares of DISH Network Class C Common Stock outstanding, if any, treated for purposes of this calculation as if converted into DISH Network Class A Common Stock at the effective conversion rate set forth in the DISH Network Articles of Incorporation) and (ii) each share of DISH Network Class B Common Stock outstanding immediately prior to the Effective Time will be converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

EchoStar Class B Common Stock and DISH Network Class B Common Stock are not listed or traded on a national securities exchange, and there are no shares of DISH Network Class C Common Stock outstanding. The market value of EchoStar Class A Common Stock and DISH Network Class A Common Stock at the effective time of the Merger may vary significantly from the market value of such stock on October 2, 2023 (the last full trading day before the public announcement of the signing of the Amended Merger Agreement). Because the Exchange Ratio will not be adjusted to reflect any changes in the market price of EchoStar Class A Common Stock or DISH Network Class A Common Stock, the market price of EchoStar Class A Common Stock issued to DISH Network Class A stockholders in the Merger and the market value of DISH Network Class A Common Stock converted in the Merger may each be higher or lower than the values of those shares on earlier dates. Accordingly, at any time prior to the completion of the Merger, we will not know or be able to determine the value of the EchoStar Class A Common Stock that will be paid to DISH Network Class A Stockholders as consideration in the Merger.

Changes in the market price of EchoStar Class A Common Stock and DISH Network Class A Common Stock may result from a variety of factors that are beyond the companies’ control, including, but not limited to, changes in their respective businesses, operations and prospects, governmental actions, legal proceedings and developments and other matters generally affecting the securities market. Market assessments of the benefits of the Merger, the likelihood that the Merger will be completed and general and industry-specific market and economic conditions may also have an effect on the market price of EchoStar Class A Common Stock and DISH Network Class A Common Stock. Neither party is permitted to terminate the Amended Merger Agreement solely because of changes in the market prices of EchoStar Class A Common Stock or DISH Network Class A Common Stock.

The Merger is subject to a number of conditions, including receipt of certain regulatory approvals. Failure to complete the Merger could adversely affect the market price of EchoStar Class A Common Stock, as well as our business, financial condition and results of operations.

The respective obligations of EchoStar and DISH Network to consummate the transactions contemplated by the Amended Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals. As a condition to granting the necessary approvals or clearances, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of the business of the combined company after the completion of the Merger. Any one of these requirements, limitations, costs, or restrictions could jeopardize or delay the completion, or reduce the anticipated benefits, of the Merger. In addition, there is no guarantee that the conditions to closing will be satisfied (or, if applicable, validly waived) in a timely manner or at all, in which case the closing of the Merger may be delayed or may not occur and the benefits expected to result from the Merger may not be achieved. If the Merger is not completed for any reason, our business may be adversely affected, and we will be subject to several risks and consequences, including, but not limited to, the following:

•EchoStar will be required to pay certain costs relating to the Merger regardless of whether the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses and regulatory filings; and

•matters relating to the Merger may require substantial commitments of time and resources by management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our employees, commercial partners and customers.

EchoStar also could be subject to litigation, including litigation related to failure to complete the Merger, or to enforce DISH Network’s obligations under the Amended Merger Agreement.

If the Merger is not completed, we cannot assure you that the risks described above will not materially affect EchoStar’s stock price, or our business, financial condition and results of operations.

DISH Network currently has significant indebtedness as compared to EchoStar. Following the Merger, EchoStar and its subsidiaries will have substantially higher leverage than prior to the Merger.

As of September 30, 2023, EchoStar had consolidated long-term debt outstanding of $1.5 billion in principal amount and total assets of approximately $6.2 billion, and DISH Network had consolidated long-term debt outstanding of approximately $21.2 billion in principal amount and total assets of approximately $53.7 billion. After giving effect to the Merger, EchoStar and its subsidiaries will have consolidated long-term debt of approximately $22.7 billion in principal amount on a combined basis and total consolidated assets of approximately $59.9 billion. Therefore, after the completion of the Merger, EchoStar and its subsidiaries will have substantially higher leverage than prior to the Merger. DISH Network’s indebtedness could have significant consequences, including, but not limited to:

•making it more difficult for us to satisfy our obligations;

•a dilutive effect on EchoStar’s outstanding equity capital or future earnings;

•increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;

•requiring EchoStar and its subsidiaries to devote a substantial portion of its cash toward making interest and principal payments on its indebtedness, thereby reducing the amount of cash available for other purposes, resulting in limited financial and operating flexibility to changing economic and competitive conditions;

•limiting EchoStar’s and/or our ability to raise additional capital because it may be more difficult for to obtain debt financing on attractive terms or at all; and

•placing EchoStar and its subsidiaries at a disadvantage compared to its competitors that are less leveraged.

EchoStar may operate DISH Network’s business different from how it has been operated in the past.

After the completion of the Merger, DISH Network will be a wholly owned subsidiary of EchoStar and will no longer be a publicly traded company. EchoStar may operate DISH Network’s business in a manner different from how DISH Network has operated in the past, and may pursue different strategic objectives than DISH Network has pursued to date as a separate public company. As a result, DISH Network’s prior results may not be indicative of DISH Network’s future performance as a subsidiary of EchoStar, and such results should not be relied upon as an indicator of DISH Network’s performance after the completion of the Merger.

Risks Related to Our Business Following the Merger

The businesses of EchoStar and DISH Network may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including, but not limited to, difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Synergies from the Merger may not be realized within expected timeframes or at all.

The Merger involves the combination of two companies that, although under common control and subject to existing commercial relationships, currently operate as separate public companies. The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from our ongoing businesses and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect the results of operations of the combined company following the Merger. The overall combination of the two companies may also result in material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•the diversion of management and employee attention to integration matters;

•difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;

•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•difficulties in integrating employees and teams of the respective businesses, and attracting and retaining key personnel;

•challenges in retaining and obtaining customers, suppliers and other commercial relationships;

•difficulties in managing the expanded operations of a larger and more complex company; and

•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of our control and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations after the Merger. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could negatively impact the price of EchoStar Class A Common Stock following the Merger. As a result, it cannot be assured that the combination of the two companies will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

Following the Merger, EchoStar will continue to be controlled by one principal stockholder.

EchoStar and DISH Network are each controlled by Mr. Ergen, who also serves as the Chairman of both companies and will continue to serve as the Chairman of EchoStar following the consummation of the Merger. Mr. Ergen beneficially owns approximately 93.4% of the total voting power of EchoStar equity securities, and also beneficially owns approximately 90.3% of the total voting power of DISH Network equity securities.

Pursuant to the amended support agreement, Mr. Ergen and the other Ergen stockholders have agreed not to vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the Closing, such that the Ergen Stockholders’ voting power of EchoStar will be approximately 90.4% for such three- year period. Through his beneficial ownership of EchoStar equity securities, Mr. Ergen has the ability to elect a majority of the directors and to control all other matters requiring the approval of our stockholders, and will continue to have such ability following completion of the Merger. As a result of Mr. Ergen’s voting power, EchoStar currently is, and following the Merger will continue to be, a “controlled company” as defined in the NASDAQ listing rules and, therefore, not subject to certain NASDAQ requirements relating to director independence and nomination and board committee composition.

Following the Merger, EchoStar will continue to be controlled by its principal stockholder and it will be difficult for a third party to acquire EchoStar without Mr. Ergen’s approval, even if doing so may be beneficial to stockholders.

In addition, pursuant to the amended support agreement, prior to the Merger closing, EchoStar and the Ergen stockholders will enter into a registration rights agreement providing for the registration of the Ergen stockholders’ shares of EchoStar Class A Common Stock or Class B Common Stock received as part of the Merger consideration and/or EchoStar Class B Common Stock held by such stockholders immediately prior to the Merger.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Financial Results

On November 6, 2023, EchoStar issued a press release (the “Press Release”) announcing its financial results for the quarter ended September 30, 2023. A copy of the Press Release is furnished herewith as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise, and shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended, or into any filing or other document pursuant to the Securities Exchange Act of 1934, as amended, except as otherwise expressly stated in any such filing.

Rule 10b5-1 Trading Plans

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1
Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023, by and among EchoStar, DISH and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 03, 2023.)+

10.1
Amended and Restated Support Agreement, dated as of October 2, 2023, by and among EchoStar, DISH Network, and the Ergen Stockholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 03, 2023.)+

31.1 (H)	Section 302 Certification of Chief Executive Officer and Principal Financial Officer
32.1 (I)	Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1 (I)	Press release dated November 6, 2023 issued by EchoStar Corporation regarding financial results for the period ended September 30, 2023.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
(H)    Filed herewith.
(I)    Furnished herewith.
+ Schedules, annexes and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules, annexes and/or exhibits upon request by the SEC; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES SATELLITE SYSTEMS CORPORATION

Date: November 6, 2023	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Date: November 6, 2023	By:	/s/ Veronika Takacs
Veronika Takacs
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)