Form 10-K
period 2023-12-31
Hughes Satellite Systems Corp
filed 2024-04-01
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to    .

Commission File Number: 333-179121
 Hughes Satellite Systems Corporation
(Exact name of registrant as specified in its charter)

Colorado	45-0897865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard, Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip Code)

(303) 723-1000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ *
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2023 was $0.

As of March 29, 2024, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.
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

DOCUMENTS INCORPORATED BY REFERENCE:  None

HUGHES SATELLITE SYSTEMS CORPORATION

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I)(2) (a) and (c) of Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections. Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, those summarized below:

•risks relating to the ability of our parent company, EchoStar Corporation (“EchoStar”), to realize the expected benefits of the merger with DISH Network Corporation;
•risks relating to EchoStar’s substantially increased leverage following completion of the merger with DISH Network Corporation;
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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

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

We are an industry leader in both networking technologies and services, innovating to deliver the solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity to North and South America. We will leverage EchoStar XXIV to serve the unserved and underserved consumer markets in the Americas as well as enterprise and government markets.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global connectivity, networks and services. We expect demand for broadband internet access, connectivity, networking and related value-added services will continue to grow across all major end-user sectors – consumer, businesses, enterprises and government. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and managed services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

All amounts presented in this Annual Report on Form 10-K are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

On December 31, 2023, EchoStar completed the acquisition of DISH Network Corporation (“DISH Network”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary.

On the terms and subject to the conditions set forth in the Amended Merger Agreement, on December 31, 2023, at 11:59 p.m. ET (the “Effective Time”), each share of DISH Network Class A common stock, par value $0.01 per share (“DISH Network Class A Common Stock”) and DISH Network Class C common stock, par value $0.01 per share (“DISH Network Class C Common Stock”) outstanding immediately prior to the Effective Time, was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A common stock, par value $0.001 per share (“EchoStar Class A Common Stock”) equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Network Class B common stock, par value $0.01 per share (“DISH Network Class B Common Stock” and, together with DISH Network Class A Common Stock and DISH Network Class C Common Stock, “DISH Network Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B common stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Network Common Stock that were held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time were cancelled and cease to exist and no consideration was paid in respect thereof. All shares of the DISH Network Class A Common Stock were delisted from the Nasdaq Global Select Market (“NASDAQ”) and deregistered under the Securities Exchange Act of 1934, as amended.

The EchoStar Common Stock issued to the Ergen DISH Stockholders (as defined in the Amended Merger Agreement) as Merger consideration was issued through a private placement exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). At the Effective Time, each share of DISH Network Class A Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class A Common Stock equal to the Exchange Ratio, and (b) each share of DISH Network Class B Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement), the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), EchoStar and DISH Network entered into an amended and restated support agreement (the “Amended Support Agreement”).

In connection with the completion of the Merger, and pursuant to the Amended and Restated Support Agreement, the Ergen Stockholders, EchoStar and DISH Network, on December 31, 2023, EchoStar and the Ergen Stockholders entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides the Ergen Stockholders, and their affiliates who become parties thereto, with certain registration rights relating to the shares of EchoStar Common Stock, which they beneficially own, including (i) the right to demand shelf registration as well as registration on long and short form registration statements and (ii) “piggyback” registration rights to be included in future registered offerings by us of our equity securities, in each case, subject to certain requirements and customary conditions. The Registration Rights Agreement sets forth customary registration procedures, including an agreement by EchoStar to make appropriate officers available to participate in roadshow presentations and cooperate as reasonably requested in connection with any underwritten offerings. EchoStar also agreed to indemnify the Ergen Stockholders and their affiliates with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions based on or contained in information furnished to EchoStar for use in a registration statement by a participating stockholder.

For more information and a copy of the Amended Merger Agreement, the Amended Support Agreement and the Registration Rights Agreement, see the Form 8‑K of EchoStar Corporation filed on October 3, 2023 and the Form 8‑K of EchoStar Corporation filed on January 2, 2024.

With the Merger complete, EchoStar is currently focused on the process of integrating EchoStar’s and DISH Network’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”). In addition see Note 21. Subsequent Events in the Notes to our Consolidated Financial Statements for further business updates.

BUSINESS SEGMENTS

We currently operate in two business segments: our Hughes segment and our EchoStar Satellite Services segment (“ESS segment”). These business segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker (“CODM”).

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act of 1934, and accordingly file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. As an electronic filer, our public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

WEBSITE ACCESS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent company, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.echostar.com/.

EchoStar has adopted a written code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. This code of ethics is available on EchoStar’s corporate website at https://ir.echostar.com/. In the event that EchoStar makes changes in, or provides waivers of, the provisions of this code of ethics that the SEC requires EchoStar to disclose, it intends to disclose these events on its website.

ITEM 1A.    RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, results of operation could be materially and adversely affected.

RISKS RELATED TO THE INTEGRATION

Although EchoStar expects that the Merger will result in synergies and other benefits, those synergies and benefits may not be realized in the amounts anticipated, or may not be realized within the anticipated timeframe, or at all, and risks associated with the foregoing may also result from any extended delay in the Integration of the companies.

EchoStar’s ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate EchoStar’s and DISH Network’s business in a manner that facilitates growth opportunities and achieves the anticipated benefits. In addition, some of the anticipated synergies are not expected to occur for a significant time period following the completion of the Merger and will require substantial capital expenditures to achieve. There can be no guarantee we will achieve any of these benefits on the anticipated timeframe or at all.

The combination of two separate companies is complex, costly and time-consuming and may require significant management attention and resources which may divert attention from our business and operations. The failure to meet the challenges involved in combining the two companies and to realize the anticipated benefits of the Merger could, among other things, cause an interruption of, or a loss of momentum in, our activities and could adversely affect the results of operations. The overall combination of the two companies may also result in, among other things, material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:

•diversion of management and employee attention to Integration matters;
•difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure, financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in integrating employees and teams of the respective businesses and attracting and retaining key personnel;
•challenges in retaining and obtaining customers, suppliers and other commercial relationships;
•difficulties in managing the expanded operations of a larger and more complex company; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Integration.

Many of these factors are outside of our control and any of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the companies are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. As a result, it cannot be assured that the Integration will result in the realization of the full benefits expected from the Merger within the anticipated time frames, or at all.

The market price of EchoStar’s common stock may be affected by factors different from, or in addition to, those that historically affected the market prices of shares of DISH Network Class A Common Stock and EchoStar Class A Common Stock.

Upon consummation of the Merger, DISH Network Class A Stockholders became holders of EchoStar Class A Common Stock. The businesses of DISH Network and its subsidiaries are different from those of EchoStar and its subsidiaries. Accordingly, after the consummation of the Merger, EchoStar’s results of operations are affected by some factors that are different from those that historically affected the results of operations of EchoStar and/or DISH Network. The results of operations of each company may also be affected by factors different from those that currently affect or have historically affected either company.

RISKS RELATED TO OUR BUSINESS OPERATIONS

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives, primarily in our call center and in-home service operations, and business operations. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

Before the Merger, DISH Network had significantly greater indebtedness than EchoStar. Following the Merger, EchoStar and its subsidiaries have substantially higher leverage than they had prior to the Merger.

EchoStar and its subsidiaries have consolidated long-term debt and finance lease obligations (including current portion) of approximately $22.8 billion. Therefore, EchoStar and its subsidiaries have substantially higher leverage than prior to the Merger. EchoStar’s debt levels could have significant negative consequences, including, but not limited to:

•making it more difficult for us to satisfy our obligations;
•a dilutive effect on EchoStar’s outstanding equity capital or future earnings;
•increasing EchoStar’s/our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
•requiring EchoStar and its subsidiaries to devote a substantial portion of its cash toward making interest and principal payments on its indebtedness, thereby reducing the amount of cash available for other purposes and resulting in limited financial and operating flexibility to changing economic and competitive conditions;
•limiting EchoStar’s and/or our ability to raise additional capital because it may be more difficult for either or both of us to obtain debt financing on attractive terms or at all; and
•placing EchoStar and its subsidiaries at a disadvantage compared to its competitors that are less heavily leveraged.

In addition, EchoStar will incur additional debt in the future. If new debt is added to EchoStar’s current debt levels, the risks we face now could intensify.

We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy or otherwise invest in other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex. We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions. If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

•the risks associated with developing and constructing new satellites;
•the diversion of management’s attention from our existing business onto a strategic initiative;
•the possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the Integration process;
•the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful on an acceptable timeline or at all;
•the possible inability to achieve the intended objectives of the transaction;
•the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses;
•the disruption of relationships with employees, vendors or customers; and
•the risks associated with foreign and international operations and/or investments or dispositions.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees on an acceptable timeline or at all. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to, among other things, operational inefficiencies. In addition, the Integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms, or at all.

In addition to committing capital to complete the acquisitions, substantial capital may be required to operate the acquired businesses following their acquisition. These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved. Some of the businesses that we have acquired have experienced significant operating and financial challenges in their recent history, which in some cases resulted in these businesses commencing bankruptcy proceedings prior to our acquisition. We may acquire similar businesses in the future.

There is no assurance that we will be able to successfully address the challenges and risks encountered by these businesses following their acquisition. If we are unable to successfully address these challenges and risks, our business, financial condition and/or results of operations may suffer.

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

We have made substantial contractual commitments to acquire satellite capacity based on our existing customer contracts and backlog. If our existing customer contracts were to be terminated prior to their respective expiration dates, we may have insufficient revenue to cover our satellite capacity costs. On the other hand, insufficient satellite capacity to meet increases in demand or inability to quickly or easily adjust our capacity to such changes in demand could materially and adversely affect our ability to provide services to customers and grow our revenue and business. Our business could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if sufficient capacity is not available to us.

We are dependent upon third-party providers for components, manufacturing, installation services and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to deliver the contracted goods or services appropriately.

Our dependence upon third-party providers causes certain risks to our business, including the following:

•Components. A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products. In addition, if either our current suppliers or any new suppliers increase prices beyond what we currently pay, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. Similarly, if any of our products require materials or components that are subject to “conflict minerals” or other supply chain regulations, these inputs could become scarce, unavailable, or materially more expensive or difficult to acquire, which could limit our ability to build or obtain sufficient volumes of such products to satisfy customer demand or could make it difficult or impossible for us to produce such products at competitive prices.
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

Our sales outside the U.S. accounted for 25.2%, 24.5% and 22.3% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We expect our foreign operations to represent a significant and growing portion of our business. Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad. Such risks include:

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

As of December 31, 2023, our total indebtedness was $1.5 billion. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, and restructuring or refinancing our debt. We may not be able to implement any of these actions on satisfactory terms, or at all.

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
•allow certain restrictions on such subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets;
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

Our failure to effectively invest in, introduce, and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in our industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis, and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

•the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
•the cost of the products and services;
•the proper identification of subscriber need and subscriber acceptance of products and services;
•the development of, approval of and compliance with industry standards;
•the amount of resources we must devote to the development of new technologies; and
•the ability to differentiate our products and services and compete with other companies in the same markets.

If the new technologies on which we focus our research and development investments fail to achieve acceptance in the marketplace, our competitive position could be negatively impacted, causing a reduction in our revenues and earnings. For example, our competitors could use proprietary technologies that are perceived by the market as being superior. In addition, delays in the delivery of components or other unforeseen problems associated with our technology may occur that could materially and adversely affect our ability to generate revenue, offer new products and services and remain competitive. Furthermore, after we have incurred substantial costs, one or more of the products or services under our development, or under development by one or more of our strategic partners, could become obsolete prior to it being widely adopted.

If our products and services are not competitive, our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

RISKS RELATED TO OUR HUMAN CAPITAL

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

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

In addition, the success of the Integration will depend in part on the retention of personnel critical to the business and operations of EchoStar and DISH Network due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense and qualified personnel can be in high demand. Current and prospective employees of EchoStar and DISH Network may experience uncertainty about their future role until strategies regarding these employees are announced or executed, which may impair each company’s ability to attract, retain and motivate key management, technical and other personnel following the Merger. If EchoStar and DISH Network are unable to attract and retain personnel, including key management, who are critical to the successful Integration and future operations of the companies, we could face, among other risks, disruptions in their operations, loss of existing customers, loss of key information, expertise or know- how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in, among other things, research, development, and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract, retain, motivate and manage these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business.

The success of our business is also dependent on our ability to recruit engineers and other professionals, including those who are citizens of other countries. Immigration laws in the U.S. and other countries in which we operate are subject to legislative and regulatory changes, as well as variations in the standards of application and enforcement due to, among other things, political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our professionals. If immigration laws are changed or if new and more restrictive government regulations are enacted or increased, our access to qualified and skilled professionals may be limited.

RISKS RELATED TO OUR SATELLITES

Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

Satellites are subject to significant operational risks while in orbit. These risks include, but are not limited to, malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites and the satellites of other operators. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce, among other things, the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite, or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. We may not be able to prevent or mitigate the impacts of anomalies in the future.

Meteoroid events, decommissioned satellites, increased solar activity and other adverse events also pose a potential threat to all in-orbit satellites. We may be required to perform maneuvers to avoid collisions and these maneuvers may prove unsuccessful or could reduce the useful life of the satellite through the expenditure of fuel to perform these maneuvers.

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

Our satellites under construction, are subject to risks related to, among other things, construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

Satellite construction and launch are subject to significant risks, including but not limited to, manufacturing and delivery delays, anomalies, launch failure and incorrect orbital placement. The technologies in our satellite designs are very complex and difficulties in constructing our designs could result in delays in the deployment of our satellites or increased or unanticipated costs. There can be no assurance that the technologies in our existing satellites or in new satellites that we design, acquire and build will work as we expect, will not become obsolete, that we will realize any or all of the anticipated benefits of our satellite designs or our new satellites, and/or that we will obtain all regulatory approvals required to operate our new or acquired satellites on an acceptable timeline or at all. Launch anomalies and failures can result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take significant amounts of time, and to obtain other launch opportunities. Such significant delays have and could in the future materially affect, among other things, our business, our ability to meet regulatory or contractual required milestones, the availability and our use of other or replacement satellite resources and our ability to provide services to customers. In addition, significant delays in a satellite program could give customers who have purchased or reserved capacity on that satellite a right to terminate their service contracts relating to the satellite. We may not be able to accommodate affected customers on other satellites until a replacement satellite is available. In addition, we generally do not carry in-orbit insurance on our satellites or payloads because we have assessed that the cost of insurance is not economical relative to the risk of failures. If we do obtain launch or in-orbit insurance, it may not cover the full cost of constructing and launching or replacing a satellite nor fully cover our losses in the event of a launch failure or significant degradation.

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

The Federal Communications Commission (“FCC”) and other national, state, local and international regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business. In the event that the FCC and/or another regulator determines that our spectrum interferes with another service, we may be required to, among other things, find or develop a solution. We cannot make any assurance that we will be able to do so on an acceptable timeline or at all, or that such solution will not adversely affect our business.

RISKS RELATED TO OUR PRODUCTS AND TECHNOLOGY

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations.

Even if we believe any such challenges or claims are without merit, they can be time consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed by or licensed from third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms or at all, our business, financial condition and results of operations could be adversely affected.

In addition, we work with certain third parties such as vendors, contractors and suppliers for the development and manufacture of components that are integrated into our products and services, and our products and services may contain technologies provided to us by these third parties or other third parties. We may have little or no ability to determine in advance whether any such technology infringes the intellectual property rights of others. Our vendors, contractors and suppliers may not be required to indemnify us if a claim of infringement is asserted against us, license the potential infringing technology from other third parties or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

Legal challenges to these intellectual property rights may impair our ability to use the products, services and technologies that we need in order to operate our business and may materially and adversely affect our business, financial condition and results of operations. Furthermore, our digital content offerings depend in part on effective digital rights management technology to control access to digital content. If the digital rights management technology that we use is compromised or otherwise malfunctions, content providers may be unwilling to provide access to their content. Changes in the copyright laws or how such laws may be interpreted could impact our ability to deliver content and provide certain features and functionality, particularly over the Internet.

We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost, or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business.

RISKS RELATED TO CYBERSECURITY

Any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations, including, without limitation, those caused by cyber-attacks or other malicious activities, could disrupt or harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including, but not limited to, our billing systems) and communications systems, or those of third parties that we use in our operations, are important to the operation of our business, which has in the past and would in the future suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to, among other things, our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include, among other things, the delayed implementation of new service offerings, service or billing interruptions, and the diversion of management and developmental resources.

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our businesses. Some of our key systems and operations, including, but not limited to, those supplied by certain third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could, among other things, disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

In addition, although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. These protective measures may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error or other irregularities.

For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. In addition, third-party providers of some of our key systems may also experience interruptions to their information technology hardware and software infrastructure and communications systems that could adversely impact us and over which we may have limited or no control. We may obtain certain confidential, proprietary and personal information about our subscribers, personnel and vendors, and may provide this information to third parties in connection with our business. If one or more of such interruptions or failures occur to us or our third-party providers, it potentially could jeopardize such information and other information processed and stored in, and transmitted through, our or our third-party providers’ information technology hardware and software infrastructure and communications systems, or otherwise cause interruptions or malfunctions in our operations, which could result in, among other things, lawsuits, government claims, investigations or proceedings, significant losses or reputational damage. Due to the fast-moving pace of technology, it may be difficult to detect, contain and remediate every such event on an acceptable timeline or at all.

As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the potential liability associated with information-related risks is increasing, particularly for businesses like ours that handle personal subscriber data. The occurrence of any network or information system related events or security breaches could have a material adverse effect on, among other things, our reputation, business, financial condition and results of operations. Significant incidents could result in a disruption of our operations, subscriber dissatisfaction, damage to our reputation or a loss of subscribers and revenues.

We have experienced, and may experience in the future, cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

We have experienced and may experience in the future security issues, whether due to, among other things, insider error or malfeasance or system errors or vulnerabilities in our or our third parties’ systems, which could result in, among other things, substantial legal and financial exposure, government inquiries and enforcement actions, litigation, diversion of management time and attention from our existing businesses, and unfavorable media coverage. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures on an acceptable timeframe or at all. Attacks and security issues could also compromise trade secrets and other sensitive information. We have not incurred significant material expenses resulting from cyber security incidents.

We are subject to persistent cyber-security incidents and threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error, or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

The confidentiality, integrity, and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion, or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing, and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant, and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our international businesses expose us to additional risks that could harm our business.

Our international operations continue to grow. In addition to risks described herein, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on, among other factors, the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include, but are not limited to, the following:

•Data privacy and security concerns relating to our technology and practices could, among other things, damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services;
•Software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure of our user data which could harm, among other things, our business reputation and result in legal and/or government action;
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

In addition to our efforts to, among other things, mitigate cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, pandemics like COVID-19 and power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands, and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention, and lead to enhanced regulatory oversight.

RISKS RELATED TO THE REGULATION OF OUR BUSINESS

The risk of non-compliance with laws and regulations, including, but not limited to, the risk of changes to laws and regulations, could adversely affect our business.

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

If the FCC were to cancel, revoke, suspend, restrict, significantly condition, or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of offerings available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used, or the availability of replacement spectrum. In addition, Congress and other Administrative and Regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Changes in levels of U.S. government spending or overall spending priorities could impact, among other things, our business, financial condition and results of operations.

We derive a portion of our revenue from subscribers who receive benefits under the Affordable Connectivity Program (“ACP”), an FCC benefit program that helps ensure that households can afford access to broadband. Levels of U.S. government spending are very difficult to predict and may be impacted by numerous factors such as, among others, the political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills.

Discontinuation, amendment or repeal of ACP, or replacement of ACP with one having different eligibility requirements and/or funding levels could negatively impact, among other things, our net subscriber activations, which may impact our decision to continue to participate in the program. We cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business. In addition, the timing of any changes or modifications to ACP could affect our operations and results of operations. For example, a temporary lapse in funding for ACP, as a result of, among other things, temporary government shutdown, could, among other things, result in lower net subscriber activations, even if ACP is ultimately fully funded and approved.

In particular, reduced government funding for benefits programs such as ACP would result in a reduction in reimbursements to us. Amendments to or repeal of ACP in whole or in part and/or decisions by the FCC could affect us and the manner in which we are reimbursed by such programs, all of which could materially and adversely affect our business, results of operations and financial condition. Following the FCC’s announcement, ACP stopped accepting new applications and enrollments on February 7, 2024. Barring congressional action to fund ACP, funding may run out as soon as April 2024.

RISKS RELATED TO OUR OWNERSHIP

Our parent, EchoStar, is controlled by one principal stockholder who is our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 54.0% of EchoStar’s total equity securities (assuming conversion of only the EchoStar Class B common stock beneficially owned by Mr. Ergen into EchoStar Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, March 29, 2024) and beneficially owns approximately 91.4% of the total voting power of all classes of shares of EchoStar (assuming no conversion of any EchoStar Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days after, March 29, 2024). Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders. As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our or EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the EchoStar board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Pursuant to the Amended Support Agreement (which was signed as part of the Merger), Mr. Ergen and the other Ergen Stockholders have agreed not to vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger, such that the Ergen Stockholders’ voting power of EchoStar will be approximately 90.4% for such three-year period.

In addition, pursuant to the Amended Support Agreement, EchoStar and the Ergen Stockholders entered into the Registration Rights Agreement reasonably providing for the registration of the Ergen Stockholders’ shares of EchoStar Class A Common Stock or EchoStar Class B Common Stock received as part of the merger consideration and/or EchoStar Class B Common Stock held by such stockholders immediately prior to the closing of the Merger, at EchoStar’s sole cost and expense.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We recognize the importance of assessing, identifying, reviewing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational and legal risks including intellectual property theft or loss, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), although this does not imply that we meet all technical standards, specifications or requirements under NIST CSF.

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to, and recover from cybersecurity risks, threats, and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and the Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, red team exercises, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

We have not experienced cyber-attacks or other malicious activities that materially disrupted our business. Any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations, could harm our business. We describe whether and how risks from identified cybersecurity threats, including, but not limited to, as a result of any previous cyber-security incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Our Senior Director of Cybersecurity Infrastructure and Threat Hunting, Corporate Cybersecurity leads our information security organization responsible for overseeing our information security program. This individual has over 20 years of experience in various roles involving security, including risk management and security leadership. Team members who support our information security program have relevant educational and industry experience, including, but not limited to, holding similar positions at large technology companies. The team provides regular reports to senior management and other relevant teams, including, but not limited to, the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), and Chief Legal Officer (“CLO”).

Preparation for and, where possible prevention of cybersecurity incidents involves regular and structured briefings to key management on risk remediation measures that should be taken to decrease, among other things, the likelihood and severity of incidents and to mitigate and manage their effects. The CEO, COO, CLO and other members of management receive detailed updates on cybersecurity risks on a regular basis, no less frequently than monthly, or when significant risks or incidents are identified. These briefings enable the management team to, among other things, stay informed of the latest threats, assess the effectiveness of current security measures and make timely decisions on strategic security initiatives. In addition, the Board of Directors is regularly briefed, no less frequently than quarterly, on cybersecurity risks as part of its oversight functions and to ensure that cybersecurity practices align with the company’s overall risk management framework and business objectives. In connection with the Integration, we anticipate that we will continue to evaluate and address as needed our cyber security risk management, policies, structure, strategies and governance to meet our needs.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112-5308 and our telephone number is (303) 723-1000. We operate various facilities in the United States and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Function
Owned:
Englewood, Colorado	ESS/Corporate and Other	Corporate headquarters and ESS operations
Germantown, Maryland	Hughes	Hughes corporate headquarters, engineering offices, network operations and shared hubs
Griesheim, Germany	Hughes/Corporate and Other	Shared hub, operations, administrative offices and warehouse

Leased:
Gilbert, Arizona	Hughes	Gateways
San Diego, California	Hughes	Engineering and sales offices
Englewood, Colorado	Hughes	Gateways and equipment
Gaithersburg, Maryland	Hughes	Engineering and administrative offices
Germantown, Maryland	Hughes	Manufacturing and testing facilities, logistics, and administrative offices
Southfield, Michigan	Hughes	Shared hub and regional network management center
Las Vegas, Nevada	Hughes	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Cheyenne, Wyoming	Hughes/ESS	Gateways, equipment and ESS operations
Barueri, Brazil	Hughes	Shared hub
Sao Paulo, Brazil	Hughes	Hughes Brazil corporate headquarters, sales offices and warehouse
Bangalore, India	Hughes	Engineering office and office space
Gurgaon, India	Hughes	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes	Hughes Europe corporate headquarters and operations

ITEM 3.    LEGAL PROCEEDINGS

See Note 18 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  As of March 29, 2024, all of our 1,078 issued and outstanding shares of common stock were held by EchoStar. There is currently no established trading market for our common stock. Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock and as of March 29, 2024, no shares of our preferred stock were issued and outstanding.

Dividends. On March 17, 2022, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $100.0 million. Payment of this dividend was made in the first quarter of 2022.

On February 15, 2024, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $529.0 million. Payment of the dividend was made in the first quarter of 2024.

On March 12, 2024, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $500.0 million. Payment of the dividend was made in the first quarter of 2024.

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

ITEM 6.    RESERVED

Not applicable.

Item 7.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following Management’s Narrative Analysis of Results of Operations (“Management’s Narrative Analysis”) should be read in conjunction with our Consolidated Financial Statements. This Management’s Narrative Analysis is intended to help provide an understanding of our financial condition, changes in our financial condition and our results of operations. Many of the statements in this Management’s Narrative Analysis are forward-looking statements that involve assumptions and are subject to risks and uncertainties that are often difficult to predict and beyond our control. Actual results could differ materially from those expressed or implied by such forward-looking statements. See Disclosure Regarding Forward-Looking Statements of this Annual Report on Form 10-K for further discussion. For a discussion of additional risks, uncertainties and other factors that could impact our results of operations or financial condition, see Item 1A. Risk Factors of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

EXECUTIVE SUMMARY

Overview

We are an industry leader in both networking technologies and services, innovating to deliver the solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity to North and South America. We will leverage EchoStar XXIV to serve the unserved and underserved consumer markets in the Americas as well as enterprise and government markets.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global connectivity, networks and services. We expect demand for broadband internet access, connectivity, networking and related value-added services will continue to grow across all major end-user sectors – consumer, businesses, enterprises and government. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and managed services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

All amounts presented in this Management’s Narrative Analysis are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

On December 31, 2023, EchoStar completed the acquisition of DISH Network Corporation (“DISH Network”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary.

On the terms and subject to the conditions set forth in the Amended Merger Agreement, on December 31, 2023, at 11:59 p.m. ET (the “Effective Time”), each share of DISH Network Class A common stock, par value $0.01 per share (“DISH Network Class A Common Stock”) and DISH Network Class C common stock, par value $0.01 per share (“DISH Network Class C Common Stock”) outstanding immediately prior to the Effective Time, was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A common stock, par value $0.001 per share (“EchoStar Class A Common Stock”) equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Network Class B common stock, par value $0.01 per share (“DISH Network Class B Common Stock” and, together with DISH Network Class A Common Stock and DISH Network Class C Common Stock, “DISH Network Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B common stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Network Common Stock that were held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time were cancelled and cease to exist and no consideration was paid in respect thereof. All shares of the DISH Network Class A Common Stock were delisted from the Nasdaq Global Select Market (“NASDAQ”) and deregistered under the Securities Exchange Act of 1934, as amended.

The EchoStar Common Stock issued to the Ergen DISH Stockholders (as defined in the Amended Merger Agreement) as Merger consideration was issued through a private placement exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). At the Effective Time, each share of DISH Network Class A Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class A Common Stock equal to the Exchange Ratio, and (b) each share of DISH Network Class B Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement), the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), EchoStar and DISH Network entered into an amended and restated support agreement (the “Amended Support Agreement”).

In connection with the completion of the Merger, and pursuant to the Amended and Restated Support Agreement, the Ergen Stockholders, EchoStar and DISH Network, on December 31, 2023, EchoStar and the Ergen Stockholders entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides the Ergen Stockholders, and their affiliates who become parties thereto, with certain registration rights relating to the shares of EchoStar Common Stock, which they beneficially own, including (i) the right to demand shelf registration as well as registration on long and short form registration statements and (ii) “piggyback” registration rights to be included in future registered offerings by us of our equity securities, in each case, subject to certain requirements and customary conditions. The Registration Rights Agreement sets forth customary registration procedures, including an agreement by EchoStar to make appropriate officers available to participate in roadshow presentations and cooperate as reasonably requested in connection with any underwritten offerings. EchoStar also agreed to indemnify the Ergen Stockholders and their affiliates with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions based on or contained in information furnished to EchoStar for use in a registration statement by a participating stockholder.

For more information and a copy of the Amended Merger Agreement, the Amended Support Agreement and the Registration Rights Agreement, see the Form 8‑K of EchoStar Corporation filed on October 3, 2023 and the Form 8‑K of EchoStar Corporation filed on January 2, 2024.

With the Merger complete, EchoStar is currently focused on the Integration.

We currently operate in two business segments: our Hughes segment and our ESS segment. These business segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our CODM.

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

Hughes Segment

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Our Hughes segment continues to focus its efforts on optimizing financial returns of our existing satellites while planning for new satellite capacity to be launched, leased or acquired. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Prior to the launch of EchoStar XXIV, we were nearing or had reached capacity in most areas of the U.S., which constrained growth within our consumer subscriber base. Growth within our Latin America consumer subscriber base in certain areas had also become capacity constrained. These constraints have been addressed by the EchoStar XXIV satellite.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is expected to be an integral part of our satellite service business. The satellite brings further consumer broadband capacity across North and South America and generate additional sales in other markets, including in-flight Wi-Fi, enterprise networking and cellular back haul for mobile network operators across the two continents. We currently lease the capacity of EchoStar XXIV from an affiliate of ours, EchoStar XXIV L.L.C., effective December 2023.

Our broadband subscribers include customers that subscribe to our HughesNet services in the U.S. and Latin America through retail, wholesale and small/medium enterprise service channels.

The following table presents our approximate number of broadband subscribers:

	As of December 31,
	2023	2022	2021
United States	752,000	931,000	1,090,000
Latin America	252,000	297,000	372,000
Total broadband subscribers	1,004,000	1,228,000	1,462,000

The following table presents the approximate number of net subscriber losses for each quarter in 2023:

	For the three months ended
	December 31	September 30	June 30	March 31
United States	(49,000)	(45,000)	(44,000)	(41,000)
Latin America	(10,000)	(14,000)	(11,000)	(10,000)
Total net subscriber losses	(59,000)	(59,000)	(55,000)	(51,000)

The net subscriber losses both in the United States and Latin America primarily resulted from our past capacity limitations, competitive pressure from satellite-based competitors and other technologies, and our emphasis on acquiring and retaining higher quality subscribers.

We continued to execute our strategy of maximizing financial returns by utilizing capacity for higher economic value enterprise and government applications. Continued success of this strategy will further reduce the available capacity for consumer subscribers.

As of December 31, 2023 and 2022, our Hughes segment had approximately $1.970 billion and $1.540 billion of contracted revenue backlog, respectively, an increase of approximately 30.0% during that period, primarily due to an increase in contracts from our domestic enterprise customers. Of the total Hughes segment contracted revenue backlog as of December 31, 2023, we expect to recognize approximately $541 million of revenue in 2024. We define Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Goodwill Impairment Assessment

During the fourth quarter in 2023, we recorded a noncash impairment charge of $533 million related to our goodwill. See Note 2. Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information. The impairment of goodwill has no effect on liquidity or capital resources.

ESS Segment

Our ESS segment provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. We operate our ESS business using primarily the EchoStar IX satellite and the EchoStar 105/SES-11 satellite and related infrastructure. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers.

As of December 31, 2023 and 2022, our ESS segment had contracted revenue backlog of approximately $10 million and $22 million, respectively, a decrease of approximately 55% during that period, primarily due to the recognition of revenue of existing contracts. Of the total ESS segment contracted revenue backlog as of December 31, 2023, we expect to recognize $8 million of revenue in 2024. We define contracted revenue backlog for our ESS segment as contracted future satellite lease revenue.

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

We are not aware of any other anomalies to our owned or leased satellites as of December 31, 2023. There can be no assurance, however, that anomalies will not have a significant adverse effect in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2023 and through April 1, 2024. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Other Developments

Operational Liquidity

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our business operations. Revenue in our ESS segment depends largely on our ability to continuously make use of our available satellite capacity with existing customers and our ability to enter into commercial relationships with new customers. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher ARPU. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. Furthermore, if we experience negative cash flows, our existing cash and marketable investment securities balances may be reduced. We anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

Debt Issuances and Maturity

On July 27, 2016, we issued $750 million aggregate principal amount of 5 1/4% Senior Secured Notes at an issue price of 100.0% due August 1, 2026. Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

On July 27, 2016, we issued $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes at an issue price of 100.0% due August 1, 2026. Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

Future Liquidity

We have made cash distributions to partially finance the consolidated operations and debt service payment obligation of our parent company, EchoStar, and its subsidiaries. On February 15, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding stock to our shareholder and parent, EchoStar, in the amount of $529 million. On March 12, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to its shareholder and parent, EchoStar, in the amount of $500 million. Payment of both dividends was made in the first quarter of 2024.

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

We may make additional funds available to EchoStar in the form of loans to finance, in whole or in part, EchoStar’s future operations and debt service obligations. Any such distributions or advances, as well as other factors including, among others, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, may reduce the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, debt obligations and other general corporate requirements, and may require us to refinance our existing debt agreements or raise additional capital in the future, which may not be available on acceptable terms, or at all.

Covenants and Restrictions Related to our Senior Notes

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes and senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our respective long-term debt.

Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “obligor group”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Notes. See Note 13. Long-term Debt in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information on our Notes.

The following tables include summarized financial information of the obligor group. The summarized financial information of the obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

(in thousands)	As of December 31, 2023
Total current assets	$1,954,927
Total non-current assets	2,781,659
Total current liabilities	670,383
Total non-current liabilities	2,725,566
Due from related parties - current	5,038
Due from non-guarantors - current	41,324
Due from related parties - non-current	7,228
Due from non-guarantors - non-current	82,498
Due to related parties - current	336,099
Due to related parties - non-current	755,379
Due to non-guarantors - non-current	44,165

The summarized results of operations information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

(in thousands)	For the year ended December 31, 2023
Total revenue	$1,464,572
Operating income (loss)	(303,722)
Net income (loss)	(346,262)
Revenue from non-guarantors	25,823
Revenue from related parties	14,881
Interest income - non-guarantors	3,031
Interest income - related parties	344

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

Cost of sales - services and other. Cost of sales - services and other primarily includes the cost of broadband services provided to our consumer and enterprise customers, maintenance and other contracted services, costs associated with satellite and transponder leases and services, professional services and facilities rental expenses.

Cost of sales - equipment. Cost of sales - equipment consists primarily of the cost of broadband equipment and networks provided to customers in our consumer and enterprise markets. It also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including bad debt expense and stock-based compensation expense. It also includes professional fees (e.g. legal, information systems and accounting services), and other expenses associated with facilities and administrative services.

Research and development expenses. Research and development expenses primarily include costs associated with the design and development of products to support future growth and provide new technology and innovation to our customers.

Impairment of long-lived assets and goodwill. Impairment of long-lived assets and goodwill includes our impairment losses related to our property and equipment, regulatory authorizations, goodwill, and other intangible assets.

Interest income, net. Interest income, net primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization and discount accretion on debt securities, and changes in allowance for estimated credit losses on investments.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table presents our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	For the year ended December 31,		Variance
Statements of Operations Data (1)	2023	2022	Amount	%
Revenue:
Services and other revenue	$1,448,489	$1,629,194	$(180,705)	(11.1)
Equipment revenue	299,367	374,149	(74,782)	(20.0)
Total revenue	1,747,856	2,003,343	(255,487)	(12.8)
Costs and expenses:
Cost of sales - services and other	540,945	562,849	(21,904)	(3.9)
% of total services and other revenue	37.3%	34.5%
Cost of sales - equipment	239,336	292,290	(52,954)	(18.1)
% of total equipment revenue	79.9%	78.1%
Selling, general and administrative expenses	411,127	429,877	(18,750)	(4.4)
% of total revenue	23.5%	21.5%
Research and development expenses	28,857	32,810	(3,953)	(12.0)
% of total revenue	1.7%	1.6%
Depreciation and amortization	389,632	431,065	(41,433)	(9.6)
Impairment of long-lived assets and goodwill	532,940	—	532,940	*
Total costs and expenses	2,142,837	1,748,891	393,946	22.5
Operating income (loss)	(394,981)	254,452	(649,433)	*
Other income (expense):
Interest income, net	85,036	30,812	54,224	176.0
Interest expense, net of amounts capitalized	(89,569)	(92,386)	2,817	(3.0)
Gains (losses) on investments, net	245	245	—	—
Equity in earnings (losses) of unconsolidated affiliates, net	(4,264)	(5,703)	1,439	(25.2)
Foreign currency transaction gains (losses), net	5,711	6,016	(305)	(5.1)
Other-than-temporary impairment losses on equity method investments	(33,400)	—	(33,400)	*
Other, net	(1,090)	(85)	(1,005)	*
Total other income (expense), net	(37,331)	(61,101)	23,770	(38.9)
Income (loss) before income taxes	(432,312)	193,351	(625,663)	*
Income tax benefit (provision), net	(46,126)	(54,441)	8,315	(15.3)
Net income (loss)	(478,438)	138,910	(617,348)	*
Less: Net loss (income) attributable to non-controlling interests	16,569	10,503	6,066	57.8
Net income (loss) attributable to HSSC	$(461,869)	$149,413	$(611,282)	*

Other data:
EBITDA (2)	$(21,578)	$696,493	$(718,071)	(103.1)
Subscribers, end of period	1,004,000	1,228,000	(224,000)	(18.2)
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

The following discussion relates to our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022:

Services and other revenue. Services and other revenue totaled $1.448 billion for the year ended December 31, 2023, a decrease of $181 million, or 11.1%, as compared to 2022. The decrease was primarily attributable to our Hughes segment related to lower sales of broadband services to our consumer and North American enterprise customers of $184 million, partially offset by a net increase in broadband services sales to our international enterprise customers of $11 million.

Equipment revenue. Equipment revenue totaled $299 million for the year ended December 31, 2023, a decrease of $75 million, or 20.0%, as compared to 2022. The decrease was primarily attributable to a net decrease of $44 million related to our North American enterprise customers due to lower hardware sales and positive adjustments on certain long-term contracts and a $35 million net decrease in hardware sales to our international enterprise customers, partially offset by an increase of $7 million in sales to our mobile satellite system customers.

Cost of sales - services and other. Cost of sales - services and other totaled $541 million for the year ended December 31, 2023, a decrease of $22 million, or 3.9%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in service and other revenue.

Cost of sales - equipment. Cost of sales - equipment totaled $239 million for the year ended December 31, 2023, a decrease of $53 million, or 18.1%, as compared to 2022. The decrease was primarily attributable to the corresponding decrease in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $411 million for the year ended December 31, 2023, a decrease of $19 million, or 4.4%, as compared to 2022. The decrease was primarily attributable to decreases in sales and marketing expenses of $24 million.

Depreciation and amortization. Depreciation and amortization expenses totaled $390 million for the year ended December 31, 2023, a decrease of $41 million, or 9.6%, as compared to 2022. The decrease was primarily attributable to decreases in non-satellite depreciation expense of $48 million, partially offset by an increase in satellite depreciation related to the Al Yah 3 satellite.

Impairment of long-lived assets and goodwill. Impairment of long-lived assets and goodwill totaled $533 million for the year ended December 31, 2023. The increase is driven by a $533 million noncash impairment charge to goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest income, net. Interest income, net totaled $85 million for the year ended December 31, 2023, an increase of $54 million, as compared to 2022, primarily attributable to increases in the yield on our marketable investment securities and an increase in our marketable investment securities average balance.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $90 million for the year ended December 31, 2023, a decrease of $3 million, or 3.0%, as compared to 2022. The decrease was primarily attributable to an increase in capitalized interest relating to the EchoStar XXIV satellite program.

Equity in earnings (losses) of unconsolidated affiliates, net. Equity in earnings (losses) of unconsolidated affiliates, net totaled $4 million in losses for the year ended December 31, 2023, as compared to $6 million in losses for the year ended December 31, 2022, a decrease in losses of $2 million. The decrease was related to net increased earnings from our investments in our equity method investees.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33 million for the Year Ended December 31, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (“BCS”) as a result of increased competition and the economic environment for this business.

Income tax benefit (provision), net. Income tax benefit (provision), net was $(46) million for the year ended December 31, 2023, as compared to $(54) million for the year ended December 31, 2022. Our effective income tax rate was (10.7)% and 28.2% for the year ended December 31, 2023 and 2022, respectively.  The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2023 were primarily due to excluded losses for goodwill impairment, excluded investment impairment losses, and excluded foreign losses where the Company carries a full valuation allowance. The variations in our current year effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2022 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes.

Net income (loss) attributable to HSSC. The following table reconciles the change in Net income (loss) attributable to HSSC:

Amounts
Net income (loss) attributable to HSSC for the year ended December 31, 2022	$149,413
Increase (decrease) in interest income, net	54,224
Decrease (increase) in income tax benefit (provision), net	8,315
Decrease (increase) in net income (loss) attributable to non-controlling interests	6,066
Decrease (increase) in interest expense, net of amounts capitalized	2,817
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,439
Increase (decrease) in foreign currency transaction gains (losses), net	(305)
Increase (decrease) in other, net	(1,005)
Increase (decrease) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), including depreciation and amortization (1)	(649,433)
Net income (loss) attributable to HSSC for the year ended December 31, 2023	$(461,869)
(1)    The decrease in Operating income (loss) includes a noncash impairment charge for goodwill of $533 million.

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements:

	For the year ended December 31,		Variance
	2023	2022	Amount	%
Net income (loss)	$(478,438)	$138,910	$(617,348)	*
Depreciation and amortization	389,632	431,065	(41,433)	(9.6)
Interest expense, net of amounts capitalized	89,569	92,386	(2,817)	(3.0)
Income tax provision (benefit), net	46,126	54,441	(8,315)	(15.3)
Net loss (income) attributable to non-controlling interests	16,569	10,503	6,066	57.8
Interest Income, net	(85,036)	(30,812)	(54,224)	*
EBITDA	$(21,578)	$696,493	$(718,071)	*
*    Percentage is not meaningful.

The following table reconciles the change in EBITDA:

Amounts
EBITDA for the year ended December 31, 2022	$696,493
Decrease (increase) in net loss (income) attributable to non-controlling interests	6,066
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,439
Increase (decrease) in foreign currency transaction gains (losses), net	(305)
Increase (decrease) in other, net	(1,005)
Increase (decrease) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization (1)	(690,866)
EBITDA for the year ended December 31, 2023	$(21,578)
(1)    The decrease in Operating income (loss) includes a noncash impairment charge for goodwill of $533 million.

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the year ended December 31, 2023, as compared to the year ended December 31, 2022:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2023
Total revenue	$1,721,406	$24,095	$2,355	$1,747,856
Capital expenditures	189,999	130	—	190,129
EBITDA	39,679	18,325	(79,582)	(21,578)

For the year ended December 31, 2022
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343
Capital expenditures	239,403	—	—	239,403
EBITDA	732,929	14,416	(50,852)	696,493

Hughes Segment

	For the years ended December 31,		Variance
	2023	2022	Amount	%
Total revenue	$1,721,406	$1,966,587	$(245,181)	(12.5)
Capital expenditures	189,999	239,403	(49,404)	(20.6)
EBITDA	39,679	732,929	(693,250)	(94.6)

Total revenue was $1.721 billion for the year ended December 31, 2023, a decrease of $245 million, or 12.5%, as compared to 2022. Services and other revenue decreased primarily due to lower sales of broadband services to our consumer and North American enterprise customers of $184 million. Equipment revenue decreased primarily due to a net decrease of $35 million in hardware sales to our international enterprise customers and a net decrease of $44 million related to our North American enterprise customers due to lower hardware sales and positive adjustments on certain long-term contracts, partially offset by an increase of $7 million in sales to our mobile satellite system customers.

Capital expenditures were $190 million for the year ended December 31, 2023, a decrease of $49 million, or 20.6%, as compared to 2022, primarily due to decreases in expenditures associated with our consumer business, and decreases in expenditures related to the construction of our satellite-related ground infrastructure.

 The following table reconciles the change in the Hughes Segment EBITDA:

Amounts
EBITDA for the year ended December 31, 2022	$732,929
Decrease (increase) in net loss (income) attributable to non-controlling interests	6,066
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	273
Increase (decrease) in foreign currency transaction gains (losses), net	(208)
Increase (decrease) in gains (losses) on investments, net	(217)
Increase (decrease) in other, net	(1,004)
Increase (decrease) in other-than-temporary impairment losses on equity method investments	(33,400)
Increase (decrease) in operating income (loss), excluding depreciation and amortization (1)	(664,760)
EBITDA for the year ended December 31, 2023	$39,679
(1)    The decrease in Operating income (loss) includes a noncash impairment charge for goodwill of $533 million.

ESS Segment

	For the years ended December 31,		Variance
	2023	2022	Amount	%
Total revenue	$24,095	$20,533	$3,562	17.3
Capital expenditures	130	—	130	*
EBITDA	18,325	14,416	3,909	27.1
*    Percentage is not meaningful.

Total revenue was $24 million for the year ended December 31, 2023, an increase of $4 million, or 17.3%, compared to 2022, primarily due to an increase in transponder services provided to third parties.

EBITDA was $18 million for the year ended December 31, 2023, an increase of $4 million, or 27.1%, as compared to 2022, primarily due to the increase in overall ESS segment revenue and lower expenses.

Corporate and Other

	For the years ended December 31,		Variance
	2023	2022	Amount	%
Total revenue	$2,355	$16,223	$(13,868)	(85.5)
EBITDA	(79,582)	(50,852)	(28,730)	56.5

Total revenue was $2 million for the year ended December 31, 2023, a decrease of $14 million, or 85.5%, compared to 2022, primarily due to a decrease in satellite leasing revenue related to the EchoStar XXI satellite.

EBITDA was a loss of $80 million for the year ended December 31, 2023, a decrease of $29 million, or 56.5%, compared to 2022, primarily due to a decrease in service revenue and an increase in selling, general and administrative expenses.

The following table reconciles the change in the Corporate and Other EBITDA:

Amounts
EBITDA for the year ended December 31, 2022	$(50,852)
Increase (decrease) in operating income (loss), excluding depreciation and amortization	(30,015)
Increase (decrease) in foreign currency transaction gains (losses), net	(97)
Increase (decrease) in other, net	(1)
Increase (decrease) in gains (losses) on investments, net	217
Decrease (increase) in equity in earnings (losses) of unconsolidated affiliates, net	1,166
EBITDA for the year ended December 31, 2023	$(79,582)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments and Foreign Currency

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Marketable Investment Securities

As of December 31, 2023, our cash, cash equivalents and marketable investment securities had a fair value of $1.7 billion. Of this amount, a total of $1.7 billion was invested in: (a) cash; (b) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; (c) debt instruments of the U.S. government and its agencies; and/or (d) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, fund operations, make strategic investments and expand the business. Consequently, the size of this portfolio fluctuates significantly as cash is received and used in our business. The value of this portfolio may be negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would not affect the fair value of our cash, or materially affect the fair value of our cash equivalents due to their maturities of less than 90 days. A change in interest rates would affect the fair value of our current marketable debt securities portfolio; however, we normally hold these investments to maturity. Based on our cash, cash equivalents and current marketable debt securities investment portfolio of $1.7 billion as of December 31, 2023, a hypothetical 10% change in average interest rates during 2023 would not have had a material impact on the fair value of our cash, cash equivalents and debt securities portfolio due to the limited duration of our investments.

Our cash, cash equivalents and current marketable debt securities had an average annual rate of return for the year ended December 31, 2023 of 5.47%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2023 would have resulted in a decrease of $7.8 million in annual interest income.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2023, we had foreign currency forward contracts with a notional amount of $0.2 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2023. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2023 would have resulted in an estimated loss to the cumulative translation adjustment of $42.0 million as of December 31, 2023.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing its effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B.    OTHER INFORMATION

10b5-1 Trading Arrangements

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2023. EchoStar’s board of directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests.

Fees Paid to KPMG LLP

The following table presents fees for professional services rendered by KPMG LLP on behalf of the Company for the years ended December 31, 2023 and 2022, in full dollar amounts:

	For the Years Ended December 31,
	2023	2022
Audit fees (1)	$2,412,955	$2,133,489
Audit-related fees (2)	—	38,523
Total audit and audited related fees	2,412,955	2,172,012
Tax fees (3)	46,272	39,010
Total fees	$2,459,227	$2,211,022
(1)    Consists of fees for the audit of our Consolidated Financial Statements included in our Annual Report on Form 10-K, review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with statutory and other audits of our foreign subsidiaries.
(2)    Consists of fees for assurance and other services that are provided in connection with the issuance of consents, comfort letters, certifications, and professional consultations with respect to accounting issues or matters that are non-recurring in nature.
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

The request may be made with respect to either specific services or a type of service for predictable or recurring services. All of the fees paid by us to KPMG LLP for services for 2023 and 2022 were pre-approved by EchoStar’s Audit Committee.

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

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc., filed June 22, 2006, (Commission File No. 000-51784)). **
10.3*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed November 6, 2015, Commission File No. 001-33807).**

10.4*
Form of Stock Option Agreement for 2008 Stock Incentive Plan (1999) (incorporated by reference to Exhibit 10.31 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.5*
Form of Stock Option Agreement for 2008 Stock Incentive Plan — Employee (2008) (incorporated by reference to Exhibit 10.32 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121). **

10.6*
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
10.9*
Form of Restricted Stock Unit Agreement for 2008 Stock Incentive Plan — Executive or Director (2011) (incorporated by reference to Exhibit 10.36 to Hughes Satellite System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 24, 2016, Commission File No. 333-179121).**

10.10*	EchoStar Corporation 2017 Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**
10.11*
Amended and Restated EchoStar Corporation 2017 Employee Stock Purchase Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Form 14, filed March 23, 2017, Commission File No. 001-33807).**

10.12*
Amendment No. 1 to EchoStar Corporation 2017 Amended and Restated Employee Stock Purchase Plan dated October 20, 2022 (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.13*
EchoStar Non-Qualified Plan -- Executive Plan and Adoption Agreement, as amended (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.14*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Employee (2017) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.15*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807). **

10.16*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan - Executive (2017) (incorporated by reference to Exhibit 10.5 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 9, 2017, Commission File No. 001-33807).**

10.17*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Employee (2022) (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.18*
Form of Stock Option Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022) (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807) **

10.19*
Form of Non-Employee Director Stock Option Agreement for the EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (2022) (incorporated by reference to Exhibit 10.3 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807)**

10.20*
Form of Restricted Stock Unit Agreement for the EchoStar Corporation 2017 Stock Incentive Plan — Executive (2022) (incorporated by reference to Exhibit 10.4 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed November 3, 2022, Commission File No. 001-33807) **

10.21*
Letter Agreement, dated as of October 2, 2023, by and between EchoStar and Hamid Akhavan (incorporated by reference from Exhibit 10.2 to the Amendment No. 1 on Form S-4 of EchoStar filed on November 6, 2023, Registration File No. 333-274837).**

10.22*
Form of Stock Option Agreement for Hamid Akhavan (incorporated by reference to Exhibit 10.2 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 5, 2022, Commission File No. 001-33807)**

Exhibit No.	Description
10.23*
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

10.25*
Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 333-179121).**

10.26*
Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 333-179121). **

10.27*
Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001-33807). **

10.28*	Second Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of November 2, 2021. **
10.29
Amended and Restated Support Agreement, dated as of October 2, 2023, by and among EchoStar, DISH Network, and the Ergen Stockholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 03, 2023.)+

22 (H)	List of Subsidiary Guarantors
31.1 (H)	Section 302 Certification of Chief Executive Officer
31.2 (H)	Section 302 Certification of Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer
32.2 (H)	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH
(Principal Financial Officer and Principal Accounting Officer)
Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	President and Chief Executive Officer and Director	April 1, 2024
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	April 1, 2024
Paul W. Orban	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	April 1, 2024
Charles W. Ergen

/s/ Paul Gaske	Chief Operating Officer, Hughes, and Director	April 1, 2024
Paul Gaske

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors
Hughes Satellite Systems Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 19 to the consolidated financial statements, the Company reported $1.7 billion in total revenue for the Hughes segment for the year ended December 31, 2023. The Hughes segment has multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

We identified the evaluation of sufficiency of audit evidence over certain revenue streams as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate that revenue data was captured and aggregated throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over certain revenue streams.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including recording of revenue. We also evaluated the design and tested the operating effectiveness of certain general IT and application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes. For a sample of revenue transactions, we assessed the recorded amounts by comparing to underlying documentation, including contracts or payment and transaction support. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Denver, Colorado
April 1, 2024

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,276,623	$653,132
Marketable investment securities	417,743	799,769
Trade accounts receivable and contract assets, net	233,915	236,336
Other current assets, net	210,567	275,202
Total current assets	2,138,848	1,964,439
Non-current assets:
Property and equipment, net	1,250,074	1,376,004
Operating lease right-of-use assets	1,031,303	150,632
Goodwill	—	532,491
Regulatory authorizations, net	407,819	408,619
Other intangible assets, net	13,401	15,698
Other investments, net	54,137	83,523
Other non-current assets, net	303,962	285,877
Total non-current assets	3,060,696	2,852,844
Total assets	$5,199,544	$4,817,283

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$101,163	$98,229
Contract liabilities	116,187	121,739
Accrued expenses and other current liabilities	524,556	393,899
Total current liabilities	741,906	613,867
Non-current liabilities:
Long-term debt, net	1,497,609	1,496,777
Deferred tax liabilities, net	252,820	289,757
Operating lease liabilities	897,084	135,122
Other non-current liabilities	131,036	133,897
Total non-current liabilities	2,778,549	2,055,553
Total liabilities	3,520,455	2,669,420

Commitments and contingencies (Note 18)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both December 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both December 31, 2023 and 2022	—	—
Additional paid-in capital	1,484,064	1,479,857
Accumulated other comprehensive income (loss)	(152,491)	(170,184)
Accumulated earnings (losses)	279,885	741,754
Total Hughes Satellite Systems Corporation shareholder's equity	1,611,458	2,051,427
Non-controlling interests	67,631	96,436
Total shareholder's equity	1,679,089	2,147,863
Total liabilities and shareholder's equity	$5,199,544	$4,817,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Revenue:
Services and other revenue	$1,448,489	$1,629,194	$1,724,299
Equipment revenue	299,367	374,149	270,427
Total revenue	1,747,856	2,003,343	1,994,726
Costs and expenses:
Cost of sales - services and other (exclusive of depreciation and amortization)	540,945	562,849	544,915
Cost of sales - equipment (exclusive of depreciation and amortization)	239,336	292,290	231,960
Selling, general and administrative expenses	411,127	429,877	422,235
Research and development expenses	28,857	32,810	31,777
Depreciation and amortization	389,632	431,065	464,146
Impairment of long-lived assets and goodwill	532,940	—	210
Total costs and expenses	2,142,837	1,748,891	1,695,243
Operating income (loss)	(394,981)	254,452	299,483
Other income (expense):
Interest income, net	85,036	30,812	8,146
Interest expense, net of amounts capitalized	(89,569)	(92,386)	(126,499)
Gains (losses) on investments, net	245	245	2,103
Equity in earnings (losses) of unconsolidated affiliates, net	(4,264)	(5,703)	(5,347)
Other-than-temporary impairment losses on equity method investments	(33,400)	—	—
Foreign currency transaction gains (losses), net	5,711	6,016	(11,494)
Other, net	(1,090)	(85)	1,336
Total other income (expense), net	(37,331)	(61,101)	(131,755)
Income (loss) before income taxes	(432,312)	193,351	167,728
Income tax benefit (provision), net	(46,126)	(54,441)	(57,111)
Net income (loss)	(478,438)	138,910	110,617
Less: Net loss (income) attributable to non-controlling interests	16,569	10,503	10,154
Net income (loss) attributable to HSSC	$(461,869)	$149,413	$120,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Net income (loss)	$(478,438)	$138,910	$110,617
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,196	5,475	(31,317)
Unrealized gains (losses) on available-for-sale securities	(198)	(553)	490
Other	98	—	(98)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	247	(17)	(5)
Total other comprehensive income (loss), net of tax	21,343	4,905	(30,930)
Comprehensive income (loss)	(457,095)	143,815	79,687
Less: Comprehensive loss (income) attributable to non-controlling interests	12,919	8,795	14,543
Comprehensive income (loss) attributable to HSSC	$(444,176)	$152,610	$94,230

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Amounts in thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2020	$1,486,730	$(146,840)	$671,570	$64,916	$2,076,376
Stock-based compensation	3,046	—	—	—	3,046
Contribution by non-controlling interest holder	—	—	—	9,880	9,880
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	(26,541)	—	(4,389)	(30,930)
Net income (loss)	—	—	120,771	(10,154)	110,617
Balance, December 31, 2021	1,489,776	(173,381)	692,341	60,253	2,068,989
Stock-based compensation	4,318	—	—	—	4,318
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,237)	—	—	44,540	30,303
Dividend paid to EchoStar	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	3,197	—	1,708	4,905
Net income (loss)	—	—	149,413	(10,503)	138,910
Other, net	—	—	—	438	438
Balance, December 31, 2022	1,479,857	(170,184)	741,754	96,436	2,147,863
Stock-based compensation	4,207	—	—	—	4,207
Other comprehensive income (loss)	—	17,693	—	3,650	21,343
Deconsolidation of Hughes Systique Corporation	—	—	—	(15,448)	(15,448)
Net income (loss)	—	—	(461,869)	(16,569)	(478,438)
Other, net	—	—	—	(438)	(438)
Balance, December 31, 2023	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(478,438)	$138,910	$110,617
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	389,632	431,065	464,146
Impairment of long-lived assets and goodwill	532,940	—	210
Losses (gains) on investments, net	(245)	(245)	(2,103)
Equity in losses (earnings) of unconsolidated affiliates, net	4,264	5,703	5,347
Foreign currency transaction losses (gains), net	(5,711)	(6,016)	11,494
Deferred tax provision (benefit), net	(36,697)	(48,875)	(38,276)
Stock-based compensation	4,207	4,318	3,046
Amortization of debt issuance costs	832	783	2,381
(Accretion of discounts) and amortization of premiums on debt investments	(23,788)	(4,590)	2,862
Other-than-temporary impairment losses on equity method investments	33,400	—	—
Other, net	2,434	12,605	18,220
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	(2,423)	(50,670)	(2,342)
Other current assets, net	(28,638)	3,513	9,446
Trade accounts payable	(4,505)	511	(13,659)
Contract liabilities	(5,552)	(19,604)	36,774
Accrued expenses and other current liabilities	91,290	89,961	(17,383)
Non-current assets and non-current liabilities, net	(20,450)	(18,517)	71,531
Net cash provided by (used for) operating activities	452,552	538,852	662,311

Cash flows from investing activities:
Purchases of marketable investment securities	(964,388)	(986,736)	(1,517,849)
Sales and maturities of marketable investment securities	1,373,313	1,045,950	1,864,186
Expenditures for property and equipment	(190,129)	(239,403)	(296,303)
Expenditures for externally marketed software	(30,164)	(23,105)	(33,543)
Deconsolidation of Hughes Systique Corporation (Note 5)	(17,296)	—	—
Sales of other investments	—	—	9,451
India JV formation	—	(7,892)	—
Dividend received from unconsolidated affiliate	—	2,000	—
Net cash provided by (used for) investing activities	171,336	(209,186)	25,942

The accompanying notes are an integral part of these Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Cash flows from financing activities:
Repurchase and maturity of the 2021 Senior Unsecured Notes	—	—	(901,818)
Payment of finance lease obligations	—	(120)	(670)
Payment of in-orbit incentive obligations	(3,889)	(2,988)	(2,214)
Contribution by non-controlling interest holder	—	—	9,880
Dividend paid to EchoStar	—	(100,000)	(100,000)
Other, net	278	—	(966)
Net cash provided by (used for) financing activities	(3,611)	(103,108)	(995,788)

Effect of exchange rates on cash and cash equivalents	2,991	(2,233)	(3,614)
Net increase (decrease) in cash and cash equivalents	623,268	224,325	(311,149)
Cash and cash equivalents, including restricted amounts, beginning of period	654,473	430,148	741,297
Cash and cash equivalents, including restricted amounts, end of period	$1,277,741	$654,473	$430,148
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

We are an industry leader in both networking technologies and services, innovating to deliver the solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity to North and South America. We will leverage EchoStar XXIV to serve the unserved and underserved consumer markets in the Americas as well as enterprise and government markets.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

We currently operate in two business segments:

•Hughes segment — which provides broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is expected to be an integral part of our satellite service business.

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

Our operations also include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities, such as costs incurred in certain satellite development programs and other business development activities, and gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other in our segment reporting. We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 19. Segment Reporting for further detail.

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary.

On the terms and subject to the conditions set forth in the Amended Merger Agreement, on December 31, 2023, at 11:59 p.m. ET (the “Effective Time”), each share of DISH Network Class A common stock, par value $0.01 per share (“DISH Network Class A Common Stock”) and DISH Network Class C common stock, par value $0.01 per share (“DISH Network Class C Common Stock”) outstanding immediately prior to the Effective Time, was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class A common stock, par value $0.001 per share (“EchoStar Class A Common Stock”) equal to 0.350877 (the “Exchange Ratio”). On the terms and subject to the conditions set forth in the Amended Merger Agreement, at the Effective Time, each share of DISH Network Class B common stock, par value $0.01 per share (“DISH Network Class B Common Stock” and, together with DISH Network Class A Common Stock and DISH Network Class C Common Stock, “DISH Network Common Stock”), outstanding immediately prior to the Effective Time was converted into the right to receive a number of validly issued, fully paid and non-assessable shares of EchoStar Class B common stock, par value $0.001 per share (the “EchoStar Class B Common Stock” and, together with the EchoStar Class A Common Stock, the “EchoStar Common Stock”), equal to the Exchange Ratio. Any shares of DISH Network Common Stock that were held in DISH Network’s treasury or held directly by EchoStar or Merger Sub immediately prior to the Effective Time were cancelled and cease to exist and no consideration was paid in respect thereof. All shares of the DISH Network Class A Common Stock were delisted from the Nasdaq Global Select Market (“NASDAQ”) and deregistered under the Securities Exchange Act of 1934, as amended.

The EchoStar Common Stock issued to the Ergen DISH Stockholders (as defined in the Amended Merger Agreement) as Merger consideration was issued through a private placement exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). At the Effective Time, each share of DISH Network Class A Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class A Common Stock equal to the Exchange Ratio, and (b) each share of DISH Network Class B Common Stock owned by the Ergen DISH Stockholders immediately prior to the Effective Time was converted into the right to receive a number of shares of EchoStar Class B Common Stock equal to the Exchange Ratio.

Concurrently with the entry into the Amended Merger Agreement, the Ergen EchoStar Stockholders (as defined in the Amended Merger Agreement), the Ergen DISH Stockholders (collectively, the “Ergen Stockholders”), EchoStar and DISH Network entered into an amended and restated support agreement (the “Amended Support Agreement”).

In connection with the completion of the Merger, and pursuant to the Amended and Restated Support Agreement, the Ergen Stockholders, EchoStar and DISH Network, on December 31, 2023, EchoStar and the Ergen Stockholders entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides the Ergen Stockholders, and their affiliates who become parties thereto, with certain registration rights relating to the shares of EchoStar Common Stock, which they beneficially own, including (i) the right to demand shelf registration as well as registration on long and short form registration statements and (ii) “piggyback” registration rights to be included in future registered offerings by us of our equity securities, in each case, subject to certain requirements and customary conditions. The Registration Rights Agreement sets forth customary registration procedures, including an agreement by EchoStar to make appropriate officers available to participate in roadshow presentations and cooperate as reasonably requested in connection with any underwritten offerings. EchoStar also agreed to indemnify the Ergen Stockholders and their affiliates with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions based on or contained in information furnished to EchoStar for use in a registration statement by a participating stockholder.

For more information and a copy of the Amended Merger Agreement, the Amended Support Agreement and the Registration Rights Agreement, see the Form 8‑K of EchoStar Corporation filed on October 3, 2023 and the Form 8‑K of EchoStar Corporation filed on January 2, 2024.

With the Merger complete, EchoStar is currently focused on the process of integrating EchoStar’s and DISH Network’s business in a manner that facilitates synergies, cost savings, growth opportunities and achieves other anticipated benefits (the “Integration”). In addition see Note 21. Subsequent Events in the Notes to our Consolidated Financial Statements for further business updates.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

These Consolidated Financial Statements and the accompanying notes (collectively, the “Consolidated Financial Statements”) are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities in which we are the primary beneficiary and in other entities in which we own more than 50% of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a non-controlling interest within shareholder’s equity for the portion of the entity’s equity attributed to the non-controlling ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

All amounts presented in these Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations; (ii) allowances for doubtful accounts and estimated credit losses on investments; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) estimates of future cash flows used to evaluate and recognize impairments.

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

Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the year ended December 31, 2023 and December 31, 2022.

As of December 31, 2023 and 2022, the carrying amounts of our cash and cash equivalents, trade accounts receivable and contract assets, net, trade accounts payable, and accrued expenses and other current liabilities were equal to or approximated their fair value due to their short-term nature or proximity to current market rates.

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

We derive a portion of our revenues from contracts with customers for connectivity services. These contracts typically require advance or recurring monthly payments by the customer. Our obligation to provide connectivity services is satisfied over time as the customer simultaneously receives and consumes the benefits provided. The measure of progress over time is generally based upon usage.

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

Operating lease revenue is generally recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases are discounted using the interest rate implicit in the lease or our incremental borrowing rate if the interest rate implicit in the lease cannot be reasonably determined. We report revenue from sales-type leases at the commencement date and periodic interest income in Equipment revenue. We report operating lease revenue in Services and other revenue.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lessee Accounting

At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether we have the right to direct the use of the asset. Our operating leases consist primarily of leases for the EchoStar XXIV satellite, EchoStar office space, data centers, and satellite-related ground infrastructure.

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

Cash and Cash Equivalents

We consider all liquid investments purchased with an original maturity of less than 90 days to be cash equivalents. Cash equivalents as of December 31, 2023 and 2022 primarily consisted of commercial paper, government bonds, corporate notes and money market funds. The amortized cost of these investments approximates their fair value.

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

We evaluate our debt investment portfolio to determine whether declines in fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay. Declines in the fair value of available-for-sale debt securities that are determined to be company specific credit losses are reclassified from other comprehensive income (loss) and recognized in Net income (loss) in the Consolidated Statements of Operations, thus establishing a new cost basis for the investment.

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

Equity Securities

We account for equity securities with readily determinable fair values at fair value and recognize periodic changes in the fair value in Gains (losses) on investments, net in the Consolidated Statements of Operations. We recognize dividend income on equity securities on the ex-dividend date and report such income in Other, net in the Consolidated Statements of Operations. We had no equity securities with readily determinable fair values as of December 31, 2023 and 2022 respectively.

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

Concentration of Credit Risk

One customer represented approximately 19.0% of the balance of Trade accounts receivable as of December 31, 2023.

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

Contract Acquisition Costs

Our contract acquisition costs represent incremental direct costs of obtaining a contract and consist primarily of sales incentives paid to employees and third-party representatives. When we determine that our contract acquisition costs are recoverable, we defer and amortize the costs over the contract term, or over the estimated life of the customer relationship if anticipated renewals are expected and the incentives payable upon renewal are not commensurate with the initial incentive. We amortize contract acquisition costs in proportion to the revenue to which the costs relate on a straight-line basis. We expense sales incentives as incurred if the expected amortization period is one year or less. Unamortized contract acquisition costs are included in Other non-current assets, net in the Consolidated Balance Sheets and related amortization expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost of inventory is determined using the first-in-first-out and average cost methods and consists primarily of materials, direct labor and indirect overhead incurred in the procurement and manufacturing of our products. We use standard costing methodologies in determining the cost of certain of our finished goods and work-in-process inventories. We determine net realizable value using our best estimates of future use or recovery, considering the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items. We recognize losses within Cost of sales - equipment in the Consolidated Statements of Operations when we determine that the cost of inventory and commitments to purchase inventory exceed net realizable value.

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

No impairments were indicated for any reporting unit for the years ended December 31, 2022 and 2021.

During the fourth quarter in 2023, EchoStar experienced a significant and sustained decrease in its market capitalization and concluded that the goodwill attributable to certain acquisitions was no longer supported. We concluded that this trend is an indicator with respect to the carrying value of goodwill at our entity’s reporting unit. Our assessment process included, among other things, discounted cash flow analyses, consideration of fair values of tangible and indefinite-lived intangible assets held by the reporting unit and the recent market capitalization. Our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our parent’s market capitalization. As such, we recorded a total noncash impairment charge of approximately $532.9 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Impairment of Long-lived Assets

We review our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets held and used in operations, the asset is not recoverable if the carrying amount of the asset exceeds its undiscounted estimated future net cash flows. When an asset is not recoverable, we adjust the carrying amount of such asset to its estimated fair value and recognize the impairment loss in Impairment of long-lived assets and goodwill in the Consolidated Statements of Operations.

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

Government Assistance

On January 1, 2022, we adopted ASU No. 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities (except for not-for-profit entities and employee benefit plans) to disclose information about certain government assistance they receive. The Company is currently participating in three government programs: New York-Connect America Fund, New York Broadband, and Affordable Connectivity Plan. The purpose of these programs is to provide internet and connectivity services to qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in Services and other revenue, and associated expenses such as salaries and supplies are recorded in Cost of sales - services and other, Research and development or Selling, general and administrative expenses, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in Trade accounts receivable and contract assets, net. During the year ended December 31, 2023, the Company recognized $17.4 million in Services and other revenue. As of December 31, 2023 we have trade accounts receivable of $2.9 million related to our government programs.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes - Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Consolidated Financial Statements and related disclosures.

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023 the FASB issued ASU 2023-07 Segment Reporting (Topic 280)- Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Consolidated Financial Statements and related disclosures.

Business Combinations - Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05 - Business Combinations—Joint Venture Formations (“ASU 2023-05”) to reduce diversity in practice and provide decision-useful information to a joint venture’s investors. The ASU requires that a joint venture apply a new basis of accounting upon formation. Specifically, the newly formed joint venture will be required to recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in this ASU do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The guidance in this ASU is effective prospectively for all joint ventures with a formation date on or after January 1, 2025. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. We plan to adopt this new guidance prospectively to all newly formed joint ventures on or after January 1, 2025 and we do not expect this ASU to have a material impact on our Consolidated Financial Statements.

Leases - Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01 - Leases (Topic 842): Common Control Arrangements (“ASU 2023-01). Among other things, this ASU requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group and account for them as a transfer of assets between entities under common control at the end of the lease. Additional disclosures are required when the useful life of leasehold improvements to the common control group exceeds the related lease term. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance prospectively to all new leasehold improvements recognized on or after January 1, 2024 and we do not expect it to have a material impact on our Consolidated Financial Statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848) (“ASU 2020-04”), and all subsequent amendments to the initial guidance, codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2024. We expect to utilize the optional expedients provided by the guidance for contracts amended solely to use an alternative reference rate. We have evaluated the new guidance and we are in the process of implementing this ASU, and all subsequent amendments, and do not expect them to have a material impact on our Consolidated Financial Statements.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3.     REVENUE RECOGNITION

Contract Balances

The following table presents the components of our contract balances:

	As of December 31,
	2023	2022
Trade accounts receivable and contract assets, net:
Sales and services	$177,989	$170,466
Leasing	10,230	7,935
Total trade accounts receivable	188,219	178,401
Contract assets	66,095	73,293
Allowance for doubtful accounts	(20,399)	(15,358)
Total trade accounts receivable and contract assets, net	$233,915	$236,336

Contract liabilities:
Current	$116,187	$121,739
Non-current	7,401	8,326
Total contract liabilities	$123,588	$130,065

The following table presents the revenue recognized in the Consolidated Statements of Operations that was previously included within contract liabilities:

	For the years ended December 31,
	2023	2022	2021
Revenue	$88,211	$120,867	$82,633

The following table presents the activity in our allowance for doubtful accounts:

	For the years ended December 31,
	2023	2022	2021
Balance at beginning of period	$15,358	$14,588	$15,386
Credit losses	34,085	32,910	22,591
Deductions	(29,371)	(36,011)	(23,543)
Foreign currency translation	327	3,871	154
Balance at end of period	$20,399	$15,358	$14,588

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the years ended December 31,
	2023	2022	2021
Balance at beginning of period	$64,447	$82,986	$99,837
Additions	44,459	57,627	72,503
Amortization expense	(60,512)	(76,760)	(88,178)
Foreign currency translation	949	594	(1,176)
Balance at end of period	$49,343	$64,447	$82,986

Performance Obligations

As of December 31, 2023, the remaining performance obligations for our customer contracts was approximately $1.7 billion. Performance obligations expected to be satisfied within one year and greater than one year are 27% and 73%, respectively. This amount and percentages exclude agreements with consumer customers in our Hughes segment, our leasing arrangements and agreements with certain customers under which collectability of all amounts due through the term of contracts is uncertain.

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic regions based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2023
North America	$1,376,233	$24,095	$(2,205)	$1,398,123
South and Central America	159,520	—	—	159,520
Other	185,653	—	4,560	190,213
Total revenue	$1,721,406	$24,095	$2,355	$1,747,856

For the year ended December 31, 2022
North America	$1,576,773	$20,533	$(1,400)	$1,595,906
South and Central America	171,318	—	—	171,318
Other	218,496	—	17,623	236,119
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343

For the year ended December 31, 2021
North America	$1,617,229	$17,679	$(385)	$1,634,523
South and Central America	176,515	—	—	176,515
Other	162,482	—	21,206	183,688
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services and by segment:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2023
Services and other revenue:
Services	$1,385,287	$16,151	$—	$1,401,438
Lease revenue	36,752	7,944	2,355	47,051
Total services and other revenue	1,422,039	24,095	2,355	1,448,489
Equipment revenue:
Equipment	140,429	—	—	140,429
Design, development and construction services	145,507	—	—	145,507
Lease revenue	13,431	—	—	13,431
Total equipment revenue	299,367	—	—	299,367
Total revenue	$1,721,406	$24,095	$2,355	$1,747,856

For the year ended December 31, 2022
Services and other revenue:
Services	$1,551,613	$13,206	$—	$1,564,819
Lease revenue	40,825	7,327	16,223	64,375
Total services and other revenue	1,592,438	20,533	16,223	1,629,194
Equipment revenue:
Equipment	119,107	—	—	119,107
Design, development and construction services	246,265	—	—	246,265
Lease revenue	8,777	—	—	8,777
Total equipment revenue	374,149	—	—	374,149
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343

For the year ended December 31, 2021
Services and other revenue:
Services	$1,646,778	$11,961	$—	$1,658,739
Lease revenue	39,021	5,718	20,821	65,560
Total services and other revenue	1,685,799	17,679	20,821	1,724,299
Equipment revenue:
Equipment	108,767	—	—	108,767
Design, development and construction services	152,934	—	—	152,934
Lease revenue	8,726	—	—	8,726
Total equipment revenue	270,427	—	—	270,427
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lease Revenue

The following table presents our lease revenue by type of lease:

	For the years ended December 31,
	2023	2022	2021
Sales-type lease revenue:
Revenue at lease commencement	$11,429	$7,557	$7,998
Interest income	2,002	1,220	728
Total sales-type lease revenue	13,431	8,777	8,726
Operating lease revenue	47,051	64,375	65,560
Total lease revenue	$60,482	$73,152	$74,286

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $30.4 million and $21.9 million as of December 31, 2023 and 2022, respectively.

The following table presents future operating lease payments to be received as of December 31, 2023:

Amounts
December 31,
2024	$36,008
2025	31,803
2026	30,579
2027	25,752
2028	11,687
2029 and beyond	34,588
Total lease payments to be received	$170,417

The following table presents amounts for assets subject to operating leases, which are included in Property and equipment, net:

	As of December 31,
	2023			2022
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Customer premises equipment	$883,565	$(716,022)	$167,543	$933,669	$(703,110)	$230,559
Satellites	104,620	(59,259)	45,361	104,620	(52,284)	52,336
Total	$988,185	$(775,281)	$212,904	$1,038,289	$(755,394)	$282,895

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents depreciation expense for assets subject to operating leases, which is included in Depreciation and amortization:

	For the years ended December 31,
	2023	2022	2021
Customer premises equipment	$168,656	$221,645	$247,072
Satellites	6,975	6,975	6,975
Total	$175,631	$228,620	$254,047

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4.    LESSEE ACCOUNTING

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2023	2022
Right-of-use assets:
Operating	$1,031,303	$150,632
Finance	218,807	238,748
Total right-of-use assets	$1,250,110	$389,380

Lease liabilities:
Current:
Operating	$155,932	$17,766
Finance	—	—
Total current	155,932	17,766
Non-current:
Operating	897,084	135,122
Finance	—	—
Total non-current	897,084	135,122
Total lease liabilities	$1,053,016	$152,888

As of December 31, 2023, we have prepaid our obligations regarding our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $149.6 million and $121.9 million as of December 31, 2023 and 2022, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the years ended December 31,
	2023	2022	2021
Lease cost:
Operating lease cost	$30,299	$25,219	$23,323
Finance lease cost:
Amortization of right-of-use assets	27,682	29,906	29,270
Interest on lease liabilities	—	7	49
Total finance lease cost	27,682	29,913	29,319
Short-term lease cost	—	258	—
Variable lease cost	—	2,246	1,895
Total lease cost	$57,981	$57,636	$54,537

	As of December 31,
	2023	2022
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	0.0 years	0.0 years
Operating leases	7.5 years	8.0 years

Weighted-average discount rate:
Finance leases	—%	—%
Operating leases	12.1%	5.9%

The following table presents the detailed cash flows from operating and finance leases:

	For the years ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,981	$24,653	$21,808
Operating cash flows from finance leases	—	7	49
Financing cash flows from finance leases	—	124	430

We obtained ROU assets in exchange for lease liabilities of $903.0 million, $4.3 million and $26.1 million upon commencement of operating leases during the year ended December 31, 2023, 2022 and 2021, respectively. Refer to Note 16. Related Party Transactions- EchoStar for further details on EchoStar XXIV operating lease.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents future minimum lease payments of our lease liabilities as of December 31, 2023:

Operating Leases
Year ending December 31,
2024	$233,766
2025	215,227
2026	213,422
2027	211,936
2028	209,986
2029 and beyond	480,414
Total future minimum lease payments	1,564,751
Less: Interest	(511,735)
Total lease liabilities	$1,053,016

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 5.    BUSINESS COMBINATIONS AND DECONSOLIDATIONS

India Joint Venture

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

Hughes Systique Corporation

We contract with Hughes Systique Corporation (“Hughes Systique”) for software development services. In addition to our approximately 42.2% ownership in Hughes Systique, Mr. Pradman Kaul, the former President of our subsidiary Hughes Communications and former Vice-Chair of our Board of Directors, and his brother, who is the Chief Executive Officer and President of Hughes Systique, own in the aggregate approximately 25%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2023. Furthermore, Mr. Pradman Kaul serves on the board of directors of Hughes Systique. Historically, Hughes Systique was considered a variable interest entity and we were considered the primary beneficiary of Hughes Systique due to, among other factors, our ability to direct the activities that most significantly impact the economic performance of Hughes Systique. As a result, we consolidated Hughes Systique’s financial statements in these Consolidated Financial Statements. Upon the consummation of the Merger, Mr. Pradman Kaul will no longer remain on our Board of Directors which was a reconsideration event. Based on the entity’s ability to now fund itself, among other things, we determined that Hughes Systique is no longer a variable interest entity. As a result, we have deconsolidated the Hughes Systique results from our Consolidated Financial Statements as of December 31, 2023 and recorded the investment as a cost method investment in “Other investments, net” on our Consolidated Balance Sheets. No gain or loss was recognized upon deconsolidation as the fair value of our investment in Hughes Systique approximated its carrying value. We determined the fair value of our investment in Hughes Systique based on the market approach using the guideline public company method.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effect on each component of Other comprehensive income (loss) and excludes noncontrolling interest:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance, December 31, 2021
Foreign currency translation adjustments	$(26,929)	$—	$(26,929)
Unrealized holding gains (losses) on available-for-sale securities	(448)	938	490
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(5)	—	(5)
Other	(98)	—	(98)
Other comprehensive income (loss)	(27,480)	938	(26,542)
Balance, December 31, 2022
Foreign currency translation adjustments	3,767	—	3,767
Unrealized holding gains (losses) on available-for-sale securities	475	(1,028)	(553)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(17)	—	(17)
Other comprehensive income (loss)	4,225	(1,028)	3,197
Balance, December 31, 2023
Foreign currency translation adjustments	17,546	—	17,546
Unrealized holding gains (losses) on available-for-sale securities	(220)	22	(198)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	247	—	247
Other	98	—	98
Other comprehensive income (loss)	$17,671	$22	$17,693

The following table presents the changes in the balances of Accumulated other comprehensive income (loss) by component:

	Cumulative Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Other	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(173,881)	$598	$(98)	$(173,381)
Foreign currency translation adjustments	3,767	—	—	3,767
Other comprehensive income (loss) before reclassifications	—	(553)	—	(553)
Amounts reclassified to net income (loss)	—	(17)	—	(17)
Other comprehensive income (loss)	3,767	(570)	—	3,197
Balance, December 31, 2022	(170,114)	28	(98)	(170,184)
Foreign currency translation adjustments	17,546	—	98	17,644
Other comprehensive income (loss) before reclassifications	—	(198)	—	(198)
Amounts reclassified to net income (loss)	—	247	—	247
Other comprehensive income (loss)	17,546	49	98	17,693
Balance, December 31, 2023	$(152,568)	$77	$—	$(152,491)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7.    MARKETABLE INVESTMENT SECURITIES

The following table presents our Marketable investment securities:

	As of December 31,
	2023	2022
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$91,548	$154,580
Commercial paper	282,898	643,526
Other debt securities	43,297	1,663
Total marketable investment securities	$417,743	$799,769

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2023
Corporate bonds	$91,474	$79	$(5)	$91,548
Commercial paper	282,898	—	—	282,898
Other debt securities	43,307	—	(10)	43,297
Total available-for-sale debt securities	$417,679	$79	$(15)	$417,743
As of December 31, 2022
Corporate bonds	$154,517	$119	$(56)	$154,580
Commercial paper	643,553	—	(27)	643,526
Other debt securities	1,663	—	—	1,663
Total available-for-sale debt securities	$799,733	$119	$(83)	$799,769

The following table presents the activity on our available-for-sale debt securities:

	For the years ended December 31,
	2023	2022	2021
Proceeds from sales	$228,284	$37,904	$292,188

As of December 31, 2023, all of our available-for-sale debt securities have contractual maturities of one year or less. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	Level 1	Level 2	Total
As of December 31, 2023
Cash equivalents (including restricted)	$177,009	$999,347	$1,176,356
Available-for-sale debt securities:
Corporate bonds	$—	$91,548	$91,548
Commercial paper	—	282,898	282,898
Other debt securities	38,799	4,498	43,297
Total marketable investment securities	$38,799	$378,944	$417,743

As of December 31, 2022
Cash equivalents (including restricted)	$496	$548,058	$548,554
Available-for-sale debt securities:
Corporate bonds	$—	$154,580	$154,580
Commercial paper	—	643,526	643,526
Other debt securities	—	1,663	1,663
Total marketable investment securities	$—	$799,769	$799,769

As of December 31, 2023 and December 31, 2022, we did not have any investments that were categorized within Level 3 of the fair value hierarchy.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 8.    PROPERTY AND EQUIPMENT

The following table presents the components of Property and equipment, net:

	As of December 31,
	2023	2022
Property and equipment, net:
Satellites, net	$654,167	$754,019
Other property and equipment, net	595,907	621,985
Total property and equipment, net	$1,250,074	$1,376,004
Satellites

As of December 31, 2023, our satellite fleet consisted of eight geosynchronous (“GEO”) satellites, four of which are owned and four of which are leased. They are all in geosynchronous orbit, approximately 22,300 miles above the equator.

The following table presents our GEO satellite fleet in service as of December 31, 2023:

GEO Satellite	Segment	Launch Date	Nominal Degree Orbital Location (Longitude)	Depreciable Life (In Years)
Owned:(1)
EchoStar XVII	Hughes	July 2012	107 W	15
EchoStar XIX	Hughes	December 2016	97.1 W	15
Al Yah 3 (“AY 3”) (2)	Hughes	January 2018	20 W	5
EchoStar IX (3) (4)	ESS	August 2003	121 W	12

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15
Telesat T19V	Hughes	July 2018	63 W	15
EchoStar 105/SES-11	ESS	October 2017	105 W	15
Operating leases:
EchoStar XXIV	Hughes	July 2023	95.2 W	N/A
(1)    The SPACEWAY 3 satellite was de-orbited in the January 2024 and is excluded from the table above.
(2)    Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite with a remaining useful life of 7 years as of that time. In the second quarter of 2023, we reduced the estimated useful life of the satellite as a result of certain technical anomalies. This has increased the depreciation expense by $11.1 million for the full year 2023, and is expected to increase depreciation expense by $12.8 million for the year 2024. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.
(3)    We own the Ka-band and Ku-band payloads on this satellite.
(4)    The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of our satellites, net:

	Depreciable Life (In Years)	As of December 31,
		2023	2022
Satellites, net:
Satellites - owned	5 to 15	$1,506,541	$1,503,435
Satellites - acquired under finance leases	15	368,384	360,642
Total satellites		1,874,925	1,864,077
Accumulated depreciation:
Satellites - owned		(1,071,182)	(988,164)
Satellites - acquired under finance leases		(149,576)	(121,894)
Total accumulated depreciation		(1,220,758)	(1,110,058)
Total satellites, net		$654,167	$754,019

The following table presents the depreciation expense associated with our satellites, net:

	For the years ended December 31,
	2023	2022	2021
Depreciation expense:
Satellites - owned	$78,035	$75,738	$85,068
Satellites - acquired under finance leases	27,682	24,127	23,740
Total depreciation expense	$105,717	$99,865	$108,808

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the years ended December 31,
	2023	2022	2021
Capitalized interest	$10,115	$8,712	$6,002

Satellite-Related Commitments

As of December 31, 2023 and December 31, 2022 our satellite-related commitments were $239.6 million and $143.5 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, in-orbit incentives relating to certain satellites and commitments for satellite service arrangements.

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

Except as described above, we are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the year ended December 31, 2023.

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

Fair Value of In-Orbit Incentives

As of December 31, 2023 and December 31, 2022, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $46.3 million and $50.2 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Property and Equipment, Net

The following table presents Other property and equipment, net:

	Depreciable Life (In Years)	As of December 31,
		2023	2022
Other property and equipment, net:
Land	—	$13,547	$13,510
Buildings and improvements	1 to 40	115,354	75,163
Furniture, fixtures, equipment and other	1 to 12	977,154	747,179
Customer premises equipment	2 to 4	883,565	933,669
Construction in progress		28,217	195,655
Total other property and equipment		2,017,837	1,965,176
Accumulated depreciation		(1,421,930)	(1,343,191)
Other property and equipment, net		$595,907	$621,985

The following table presents the depreciation expense associated with our other property and equipment:

	For the years ended December 31,
	2023	2022	2021
Other property and equipment depreciation expense:
Buildings and improvements	$3,721	$3,661	$4,908
Furniture, fixtures, equipment and other	78,083	71,804	72,855
Customer premises equipment	168,656	221,645	247,072
Total depreciation expense	$250,460	$297,110	$324,835

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

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $532.9 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2. Summary of Significant Accounting Policies for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy.

The following table presents our goodwill:

	For the years ended December 31,
	2023	2022	2021
Balance at beginning of period	$532,491	$511,086	$511,597
India JV formation	—	23,086	—
Foreign currency translation	449	(1,681)	(511)
Impairment	(532,940)	—	—
Balance at end of period, net of accumulated impairment losses	$—	$532,491	$511,086

Accumulated impairment losses	$(532,940)	$—	$—

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10.    REGULATORY AUTHORIZATIONS

The following table presents our Regulatory authorizations, net:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2020	$11,505	$(1,054)	$10,451	$400,000	$410,451
Amortization expense	—	(806)	(806)	—	(806)
Currency translation adjustments	(772)	86	(686)	—	(686)
Balance, December 31, 2021	10,733	(1,774)	8,959	400,000	408,959
Amortization expense	—	(825)	(825)	—	(825)
Currency translation adjustments	598	(113)	485	—	485
Balance, December 31, 2022	11,331	(2,712)	8,619	400,000	408,619
Amortization expense	—	(1,845)	(1,845)	—	(1,845)
Currency translation adjustments	1,423	(378)	1,045	—	1,045
Balance, December 31, 2023	$12,754	$(4,935)	$7,819	$400,000	$407,819

Weighted-average useful life (in years)		12

Future Amortization

The following table presents our estimated future amortization of our regulatory authorizations with finite lives as of December 31, 2023:

Amount
For the years ending December 31,
2024	$2,076
2025	589
2026	589
2027	589
2028	589
2029 and beyond	3,387
Total	$7,819

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11.    OTHER INTANGIBLE ASSETS

The following table presents our other intangible assets:

	Customer Relationships	Patents	Trademarks and Licenses	Total
Cost:
As of December 31, 2020	$270,300	$51,400	$29,700	$351,400
As of December 31, 2021	270,300	51,400	29,700	351,400
Additions	4,312	—	—	4,312
Currency Translation Adjustments	(328)	—	—	(328)
As of December 31, 2022	274,284	51,400	29,700	355,384
Currency Translation Adjustments	(24)	—	—	(24)
As of December 31, 2023	$274,260	$51,400	$29,700	$355,360

Accumulated amortization:
As of December 31, 2020	$(267,429)	$(51,400)	$(14,231)	$(333,060)
Amortization expense	(2,871)	—	(1,485)	(4,356)
As of December 31, 2021	(270,300)	(51,400)	(15,716)	(337,416)
Amortization expense	(785)	—	(1,485)	(2,270)
As of December 31, 2022	(271,085)	(51,400)	(17,201)	(339,686)
Amortization expense	(788)	—	(1,485)	(2,273)
As of December 31, 2023	$(271,873)	$(51,400)	$(18,686)	$(341,959)

Carrying amount:
As of December 31, 2022	$3,199	$—	$12,499	$15,698
As of December 31, 2023	$2,387	$—	$11,014	$13,401

Weighted-average useful life (in years)	8	6	20

Future Amortization

The following table presents our estimated future amortization of other intangible assets as of  December 31, 2023:

Amount
For the years ending December 31,
2024	$2,277
2025	2,277
2026	2,277
2027	1,496
2028	1,485
2029 and beyond	3,589
Total	$13,401

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12.    OTHER INVESTMENTS

The following table presents our Other investments, net:

	As of December 31,
	2023	2022
Other investments, net:
Equity method investments	$42,859	$83,523
Other equity investments	11,278	—
Total other investments, net	$54,137	$83,523

Equity Method Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites. For the year ended December 31, 2023, we recorded an impairment charge of $33.4 million related to our investment as a result of increased competition and the economic environment for this business. We estimated the fair value of our investment by using the combination of the discounted cash flow model and market value approach.

Financial Information for Our Equity Method Investments

The following table presents revenue recognized by the Company from our equity method investments:

	For the years ended December 31,
	2023	2022	2021
Deluxe	$5,794	$5,334	$5,480
BCS	$3,426	$7,933	$8,278

The following table presents trade accounts receivable from our equity method investments:

	As of December 31,
	2023	2022
Deluxe	$1,247	$3,026
BCS	$3,333	$5,062

Other Equity Investments

Hughes Systique

We own 42.2% of Hughes Systique and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Consolidated Financial Statements, see Note 5. Business Combinations and Deconsolidations for further information. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Consolidated Balance Sheets.
The table below summarizes our transactions with Hughes Systique:

As of December 31, 2023

Purchases from Hughes Systique	$19,597
Amounts payable to Hughes Systique	$1,704

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 13.    LONG-TERM DEBT

The following table presents the carrying amount and fair values of our Long-term debt, net:

	Effective Interest Rate	As of December 31,
		2023		2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	5.320%	$750,000	$665,678	$750,000	$727,763
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	6.688%	750,000	591,525	750,000	707,490
Less: Unamortized debt issuance costs		(2,391)	—	(3,223)	—
Total long-term debt, net		$1,497,609	$1,257,203	$1,496,777	$1,435,253

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

Debt Issuance Costs

For the years ended December 31, 2023, 2022 and 2021, we amortized $0.8 million, $0.8 million and $2.4 million respectively, of debt issuance costs incurred for all debt issuances, which are included in Interest expense, net of amounts capitalized in the Consolidated Statements of Operations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 14.    INCOME TAXES

The following table presents the components of Income (loss) before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2023	2022	2021
Domestic	$(307,822)	$253,654	$246,207
Foreign	(124,490)	(60,303)	(78,479)
Income (loss) before income taxes	$(432,312)	$193,351	$167,728

The following table presents the components of Income tax benefit (provision), net, in the Consolidated Statements of Operations:

	For the years ended December 31,
	2023	2022	2021
Current benefit (provision), net:
Federal	$(64,692)	$(83,594)	$(73,571)
State	(12,736)	(15,430)	(18,562)
Foreign	(5,395)	(4,292)	(3,254)
Total current benefit (provision), net	$(82,823)	$(103,316)	$(95,387)

Deferred benefit (provision), net:
Federal	$25,322	$37,714	$28,319
State	10,065	8,186	3,705
Foreign	1,310	2,975	6,252
Total deferred benefit (provision), net	36,697	48,875	38,276
Total income tax benefit (provision), net	$(46,126)	$(54,441)	$(57,111)

The following table presents our actual tax provisions reconciled to the amounts computed by applying the statutory federal tax rate to Income (loss) before income taxes in the Consolidated Statements of Operations:

	For the years ended December 31,
	2023	2022	2021
Statutory rate	$90,786	$(40,604)	$(35,223)
State income taxes, net of federal benefit (provision)	4	(4,005)	(10,960)
Permanent differences	728	(2,233)	(806)
Impairments	(108,734)	—	—
Tax credits, including withholding tax	4,196	3,699	4,573
Valuation allowance	(45,043)	(21,359)	(23,346)
Rates different than statutory	16,041	9,753	10,164
Other	(4,104)	308	(1,513)
Total income tax benefit (provision), net	$(46,126)	$(54,441)	$(57,111)

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the components of our deferred tax assets and liabilities:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses, credit and other carryforwards	$153,421	$119,594
Other investments	32,785	11,648
Accrued expenses	61,177	53,324
Stock-based compensation	5,821	5,645
Other assets	33,303	32,824
Total deferred tax assets	286,507	223,035
Valuation allowance	(209,411)	(153,233)
Deferred tax assets after valuation allowance	$77,096	$69,802

Deferred tax liabilities:
Property and equipment, regulatory authorizations, and other intangibles	$(300,396)	$(332,884)
Other liabilities	(21,322)	(18,853)
Total deferred tax liabilities	(321,718)	(351,737)
Total net deferred tax liabilities	$(244,622)	$(281,935)

Net deferred tax assets (liabilities) foreign jurisdiction	$8,198	$6,277
Net deferred tax assets (liabilities) domestic	(252,820)	(288,212)
Total net deferred tax assets (liabilities)	$(244,622)	$(281,935)

Overall, our net deferred tax assets were offset by a valuation allowance of $209.4 million and $153.2 million as of December 31, 2023 and 2022, respectively. The change in the valuation allowance relates to an increase in the net operating loss carryforwards of certain foreign subsidiaries, offset by a decrease due to changes in foreign exchange rates as well as an impairment of a foreign asset (investment).

Tax benefits of net operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2023, we had foreign net operating loss carryforwards of $518.9 million. The net operating loss carryforwards associated with India will begin to expire in 2027.

As of December 31, 2023, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time. As of December 31, 2023 and 2022, we had net deferred tax assets related to our foreign subsidiaries of $8.2 million and $7.8 million, respectively, which were recorded in Other non-current assets, net in the Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounting for Uncertainty in Income Taxes

In addition to filing U.S. federal income tax returns with EchoStar, we file income tax returns in all states that impose an income tax. As of December 31, 2023, we are not currently under a U.S. federal income tax examination. However, the IRS could perform tax examinations on years as early as tax year 2008. We are also subject to frequent state income tax audits and have open state examinations on years as early as tax year 2008. We also file income tax returns in the United Kingdom, Germany, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004. As of December 31, 2023, we are currently being audited by the Indian tax authorities for fiscal years 2004 through 2021. We have no other on-going significant income tax examinations in process in our foreign jurisdictions.

The following table presents the reconciliation of the beginning and ending amount of unrecognized income tax benefits:

	For the years ended December 31,
	2023	2022	2021
Unrecognized tax benefit balance as of beginning of period:	$7,172	$7,294	$7,294
Additions based on tax positions reclassified from HSSC to EchoStar	3,149	—	—
Reductions based on tax positions related to prior years	—	(122)	—
Balance as of end of period	$10,321	$7,172	$7,294

As of December 31, 2023 and 2022, we had $10.3 million and $7.2 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.

For the years ended December 31, 2023, 2022 and 2021, our income tax provision included an insignificant amount of interest and penalties.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 15.    EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

EchoStar has an employee stock purchase plan (the “ESPP”), under which it is authorized to issue 5.0 million shares of EchoStar’s Class A common stock. As of December 31, 2023, EchoStar had approximately 0.5 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by EchoStar or its subsidiaries for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, each employee’s deductions are limited so that the maximum they may purchase under the ESPP is $25,000 in fair value of Class A common stock per year. Stock purchases are made on the last business day of each calendar quarter at 85.0% of the closing price of EchoStar’s Class A common stock on that date. For the years ended December 31, 2023, 2022 and 2021, employee purchases of EchoStar’s Class A common stock through the ESPP totaled approximately 198,000 shares, 580,000 shares and 446,000 shares, respectively.

401(k) Employee Savings Plans

Under the EchoStar 401(k) Plan (“the Plan”), eligible employees are entitled to contribute up to 75.0% of their eligible compensation, on a pre-tax and/or after-tax basis, subject to the maximum contribution limit provided by the Internal Revenue Code of 1986, as amended (the “Code”) All employee contributions to the Plan are immediately vested. EchoStar matches 50 cents on the dollar for the first 6.0% of each employee’s salary contributions to the Plan for a total of 3.0% match on a pre-tax basis up to a maximum of $7,500 annually. EchoStar’s match is calculated each pay period there is an employee contribution. In addition, EchoStar may make an annual discretionary contribution to the Plan to be made in cash or EchoStar’s stock. EchoStar’s contributions under the Plan vest at 20.0% per year and are 100.0% vested after an eligible employee has completed five years of employment. Forfeitures of unvested participant balances may be used to fund matching and discretionary contributions.

The following table presents our matching contributions and discretionary contributions:

	For the years ended December 31,
	2023	2022	2021
Matching contributions, net of forfeitures	$5,847	$5,475	$5,434
Fair value of EchoStar discretionary contributions of its Class A common stock, net of forfeitures, under 401(k) plan	$5,491	$7,042	$7,125

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

Services and Other Revenue — EchoStar

The following table presents our Services and other revenue from EchoStar:

	For the years ended December 31,
	2023	2022	2021
Services and other revenue - EchoStar	$4,548	$17,623	$21,206

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries. In 2023, we reported receivables under these arrangements within Related party payables - EchoStar - current due to the net settlement in 2024.

The following table presents the corresponding related party receivables:

	As of December 31,
	2023	2022
Related party receivables - EchoStar - current, net	$—	$112,985
Related party receivables - EchoStar - non-current	61,283	55,834
Total related party receivables - EchoStar	$61,283	$168,819

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the years ended December 31,
	2023	2022	2021
Operating expenses - EchoStar	$96,239	$75,462	$56,430

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. We report payables under these arrangements netted within Related party payables - EchoStar - current, net.

The following table presents the corresponding related party payables:

	As of December 31,
	2023	2022
Related party payables - EchoStar - current, net	$195,558	$216,504
Related party payables - EchoStar - non-current	26,453	23,423
Total related party payables - EchoStar	$222,011	$239,927
Operating lease liabilities - EchoStar - current	138,694	—
Operating lease liabilities - EchoStar - non-current	755,379	—
Total operating lease liabilities - EchoStar	$894,073	$—

The Company settled its current related party payable, net with EchoStar in the first quarter of 2024.

Real Estate. We occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

Cash Advances. EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to long-term loan agreements. Advances under these agreements bear interest at annual rates of three percent. We report amounts payable under these agreements within Related party payables - EchoStar - non-current.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in Services and other revenue of $4.5 million, $17.6 million and $21.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate. We report these loans within Related party receivables - EchoStar - non-current.

Construction Management Services for EchoStar XXIV Satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $2.1 million, $1.6 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

EchoStar XXIV Satellite Lease. Effective December 2023, we lease capacity of the EchoStar XXIV satellite from an affiliate of ours, EchoStar XXIV L.L.C., for a term of seven years for a monthly lease charge of $15.9 million. We have a mandatory obligation to prepay $100.0 million in lease obligations under the agreement. The Company made the mandatory $100.0 million lease payment in March 2024. The Company has $887.4 million in operating right-of-use asset as of December 31, 2023 related to this lease.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Dividends. On March 17, 2022, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $100.0 million. Payment of this dividend was made in the first quarter of 2022.

On February 15, 2024, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $529.0 million. Payment of this dividend was made in the first quarter of 2024.

On March 12, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to its shareholder and parent, EchoStar, in the amount of $500.0 million. Payment of the dividend was made in the first quarter of 2024.

Transactions with DISH Network Corporation. EchoStar and DISH operated as separate publicly-traded companies after 2008 (the “Spin-off”) and before the closing of the Merger. A substantial majority of the voting power of the shares of each of EchoStar and DISH is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. At 11:59pm EST on December 31, 2023, EchoStar and DISH consummated a merger with DISH surviving as a wholly owned subsidiary of EchoStar. See Note 1 - Organization and Business Activities for further details on the merger with DISH.

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Services and Other Revenue — DISH Network

The following table presents our Services and other revenue - DISH Network:

	For the years ended December 31,
	2023	2022	2021
Services and other revenue - DISH Network	$12,570	$17,832	$21,718

The following table presents the related trade accounts receivable:

	As of December 31,
	2023	2022
Trade accounts receivable - DISH Network	$5,038	$1,992

Satellite Capacity Leased to DISH Network. Effective January 2008, DISH Network began leasing satellite capacity from us on the EchoStar IX satellite. We terminated the provision of this satellite capacity in December 2022.

Telesat Obligation Agreement. In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. We transferred the Telesat Transponder Agreement to DISH Network in September 2019; however, we retained certain obligations related to DISH Network’s performance under that agreement and we entered into an agreement with DISH Network whereby DISH Network compensates us for retaining such obligations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the Hughes Acquisition, TerreStar and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network. In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027. The price for warranty and operations and maintenance was valid until December 31, 2023. We and DISH Network amended the agreements for warranty, operations, and maintenance services for TerreStar ground-based communications equipment, effective as of January 1, 2024, to extend the existing pricing and other terms through December 31, 2024.

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

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges. The price for warranty and operations and maintenance services was valid until December 31, 2023. We and DBSD North America amended the agreements for warranty, operations, and maintenance services for DBSD’s gateway and ground-based communications equipment, effective as of January 1, 2024, to extend the existing pricing and other terms through December 31, 2024.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the years ended December 31,
	2023	2022	2021
Operating expenses - DISH Network	$4,366	$4,545	$4,813

The following table presents the related trade accounts payable:

	As of December 31,
	2023	2022
Trade accounts payable - DISH Network	$1,847	$567

Amended and Restated Professional Services Agreement. In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. EchoStar and DISH amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, EchoStar and DISH amended the Amended and Restated Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the BSS Transaction and to remove our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described above. The term of the Amended and Restated Professional Services Agreement is through January 1, 2025 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2023 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $1.9 million, $6.8 million and $8.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

2019 TT&C Agreement. In September 2019, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us and EchoStar and its other subsidiaries for a period ending in September 2021, with the option for a subsidiary of EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). In June 2023, we exercised the option to renew the 2019 TT&C Agreement until September 2024. The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 17.    RELATED PARTY TRANSACTIONS - OTHER

TerreStar Solutions

DISH Network owns 37.5% of TerreStar Solutions, Inc. (“TSI”). In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue of $1.9 million, $2.0 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had no trade accounts receivable from TSI.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 18.    COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of December 31, 2023:

	Payments Due in the Years Ending December 31,
	Total (4)(5)	2024	2025	2026	2027	2028	Thereafter
Long-term debt (1)	$1,500,000	$—	$—	$1,500,000	$—	$—	$—
Interest on long-term debt	267,189	89,063	89,063	89,063	—	—	—
Satellite-related commitments (2)	239,595	29,786	28,060	29,722	29,390	27,725	94,912
Operating lease obligations (3)	1,564,751	233,766	215,227	213,422	211,936	209,986	480,414
Total	$3,571,535	$352,615	$332,350	$1,832,207	$241,326	$237,711	$575,326
(1)    Assumes all long-term debt is outstanding until scheduled maturity.
(2)    Includes payments pursuant to: i) the EchoStar XXIV launch contract, ii) regulatory authorizations, iii) non-lease costs associated with our finance lease satellites, iv) in-orbit incentives relating to certain satellites and v) commitments for satellite service arrangements.
(3)    Operating leases consist primarily of leases for the EchoStar XXIV satellite, office space, data centers and satellite-related ground infrastructure.
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

Contingencies

Patents and Intellectual Property

Many entities, including some of our competitors, have, or may in the future, obtain patents and other intellectual property rights that cover or affect products or services that we offer or that we may offer in the future. We may not be aware of all intellectual property rights that our products or services may potentially infringe. Damages in patent infringement cases can be substantial, and in certain circumstances can be tripled. Further, we cannot estimate the extent to which we may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses. Various parties have asserted patent and other intellectual property rights with respect to components of our products and services. We cannot be certain that these persons do not own the rights they claim, that our products do not infringe on these rights, and/or that these rights are not valid. Further, we cannot be certain that we would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we would be able to redesign our products to avoid infringement.

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

The following table presents the components of the accrual:

	As of December 31,
	2023	2022
Additional license fees	$3,405	$3,425
Penalties	3,495	3,516
Interest and interest on penalties	82,627	78,327
Less: Payments	(27,807)	(17,785)
Total accrual	61,720	67,483
Less: Current portion	10,130	10,191
Total long-term accrual	$51,590	$57,292

Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

Hughes Telecommunicaoes do Brasil v. State of São Paulo Treasury Department of São Paulo Treasury Department

On December 12, 2019, Hughes Telecommunicaoes do Brasil (“HTB”) filed a tax annulment claim in the Judicial Court of São Paulo, claiming that a tax assessment from the State Treasury of São Paulo, for the period from January 2013 to December 2014, was based on an erroneous interpretation of an exemption to the ICMS (a state tax on, among other things, communications).

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit. The possible liability, including fees and interest, is approximately $8.0 million.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 19.    SEGMENT REPORTING

Business segments are components of an enterprise for which separate financial information is available and regularly evaluated by our chief operating decision maker (“CODM”). We operate in two business segments, Hughes segment and ESS segment.

The primary measure of segment profitability that is reported regularly to our CODM is earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”).

Total assets by segment have not been reported herein because the information is not provided to our CODM on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	ESS	Corporate and Other	Consolidated Total
For the year ended December 31, 2023
External revenue	$1,721,406	$21,890	$4,560	$1,747,856
Intersegment revenue	—	2,205	(2,205)	—
Total revenue	$1,721,406	$24,095	$2,355	$1,747,856

Capital expenditures	$189,999	$130	$—	$190,129
EBITDA	$39,679	$18,325	$(79,582)	$(21,578)

For the year ended December 31, 2022
External revenue	$1,966,587	$19,132	$17,624	$2,003,343
Intersegment revenue	—	1,401	(1,401)	—
Total revenue	$1,966,587	$20,533	$16,223	$2,003,343

Capital expenditures	$239,403	$—	$—	$239,403
EBITDA	$732,929	$14,416	$(50,852)	$696,493

For the year ended December 31, 2021
External revenue	$1,956,226	$17,295	$21,205	$1,994,726
Intersegment revenue	—	384	(384)	—
Total revenue	$1,956,226	$17,679	$20,821	$1,994,726

Capital expenditures	$296,303	$—	$—	$296,303
EBITDA	$781,824	$9,185	$(30,628)	$760,381

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table reconciles Income (loss) before income taxes in the Consolidated Statements of Operations to EBITDA:

	For the years ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$(432,312)	$193,351	$167,728
Interest income, net	(85,036)	(30,812)	(8,146)
Interest expense, net of amounts capitalized	89,569	92,386	126,499
Depreciation and amortization	389,632	431,065	464,146
Net loss (income) attributable to non-controlling interests	16,569	10,503	10,154
EBITDA	$(21,578)	$696,493	$760,381

Geographic Information

The following table summarizes total long-lived assets attributed to the North America, South and Central America and other foreign locations:

	As of December 31,
	2023	2022
Long-lived assets:
North America	$2,517,036	$2,075,373
South and Central America	149,472	206,556
Other	22,688	50,883
Total long-lived assets	$2,689,196	$2,332,812

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 20.    SUPPLEMENTAL FINANCIAL INFORMATION

Research and Development

The following table presents the research and development costs incurred in connection with customers’ orders:

	For the years ended December 31,
	2023	2022	2021
Cost of sales - equipment	$37,813	$31,781	$29,636
Research and development expenses	$28,857	$32,810	$31,777

Advertising Costs

We incurred advertising expense of $55.8 million, $69.0 million and $82.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash, as presented in the Consolidated Balance Sheets to the total of the same as presented in the Consolidated Statements of Cash Flows:

	For the years ended December 31,
	2023	2022	2021
Cash and cash equivalents, including restricted amounts, beginning of period:
Cash and cash equivalents	$653,132	$429,168	$740,490
Restricted cash	1,341	980	807
Total cash and cash equivalents, included restricted amounts, beginning of period	$654,473	$430,148	$741,297

Cash and cash equivalents, including restricted amounts, end of period:
Cash and cash equivalents	$1,276,623	$653,132	$429,168
Restricted cash	1,118	1,341	980
Total cash and cash equivalents, included restricted amounts, end of period	$1,277,741	$654,473	$430,148

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Current Assets, Net and Other Non-current Assets, Net

The following table presents the components of Other current assets, net and Other non-current assets, net:

	As of December 31,
	2023	2022
Other current assets, net:
Related party receivables - EchoStar	$—	$112,985
Inventory	167,236	123,006
Prepaids and deposits	24,769	23,948
Trade accounts receivable - DISH Network	5,038	1,992
Other, net	13,524	13,271
Total other current assets	$210,567	$275,202

Other non-current assets, net:
Capitalized software, net	$117,163	$116,844
Related party receivables - EchoStar	61,283	55,834
Contract acquisition costs, net	49,343	64,447
Other receivables, net	41,494	15,249
Deferred tax assets, net	8,198	7,822
Contract fulfillment costs, net	2,074	1,931
Restricted cash	1,118	1,341
Other, net	23,289	22,409
Total other non-current assets, net	$303,962	$285,877

The following table presents the activity in our allowance for doubtful accounts, which is included within Other, net in each of Other current assets, net and Other non-current assets, net in the table above:

	For the years ended December 31,
	2023		2022		2021
	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net	Other current assets, net	Other non-current assets, net
Balance at beginning of period	$—	$16,709	$—	$16,709	$1,747	$12,869
Credit losses	—	1,599	—	—	—	3,328
Foreign currency translation	—	—	—	—	(1,747)	1,159
Deductions	—	21	—	—	—	(647)
Balance at end of period	$—	$18,329	$—	$16,709	$—	$16,709

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities

The following table presents the components of Accrued expenses and other current liabilities and Other non-current liabilities:

	As of December 31,
	2023	2022
Accrued expenses and other current liabilities:
Related party payables - EchoStar	$195,558	$216,504
Operating lease obligation	155,932	17,766
Accrued expenses	45,863	35,909
Accrued interest	39,075	39,194
Accrued compensation	38,333	40,684
Accrued taxes	11,494	10,631
Accrual for license fee dispute	10,130	10,191
Trade accounts payable - DISH Network	1,847	567
Other	26,324	22,453
Total accrued expenses and other current liabilities	$524,556	$393,899

Other non-current liabilities:
Accrual for license fee dispute	$51,590	$57,292
In-orbit incentive obligations	41,369	44,856
Related party payables - EchoStar	26,453	23,423
Contract liabilities	7,401	8,326
Other	4,223	—
Total other non-current liabilities	$131,036	$133,897

Inventory

The following table presents the components of inventory:

	As of December 31,
	2023	2022
Raw materials	$32,492	$32,920
Work-in-process	32,832	16,408
Finished goods	101,912	73,678
Total inventory	$167,236	$123,006

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost:

	As of December 31,
	2023	2022
Net carrying amount of externally marketed software	$117,163	$116,841
Externally marketed software under development and not yet placed into service	$26,059	$26,924

	For the years ended December 31,
	2023	2022	2021
Capitalized costs related to development of externally marketed software	$30,164	$23,105	$33,543
Amortization expense relating to externally marketed software	$29,370	$30,965	$25,288
Weighted-average useful life (in years)	3.5

Supplemental and Non-cash Investing and Financing Activities

The following table presents the supplemental and non-cash investing and financing activities:

	For the years ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$88,527	$91,583	$118,638
Cash paid for income taxes, net of refunds	$4,902	$12,538	$10,641

Non-cash investing and financing activities:
Increase (decrease) in capital expenditures included in accounts payable, net	$9,441	$8,001	$(347)
Non-cash net assets received as part of the India JV formation	$—	$36,701	$—

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 21.    SUBSEQUENT EVENTS

On February 15, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to its shareholder and parent, EchoStar, in the amount of $529.0 million. Payment of the dividend was made in the first quarter of 2024.

On March 12, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to its shareholder and parent, EchoStar, in the amount of $500.0 million. Payment of the dividend was made in the first quarter of 2024.

Refer to Note 16. Related Party Transactions- EchoStar for additional subsequent events.