Form 10-Q
period 2024-03-31
Hughes Satellite Systems Corp
filed 2024-05-15
CIK 1533758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
 (Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to    .

Commission File Number: 333-179121
 Hughes Satellite Systems Corporation
(Exact name of registrant as specified in its charter)

Colorado	45-0897865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 South Meridian Boulevard Englewood, Colorado	80112-5308
(Address of principal executive offices)	(Zip Code)

(303) 723-1000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒* No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of May 13, 2024, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

HUGHES SATELLITE SYSTEMS CORPORATION

*     This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (H)(2)(a) of Form 10-Q.

PART I: FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our plans, objectives and strategies, growth opportunities in our industries and businesses, our expectations regarding future results, financial condition, liquidity and capital requirements, our estimates regarding the impact of regulatory developments and legal proceedings, and other trends and projections. Forward-looking statements are not historical facts and may be identified by words such as “future,” “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “estimate,” “expect,” “predict,” “will,” “would,” “could,” “can,” “may,” and similar terms. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control. Accordingly, actual performance, events or results could differ materially from those expressed or implied in the forward-looking statements due to a number of factors, including, but not limited to, those summarized below:
•risks relating to the ability of our parent company, EchoStar Corporation (“EchoStar”), to realize the expected benefits of the merger with DISH Network Corporation (“DISH Network”);
•risks relating to EchoStar’s substantially increased leverage following completion of the merger with DISH Network;
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

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10‑K (the “10‑K”) filed with the SEC, those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10‑K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

i

ITEM 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$251,955	$1,276,623
Marketable investment securities	7,574	417,743
Trade accounts receivable and contract assets, net	222,037	233,915
Prepaids and other assets	46,340	24,769
Inventory	168,591	167,236
Other current assets, net	13,753	18,562
Total current assets	710,250	2,138,848
Non-current assets:
Property and equipment, net	1,227,706	1,250,074
Operating lease right-of-use assets	1,004,285	1,031,303
Regulatory authorizations, net	407,385	407,819
Other intangible assets, net	12,832	13,401
Other investments, net	49,804	54,137
Other non-current assets, net	278,242	303,962
Total non-current assets	2,980,254	3,060,696
Total assets	$3,690,504	$5,199,544

Liabilities and Shareholder's Equity
Current liabilities:
Trade accounts payable	$92,337	$101,163
Contract liabilities	101,148	116,187
Accrued interest	15,533	39,075
Accrued compensation	30,461	38,333
Accrued expenses	58,504	45,863
Operating lease liabilities, current	99,485	155,932
Other current liabilities	38,943	240,128
Current portion of long-term debt and other notes payable	6,570	5,225
Total current liabilities	442,981	741,906
Non-current liabilities:
Long-term debt and other notes payable, net of current portion	1,536,631	1,538,978
Deferred tax liabilities, net	222,269	252,820
Operating lease liabilities, non-current	810,558	897,084
Other non-current liabilities	85,545	89,667
Total non-current liabilities	2,655,003	2,778,549
Total liabilities	3,097,984	3,520,455

Commitments and Contingencies (Note 13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Shareholder's equity:
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,485,057	1,484,064
Accumulated other comprehensive income (loss)	(159,669)	(152,491)
Accumulated earnings (losses)	(794,734)	279,885
Total Hughes Satellite Systems Corporation shareholder's equity	530,654	1,611,458
Non-controlling interests	61,866	67,631
Total shareholder's equity	592,520	1,679,089
Total liabilities and shareholder's equity	$3,690,504	$5,199,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenue:
Service revenue	$319,504	$375,754
Equipment sales and other revenue	60,500	62,070
Total revenue	380,004	437,824
Costs and expenses (exclusive of depreciation and amortization):
Cost of services	170,450	134,039
Cost of sales - equipment and other	56,380	51,671
Selling, general and administrative expenses	103,652	112,355
Depreciation and amortization	93,782	96,351
Total costs and expenses	424,264	394,416
Operating income (loss)	(44,260)	43,408
Other income (expense):
Interest income, net	17,015	17,948
Interest expense, net of amounts capitalized	(27,349)	(22,527)
Other, net (Note 5)	(1,424)	2,505
Total other income (expense), net	(11,758)	(2,074)
Income (loss) before income taxes	(56,018)	41,334
Income tax benefit (provision), net	5,752	(14,706)
Net income (loss)	(50,266)	26,628
Less: Net loss (income) attributable to non-controlling interests	4,647	1,221
Net income (loss) attributable to HSSC	$(45,619)	$27,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Net income (loss)	$(50,266)	$26,628
Other comprehensive income (loss)
Foreign currency translation adjustments	(8,238)	9,296
Unrealized gains (losses) on available-for-sale securities	(262)	(88)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	204	—
Total other comprehensive income (loss), net of tax	(8,296)	9,208
Comprehensive income (loss)	(58,562)	35,836
Less: Comprehensive loss (income) attributable to non-controlling interests, net of tax	5,765	(747)
Comprehensive income (loss) attributable to HSSC	$(52,797)	$35,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands)
(Unaudited)

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Losses)	Non-controlling Interests	Total
Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Stock-based compensation	1,096	—	—	—	1,096
Other comprehensive income (loss)	—	7,240	—	1,968	9,208
Net income (loss)	—	—	27,849	(1,221)	26,628
Balance, March 31, 2023	$1,480,953	$(162,944)	$769,603	$97,183	$2,184,795

Balance, December 31, 2023	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Stock-based compensation	993	—	—	—	993
Dividends to EchoStar Corporation	—	—	(1,029,000)	—	(1,029,000)
Other comprehensive income (loss)	—	(7,178)	—	(1,118)	(8,296)
Net income (loss)	—	—	(45,619)	(4,647)	(50,266)
Balance, March 31, 2024	$1,485,057	$(159,669)	$(794,734)	$61,866	$592,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(50,266)	$26,628
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	93,782	96,351
Losses (gains) on investments, net	(200)	3
Equity in losses (earnings) of unconsolidated affiliates, net	1,333	551
Foreign currency transaction losses (gains), net	286	(3,030)
Deferred tax provision (benefit), net	(27,895)	5,333
Stock-based compensation	993	1,096
Amortization of debt issuance costs	216	204
(Accretion of discounts) and amortization of premiums on debt investments	(904)	(7,083)
Other, net	(7)	7,918
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	10,939	(18,086)
Other current assets, net	(16,989)	(15,203)
Trade accounts payable	(4,846)	(13,499)
Contract liabilities	(15,039)	7,553
Accrued expenses and other current liabilities	(274,367)	(28,719)
Non-current assets and non-current liabilities, net	(45,681)	(11,223)
Net cash provided by (used for) operating activities	(328,645)	48,794

Cash flows from investing activities:
Purchases of marketable investment securities	—	(226,068)
Sales and maturities of marketable investment securities	406,790	420,411
Expenditures for property and equipment	(68,526)	(47,025)
Expenditures for externally marketed software	(6,335)	(6,962)
Dividend received from unconsolidated affiliate	3,000	—
Net cash provided by (used for) investing activities	334,929	140,356

Cash flows from financing activities:
Payment of in-orbit incentive obligations	(2,275)	(1,834)
Dividends to EchoStar Corporation	(1,029,000)	—
Other, net	1,058	—
Net cash provided by (used for) financing activities	(1,030,217)	(1,834)

Effect of exchange rates on cash and cash equivalents	(803)	1,669
Net increase (decrease) in cash and cash equivalents	(1,024,736)	188,985
Cash and cash equivalents, including restricted amounts, beginning of period (Note 5)	1,277,741	654,473
Cash and cash equivalents, including restricted amounts, end of period (Note 5)	$253,005	$843,458

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

We currently operate in two operating segments with one reportable segment and Corporate and Other:

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

As of March 31, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 14. Segment Reporting for further detail.

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2023.

With the Merger complete, EchoStar is currently focused on the process of integrating EchoStar’s and DISH Network’s business in a manner that facilitates synergies, cost savings and growth opportunities, and achieves other anticipated benefits (the “Integration”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for a summary and discussion of our significant accounting policies, except as updated below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things (i) inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations; (ii) allowances for doubtful accounts and estimated credit losses on investments; (iii) deferred taxes and related valuation allowances, including uncertain tax positions; (iv) loss contingencies; (v) fair value of financial instruments; (vi) fair value of assets and liabilities acquired in business combinations; and (vii) estimates of future cash flows used to evaluate and recognize impairments.

Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Concentration of Credit Risk

One customer represented approximately 17% and 19% of the balance of “Trade accounts receivable, net” as of March 31, 2024 and December 31, 2023, respectively. As part of our assessment for credit losses, for the quarter ended March 31, 2024, we determined that the collection of the balance owed from a significant customer was uncertain, resulting in a reduction in the “Trade accounts receivable and contract assets, net” balance on our Condensed Consolidated Balance Sheets.

Contract Acquisition Costs

Our contract acquisition costs represent incremental direct costs of obtaining a contract and consist primarily of sales incentives paid to employees and third-party representatives. When we determine that our contract acquisition costs are recoverable, we defer and amortize the costs over the contract term, or over the estimated life of the customer relationship if anticipated renewals are expected and the incentives payable upon renewal are not commensurate with the initial incentive. We amortize contract acquisition costs in proportion to the revenue to which the costs relate on a straight-line basis. We expense sales incentives as incurred if the expected amortization period is one year or less. Unamortized contract acquisition costs are included in “Other non-current assets, net” in the Condensed Consolidated Balance Sheets and related amortization expense is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations. Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales - equipment and other” in the Condensed Consolidated Statements of Operations.

The following table presents the research and development costs incurred:

	For the three months ended March 31,
	2024	2023
Cost of sales - equipment and other	$11,212	$8,678
Research and development expenses	$5,513	$8,256

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations. Advertising expenses totaled $13.0 million and $15.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

a.Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
b.Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
c.Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of March 31, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and contract assets, and current liabilities (excluding the “Current portion of long-term debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. There were no transfers between levels during the three months ended March 31, 2024 and 2023. See Note 5. Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 9. Long-Term Debt and Other Notes Payable for the fair value of our long-term debt.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Government Funding

The Company is currently participating in three government programs: New York-Connect America Fund, New York Broadband, and Affordable Connectivity Plan (terminated in February 2024). The purpose of these programs is to provide internet and connectivity services to qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in “Service revenue”, and associated expenses such as salaries and supplies are recorded in “Cost of services”, or “Selling, general and administrative expenses”, on our Condensed Consolidated Statement of Operations, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in “Trade accounts receivable and contract assets, net” on our Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, the Company recognized $4.7 million in “Service revenue” on our Condensed Consolidated Statement of Operations. As of March 31, 2024, we have trade accounts receivable of $2.8 million related to our government programs on our Condensed Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes - Improvements to Income Tax Disclosures

On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023‑09 will have on our Condensed Consolidated Financial Statements and related disclosures.

Segment Reporting - Improvements to Reportable Segment Disclosures

On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Condensed Consolidated Financial Statements and related disclosures.

Business Combinations - Joint Venture Formations

On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Condensed Consolidated Financial Statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 3. REVENUE RECOGNITION

Contract Balances

Contract assets arise when we recognize revenue for providing a service in advance of billing our customers. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed. Contract assets are amortized as the customer is billed for services. Contract assets are recorded in “Trade accounts receivable and contract assets, net” on our Condensed Consolidated Balance Sheets.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service. Contract liabilities are recognized as revenue when the service has been provided to the customer. Contract liabilities are recorded in “Contract liabilities” or “Other non-current liabilities” on our Condensed Consolidated Balance Sheets.

The following table presents the components of our contract balances:

	As of
	March 31, 2024	December 31, 2023
Contract assets	$72,292	$66,095

Contract liabilities:
Current	$101,148	$116,187
Non-current	6,616	7,401
Total contract liabilities	$107,764	$123,588

The following table presents the revenue recognized in the Condensed Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended March 31,
	2024	2023
Revenue	$57,973	$60,963

The following table presents the activity in our allowance for doubtful accounts:

For the three months ended March 31,
2024
Balance at beginning of period	$20,399
Credit losses	9,151
Deductions	(6,720)
Foreign currency translation	(26)
Balance at end of period	$22,804

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$49,343	$64,447
Additions	13,040	11,973
Amortization expense	(9,742)	(16,638)
Foreign currency translation	(139)	452
Balance at end of period	$52,502	$60,234

Performance Obligations

As of March 31, 2024, the remaining performance obligations for our customer contracts was approximately $1.4 billion, compared to $1.7 billion as of December 31, 2023, a decrease of $0.3 billion. This decrease resulted from the evaluation of the credit worthiness of the portfolio. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing agreements and agreements with consumer customers.

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. Substantially all of our revenue is related to our Hughes segment. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the three months ended March 31,
	2024	2023
North America	$307,848	$354,450
South and Central America	35,955	38,373
Other	36,201	45,001
Total revenue	$380,004	$437,824

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services. Substantially all of our revenue is related to our Hughes segment:

	For the three months ended March 31,
	2024	2023
Service revenue:
Services	$312,949	$363,427
Lease revenue	6,555	12,327
Total service revenue	319,504	375,754
Equipment and other revenue:
Equipment	35,132	20,965
Design, development and construction services	24,284	36,904
Lease revenue	1,084	4,201
Total equipment and other revenue	60,500	62,070
Total revenue	$380,004	$437,824

NOTE 4. LEASES

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 11. Related Party Transactions- EchoStar for further details on the EchoStar XXIV operating lease.

The following table presents the amounts for right-of-use (“ROU”) assets and lease liabilities:

	As of
	March 31, 2024	December 31, 2023
Right-of-use assets:
Operating	$1,004,285	$1,031,303
Finance	210,958	218,807
Total right-of-use assets	$1,215,243	$1,250,110

Lease liabilities:
Current:
Operating (1)	$99,485	$155,932
Finance	—	—
Total current	99,485	155,932
Non-current:
Operating	810,558	897,084
Finance	—	—
Total non-current	810,558	897,084
Total lease liabilities	$910,043	$1,053,016

(1) The decrease in current operating lease liabilities is due to a prepayment related to the EchoStar XXIV satellite.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

As of March 31, 2024, we have prepaid our obligations regarding all of our finance right-of-use assets. Finance lease assets are reported net of accumulated amortization of $154.1 million and $149.6 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the three months ended March 31,
	2024	2023
Lease cost:
Operating lease cost (1)	$54,404	$6,548
Finance lease cost:
Amortization of right-of-use assets	4,523	7,141
Interest on lease liabilities	—	—
Total finance lease cost	4,523	7,141
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$58,927	$13,689
(1) The increase in operating lease cost is due to the EchoStar XXIV satellite lease, which was effective December 19, 2023.

As of
	March 31, 2024	December 31, 2023
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	0.0 years	0.0 years
Operating leases	7.2 years	7.5 years

Weighted-average discount rate:
Finance leases	—%	—%
Operating leases	12.1%	12.1%

Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$170,259	$6,786
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

We did not obtain any ROU assets in exchange for lease liabilities upon commencement of operating leases during the three months ended March 31, 2024 and 2023, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Maturities of lease liabilities as of March 31, 2024 were as follows:

Operating Leases
Year ending December 31,
2024 (remaining nine months)	$79,359
2025	215,164
2026	213,369
2027	211,884
2028	209,961
2029 and beyond	480,350
Total future minimum lease payments	1,410,087
Less: Interest	(500,044)
Total lease liabilities	$910,043

Lessor Accounting

The following table presents our lease revenue by type of lease:

	For the three months ended March 31,
	2024	2023
Sales-type lease revenue:
Revenue at lease commencement	$549	$3,754
Interest income	535	447
Total sales-type lease revenue	1,084	4,201
Operating lease revenue	6,555	12,327
Total lease revenue	$7,639	$16,528

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $27.8 million and $30.4 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents future operating lease payments to be received as of March 31, 2024:

Amounts
December 31,
2024 (remaining nine months)	$6,415
2025	4,953
2026	3,567
2027	3,488
2028	672
2029 and beyond	177
Total lease payments to be received	$19,272

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 5. MARKETABLE INVESTMENT SECURITIES, RESTRICTED CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

The following table presents our “Marketable investment securities”:

	As of
	March 31, 2024	December 31, 2023
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$7,505	$91,548
Commercial paper	—	282,898
Other debt securities	69	43,297
Total marketable investment securities	$7,574	$417,743

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2024
Corporate bonds	$7,500	$5	$—	$7,505
Commercial paper	—	—	—	—
Other debt securities	69	—	—	69
Total available-for-sale debt securities	$7,569	$5	$—	$7,574
As of December 31, 2023
Corporate bonds	$91,474	$79	$(5)	$91,548
Commercial paper	282,898	—	—	282,898
Other debt securities	43,307	—	(10)	43,297
Total available-for-sale debt securities	$417,679	$79	$(15)	$417,743

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended March 31,
	2024	2023
Proceeds from sales	$294,292	$38,109

As of March 31, 2024, all of our available-for-sale debt securities have contractual maturities of one year or less. Actual maturities may differ from contractual maturities as a result of our ability to sell these securities prior to maturity.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Restricted Cash and Cash Equivalents

We have restricted cash and cash equivalents of $1.1 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. Our restricted cash and cash equivalents are included in “Other non-current assets, net” on our Condensed Consolidated Balance Sheets.

Other Investments, net

The following table presents our “Other investments, net”:

	As of
	March 31, 2024	December 31, 2023
Other investments, net:
Equity method investments	$38,526	$42,859
Cost method investments	11,278	11,278
Total other investments, net	$49,804	$54,137

Equity Method Investments

Deluxe/EchoStar LLC. We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited. We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites.

Cost Method Investments

Hughes Systique Corporation (“Hughes Systique”). We own 42% of Hughes Systique via preferred shares and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Condensed Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Condensed Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Condensed Consolidated Balance Sheets. See our Annual Report on Form 10-K for the year ended December 31, 2023, Note 5. for further information.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Total
As of March 31, 2024
Cash equivalents (including restricted)	$17,418	$127,600	$145,018
Available-for-sale debt securities:
Corporate bonds	$—	$7,505	$7,505
Commercial paper	—	—	—
Other debt securities	—	69	69
Total marketable investment securities	$—	$7,574	$7,574

As of December 31, 2023
Cash equivalents (including restricted)	$177,009	$999,347	$1,176,356
Available-for-sale debt securities:
Corporate bonds	$—	$91,548	$91,548
Commercial paper	—	282,898	282,898
Other debt securities	38,799	4,498	43,297
Total marketable investment securities	$38,799	$378,944	$417,743

As of March 31, 2024 and December 31, 2023, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations is as follows:

	For the three months ended March 31,
Other, net:	2024	2023
Marketable and non-marketable investment securities - realized and unrealized gains (loss)	$200	$(3)
Equity in earnings (losses) of unconsolidated affiliates	(1,333)	(551)
Foreign currency transaction gains (losses)	(286)	3,030
Other	(5)	29
Total	$(1,424)	$2,505

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 6. INVENTORY

Inventory consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Raw materials	$44,031	$32,492
Work-in-process	30,247	32,832
Finished goods	94,313	101,912
Total inventory	$168,591	$167,236

NOTE 7. PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consisted of the following:

	Depreciable Life (In Years)	As of
		March 31, 2024	December 31, 2023
Equipment leased to customers	2 to 4	$781,707	$883,565
Satellites (1)	5 to 15	1,218,499	1,506,541
Satellites acquired under finance lease agreements	15	365,057	368,384
Land	—	13,518	13,547
Buildings and improvements	1 to 40	128,928	115,354
Furniture, fixtures, equipment and other	1 to 12	1,062,600	977,154
Construction in progress	—	9,340	28,217
Total property and equipment		3,579,649	3,892,762
Accumulated depreciation		(2,351,943)	(2,642,688)
Property and equipment, net		$1,227,706	$1,250,074
(1) The Spaceway 3 satellite was deorbited in January 2024.

Depreciation and amortization expense consisted of the following:

	For the three months ended March 31,
	2024	2023
Equipment leased to customers	$28,069	$43,236
Satellites	26,899	24,941
Buildings, furniture, fixtures, equipment and other	22,885	13,175
Software and computer equipment	6,602	6,995
Intangible assets and other amortization expense	9,327	8,004
Total depreciation and amortization expense	$93,782	$96,351

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Satellites

As of March 31, 2024, our satellite fleet consisted of eight satellites in geosynchronous (“GEO”) orbit, approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which is accounted for as an operating lease.

As of March 31, 2024, our satellite fleet in service consisted of the following:

Satellites	Segment	Launch Date	Degree Orbital Location (Longitude)	Depreciable Life (In Years)	Lease Termination Date
Owned:
EchoStar XVII	Hughes	July 2012	107 W	15	N/A
EchoStar XIX	Hughes	December 2016	97.1 W	15	N/A
Al Yah 3 (“AY3”) (1)	Hughes	January 2018	20 W	5	N/A
EchoStar IX (2) (3)	Corporate and Other	August 2003	121 W	12	N/A

Finance leases:
Eutelsat 65 West A	Hughes	March 2016	65 W	15	July 2031
Telesat T19V	Hughes	July 2018	63 W	15	August 2033
EchoStar 105/SES-11	Corporate and Other	October 2017	105 W	15	November 2028
Operating leases:
EchoStar XXIV	Hughes	July 2023	95.2 W	N/A	December 2030
(1) Upon consummation of our joint venture with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in November 2019, we acquired the Brazilian Ka-band payload on this satellite with a remaining useful life of 7 years as of that time. In the second quarter of 2023 we reduced the estimated useful life of the satellite as a result of certain technical anomalies. In order to safeguard the future operability of the satellite, the Company has, in conjunction with recommendations from the satellite manufacturer, implemented immediate and long-term remedial actions. A revised estimate of the satellite’s remaining lifetime has been calculated using operational data of the first two quarters of 2023. The Company updated the remaining useful life of AY3 and related ground assets prospectively from April 1, 2023, to reflect the change in estimate. This has increased the depreciation expense for the current three month period by $3.7 million. The increase is expected to be $12.8 million for the year full year 2024. Although the anomalies are expected to shorten the remaining useful life of the satellite, they have not affected its current operation.
(2) We own the Ka-band and Ku-band payloads on this satellite.
(3) The Company placed the satellite in an inclined-orbit in the first quarter of 2023. Inclined-orbit will extend its life to enable further revenue generating opportunities.

Satellite-Related Commitments

As of March 31, 2024 and December 31, 2023 our satellite-related commitments, excluding in-orbit incentives, were $189.5 million and $193.3 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Except as described above, we are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended March 31, 2024.

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

Fair Value of In-Orbit Incentives

As of March 31, 2024 and December 31, 2023, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $44.0 million and $46.3 million, respectively.

NOTE 8. REGULATORY AUTHORIZATIONS

The following table presents our “Regulatory authorizations, net”:

	Finite lived
	Cost	Accumulated Amortization	Total	Indefinite lived	Total
Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619
Amortization expense	—	(215)	(215)	—	(215)
Currency translation adjustments	713	(168)	545	—	545
Balance, March 31, 2023	$12,044	$(3,095)	$8,949	$400,000	$408,949

Balance, December 31, 2023	$12,754	$(4,935)	$7,819	$400,000	$407,819
Amortization expense	—	(545)	(545)	—	(545)
Currency translation adjustments	98	13	111	—	111
Balance, March 31, 2024	$12,852	$(5,467)	$7,385	$400,000	$407,385

Weighted-average useful life (in years)		12

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 9. LONG-TERM DEBT AND OTHER NOTES PAYABLE

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	$750,000	$625,200	$750,000	$665,678
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	750,000	445,875	750,000	591,525
Subtotal	1,500,000	1,071,075	1,500,000	1,257,203
Less: Unamortized debt issuance costs	(2,176)	—	(2,391)	—
Other notes payable	45,377	—	46,594	—
Total long-term debt and other notes payable (including current portion)	$1,543,201		$1,544,203

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

Our income tax benefit was $5.8 million for the three months ended March 31, 2024 compared to our income tax provision of $14.7 million for the three months ended March 31, 2023. Our effective income tax rate was 10.3% and 35.6% for the three months ended March 31, 2024 and 2023, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2024 and 2023 respectively were primarily due to excluded foreign losses where the Company carries a full valuation allowance and a reserve recorded for an uncertain tax benefit.

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

Service revenue — EchoStar

The following table presents our “Service revenue” from EchoStar:

	For the three months ended March 31,
	2024	2023
Service revenue - EchoStar	$1,214	$1,140

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries.

The following table presents the corresponding related party receivables:

	As of
	March 31, 2024	December 31, 2023
Related party receivables - EchoStar - non-current	$60,841	$61,283

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended March 31,
	2024	2023
Operating expenses - EchoStar	$20,478	$20,910

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. The following table presents certain related party payables:

	As of
	March 31, 2024	December 31, 2023
Related party payables - EchoStar - current, net	$17,915	$195,558
Related party payables - EchoStar - non-current	26,277	26,453
Total related party payables - EchoStar	$44,192	$222,011
Operating lease liabilities - EchoStar - current	82,179	138,694
Operating lease liabilities - EchoStar - non-current	673,089	755,379
Total operating lease liabilities - EchoStar	$755,268	$894,073

The Company settled its December 31, 2023 Related party payables - EchoStar - current, net with EchoStar in the first quarter of 2024.

Real Estate. We occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

Cash Advances. EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements. Advances under these agreements bear interest at annual rates of three percent. Amounts payable under these agreements are included within Related party payables - EchoStar - non-current in the table above.

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in “Service revenue” of $1.2 million and $1.1 million for the three months ended March 31, 2024, and 2023, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within Related party receivables - EchoStar - non-current in the table above.

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provide construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million for the three months ended March 31, 2023. The EchoStar XXIV satellite was placed into service in December 2023. No costs were incurred related to these services during the three months ended March 31, 2024.

EchoStar XXIV Satellite Lease. Effective December 2023, we lease capacity of the EchoStar XXIV satellite under an operating lease from an affiliate of ours, EchoStar XXIV L.L.C., for a term of seven years for a monthly lease charge of $15.9 million. We prepaid $100.0 million in lease obligations under the agreement in March 2024 which is reflected in certain of the liabilities listed above.

Dividends. On February 15, 2024, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $529 million. Payment of this dividend was made in the first quarter of 2024.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

On March 12, 2024, our Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to our shareholder and parent, EchoStar, in the amount of $500 million. Payment of the dividend was made in the first quarter of 2024.

TerreStar Agreement. In March 2012, DISH Network completed its acquisition of substantially all the assets of TerreStar Networks Inc. (“TerreStar”). Prior to the Merger, DISH Network owned a 40% interest in TerreStar Solutions, Inc. (“TSI”), a subsidiary of TerreStar. Following the Merger, DISH Network’s ownership of TSI was sold to our parent company, EchoStar, such that EchoStar now owns a 40% interest in TSI.

Prior to DISH Network’s acquisition of substantially all the assets of TerreStar and EchoStar’s completion of the Hughes Acquisition, TerreStar and Hughes Network Systems L.L.C. (“HNS”) entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services for TerreStar’s ground-based communications equipment (the “TerreStar Agreements”). In December 2017, we and DISH Network amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. In March 2020, we entered into an agreement with DISH Network pursuant to which we perform certain work and provide certain credits to amounts owed to us under the TerreStar Agreements in exchange for DISH Network’s granting us rights to use certain satellite capacity under the Amended and Restated Professional Services Agreement (as defined below). As a result, we and DISH Network amended the TerreStar Agreements to suspend our provision of warranty services to DISH Network from April 2020 through December 2020. Following the expiration of this suspension, we have recommenced providing warranty services to DISH Network. In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027. The price for warranty and operations and maintenance was valid until December 31, 2023. We and DISH Network amended the agreements for warranty, operations, and maintenance services for TerreStar ground-based communications equipment, effective as of January 1, 2024, to extend the existing pricing and other terms through December 31, 2024. As stated above, EchoStar owns a 40% interest in TSI as of March 31, 2024.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Transactions with DISH Network Corporation. EchoStar and DISH Network operated as separate publicly-traded companies after 2008 (the “Spin-off”) and before the closing of the Merger. A substantial majority of the voting power of the shares of each of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. At 11:59pm EST on December 31, 2023, EchoStar and DISH Network consummated a merger with DISH Network surviving as a wholly owned subsidiary of EchoStar. See Note 1 - Organization and Business Activities for further details on the merger with DISH Network.

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Service Revenue — DISH Network

The following table presents our Services revenue - DISH Network:

	For the three months ended March 31,
	2024	2023
Service revenue - DISH Network	$2,407	$3,378

The following table presents the related trade accounts receivable:

	As of
	March 31, 2024	December 31, 2023
Trade accounts receivable - DISH Network	$7,546	$5,038

Telesat Obligation Agreement. In September 2009, we entered into an agreement with Telesat Canada to lease satellite capacity from Telesat Canada on all 32 direct broadcast satellite (“DBS”) transponders on the Nimiq 5 satellite at the 72.7 degree west longitude orbital location (the “Telesat Transponder Agreement”). In September 2009, we entered into an agreement with DISH Network, pursuant to which DISH Network leased satellite capacity from us on all 32 of the DBS transponders covered by the Telesat Transponder Agreement (the “DISH Nimiq 5 Agreement”). Under the terms of the DISH Nimiq 5 Agreement, DISH Network made certain monthly payments to us that commenced in September 2009, when the Nimiq 5 satellite was placed into service. We transferred the Telesat Transponder Agreement to DISH Network in September 2019, however, we retained certain obligations related to DISH Network’s performance under that agreement and we entered into an agreement with DISH Network whereby DISH Network compensates us for retaining such obligations.

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

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended March 31,
	2024	2023
Operating expenses - DISH Network	$874	$1,120

The following table presents the related trade accounts payable:

	As of
	March 31, 2024	December 31, 2023
Trade accounts payable - DISH Network	$2,085	$1,847

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Amended and Restated Professional Services Agreement. In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH Network amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, EchoStar and DISH Network further amended the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require. Additionally, the amended and Restated Professional Services Agreement, as further amended, removed our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described above. The term of the Amended and Restated Professional Services Agreement is through January 1, 2025 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement.

Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024 Effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements effective May 2021. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. In March 2024, we provided a termination notice for our Spokane, Washington agreement, effective April 2024. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements within 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.2 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

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

Whidbey Island 5G Network Test Bed Subcontract. In June 2022, we and DISH Wireless entered into a subcontract (“DISH Subcontract”) pursuant to which DISH Wireless will provide access and use of a DISH Wireless lab, technical support and integration and testing support for the 5G network test bed to be delivered by Hughes to its customer. DISH Wireless additionally has agreed to lease certain licensed wireless spectrum to Hughes in connection with the project. Between June 2022 and October 2023 the scope of the DISH Subcontract has expanded to include additional spectrum leases and construction and related services work at Whidbey Island and the Lualualei Annex.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 12. RELATED PARTY TRANSACTIONS - OTHER

Deluxe/EchoStar LLC

We own 50% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

The following table summarizes our transactions with Deluxe:

	For the three months ended March 31,
	2024	2023
Revenue from Deluxe	$1,369	$1,332

	As of
	March 31, 2024	December 31, 2023
Trade accounts receivable from Deluxe	$1,063	$1,247

In March 2024, the Company received a $3.0 million dividend from Deluxe.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat's Al Yah 2 and Al Yah 3 Ka-band satellites.

The following table summarizes our transactions with BCS:

	For the three months ended March 31,
	2024	2023
Revenue from BCS	$746	$822

	As of
	March 31, 2024	December 31, 2023
Trade accounts receivable from BCS	$3,954	$3,333

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Hughes Systique Corporation

We own 42% of Hughes Systique via preferred shares and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Condensed Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Condensed Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Condensed Consolidated Balance Sheets. See our Annual Report on Form 10-K for the year ended December 31, 2023, Note 5. for further information.

The table below summarizes our transactions with Hughes Systique:

	As of
	March 31, 2024	December 31, 2023
Amounts payable to Hughes Systique	$1,483	$1,704

For the three months ended March 31,
2024
Purchases from Hughes Systique	$4,596

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

Future maturities of our long-term debt, other notes payable, and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 have not changed materially.

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

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

For certain cases described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties. For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

License Fee Dispute with Government of India, Department of Telecommunications

In 1994, the Government of India promulgated a “National Telecommunications Policy” under which the government liberalized the telecommunications sector and required telecommunications service providers to pay fixed license fees. Pursuant to this policy, our subsidiary Hughes Communications India Private Limited (“HCIPL”), formerly known as Hughes Escorts Communications Limited, obtained a license to operate a data network over satellite using VSAT systems. In 2002, HCIPL’s license was amended pursuant to a 1999 government policy that eliminated fixed license fees and replaced them with license fees based on service providers’ adjusted gross revenue (“AGR”). In March 2005, the Indian Department of Telecommunications (“DOT”) notified HCIPL that, based on its review of HCIPL’s audited accounts and AGR statements, HCIPL must pay additional license fees and penalties and interest on such fees and penalties. HCIPL responded that the DOT had improperly calculated its AGR by including revenue from both licensed and unlicensed activities.

The DOT rejected this explanation and in 2006, HCIPL filed a petition with an administrative tribunal (the “Tribunal”), challenging the DOT’s calculation of its AGR. The DOT also issued license fee assessments to other telecommunications service providers and those other providers filed similar petitions with the Tribunal. These petitions were amended, consolidated, remanded and re-appealed several times. On April 23, 2015, the Tribunal issued a judgment affirming the DOT’s calculation of AGR for the telecommunications service providers but reversing the DOT’s imposition of interest, penalties and interest on such penalties as excessive.

Over subsequent years, the DOT and HCIPL and other telecommunications service providers, respectively, filed several appeals of the Tribunal’s ruling. On October 24, 2019, the Supreme Court of India (“Supreme Court”) issued an order (the “October 2019 Order”) affirming the license fee assessments imposed by the DOT, including its imposition of interest, penalties and interest on the penalties, but without indicating the amount HCIPL was required to pay the DOT, and ordering payment by January 23, 2020. On November 23, 2019, HCIPL and other telecommunication service providers filed a petition asking the Supreme Court to reconsider the October 2019 Order. The petition was denied on January 20, 2020. On January 22, 2020, HCIPL and other telecommunication service providers filed an application requesting that the Supreme Court modify the October 2019 Order to permit the DOT to calculate the final amount due and extend HCIPL’s and the other telecommunication service providers’ payment deadline. On February 14, 2020, the Supreme Court directed HCIPL and the other telecommunication service providers to explain why the Supreme Court should not initiate contempt proceedings for failure to pay the amounts due. During a hearing on March 18, 2020, the Supreme Court ordered that all amounts that were due before the October 2019 Order must be paid, including interest, penalties and interest on the penalties. The Supreme Court also ordered that the parties appear for a further hearing addressing, among other things, a proposal by the DOT to allow for extended or deferred payments of amounts due. On June 11, 2020, the Supreme Court ordered HCIPL and the other telecommunication service providers to submit affidavits addressing the proposal made by the DOT to extend the time frame for payment of the amounts owed and for HCIPL and the other telecommunication providers to provide security for such payments.

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed.

The following table presents the components of the accrual:

	As of
	March 31, 2024	December 31, 2023
Additional license fees	$3,404	$3,405
Penalties	3,494	3,495
Interest and interest on penalties	83,758	82,627
Less: Payments	(37,929)	(27,807)
Total accrual	52,727	61,720
Less: Current portion	10,127	10,130
Total long-term accrual	$42,600	$51,590

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

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit. The possible liability, including fees and interest, is approximately $7.3 million.

Other

In addition to the above actions, we are subject to various other legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to any of these actions is unlikely to materially affect our financial condition, results of operations or liquidity, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 14. SEGMENT REPORTING

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. We operate in two operating segments: Hughes segment and ESS segment. As of March 31, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

Total assets by segment have not been reported herein because the information is not provided to our chief operating decision maker on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

	Hughes	Corporate and Other	Consolidated Total
For the three months ended March 31, 2024
External revenue	$378,708	$1,296	$380,004

Capital expenditures	$68,331	$195	$68,526
EBITDA	$69,974	$(17,229)	$52,745

For the three months ended March 31, 2023
External revenue	$431,195	$6,629	$437,824

Capital expenditures	$47,025	$—	$47,025
EBITDA	$157,234	$(13,749)	$143,485

The following table reconciles “Income (loss) before income taxes” in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended March 31,
	2024	2023
Income (loss) before income taxes	$(56,018)	$41,334
Interest income, net	(17,015)	(17,948)
Interest expense, net of amounts capitalized	27,349	22,527
Depreciation and amortization	93,782	96,351
Net loss (income) attributable to non-controlling interests	4,647	1,221
EBITDA	$52,745	$143,485

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 15. SUPPLEMENTAL DATA - STATEMENTS OF CASH FLOWS

The following table presents certain supplemental cash flow and other non-cash data. See Note 4. Leases for supplemental cash flow and non-cash data related to leases.

	For the three months ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, (including capitalized interest)	$51,414	$52,182
Cash received for interest	25,898	15,980
Cash paid for income taxes, net of refunds (1)	196,214	—
Capitalized interest	—	2,566
Accrued capital expenditures	11,656	4,911

(1) Our cash paid for income taxes, net of refunds, includes approximately $195.6 million of income taxes paid to our parent Company, EchoStar. Substantially all of this balance relates to amounts previously accrued for as of December 31, 2023.

HUGHES SATELLITE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in the Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange 4 million stock options of employees of the Company. As a result of the Exchange Offer, subsequent to March 31, 2024, the exercise price of approximately 3 million new stock options, affecting approximately 400 eligible employees of the Company, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $3 million, which will be recognized over the remaining vesting period of the applicable options.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of results of operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10‑K for the year ended December 31, 2023 under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10‑Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

On December 31, 2023, EchoStar completed the acquisition of DISH Network pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023 (the “Amended Merger Agreement”), by and among EchoStar, EAV Corp., a Nevada corporation and its wholly owned subsidiary (“Merger Sub”), and DISH Network, pursuant to which EchoStar acquired DISH Network by means of the merger of Merger Sub with and into DISH Network (the “Merger”), with DISH Network surviving the Merger as EchoStar’s wholly owned subsidiary. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2023.

With the Merger complete, EchoStar is currently focused on the process of integrating EchoStar’s and DISH Network’s business in a manner that facilitates synergies, cost savings and growth opportunities, and achieves other anticipated benefits (the “Integration”).

We currently operate in two operating segments: our Hughes segment and our ESS segment. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker. As of March 31, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

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

Our Hughes segment continues to focus its efforts on optimizing financial returns on our satellite portfolio. Our consumer revenue growth depends on our success in adding new and retaining existing subscribers, as well as increasing our Average Revenue Per User/subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Prior to the launch of EchoStar XXIV, we were nearing or had reached capacity in most areas of the U.S., which constrained growth within our consumer subscriber base. Growth within our Latin America consumer subscriber base in certain areas had also become capacity constrained. These constraints have been addressed by the EchoStar XXIV satellite.

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

The following table presents our approximate number of broadband subscribers:

	As of
	March 31, 2024	March 31, 2023
United States	732,000	890,000
Latin America	246,000	287,000
Total broadband subscribers	978,000	1,177,000

The following table presents the approximate number of net subscriber decreases:

	For the three months ended
	March 31, 2024	March 31, 2023
United States	(20,000)	(41,000)
Latin America	(6,000)	(10,000)
Total net subscriber decreases	(26,000)	(51,000)

We lost approximately 26,000 net subscribers for the three months ended March 31, 2024 compared to the loss of approximately 51,000 net subscribers during the same period in 2023. The net subscriber loss improvement was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

As of March 31, 2024, our Hughes segment had $1.5 billion of contracted revenue backlog, a decrease of $470 million or 23.9% as compared to December 31, 2023. The decrease resulted from the evaluation of the credit worthiness of the portfolio. We define contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, or our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite (see Note 7. Property and Equipment for further information), we are not aware of any other anomalies with respect to our owned or leased satellites during the year ended March 31, 2024. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the three months ended March 31, 2024 and through May 15, 2024. There can be no assurance, however, that any such incident can be detected or thwarted or will not have such a material adverse effect in the future.

Other Developments

Operational Liquidity

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our business operations. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher ARPU. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. If we experience negative cash flows, our existing cash and marketable investment securities balances may be further reduced. We currently anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months.

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

The 5 1/4% Senior Secured Notes and 6 5/8% Senior Unsecured Notes together are known as the “Notes”.

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

We may make additional funds available to EchoStar in the form of loans to finance, in whole or in part, EchoStar’s future operations and debt service obligations. Any such distributions or advances, as well as other factors including, among others, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, will reduce the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, debt obligations and other general corporate requirements, and may require us to refinance our existing debt agreements or raise additional capital in the future, which may not be available on acceptable terms, or at all.

Covenants and Restrictions Related to our Senior Notes

We are subject to the covenants and restrictions set forth in the indentures related to our long-term debt. In particular, the indentures related to our outstanding senior notes and senior secured notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) make certain investments; (v) create liens; (vi) enter into certain transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our respective long-term debt.

Guarantor Financial Information

Certain of our wholly-owned subsidiaries (together, the “obligor group”) have fully and unconditionally guaranteed, on a joint and several basis, the obligations of our Notes. See Note 9. Long-term Debt and Other Notes Payable in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on our Notes.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Total current assets	$565,772	$1,954,927
Total non-current assets	2,732,241	2,781,659
Total current liabilities	414,615	670,383
Total non-current liabilities	2,597,732	2,725,566
Due from related parties	14,863	12,266
Due from non-guarantors	108,167	123,822
Due to related parties	797,886	1,091,478
Due to non-guarantors	35,176	44,165

The summarized results of operations information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

(in thousands)	For the three months ended March 31, 2024
Total revenue	$321,847
Operating income (loss)	(32,153)
Net income (loss)	(23,955)
Revenue from non-guarantors	6,553

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

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. Service revenue primarily includes the sales of consumer and enterprise broadband services, maintenance and other contracted services, revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking, and subscriber wholesale service fees for the HughesNet service.

Equipment sales and other revenue. Equipment sales and other revenue primarily includes broadband equipment and networks sold to customers in our consumer and enterprise markets.

Cost of services. Cost of services primarily includes the cost of broadband services provided to our consumer and enterprise customers, maintenance and other contracted services, and costs associated with satellite and transponder leases and services.

Cost of sales - equipment and other. Cost of sales - equipment and other consists primarily of the cost of broadband equipment and networks provided to customers in our consumer and enterprise markets. It also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily include selling and marketing costs and employee-related costs associated with administrative services (e.g., information systems, human resources and other services), including bad debt expense and stock-based compensation expense. It also includes research and development expenses associated with the design and development of products to support future growth and provide new technology and innovation to our customers, professional fees (e.g., legal, information systems and accounting services), and other expenses associated with facilities and administrative services.

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

Other, net. Other, net primarily includes gains and losses realized on the sale of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, foreign currency transaction gains and losses, equity in earnings and losses of our affiliates, dividends received from our marketable investment securities, and other non-operating income and expense items that are not appropriately classified elsewhere in the Condensed Consolidated Statements of Operations in our Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table presents our consolidated results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	For the three months ended March 31,		Variance
Statements of Operations Data (1)	2024	2023	Amount	%
Revenue:
Service revenue	$319,504	$375,754	$(56,250)	(15.0)
Equipment and other revenue	60,500	62,070	(1,570)	(2.5)
Total revenue	380,004	437,824	(57,820)	(13.2)
Costs and expenses:
Cost of services	170,450	134,039	36,411	27.2
% of total service revenue	53.3%	35.7%
Cost of sales - equipment and other	56,380	51,671	4,709	9.1
% of total equipment and other revenue	93.2%	83.2%
Selling, general and administrative expenses	103,652	112,355	(8,703)	(7.7)
% of total revenue	27.3%	25.7%
Depreciation and amortization	93,782	96,351	(2,569)	(2.7)
Total costs and expenses	424,264	394,416	29,848	7.6
Operating income (loss)	(44,260)	43,408	(87,668)	*
Other income (expense):
Interest income, net	17,015	17,948	(933)	(5.2)
Interest expense, net of amounts capitalized	(27,349)	(22,527)	(4,822)	21.4
Other, net	(1,424)	2,505	(3,929)	*
Total other income (expense), net	(11,758)	(2,074)	(9,684)	*
Income (loss) before income taxes	(56,018)	41,334	(97,352)	*
Income tax benefit (provision), net	5,752	(14,706)	20,458	*
Net income (loss)	(50,266)	26,628	(76,894)	*
Less: Net loss (income) attributable to non-controlling interests	4,647	1,221	3,426	*
Net income (loss) attributable to HSSC	$(45,619)	$27,849	$(73,468)	*

Other data:
EBITDA (2)	$52,745	$143,485	$(90,740)	(63.2)
Subscribers, end of period	978,000	1,177,000	(199,000)	(16.9)
*    Percentage is not meaningful.
(1)    An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)    A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

The following discussion relates to our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

Service revenue. Service revenue totaled $319.5 million for the three months ended March 31, 2024, a decrease of $56.3 million, or 15.0%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American consumer and enterprise customers. The three months ended March 31, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Equipment and other revenue. Equipment and other revenue totaled $60.5 million for the three months ended March 31, 2024, a decrease of $1.6 million, or 2.5%, as compared to 2023. The change was primarily attributable to a decrease in hardware sales to our North American enterprise customers, partially offset by an increase in hardware sales to our aeronautical service providers.

Cost of services. Cost of services totaled $170.5 million for the three months ended March 31, 2024, an increase of $36.4 million, or 27.2%, as compared to 2023. The increase was primarily attributable to an increase in transponder lease costs from the EchoStar XXIV operating lease, partially offset by the corresponding decreases in sales revenue.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $56.4 million for the three months ended March 31, 2024, an increase of $4.7 million, or 9.1%, as compared to 2023. The increase was primarily attributable to higher costs incurred in providing equipment in North America.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $103.7 million for the three months ended March 31, 2024, a decrease of $8.7 million, or 7.7%, as compared to 2023. The decrease was primarily attributable to decreases in research and development expenses and sales and marketing expenses.

Interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, totaled $27.3 million for the three months ended March 31, 2024, an increase of $4.8 million, or 21.4%, as compared to 2023. The increase was primarily attributable to a decrease in capitalized interest relating to the EchoStar XXIV satellite program.

Other, net. Other, net totaled $1.4 million in losses for the three months ended March 31, 2024 as compared to $2.5 million in gains in 2023. The change was driven by increases in losses related to our unconsolidated affiliates and a decrease in gains from foreign exchange transactions.

Income tax benefit (provision), net. Income tax benefit (provision), net was $5.8 million benefit for the three months ended March 31, 2024, as compared to $14.7 million provision for the three months ended March 31, 2023. Our effective income tax rate was 10.3% and 35.6% for the three months ended March 31, 2024 and 2023, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2024 and 2023 respectively were primarily due to excluded foreign losses where the Company carries a full valuation allowance and a reserve for an uncertain tax position.

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the three months ended March 31, 2024 compared to the same period in 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements:

	For the three months ended March 31,		Variance
	2024	2023	Amount	%
Net income (loss)	$(50,266)	$26,628	$(76,894)	*
Interest income, net	(17,015)	(17,948)	933	(5.2)
Interest expense, net of amounts capitalized	27,349	22,527	4,822	21.4
Income tax provision (benefit), net	(5,752)	14,706	(20,458)	*
Depreciation and amortization	93,782	96,351	(2,569)	(2.7)
Net loss (income) attributable to non-controlling interests	4,647	1,221	3,426	*
EBITDA	$52,745	$143,485	$(90,740)	(63.2)
*    Percentage is not meaningful.

The changes in consolidated EBITDA during the three months ended March 31, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

	Hughes	Corporate and Other	Consolidated Total
For the three months ended March 31, 2024
Total revenue	$378,708	$1,296	$380,004
Capital expenditures	68,331	195	68,526
EBITDA	69,974	(17,229)	52,745

For the three months ended March 31, 2023
Total revenue	$431,195	$6,629	$437,824
Capital expenditures	47,025	—	47,025
EBITDA	157,234	(13,749)	143,485

Hughes Segment

	For the three months ended March 31,		Variance
	2024	2023	Amount	%
Total revenue	$378,708	$431,195	$(52,487)	(12.2)
Capital expenditures	68,331	47,025	21,306	45.3
EBITDA	69,974	157,234	(87,260)	(55.5)

Total revenue was $378.7 million for the three months ended March 31, 2024, a decrease of $52.5 million, or 12.2%, as compared to 2023. Service revenue decreased primarily due to lower sales of broadband services to our North American consumer and enterprise customers. Equipment and other revenue decrease was primarily attributable to a decrease in hardware sales to our North American enterprise customers, partially offset by an increase in hardware sales to our aeronautical service providers.

Capital expenditures were $68.3 million for the three months ended March 31, 2024, an increase of $21.3 million, or 45.3%, as compared to 2023, primarily due to increases in expenditures related to machinery, equipment, and leasehold improvements for our new manufacturing facility, partially offset by decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The changes in EBITDA during the three months ended March 31, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Corporate and Other

	For the three months ended March 31,		Variance
	2024	2023	Amount	%
Total revenue	$1,296	$6,629	$(5,333)	(80.4)
EBITDA	(17,229)	(13,749)	(3,480)	25.3

Total revenue was $1.3 million for the three months ended March 31, 2024, a decrease of $5.3 million, or 80.4% as compared to 2023, primarily due to a decrease in satellite leasing revenue.

The changes in EBITDA during the three months ended March 31, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion regarding disclosure controls and procedures

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 13. Commitments and Contingencies - Litigation in this Form 10-Q.

ITEM 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
22 (H)	List of Subsidiary Guarantors
31.1 (H)	Section 302 Certification of Chief Executive Officer
31.2 (H)	Section 302 Certification of Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer
32.2 (H)	Section 906 Certification of Principal Financial Officer
101 (H)
The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended March 31, 2024 filed on May 14, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) related notes to these financial statements.

104 (H)	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).
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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: May 15, 2024	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH
(Principal Financial Officer and Principal Accounting Officer)