Form 10-Q
period 2024-06-30
Hughes Satellite Systems Corp
filed 2024-08-14
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2024.

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

As of August 9, 2024, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

PART I: FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “HSSC,” the “Company,” “we,” “our” and “us” refer to Hughes Satellite Systems Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation, our parent company, “DISH Network” refers to DISH Network Corporation, a wholly owned, indirect subsidiary of EchoStar Corporation, and its subsidiaries.

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

SUMMARY OF RISK FACTORS

●	risks relating to the ability of our parent company, EchoStar, to realize the expected benefits of the merger with DISH Network;
●	risks relating to EchoStar’s substantially increased leverage following completion of the merger with DISH Network;
●	significant risks related to our ability to launch, operate, and control our satellites, operational and environmental risks related to our owned and leased satellites, and risks related to our satellites under construction;
●	our ability and the ability of third parties with whom we engage to operate our business as a result of changes in the global business environment, including regulatory and competitive considerations;
●	our ability to implement and/or realize benefits of our investments and other strategic initiatives;
●	risks related to our foreign operations and other uncertainties associated with doing business internationally;
●	risks related to our dependency upon third-party providers, including supply chain disruptions and inflation;
●	risks related to cybersecurity incidents; and
●	risks related to our human capital resources.

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

i

ITEM 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$166,923	$1,276,623
Marketable investment securities	—	417,743
Trade accounts receivable and contract assets, net of allowance for credit losses of $23,963 and $20,399, respectively	225,283	233,915
Prepaids and other assets	50,467	24,769
Inventory	162,870	167,236
Other current assets, net	29,643	18,562
Total current assets	635,186	2,138,848

Non-current assets:
Property and equipment, net	1,181,687	1,250,074
Operating lease right-of-use assets	994,783	1,031,303
Regulatory authorizations, net	406,178	407,819
Other intangible assets, net	12,261	13,401
Other investments, net	48,614	54,137
Other non-current assets, net	271,106	303,962
Total non-current assets	2,914,629	3,060,696
Total assets	$3,549,815	$5,199,544

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Trade accounts payable	$84,131	$101,163
Contract liabilities	80,852	116,187
Accrued interest	38,168	39,075
Accrued compensation	29,377	38,333
Accrued expenses	61,895	45,863
Operating lease liabilities, current	19,174	155,932
Other current liabilities	40,415	240,128
Current portion of long-term debt and other notes payable	6,379	5,225
Total current liabilities	360,391	741,906

Non-current liabilities:
Long-term debt and other notes payable, net of current portion	1,535,589	1,538,978
Deferred tax liabilities, net	208,059	252,820
Operating lease liabilities, non - current	843,559	897,084
Other non-current liabilities	83,506	89,667
Total non-current liabilities	2,670,713	2,778,549
Total liabilities	3,031,104	3,520,455

Commitments and Contingencies (Note 10)

Stockholder's equity (deficit):
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,486,601	1,484,064
Accumulated other comprehensive income (loss)	(173,925)	(152,491)
Accumulated earnings (losses)	(850,716)	279,885
Total HSSC stockholder's equity (deficit)	461,960	1,611,458
Non-controlling interests	56,751	67,631
Total stockholder's equity (deficit)	518,711	1,679,089
Total liabilities and stockholder's equity (deficit)	$3,549,815	$5,199,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$303,905	$369,434	$623,409	$745,188
Equipment sales and other revenue	85,714	81,604	146,214	143,674
Total revenue	389,619	451,038	769,623	888,862

Costs and expenses (exclusive of depreciation and amortization):
Cost of services	172,114	130,856	342,564	264,895
Cost of sales - equipment and other	78,283	56,165	134,663	107,836
Selling, general and administrative expenses	93,056	109,293	196,708	221,648
Depreciation and amortization	93,093	99,223	186,875	195,574
Total costs and expenses	436,546	395,537	860,810	789,953

Operating income (loss)	(46,927)	55,501	(91,187)	98,909

Other income (expense):
Interest income, net	3,555	20,156	20,570	38,104
Interest expense, net of amounts capitalized	(22,095)	(22,206)	(49,444)	(44,733)
Other-than-temporary impairment losses on equity method investments	—	(33,400)	—	(33,400)
Other, net (Note 4)	(3,682)	1,722	(5,106)	4,227
Total other income (expense), net	(22,222)	(33,728)	(33,980)	(35,802)

Income (loss) before income taxes	(69,149)	21,773	(125,167)	63,107
Income tax benefit (provision), net	11,274	(18,513)	17,026	(33,219)
Net income (loss)	(57,875)	3,260	(108,141)	29,888
Less: Net income (loss) attributable to non-controlling interests	(1,893)	(2,072)	(6,540)	(3,293)
Net income (loss) attributable to HSSC	$(55,982)	$5,332	$(101,601)	$33,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(57,875)	$3,260	$(108,141)	$29,888
Other comprehensive income (loss)
Foreign currency translation adjustments	(17,473)	13,254	(25,711)	22,550
Unrealized gains (losses) on available-for-sale securities	(5)	(133)	(267)	(221)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	229	204	229
Total other comprehensive income (loss), net of tax	(17,478)	13,350	(25,774)	22,558
Comprehensive income (loss)	(75,353)	16,610	(133,915)	52,446
Less: Comprehensive loss (income) attributable to non-controlling interests, net of tax	5,115	178	10,880	(569)
Comprehensive income (loss) attributable to HSSC	$(70,238)	$16,788	$(123,035)	$51,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other	Accumulated
	Paid-in	Comprehensive	Earnings	Non-controlling
	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Stock-based compensation	1,096	—	—	—	1,096
Other comprehensive income (loss)	—	7,240	—	1,968	9,208
Net income (loss)	—	—	27,849	(1,221)	26,628
Balance, March 31, 2023	$1,480,953	$(162,944)	$769,603	$97,183	$2,184,795
Stock-based compensation	1,043	—	—	—	1,043
Other comprehensive income (loss)	—	11,456	—	1,894	13,350
Net income (loss)	—	—	5,332	(2,072)	3,260
Balance, June 30, 2023	$1,481,996	$(151,488)	$774,935	$97,005	$2,202,448

Balance, December 31, 2023	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Stock-based compensation	993	—	—	—	993
Dividends to EchoStar Corporation	—	—	(1,029,000)	—	(1,029,000)
Other comprehensive income (loss)	—	(7,178)	—	(1,118)	(8,296)
Net income (loss)	—	—	(45,619)	(4,647)	(50,266)
Balance, March 31, 2024	$1,485,057	$(159,669)	$(794,734)	$61,866	$592,520
Stock-based compensation	1,544	—	—	—	1,544
Other comprehensive income (loss)	—	(14,256)	—	(3,222)	(17,478)
Net income (loss)	—	—	(55,982)	(1,893)	(57,875)
Balance, June 30, 2024	$1,486,601	$(173,925)	$(850,716)	$56,751	$518,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(108,141)	$29,888
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	186,875	195,574
Losses (gains) on investments, net	(200)	(230)
Equity in losses (earnings) of unconsolidated affiliates, net	2,523	1,097
Foreign currency transaction losses (gains), net	2,796	(6,313)
Deferred tax provision (benefit), net	(40,888)	9,069
Stock-based compensation	2,537	2,139
Amortization of debt issuance costs	435	410
(Accretion of discounts) and amortization of premiums on debt investments	(939)	(12,851)
Other-than-temporary impairment losses on equity method investments	—	33,400
Other, net	(3)	492
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets, net	1,548	(35)
Changes in allowance for credit losses	3,564	865
Other current assets, net	(33,974)	(15,506)
Trade accounts payable	(5,799)	(18,235)
Contract liabilities	(35,335)	(13,762)
Accrued expenses and other current liabilities	(326,987)	2,022
Non-current assets and non-current liabilities, net	(4,527)	(9,816)
Net cash provided by (used for) operating activities	(356,515)	198,208

Cash flows from investing activities:
Purchases of marketable investment securities	—	(859,190)
Sales and maturities of marketable investment securities	414,323	611,643
Expenditures for property and equipment	(123,649)	(90,975)
Expenditures for externally marketed software	(13,245)	(15,253)
Dividend received from unconsolidated affiliate	3,000	—
Net cash provided by (used for) investing activities	280,429	(353,775)

Cash flows from financing activities:
Payment of in - orbit incentive obligations	(1,480)	(2,460)
Dividends to EchoStar Corporation	(1,029,000)	—
Other, net	437	—
Net cash provided by (used for) financing activities	(1,030,043)	(2,460)

Effect of exchange rates on cash and cash equivalents	(3,646)	3,476
Net increase (decrease) in cash and cash equivalents	(1,109,775)	(154,551)
Cash and cash equivalents, including restricted amounts, beginning of period (Note 4)	1,277,741	654,473
Cash and cash equivalents, including restricted amounts, end of period (Note 4)	$167,966	$499,922

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

We currently operate in two operating segments with one reportable segment and Corporate and Other:

●	Hughes segment — which provides broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is expected to be an integral part of our satellite service business.
●	EchoStar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers.

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

As of March 31, 2024 and June 30, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

We also divide our operations by primary geographic market as follows: (i) North America (the U.S. and its territories, Mexico, and Canada); (ii) South and Central America and (iii) Other (Asia, Africa, Australia, Europe, India, and the Middle East). Refer to Note 11. Segment Reporting for further detail.

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

With the Merger complete, EchoStar is currently focused on the process of integrating EchoStar’s and DISH Network’s business in a manner that facilitates synergies, cost savings and growth opportunities, and achieves other anticipated benefits.

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

All amounts presented in these Condensed Consolidated Financial Statements are expressed in thousands of U.S. dollars unless otherwise noted.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, and incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives and subscriber lives. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Concentration of Credit Risk

One customer represented approximately 20% and 19% of the receivable component of “Trade accounts receivable and contract assets, net” as of June 30, 2024 and December 31, 2023, respectively. As part of our assessment for credit losses, for the quarters ended March 31, 2024 and June 30, 2024, we determined that the collection of the balance owed from a significant customer was uncertain, resulting in a reduction in the “Trade accounts receivable and contract assets, net” balance on our Condensed Consolidated Balance Sheets.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations. Advertising expenses totaled $10.5 million and $13.9 million for the three months ended June 30, 2024 and 2023, respectively. Advertising expenses totaled $23.5 million and $29.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following table presents the research and development costs incurred:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cost of sales - equipment and other	$15,363	$8,846	$26,575	$17,524
Research and development expenses	$4,485	$6,840	$9,998	$15,096

Fair Value Measurements

We determine fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Market or observable inputs are the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs. We apply the following hierarchy in determining fair value:

●	Level 1, defined as observable inputs being quoted prices in active markets for identical assets;
●	Level 2, defined as observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets and liabilities in active markets; and quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of June 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and contract assets, and current liabilities (excluding the “Current portion of long-term debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4. Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments for the fair value of our marketable investment securities.

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

Government Funding

The Company is currently participating in two government programs: New York-Connect America Fund, New York Broadband, and prior to the program’s termination in February 2024, the company participated in the Affordable Connectivity Plan (“ACP”), with funding for the ACP ending in May 2024. The purpose of these programs is to provide internet and connectivity services to qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in “Service revenue,” and associated expenses such as salaries and supplies are recorded in “Cost of services,” or “Selling, general and administrative expenses,” on our Condensed Consolidated Statement of Operations, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in “Trade accounts receivable and contract assets, net” on our Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, the Company recognized $1.9 million and $6.6 million respectively, in “Service revenue” on our Condensed Consolidated Statement of Operations, respectively. As of June 30, 2024, we have trade accounts receivable of $1.3 million related to our government programs on our Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact the adoption of ASU 2023-05 will have on our Condensed Consolidated Financial Statements and related disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-07 will have on our Condensed Consolidated Financial Statements and related disclosures

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023‑09 will have on our Condensed Consolidated Financial Statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3.    SUPPLEMENTAL DATA - STATEMENTS OF CASH FLOWS

The following table presents certain supplemental cash flow and other non-cash data. See Note 8. Leases for supplemental cash flow and non-cash data related to leases.

	For the six months ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, (including capitalized interest)	$51,790	$51,004
Cash received for interest	28,716	30,945
Cash paid for income taxes, net of (refunds)(1)	200,346	3,339
Capitalized interest	—	5,264
Accrued capital expenditures	4,896	11,979
(1)	Our cash paid for income taxes, net of refunds, includes approximately $198.0 million of income taxes paid to our parent Company, EchoStar. Substantially all of this balance relates to amounts accrued for as of December 31, 2023.

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in the Schedule TO filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange 4 million stock options of employees of the Company. As a result of the Exchange Offer, the exercise price of approximately 3 million new stock options, affecting approximately 400 eligible employees of the Company, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer is $3 million, which will be recognized over the remaining vesting period of the applicable options.

NOTE 4.    MARKETABLE INVESTMENT SECURITIES, RESTRICTED CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

The following table presents our “Marketable investment securities”:

	As of
	June 30, 2024	December 31, 2023
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$—	$91,548
Commercial paper	—	282,898
Other debt securities	—	43,297
Total marketable investment securities	$—	$417,743

During the six months ended June 30, 2024, we liquidated our marketable investment securities portfolio to make cash distributions to our parent.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2024
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
Other debt securities	—	—	—	—
Total available-for-sale debt securities	$—	$—	$—	$—
As of December 31, 2023
Corporate bonds	$91,474	$79	$(5)	$91,548
Commercial paper	282,898	—	—	282,898
Other debt securities	43,307	—	(10)	43,297
Total available-for-sale debt securities	$417,679	$79	$(15)	$417,743

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$93,612	$294,292	$131,721

Restricted Cash and Cash Equivalents

We have restricted cash and cash equivalents of $1.0 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. Our restricted cash and cash equivalents are included in “Other non-current assets, net” on our Condensed Consolidated Balance Sheets.

Other Investments, net

The following table presents our “Other investments, net”:

	As of
	June 30, 2024	December 31, 2023
Other investments, net:
Equity method investments	$37,336	$42,859
Cost method investments	11,278	11,278
Total other investments, net	$48,614	$54,137

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Cost Method Investments

Hughes Systique Corporation (“Hughes Systique”). We own 42% of Hughes Systique via preferred shares and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Condensed Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Condensed Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Condensed Consolidated Balance Sheets. See our Annual Report on Form 10-K for the year ended December 31, 2023, Note 5. Business Combinations for further information.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Total
As of June 30, 2024
Cash equivalents (including restricted)	$7,929	$52,926	$60,855
Available-for-sale debt securities:
Corporate bonds	$—	$—	$—
Commercial paper	—	—	—
Other debt securities	—	—	—
Total marketable investment securities	$—	$—	$—

As of December 31, 2023
Cash equivalents (including restricted)	$177,009	$999,347	$1,176,356
Available-for-sale debt securities:
Corporate bonds	$—	$91,548	$91,548
Commercial paper	—	282,898	282,898
Other debt securities	38,799	4,498	43,297
Total marketable investment securities	$38,799	$378,944	$417,743

As of June 30, 2024 and December 31, 2023, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Other, net:
Marketable and non-marketable investment securities - realized and unrealized gains (loss)	$—	$233	$200	$230
Equity in earnings (losses) of unconsolidated affiliates	(1,190)	(546)	(2,523)	(1,097)
Foreign currency transaction gains (losses)	(2,510)	3,283	(2,796)	6,313
Other	18	(1,248)	13	(1,219)
Total	$(3,682)	$1,722	$(5,106)	$4,227

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 5.    INVENTORY

Inventory consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Raw materials	$43,714	$32,492
Work-in-process	29,031	32,832
Finished goods	90,125	101,912
Total inventory	$162,870	$167,236

NOTE 6.    PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consisted of the following:

		As of
	Depreciable	June 30,	December 31,
	Life (In Years)	2024	2023
Equipment leased to customers	2 to 4	$842,423	$883,565
Satellites (1)	5 to 15	1,214,275	1,506,541
Satellites acquired under finance lease agreements	15	354,531	368,384
Land	—	13,509	13,547
Buildings and improvements	1 to 40	128,824	115,354
Furniture, fixtures, equipment and other	1 to 12	984,149	977,154
Construction in progress	—	7,488	28,217
Total property and equipment		3,545,199	3,892,762
Accumulated depreciation		(2,363,512)	(2,642,688)
Property and equipment, net		$1,181,687	$1,250,074
(1)	The Spaceway 3 satellite was deorbited in January 2024.

Depreciation and amortization expense consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Equipment leased to customers	$43,631	$43,407	$71,700	$86,643
Satellites	26,646	26,904	53,545	51,845
Buildings, furniture, fixtures, equipment and other	7,192	13,460	30,077	26,635
Software and computer equipment	6,601	7,150	13,203	14,145
Intangible assets and other amortization expense	9,023	8,302	18,350	16,306
Total depreciation and amortization expense	$93,093	$99,223	$186,875	$195,574

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, and amortization of development costs of externally marketed software.

Satellites

As of June 30, 2024, our satellite fleet consisted of eight satellites in geosynchronous (“GEO”) orbit, approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which is accounted for as an operating lease.

As of June 30, 2024, our satellite fleet in service consisted of the following:

		Degree Orbital	Lease
		Location	Termination
Satellites	Launch Date	(Longitude)	Date
Owned:
EchoStar XVII	July 2012	107 W	N/A
EchoStar XIX	December 2016	97.1 W	N/A
Al Yah 3 ("AY3")(1)	January 2018	20 W	N/A
EchoStar IX	August 2003	121 W	N/A

Finance leases:
Eutelsat 65 West A	March 2016	65 W	July 2031
Telesat T19V	July 2018	63 W	August 2033
EchoStar 105/SES‑11	October 2017	105 W	November 2028

Operating leases:
EchoStar XXIV	July 2023	95.2 W	December 2030
(1)	We own the Ka-band and Ku-band payloads on this satellite.

Satellite-Related Commitments

As of June 30, 2024 and December 31, 2023 our satellite-related commitments, excluding in-orbit incentives, were $173.6 million and $193.3 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Except as described above, we are not aware of any anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended June 30, 2024.

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

Fair Value of In-Orbit Incentives

As of June 30, 2024 and December 31, 2023, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $43.2 million and $46.3 million, respectively.

NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our “Regulatory authorizations, net”:

	Finite lived
		Accumulated		Indefinite
	Cost	Amortization	Total	lived	Total
Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619
Amortization expense	—	(754)	(754)	—	(754)
Currency translation adjustments	1,375	(353)	1,022	—	1,022
Balance, June 30, 2023	$12,706	$(3,819)	$8,887	$400,000	$408,887

Balance, December 31, 2023	$12,754	$(4,935)	$7,819	$400,000	$407,819
Amortization expense	—	(1,067)	(1,067)	—	(1,067)
Currency translation adjustments	(1,161)	587	(574)	—	(574)
Balance, June 30, 2024	$11,593	$(5,415)	$6,178	$400,000	$406,178

Weighted-average useful life (in years)		12

NOTE 8. LEASES

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 13 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 13. Related Party Transactions- EchoStar for further details on the EchoStar XXIV operating lease.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the amounts for right-of-use (“ROU”) assets and lease liabilities:

	As of
	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating	$994,783	$1,031,303
Finance	199,642	218,807
Total right-of-use assets	$1,194,425	$1,250,110

Lease liabilities:
Current:
Operating (1)	$19,174	$155,932
Finance	—	—
Total current	19,174	155,932
Non-current:
Operating	843,559	897,084
Finance	—	—
Total non-current	843,559	897,084
Total lease liabilities	$862,733	$1,053,016
(1)	The decrease in current operating lease liabilities is due to prepayments related to the EchoStar XXIV satellite, resulting in the lease liability and associated asset being remeasured. Refer to Note 13. Related Party Transactions- EchoStar for further details on the EchoStar XXIV operating lease prepayments.

As of June 30, 2024, we have prepaid our obligations regarding all of our finance right-of-use assets. Finance lease assets are reported net of accumulated amortization of $154.9 million and $149.6 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$5,548	$6,551	$12,195	$13,099
Operating lease cost - EchoStar XXIV	47,593	—	95,350	—
Total operating lease cost	53,141	6,551	107,545	13,099
Finance lease cost:
Amortization of right-of-use assets	790	8,474	5,313	15,615
Interest on lease liabilities	—	—	—	—
Total finance lease cost	790	8,474	5,313	15,615
Short-term lease cost	—	—	—	—
Variable lease cost	—	—	—	—
Total lease cost	$53,931	$15,025	$112,858	$28,714

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

As of
	June 30, 2024	December 31, 2023
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	— years	— years
Operating leases	7.1 years	7.5 years

Weighted-average discount rate:
Finance leases	—%	—%
Operating leases	12.0%	12.1%

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$260,546	$13,127
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

We obtained nominal ROU assets in exchange for lease liabilities upon commencement of operating leases during the six months ended June 30, 2024. We did not obtain any ROU assets in exchange for lease liabilities upon commencement of operating leases during the six months ended June 30, 2023.

Maturities of lease liabilities as of June 30, 2024 were as follows:

Operating Leases
Year ending December 31,
2024 (remaining six months)	$13,182
2025	173,188
2026	215,519
2027	214,088
2028	212,221
Thereafter	483,424
Total future minimum lease payments	1,311,622
Less: Interest	(448,889)
Total lease liabilities	$862,733

Lessor Accounting

The following table presents our lease revenue by type of lease:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Sales-type lease revenue:
Revenue at lease commencement	$995	$2,887	$1,544	$6,641
Interest income	544	554	1,079	1,001
Total sales-type lease revenue	1,539	3,441	2,623	7,642
Operating lease revenue	4,305	12,191	10,860	24,518
Total lease revenue	$5,844	$15,632	$13,483	$32,160

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $25.1 million and $30.4 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents future operating lease payments to be received as of June 30, 2024:

Amounts
December 31,
2024 (remaining six months)	$8,497
2025	8,291
2026	5,383
2027	3,058
2028	761
Thereafter	402
Total lease payments to be received	$26,392

NOTE 9.     LONG-TERM DEBT AND OTHER NOTES PAYABLE

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	$750,000	$580,208	$750,000	$665,678
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	750,000	331,920	750,000	591,525
Subtotal	1,500,000	$912,128	1,500,000	$1,257,203
Less: Unamortized debt issuance costs	(1,957)	—	(2,391)	—
Other notes payable	43,925	—	46,594	—
Total long-term debt and other notes payable (including current portion)	$1,541,968		$1,544,203

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 10.    COMMITMENTS AND CONTINGENCIES

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of June 30, 2024, the gross amount of fees, penalties and interest owed was approximately $92 million with $54 million remaining outstanding as a result of historical payments.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the components of the accrual:

	As of
	June 30, 2024	December 31, 2023
Additional license fees	$3,402	$3,405
Penalties	3,492	3,495
Interest and interest on penalties	84,767	82,627
Less: Payments	(37,910)	(27,807)
Total accrual	53,751	61,720
Less: Current portion	10,122	10,130
Total long-term accrual	$43,629	$51,590

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

NOTE 11.    SEGMENT REPORTING

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. We operate in two operating segments: Hughes segment and ESS segment. As of March 31, 2024, and June 30, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Total assets by segment have not been reported herein because the information is not provided to our chief operating decision maker on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

		Corporate	Consolidated
	Hughes	and Other	Total
For the three months ended June 30, 2024
External revenue	$388,321	$1,298	$389,619

Capital expenditures	$55,123	$—	$55,123
EBITDA	$61,103	$(16,726)	$44,377

For the three months ended June 30, 2023
External revenue	$444,335	$6,703	$451,038

Capital expenditures	$43,950	$—	$43,950
EBITDA	$140,997	$(15,879)	$125,118

For the six months ended June 30, 2024
External revenue	$767,029	$2,594	$769,623

Capital expenditures	$123,454	$195	$123,649
EBITDA	$131,077	$(33,955)	$97,122

For the six months ended June 30, 2023
External revenue	$875,530	$13,332	$888,862

Capital expenditures	$90,975	$—	$90,975
EBITDA	$298,231	$(29,628)	$268,603

The following table reconciles “Net income (loss)” in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(57,875)	$3,260	$(108,141)	$29,888
Interest income, net	(3,555)	(20,156)	(20,570)	(38,104)
Interest expense, net of amounts capitalized	22,095	22,206	49,444	44,733
Income tax provision (benefit), net	(11,274)	18,513	(17,026)	33,219
Depreciation and amortization	93,093	99,223	186,875	195,574
Net loss (income) attributable to non-controlling interests	1,893	2,072	6,540	3,293
EBITDA	$44,377	$125,118	$97,122	$268,603

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

The following table presents the components of our contract balances:

	As of
	June 30, 2024	December 31, 2023
Contract assets	$91,865	$66,095

Contract liabilities:
Current	$80,852	$116,187
Non-current	6,078	7,401
Total contract liabilities	$86,930	$123,588

The following table presents the revenue recognized in the Condensed Consolidated Statements of Operations that was previously included within contract liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue	$33,448	$11,586	$91,421	$72,549

The following table presents the activity in our allowance for credit losses:

For the six months ended June 30,
2024
Balance at beginning of period	$20,399
Current period provision for expected losses	16,784
Write-offs charged against allowances	(12,979)
Foreign currency translation	(241)
Balance at end of period	$23,963

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the six months ended
	June 30,
	2024	2023
Balance at beginning of period	$49,343	$64,447
Additions	25,920	23,601
Amortization expense	(18,843)	(32,135)
Foreign currency translation	(901)	1,006
Balance at end of period	$55,519	$56,919

Performance Obligations

As of June 30, 2024, the remaining performance obligations for our customer contracts was approximately $1.4 billion, compared to $1.7 billion as of December 31, 2023, a decrease of $316 million. This decrease resulted from the evaluation of the credit worthiness of the portfolio. Performance obligations expected to be satisfied within one year and greater than one year are 30% and 70%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. Substantially all of our revenue is related to our Hughes segment. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
North America	$311,705	$370,129	$619,553	$724,579
South and Central America	35,361	41,312	71,316	79,685
Other	42,553	39,597	78,754	84,598
Total revenue	$389,619	$451,038	$769,623	$888,862

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services. Substantially all of our revenue is related to our Hughes segment:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Service revenue:
Services	$299,600	$357,243	$612,549	$720,670
Lease revenue	4,305	12,191	10,860	24,518
Total service revenue	303,905	369,434	623,409	745,188
Equipment and other revenue:
Equipment	48,457	26,687	83,589	47,652
Design, development and construction services	35,718	51,476	60,002	88,380
Lease revenue	1,539	3,441	2,623	7,642
Total equipment and other revenue	85,714	81,604	146,214	143,674
Total revenue	$389,619	$451,038	$769,623	$888,862

NOTE 13.    RELATED PARTY TRANSACTIONS - ECHOSTAR

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

Service revenue — EchoStar

The following table presents our “Service revenue” from EchoStar:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Service revenue - EchoStar	$1,205	$1,120	$2,419	$2,260

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries.

The following table presents the corresponding related party receivables:

	As of
	June 30,	December 31,
	2024	2023
Related party receivables - EchoStar - non-current	$71,752	$61,283

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses - EchoStar	$20,123	$20,237	$40,601	$41,147

This table does not include lease costs associated with the EchoStar XXIV lease. Refer to Note 8. Leases for further details on the EchoStar XXIV operating lease costs.

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. The following table presents certain related party payables:

	As of
	June 30,	December 31,
	2024	2023
Related party payables - EchoStar - current, net	$20,332	$195,558
Related party payables - EchoStar - non-current	26,292	26,453
Total related party payables - EchoStar	$46,624	$222,011
Operating lease liabilities - EchoStar - current	2,982	138,694
Operating lease liabilities - EchoStar - non-current	701,835	755,379
Total operating lease liabilities - EchoStar	$704,817	$894,073

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in “Service revenue” of $1.2 million and $1.1 million for the three months ended June 30, 2024, and 2023, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2024, and 2023, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within Related party receivables - EchoStar - non-current in the table above.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provided construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.6 million and $1.0 million for the three and six months ended June 30, 2023. The EchoStar XXIV satellite was placed into service in December 2023. No costs were incurred related to these services during the three and six months ended June 30, 2024.

EchoStar XXIV Satellite Lease. Effective December 2023, we lease capacity of the EchoStar XXIV satellite under an operating lease from an affiliate of ours, EchoStar XXIV L.L.C., for a term of seven years for a monthly lease charge of $15.9 million. We prepaid $100.0 million in lease obligations under the agreement in March 2024 which is reflected in certain of the liabilities listed above. In June 2024, we prepaid an additional $85.0 million in lease obligations. The prepayments resulted in the lease liability and associated asset being remeasured.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TerreStar Solutions. Prior to the Merger, DISH Network owned a 40% interest in TerreStar Solutions, Inc. (“TSI”), a subsidiary of TerreStar. Following the Merger, DISH Network’s ownership of TSI was sold to our parent company, EchoStar, such that EchoStar now owns a 40% interest in TSI. In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue from TSI of $0.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had no trade accounts receivable from TSI.

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Following the Merger, Dish Network’s ownership of DBSD North America was sold to our parent company, EchoStar, such that EchoStar now owns all of the equity of DBSD North America. Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. In December 2017, we and DBSD North America amended these agreements, effective as of January 1, 2018, to reduce certain pricing terms through December 31, 2023 and to modify certain termination provisions. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. In February 2019, we further amended these agreements to provide DBSD North America with the right to continue to receive warranty services from us on a month-to-month basis until December 2023, unless terminated by DBSD North America upon at least 21 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges. We and DBSD North America amended the agreements for warranty, operations, and maintenance services for DBSD’s gateway and ground-based communications equipment, effective as of January 1, 2024, to extend the existing pricing and other terms through December 31, 2024.

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

Service Revenue — DISH Network

The following table presents our Services revenue - DISH Network:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Service revenue - DISH Network	$2,334	$3,227	$4,741	$6,605

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the related trade accounts receivable:

	As of
	June 30, 2024	December 31, 2023
Trade accounts receivable - DISH Network	$9,984	$5,038

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses - DISH Network	$2,310	$1,134	$3,184	$2,254

The following table presents the related trade accounts payable:

	As of
	June 30, 2024	December 31, 2023
Trade accounts payable - DISH Network	$3,891	$1,847

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Collocation and Antenna Space Agreements. We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. We exercised our first renewal option for a period commencing in August 2015 and ending in July 2018, in April 2018 we exercised our second renewal option for a period ending in July 2021, and in May 2021 we exercised our third renewal option for a period ending in July 2024 Effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to EchoStar through February 2022 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; New Braunfels, Texas; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In October 2019, we provided a termination notice for our New Braunfels, Texas agreement effective May 2020. In November 2020, we provided a termination notice for one of our Englewood, Colorado agreements effective May 2021. In November 2021, we exercised our right to renew the collocation agreements at Gilbert, Arizona, Cheyenne, Wyoming, Spokane, Washington, Englewood, Colorado and Monee, Illinois for a period ending in February 2025. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. In January 2022, we and DISH Network entered into an agreement pursuant to which DISH Network provides additional collocation and antenna space to us in Englewood, Colorado through December 2026. In March 2024, we provided a termination notice for our Spokane, Washington agreement, effective April 2024. Generally, we may renew our collocation and antenna space agreements for three-year periods by providing DISH Network with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. We may terminate certain of these agreements within 180 days’ prior written notice. The fees for the services provided under these agreements depend on the number of racks located at the location.

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’  notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

NOTE 14.    RELATED PARTY TRANSACTIONS - OTHER

Deluxe/EchoStar LLC

We own 50% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

The following table summarizes our transactions with Deluxe:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue from Deluxe	$1,380	$1,456	$2,749	$2,788

	As of
	June 30, 2024	December 31, 2023
Trade accounts receivable from Deluxe	$1,406	$1,247

In March 2024, the Company received a $3.0 million dividend from Deluxe.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. During the three months ended June 30, 2023, we recorded an impairment charge of $33 million related to our investment as a result of increased competition and the economic environment for this business.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes our transactions with BCS:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue from BCS	$603	$827	$1,349	$1,649

	As of
	June 30, 2024	December 31, 2023
Trade accounts receivable from BCS	$2,518	$3,333

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

The table below summarizes our transactions with Hughes Systique:

	As of
	June 30, 2024	December 31, 2023
Amounts payable to Hughes Systique	$1,505	$1,704

	For the three months ended	For the six months ended
	June 30,	June 30,
	2024	2024
Purchases from Hughes Systique	$4,380	$8,976

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

EXECUTIVE SUMMARY

Overview

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, aeronautical service providers and government entities, including civilian and defense.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is expected to be an integral part of our satellite service business. We will leverage EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise and government markets.

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

All amounts presented in this Management’s Narrative Analysis are expressed in thousands of U.S. dollars, unless otherwise noted.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

We currently operate in two operating segments: our Hughes segment and our ESS segment. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker. As of March 31, 2024, and June 30, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

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

As of June 30, 2024, our Hughes segment had $1.529 billion of contracted revenue backlog, a decrease of $0.4 billion or 20.3% as compared to  December 31, 2023. The decrease resulted from the evaluation of the credit worthiness of the portfolio. We define contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, or our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite (see Note 6. Property and Equipment for further information), we are not aware of any other anomalies with respect to our owned or leased satellites as of June 30, 2024. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Other Developments

Operational Liquidity

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our business operations. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher ARPU. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. If we experience negative cash flows, our existing cash and marketable investment securities balances may be further reduced. We currently anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months. During the six months ended June 30, 2024, we liquidated our marketable investment securities portfolio to make cash distributions to our parent.

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We may make additional funds available to EchoStar in the form of prepayments for services rendered or  loans to finance, in whole or in part, EchoStar’s future operations and debt service obligations. Any such distributions or advances, as well as other factors including, among others, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, will reduce the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, debt obligations and other general corporate requirements, and may require us to refinance our existing debt agreements or raise additional capital in the future, which may not be available on favorable terms, or at all.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Total current assets	$497,787	$1,954,927
Total non-current assets	2,697,497	2,781,659
Total current liabilities	345,515	670,383
Total non-current liabilities	2,616,145	2,725,566
Due from related parties	17,390	12,266
Due from non-guarantors	104,033	123,822
Due to related parties	750,470	1,091,478
Due to non-guarantors	35,504	44,165

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The summarized results of operations information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

For the six months
(in thousands)	ended June 30, 2024
Total revenue	$657,326
Operating income (loss)	(67,135)
Net income (loss)	(71,298)
Revenue from non-guarantors	10,576

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table presents our consolidated results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	For the three months ended
	June 30,		Variance
Statements of Operations Data (1)	2024	2023	Amount	%
Revenue:
Service revenue	$303,905	$369,434	$(65,529)	(17.7)
Equipment and other revenue	85,714	81,604	4,110	5.0
Total revenue	389,619	451,038	(61,419)	(13.6)

Costs and expenses:
Cost of services	172,114	130,856	41,258	31.5
% of total service revenue	56.6%	35.4%
Cost of sales - equipment and other	78,283	56,165	22,118	39.4
% of total equipment and other revenue	91.3%	68.8%
Selling, general and administrative expenses	93,056	109,293	(16,237)	(14.9)
% of total revenue	23.9%	24.2%
Depreciation and amortization	93,093	99,223	(6,130)	(6.2)
Total costs and expenses	436,546	395,537	41,009	10.4

Operating income (loss)	(46,927)	55,501	(102,428)	*

Other income (expense):
Interest income, net	3,555	20,156	(16,601)	(82.4)
Interest expense, net of amounts capitalized	(22,095)	(22,206)	111	0.5
Other-than-temporary impairment losses on equity method investments	—	(33,400)	33,400	*
Other, net	(3,682)	1,722	(5,404)	*
Total other income (expense), net	(22,222)	(33,728)	11,506	34.1

Income (loss) before income taxes	(69,149)	21,773	(90,922)	*
Income tax benefit (provision), net	11,274	(18,513)	29,787	*
Effective tax rate	16.3%	85.0%
Net income (loss)	(57,875)	3,260	(61,135)	*
Less: Net income (loss) attributable to non-controlling interests	(1,893)	(2,072)	179	8.6
Net income (loss) attributable to HSSC	$(55,982)	$5,332	$(61,314)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.955	1.122	(0.167)	(14.9)
United States broadband subscribers, as of period end (in millions)	0.714	0.846	(0.132)	(15.6)
Latin America broadband subscribers, as of period end (in millions)	0.241	0.276	(0.035)	(12.7)
Broadband subscribers additions (losses), net (in millions)	(0.023)	(0.055)	0.032	58.2
United States broadband subscriber additions (losses), net (in millions)	(0.018)	(0.044)	0.026	59.1
Latin America broadband subscriber additions (losses), net (in millions)	(0.005)	(0.011)	0.006	54.5
EBITDA (2)	$44,377	$125,118	$(80,741)	(64.5)

*	Percentage is not meaningful.
(1)	An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)	A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following discussion relates to our results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

Broadband Subscribers. We lost approximately 23,000 net Broadband subscribers for the three months ended June 30, 2024 compared to the loss of approximately 55,000 net Broadband subscribers during the same period in 2023. The net Broadband subscriber loss improvement was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. Service revenue totaled $304 million for the three months ended June 30, 2024, a decrease of $66 million, or 17.7%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American consumer and enterprise customers, and to our international consumer customers. The three months ended June 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Equipment and other revenue. Equipment and other revenue totaled $86 million for the three months ended June 30, 2024, an increase of $4 million, or 5.0%, as compared to 2023. The change was primarily attributable to an increase in hardware sales to our international enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. Cost of services totaled $172 million for the three months ended June 30, 2024, an increase of $41 million, or 31.5%, as compared to 2023. The increase was primarily attributable to an increase in transponder lease costs from the EchoStar XXIV operating lease and higher costs incurred in providing services in North America, partially offset by the corresponding decreases in services revenue.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $78 million for the three months ended June 30, 2024, an increase of $22 million, or 39.4%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue and higher costs incurred in providing equipment in North America.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $93 million for the three months ended June 30, 2024, a decrease of $16 million, or 14.9%, as compared to 2023. The decrease was primarily attributable to decreases in sales and marketing expenses.

Interest income, net. Interest income, net totaled $4 million for the three months ended June 30, 2024, a decrease of $17 million, or 82.4% as compared to 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the three months ended June 30, 2024.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33 million for the three months ended June 30, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and the economic environment of this business.

Income tax benefit (provision), net. Our income tax benefit (provision), net was $11 million benefit for the three months ended June 30, 2024, as compared to $19 million provision for the three months ended June 30, 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and changes in our effective tax rate. Our effective tax rate during the three months ended June 30, 2024 was impacted by federal and foreign valuation allowances and an increase in our uncertain tax positions. Our effective tax rate during the three months ended June 30, 2023 was impacted by federal and foreign valuation allowances and an increase in our valuation allowance related to investment impairment losses.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the three months ended June 30, 2024 compared to the same period in 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements:

	For the three months ended June 30,		Variance
	2024	2023	Amount	%
Net income (loss)	$(57,875)	$3,260	$(61,135)	*
Interest income, net	(3,555)	(20,156)	16,601	82.4
Interest expense, net of amounts capitalized	22,095	22,206	(111)	(0.5)
Income tax provision (benefit), net	(11,274)	18,513	(29,787)	*
Depreciation and amortization	93,093	99,223	(6,130)	(6.2)
Net loss (income) attributable to non-controlling interests	1,893	2,072	(179)	(8.6)
EBITDA	$44,377	$125,118	$(80,741)	(64.5)
*	Percentage is not meaningful.

The changes in consolidated EBITDA during the three months ended June 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023:

		Corporate and	Consolidated
	Hughes	Other	Total
For the three months ended June 30, 2024
Total revenue	$388,321	$1,298	$389,619
Capital expenditures	55,123	—	55,123
EBITDA	61,103	(16,726)	44,377

For the three months ended June 30, 2023
Total revenue	$444,335	$6,703	$451,038
Capital expenditures	43,950	—	43,950
EBITDA	140,997	(15,879)	125,118

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the three months ended June 30,		Variance
	2024	2023	Amount	%
Total revenue	$388,321	$444,335	$(56,014)	(12.6)
Capital expenditures	55,123	43,950	11,173	25.4
EBITDA	61,103	140,997	(79,894)	(56.7)

Total revenue was $388 million for the three months ended June 30, 2024, a decrease of $56 million, or 12.6%, as compared to 2023. Service revenue decreased primarily due to lower sales of broadband services to our North American consumer and enterprise customers, and to our international consumer customers. The three months ended June 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Capital expenditures were $55 million for the three months ended June 30, 2024, an increase of $11 million, or 25.4%, as compared to 2023, primarily due to increases in expenditures related to machinery, equipment, and leasehold improvements for our new manufacturing facility, partially offset by decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The changes in EBITDA during the three months ended June 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Corporate and Other

	For the three months ended June 30,		Variance
	2024	2023	Amount	%
Total revenue	$1,298	$6,703	$(5,405)	(80.6)
EBITDA	(16,726)	(15,879)	(847)	(5.3)

Total revenue was $1 million for the three months ended June 30, 2024, a decrease of $5 million, or 80.6% as compared to 2023, primarily due to a decrease in satellite leasing revenue.

The changes in EBITDA during the three months ended June 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table presents our consolidated results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	For the six months ended
	June 30,		Variance
Statements of Operations Data (1)	2024	2023	Amount	%
Revenue:
Service revenue	$623,409	$745,188	$(121,779)	(16.3)
Equipment and other revenue	146,214	143,674	2,540	1.8
Total revenue	769,623	888,862	(119,239)	(13.4)

Costs and expenses:
Cost of services	342,564	264,895	77,669	29.3
% of total service revenue	55.0%	35.5%
Cost of sales - equipment and other	134,663	107,836	26,827	24.9
% of total equipment and other revenue	92.1%	75.1%
Selling, general and administrative expenses	196,708	221,648	(24,940)	(11.3)
% of total revenue	25.6%	24.9%
Depreciation and amortization	186,875	195,574	(8,699)	(4.4)
Total costs and expenses	860,810	789,953	70,857	9.0

Operating income (loss)	(91,187)	98,909	(190,096)	*

Other income (expense):
Interest income, net	20,570	38,104	(17,534)	(46.0)
Interest expense, net of amounts capitalized	(49,444)	(44,733)	(4,711)	(10.5)
Other-than-temporary impairment losses on equity method investments	—	(33,400)	33,400	*
Other, net	(5,106)	4,227	(9,333)	*
Total other income (expense), net	(33,980)	(35,802)	1,822	5.1

Income (loss) before income taxes	(125,167)	63,107	(188,274)	*
Income tax benefit (provision), net	17,026	(33,219)	50,245	*
Effective tax rate	13.6%	52.6%
Net income (loss)	(108,141)	29,888	(138,029)	*
Less: Net income (loss) attributable to non-controlling interests	(6,540)	(3,293)	(3,247)	(98.6)
Net income (loss) attributable to HSSC	$(101,601)	$33,181	$(134,782)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.955	1.122	(0.167)	(14.9)
United States broadband subscribers, as of period end (in millions)	0.714	0.846	(0.132)	(15.6)
Latin America broadband subscribers, as of period end (in millions)	0.241	0.276	(0.035)	(12.7)
Broadband subscribers additions (losses), net (in millions)	(0.049)	(0.106)	0.057	53.8
United States broadband subscriber additions (losses), net (in millions)	(0.038)	(0.085)	0.047	55.3
Latin America broadband subscriber additions (losses), net (in millions)	(0.011)	(0.021)	0.010	47.6
EBITDA (2)	$97,122	$268,603	$(171,481)	(63.8)
*	Percentage is not meaningful.
(1)	An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)	A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following discussion relates to our results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

Broadband Subscribers. We lost approximately 49,000 net Broadband subscribers for the six months ended June 30, 2024 compared to the loss of approximately 106,000 net Broadband subscribers during the same period in 2023. The net Broadband subscriber loss improvement was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. Service revenue totaled $623 million for the six months ended June 30, 2024, a decrease of $122 million, or 16.3%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American consumer and enterprise customers, and to our international consumer customers. The six months ended June 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Equipment and other revenue. Equipment and other revenue totaled $146 million for the six months ended June 30, 2024, an increase of $3 million, or 1.8%, as compared to 2023. The change was primarily attributable to an increase in hardware sales to our international enterprise customers and to our North American enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. Cost of services totaled $343 million for the six months ended June 30, 2024, an increase of $78 million, or 29.3%, as compared to 2023. The increase was primarily attributable to an increase in transponder lease costs from the EchoStar XXIV operating lease and higher costs incurred in providing services in North America, partially offset by the corresponding decreases in services revenue.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $135 million for the six months ended June 30, 2024, an increase of $27 million, or 24.9%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue and higher costs incurred in providing equipment in North America.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $197 million for the six months ended June 30, 2024, a decrease of $25 million, or 11.3%, as compared to 2023. The decrease was primarily attributable to decreases in sales and marketing and research and development expenses, partially offset by an increase in general and administrative expenses.

Interest income, net. Interest income, net totaled $21 million for the six months ended June 30, 2024, a decrease of $18 million, or 46.0% as compared to 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the six months ended June 30, 2024.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33 million for the six months ended June 30, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and the economic environment of this business.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax benefit (provision), net. Our income tax benefit (provision), net was $17 million benefit for the six months ended June 30, 2024, as compared to $33 million provision for the six months ended June 30, 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and changes in our effective tax rate. Our effective tax rate during the six months ended June 30, 2024 was impacted by federal and foreign valuation allowances and an increase in our uncertain tax positions. Our effective tax rate during the six months ended June 30, 2023 was impacted by federal and foreign valuation allowances and an increase in our valuation allowance related to investment impairment losses.

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the six months ended June 30, 2024 compared to the same period in 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements:

	For the six months ended June 30,		Variance
	2024	2023	Amount	%
Net income (loss)	$(108,141)	$29,888	$(138,029)	*
Interest income, net	(20,570)	(38,104)	17,534	46.0
Interest expense, net of amounts capitalized	49,444	44,733	4,711	10.5
Income tax provision (benefit), net	(17,026)	33,219	(50,245)	*
Depreciation and amortization	186,875	195,574	(8,699)	(4.4)
Net loss (income) attributable to non-controlling interests	6,540	3,293	3,247	98.6
EBITDA	$97,122	$268,603	$(171,481)	(63.8)
*	Percentage is not meaningful.

The changes in consolidated EBITDA during the six months ended June 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

		Corporate and	Consolidated
	Hughes	Other	Total
For the six months ended June 30, 2024
Total revenue	$767,029	$2,594	$769,623
Capital expenditures	123,454	195	123,649
EBITDA	131,077	(33,955)	97,122

For the six months ended June 30, 2023
Total revenue	$875,530	$13,332	$888,862
Capital expenditures	90,975	—	90,975
EBITDA	298,231	(29,628)	268,603

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the six months ended June 30,		Variance
	2024	2023	Amount	%
Total revenue	$767,029	$875,530	$(108,501)	(12.4)
Capital expenditures	123,454	90,975	32,479	35.7
EBITDA	131,077	298,231	(167,154)	(56.0)

Total revenue was $767 million for the six months ended June 30, 2024, a decrease of $109 million, or 12.4%, as compared to 2023. Service revenue decreased primarily due to lower sales of broadband services to our North American consumer and enterprise customers, and to our international consumer customers. The six months ended June 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Capital expenditures were $123 million for the six months ended June 30, 2024, an increase of $32 million, or 35.7%, as compared to 2023, primarily due to increases in expenditures related to machinery, equipment, and leasehold improvements for our new manufacturing facility, partially offset by decreases in expenditures related to the construction of our satellite-related ground infrastructure.

The changes in EBITDA during the six months ended June 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Corporate and Other

	For the six months ended June 30,		Variance
	2024	2023	Amount	%
Total revenue	$2,594	$13,332	$(10,738)	(80.5)
Capital expenditures	195	—		*
EBITDA	(33,955)	(29,628)	(4,327)	(14.6)

Total revenue was $3 million for the six months ended June 30, 2024, a decrease of $11 million, or 80.5% as compared to 2023, primarily due to a decrease in satellite leasing revenue.

The changes in EBITDA during the six months ended June 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 11. Commitments and Contingencies - Litigation in this Form 10-Q.

ITEM 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None.

ITEM 6.EXHIBITS

Exhibit No.	Description
22 (H)	List of Subsidiary Guarantors
31.1 (H)	Section 302 Certification of Chief Executive Officer
31.2 (H)	Section 302 Certification of Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer
32.2 (H)	Section 906 Certification of Principal Financial Officer
101 (H)

The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended June 30, 2024 filed on August 14, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) related notes to these financial statements.

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

HUGHES SATELLITE SYSTEMS CORPORATION

Date: August 14, 2024	By:	/s/ Hamid Akhavan
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH
(Principal Financial Officer and Principal Accounting Officer)