Form 10-Q
period 2024-09-30
Hughes Satellite Systems Corp
filed 2024-11-14
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2024.

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

As of November 1, 2024, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

PART I: FINANCIAL INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “HSSC,” the “Company,” “we,” “our” and “us” refer to Hughes Satellite Systems Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation, our parent company, “DISH Network” refers to DISH Network Corporation, a wholly owned, indirect subsidiary of EchoStar, and its subsidiaries.

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

i

ITEM 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$168,336	$1,276,623
Marketable investment securities	—	417,743
Trade accounts receivable and contract assets, net of allowance for credit losses of $15,363 and $20,399, respectively	239,953	233,915
Prepaids and other assets	48,722	24,769
Inventory	172,235	167,236
Other current assets, net	34,412	18,562
Total current assets	663,658	2,138,848

Non-current assets:
Property and equipment, net	1,147,419	1,250,074
Operating lease right-of-use assets	966,581	1,031,303
Regulatory authorizations, net	405,323	407,819
Other intangible assets, net	11,684	13,401
Other investments, net	25,789	54,137
Other non-current assets, net	265,764	303,962
Total non-current assets	2,822,560	3,060,696
Total assets	$3,486,218	$5,199,544

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Trade accounts payable	$99,046	$101,163
Contract liabilities	74,551	116,187
Accrued interest	16,200	39,075
Accrued compensation	32,466	38,333
Accrued expenses	61,342	45,863
Operating lease liabilities, current	42,159	155,932
Other current liabilities	49,295	240,128
Current portion of long-term debt and other notes payable	7,070	5,225
Total current liabilities	382,129	741,906

Non-current liabilities:
Long-term debt and other notes payable, net of current portion	1,534,692	1,538,978
Deferred tax liabilities, net	184,722	252,820
Operating lease liabilities, non - current	839,783	897,084
Other non-current liabilities	80,200	89,667
Total non-current liabilities	2,639,397	2,778,549
Total liabilities	3,021,526	3,520,455

Commitments and Contingencies (Note 10)

Stockholder's equity (deficit):
Preferred stock, $0.001 par value,1,000,000 shares authorized, none issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,487,163	1,484,064
Accumulated other comprehensive income (loss)	(168,696)	(152,491)
Accumulated earnings (losses)	(908,973)	279,885
Total HSSC stockholder's equity (deficit)	409,494	1,611,458
Non-controlling interests	55,198	67,631
Total stockholder's equity (deficit)	464,692	1,679,089
Total liabilities and stockholder's equity (deficit)	$3,486,218	$5,199,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$295,935	$357,501	$919,344	$1,102,689
Equipment sales and other revenue	86,461	53,704	232,675	197,378
Total revenue	382,396	411,205	1,152,019	1,300,067

Costs and expenses (exclusive of depreciation and amortization):
Cost of services	171,880	131,790	514,444	396,685
Cost of sales - equipment and other	74,242	43,125	208,905	150,961
Selling, general and administrative expenses	98,285	104,078	294,993	325,726
Depreciation and amortization	90,719	96,630	277,594	292,204
Total costs and expenses	435,126	375,623	1,295,936	1,165,576

Operating income (loss)	(52,730)	35,582	(143,917)	134,491

Other income (expense):
Interest income, net	2,322	22,807	22,892	60,911
Interest expense, net of amounts capitalized	(24,695)	(22,037)	(74,139)	(66,770)
Other-than-temporary impairment losses on equity method investments	—	—	—	(33,400)
Other, net (Note 4)	(979)	(3,490)	(6,085)	737
Total other income (expense), net	(23,352)	(2,720)	(57,332)	(38,522)

Income (loss) before income taxes	(76,082)	32,862	(201,249)	95,969
Income tax benefit (provision), net	15,822	(10,546)	32,848	(43,765)
Net income (loss)	(60,260)	22,316	(168,401)	52,204
Less: Net income (loss) attributable to non-controlling interests	(2,003)	(2,712)	(8,543)	(6,005)
Net income (loss) attributable to HSSC	$(58,257)	$25,028	$(159,858)	$58,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(60,260)	$22,316	$(168,401)	$52,204
Other comprehensive income (loss)
Foreign currency translation adjustments	5,679	(12,163)	(20,032)	10,387
Unrealized gains (losses) on available-for-sale securities	—	(83)	(267)	(304)
Amounts reclassified to net income (loss):
Realized losses (gains) on available-for-sale debt securities	—	21	204	250
Total other comprehensive income (loss), net of tax	5,679	(12,225)	(20,095)	10,333
Comprehensive income (loss)	(54,581)	10,091	(188,496)	62,537
Less: Comprehensive loss (income) attributable to non-controlling interests, net of tax	1,553	4,615	12,433	4,046
Comprehensive income (loss) attributable to HSSC	$(53,028)	$14,706	$(176,063)	$66,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other	Accumulated
	Paid-in	Comprehensive	Earnings	Non-controlling
	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Stock-based compensation	1,096	—	—	—	1,096
Other comprehensive income (loss)	—	7,240	—	1,968	9,208
Net income (loss)	—	—	27,849	(1,221)	26,628
Balance, March 31, 2023	$1,480,953	$(162,944)	$769,603	$97,183	$2,184,795
Stock-based compensation	1,043	—	—	—	1,043
Other comprehensive income (loss)	—	11,456	—	1,894	13,350
Net income (loss)	—	—	5,332	(2,072)	3,260
Balance, June 30, 2023	$1,481,996	$(151,488)	$774,935	$97,005	$2,202,448
Stock-based compensation	1,036	—	—	—	1,036
Other comprehensive income (loss)	—	(10,322)	—	(1,903)	(12,225)
Net income (loss)	—	—	25,028	(2,712)	22,316
Balance, September 30, 2023	$1,483,032	$(161,810)	$799,963	$92,390	$2,213,575

Balance, December 31, 2023	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Stock-based compensation	993	—	—	—	993
Dividends to EchoStar Corporation	—	—	(1,029,000)	—	(1,029,000)
Other comprehensive income (loss)	—	(7,178)	—	(1,118)	(8,296)
Net income (loss)	—	—	(45,619)	(4,647)	(50,266)
Balance, March 31, 2024	$1,485,057	$(159,669)	$(794,734)	$61,866	$592,520
Stock-based compensation	1,544	—	—	—	1,544
Other comprehensive income (loss)	—	(14,256)	—	(3,222)	(17,478)
Net income (loss)	—	—	(55,982)	(1,893)	(57,875)
Balance, June 30, 2024	$1,486,601	$(173,925)	$(850,716)	$56,751	$518,711
Stock-based compensation	562	—	—	—	562
Other comprehensive income (loss)	—	5,229	—	450	5,679
Net income (loss)	—	—	(58,257)	(2,003)	(60,260)
Balance, September 30, 2024	$1,487,163	$(168,696)	$(908,973)	$55,198	$464,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(168,401)	$52,204
Adjustments to reconcile net income (loss) to cash flows provided by (used for) operating activities:
Depreciation and amortization	277,594	292,204
Losses (gains) on investments, net	(200)	(252)
Equity in losses (earnings) of unconsolidated affiliates, net	3,848	3,075
Foreign currency transaction losses (gains), net	2,323	(4,792)
Deferred tax provision (benefit), net	(64,538)	11,036
Stock-based compensation	3,099	3,175
Amortization of debt issuance costs	657	619
(Accretion of discounts) and amortization of premiums on debt investments	(939)	(20,010)
Other-than-temporary impairment losses on equity method investments	—	33,400
Other, net	—	2,430
Changes in assets and liabilities, net:
Trade accounts receivable and contract assets	(3,807)	1,457
Changes in allowance for credit losses	(5,036)	1,364
Other current assets, net	(45,704)	(30,638)
Trade accounts payable	9,540	(21,338)
Contract liabilities	(41,636)	549
Accrued expenses and other current liabilities	(312,192)	4,516
Non-current assets and non-current liabilities, net	19,236	(18,964)
Net cash provided by (used for) operating activities	(326,156)	310,035

Cash flows from investing activities:
Purchases of marketable investment securities	—	(964,388)
Sales and maturities of marketable investment securities	414,323	1,092,773
Expenditures for property and equipment	(168,097)	(142,319)
Expenditures for externally marketed software	(19,297)	(22,373)
Return of equity investment	20,000	—
Dividend received from unconsolidated affiliate	4,500	—
Net cash provided by (used for) investing activities	251,429	(36,307)

Cash flows from financing activities:
Payment of in - orbit incentive obligations	(1,480)	(3,144)
Dividends to EchoStar Corporation	(1,029,000)	—
Other, net	895	—
Net cash provided by (used for) financing activities	(1,029,585)	(3,144)

Effect of exchange rates on cash and cash equivalents	(3,476)	1,524
Net increase (decrease) in cash and cash equivalents	(1,107,788)	272,108
Cash and cash equivalents, including restricted amounts, beginning of period (Note 4)	1,277,741	654,473
Cash and cash equivalents, including restricted amounts, end of period (Note 4)	$169,953	$926,581

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

We currently operate in two operating segments with one reportable segment and Corporate and Other:

●	Hughes segment — which provides broadband services to consumer customers, which include home and small to medium-sized businesses. We also provide satellite and multi-transport technologies and managed network services to telecommunications providers, aeronautical service providers, civilian and defense government entities, and other enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and other enterprise customers. We also offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. We currently lease the capacity of EchoStar XXIV from an affiliate of ours, EchoStar XXIV L.L.C., effective December 2023. The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is expected to be an integral part of our satellite service business.
●	EchoStar Satellite Services segment (“ESS segment”) — which provides satellite services on a full-time and/or occasional-use basis to U.S. government service providers, internet service providers, broadcast news organizations, content providers and private enterprise customers. During the nine months ended September 30, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods as presented in Note 11. Segment Reporting.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Our operations include various corporate functions (primarily Executive, Treasury, Strategic Development, Human Resources, Information Technology, Finance, Accounting, Real Estate and Legal) and other activities. Operating expenses include costs incurred in certain satellite development programs and other business development activities, and other income or expenses includes gains or losses from certain of our investments, that have not been assigned to our business segments. These activities, costs and income, as well as eliminations of intersegment transactions, are accounted for in Corporate and Other as presented in Note 11. Segment Reporting.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, and incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives and subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our Condensed Consolidated Financial Statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Concentration of Credit Risk

One customer represented approximately 19% of the receivable component of “Trade accounts receivable and contract assets, net” as of December 31, 2023. As part of our quarterly assessment for credit losses, for the quarters ended March 31, 2024 and June 30, 2024, we determined that the collection of the balance owed from a significant customer was uncertain, resulting in a reduction in the “Trade accounts receivable and contract assets, net” balance on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2024 we wrote off the balance owed from this customer to bad debt expense which is a component of “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations. Advertising expenses totaled $11.1 million and $13.1 million for the three months ended September 30, 2024 and 2023, respectively. Advertising expenses totaled $34.6 million and $42.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table presents the research and development costs incurred:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cost of sales - equipment and other	$8,436	$9,241	$35,011	$26,765
Research and development expenses	$4,358	$6,464	$14,356	$21,560

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

As of September 30, 2024 and December 31, 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and contract assets, and current liabilities (excluding the “Current portion of long-term debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Government Funding

The Company is currently participating in two government programs: New York-Connect America Fund, New York Broadband, and prior to the program’s termination in June 2024, the company participated in the Affordable Connectivity Plan (“ACP”), with funding for the ACP ending in May 2024. The purpose of these programs is to provide internet and connectivity services to qualifying households in the United States. The Company is entitled to reimbursement from the government for services provided. We record gross monies received from government entities in “Service revenue,” and associated expenses such as salaries and supplies are recorded in “Cost of services,” or “Selling, general and administrative expenses,” on our Condensed Consolidated Statement of Operations, depending on the nature of expenditure. We accrue for reimbursement requests submitted to government entities in “Trade accounts receivable and contract assets, net” on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, the Company recognized minimal and $6.6 million respectively, in “Service revenue” on our Condensed Consolidated Statement of Operations, respectively. As of September 30, 2024, we have trade accounts receivable of $1.2 million related to our government programs on our Condensed Consolidated Balance Sheets.

New Accounting Pronouncements

Joint Ventures. On August 23, 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”), which requires an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary to apply a new basis of accounting upon the formation of the joint venture. This standard will be effective for all joint venture formations with a formation date on or after January 1, 2025. A joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We plan to adopt the standard if applicable and we expect the adoption of the standard will have an immaterial impact on our disclosures.

Segment Reporting. On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures (“ASU 2023-07”), which will enhance financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2024 annual financial statements, and we expect the adoption of the standard will impact certain of our segment reporting disclosures.

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Condensed Consolidated Financial Statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3.    SUPPLEMENTAL DATA - STATEMENTS OF CASH FLOWS

The following table presents certain supplemental cash flow and other non-cash data. See Note 8. Leases for supplemental cash flow and non-cash data related to leases.

	For the nine months ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, (including capitalized interest)	$96,858	$100,371
Cash received for interest	30,647	53,687
Cash paid for income taxes, net of (refunds)(1)	198,694	3,233
Capitalized interest	—	8,114
Accrued capital expenditures	4,356	8,209
(1)	Our cash paid for income taxes, net of refunds, includes approximately $195.6 million of income taxes paid to our parent Company, EchoStar. Substantially all of this balance relates to amounts accrued for in “Other current liabilities” as of December 31, 2023.

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in the Schedule TO Tender Offer Statement filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange 4 million stock options of employees of the Company. As a result of the Exchange Offer, the exercise price of approximately 3 million new stock options, affecting approximately 400 eligible employees of the Company, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer was $3 million, which will be recognized over the remaining vesting period of the applicable options.

NOTE 4.    MARKETABLE INVESTMENT SECURITIES, RESTRICTED CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

The following table presents our “Marketable investment securities”:

	As of
	September 30, 2024	December 31, 2023
Marketable investment securities:
Available-for-sale debt securities:
Corporate bonds	$—	$91,548
Commercial paper	—	282,898
Other debt securities	—	43,297
Total marketable investment securities	$—	$417,743

During the nine months ended September 30, 2024, we liquidated our marketable investment securities portfolio to make cash distributions to our parent.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Debt Securities

Available-for-Sale

The following table presents the components of our available-for-sale debt securities:

	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2024
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
Other debt securities	—	—	—	—
Total available-for-sale debt securities	$—	$—	$—	$—
As of December 31, 2023
Corporate bonds	$91,474	$79	$(5)	$91,548
Commercial paper	282,898	—	—	282,898
Other debt securities	43,307	—	(10)	43,297
Total available-for-sale debt securities	$417,679	$79	$(15)	$417,743

The following table presents the activity on our available-for-sale debt securities:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$71,586	$294,292	$203,307

Restricted Cash and Cash Equivalents

We have restricted cash and cash equivalents of $1.6 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. Our restricted cash and cash equivalents are included in “Other non-current assets, net” on our Condensed Consolidated Balance Sheets.

Other Investments, net

The following table presents our “Other investments, net”:

	As of
	September 30, 2024	December 31, 2023
Other investments, net:
Equity method investments (1)	$14,511	$42,859
Cost method investments	11,278	11,278
Total other investments, net	$25,789	$54,137
(1)	The decrease in equity method investments primarily results from our Broadband Connectivity Solutions (Restricted) Limited investment, discussed below.

Equity Method Investments

Deluxe/EchoStar LLC. We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Broadband Connectivity Solutions (Restricted) Limited. We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. For the quarter ended September 30, 2024, BCS returned $20 million of this investment to us.

Cost Method Investments

Hughes Systique Corporation (“Hughes Systique”). We own 42% of Hughes Systique via preferred shares and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Condensed Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Condensed Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Condensed Consolidated Balance Sheets. See our Annual Report on Form 10-K for the year ended December 31, 2023, Note 5. Business Combinations and Deconsolidations for further information.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Total
As of September 30, 2024
Cash equivalents (including restricted)	$32,998	$1,832	$34,830
Available-for-sale debt securities:
Corporate bonds	$—	$—	$—
Commercial paper	—	—	—
Other debt securities	—	—	—
Total marketable investment securities	$—	$—	$—

As of December 31, 2023
Cash equivalents (including restricted)	$177,009	$999,347	$1,176,356
Available-for-sale debt securities:
Corporate bonds	$—	$91,548	$91,548
Commercial paper	—	282,898	282,898
Other debt securities	38,799	4,498	43,297
Total marketable investment securities	$38,799	$378,944	$417,743

As of September 30, 2024 and December 31, 2023, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Other, net:
Marketable and non-marketable investment securities - realized and unrealized gains (loss)	$—	$22	$200	$252
Equity in earnings (losses) of unconsolidated affiliates	(1,325)	(1,978)	(3,848)	(3,075)
Foreign currency transaction gains (losses)	473	(1,521)	(2,323)	4,792
Other	(127)	(13)	(114)	(1,232)
Total	$(979)	$(3,490)	$(6,085)	$737

NOTE 5.    INVENTORY

Inventory consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Raw materials	$40,525	$32,492
Work-in-process	32,528	32,832
Finished goods	99,182	101,912
Total inventory	$172,235	$167,236

NOTE 6.    PROPERTY AND EQUIPMENT

Property and Equipment

Property and equipment consisted of the following:

		As of
	Depreciable	September 30,	December 31,
	Life (In Years)	2024	2023
Equipment leased to customers	2 to 4	$880,709	$883,565
Satellites (1)	5 to 15	1,215,037	1,506,541
Satellites acquired under finance lease agreements	15	356,432	368,384
Land	—	13,559	13,547
Buildings and improvements	1 to 40	129,364	115,354
Furniture, fixtures, equipment and other	1 to 12	991,615	977,154
Construction in progress	—	7,568	28,217
Total property and equipment		3,594,284	3,892,762
Accumulated depreciation		(2,446,865)	(2,642,688)
Property and equipment, net		$1,147,419	$1,250,074
(1)	The Spaceway 3 satellite was deorbited in January 2024.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Equipment leased to customers	$15,375	$41,236	$87,075	$127,879
Satellites	26,357	26,973	79,902	78,818
Buildings, furniture, fixtures, equipment and other	33,690	12,770	63,767	39,405
Software and computer equipment	6,471	7,238	19,674	21,383
Intangible assets and other amortization expense	8,826	8,413	27,176	24,719
Total depreciation and amortization expense	$90,719	$96,630	$277,594	$292,204

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, and amortization of development costs of externally marketed software.

Satellites

As of September 30, 2024, our satellite fleet consisted of eight satellites in geosynchronous (“GEO”) orbit, approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which is accounted for as an operating lease.

As of September 30, 2024, our satellite fleet in service consisted of the following:

		Degree Orbital	Lease
		Location	Termination
Satellites	Launch Date	(Longitude)	Date
Owned:
EchoStar XVII	July 2012	107 W	N/A
EchoStar XIX	December 2016	97.1 W	N/A
Al Yah 3 ("AY3")(1)	January 2018	20 W	N/A
EchoStar IX	August 2003	121 W	N/A

Finance leases:
Eutelsat 65 West A	March 2016	65 W	July 2031
Telesat T19V	July 2018	63 W	August 2033
EchoStar 105/SES‑11	October 2017	105 W	November 2029

Operating leases:
EchoStar XXIV	July 2023	95.2 W	December 2030
(1)	We own the Ka-band and Ku-band payloads on this satellite.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellite-Related Commitments

As of September 30, 2024 and December 31, 2023 our satellite-related commitments, excluding in-orbit incentives, were $177.7 million and $193.3 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Except as described above, we are not aware of any new anomalies with respect to our owned or leased satellites or payloads that have had any significant adverse effect on their remaining useful lives, the commercial operation of the satellites or payloads or our operating results or financial position as of and for the three months ended September 30, 2024.

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

Fair Value of In-Orbit Incentives

As of September 30, 2024 and December 31, 2023, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $42.3 million and $46.3 million, respectively.

NOTE 7.    REGULATORY AUTHORIZATIONS

The following table presents our “Regulatory authorizations, net”:

	Finite lived
		Accumulated		Indefinite
	Cost	Amortization	Total	lived	Total
Balance, December 31, 2022	$11,331	$(2,712)	$8,619	$400,000	$408,619
Amortization expense	—	(1,305)	(1,305)	—	(1,305)
Currency translation adjustments	1,072	(238)	834	—	834
Balance, September 30, 2023	$12,403	$(4,255)	$8,148	$400,000	$408,148

Balance, December 31, 2023	$12,754	$(4,935)	$7,819	$400,000	$407,819
Amortization expense	—	(1,555)	(1,555)	—	(1,555)
Currency translation adjustments	(1,644)	703	(941)	—	(941)
Balance, September 30, 2024	$11,110	$(5,787)	$5,323	$400,000	$405,323

Weighted-average useful life (in years)		12

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

The following table presents the amounts for right-of-use (“ROU”) assets and lease liabilities:

	As of
	September 30, 2024	December 31, 2023
Right-of-use assets:
Operating	$966,581	$1,031,303
Finance	194,645	218,807
Total right-of-use assets	$1,161,226	$1,250,110

Lease liabilities:
Current:
Operating (1)	$42,159	$155,932
Finance	—	—
Total current	42,159	155,932
Non-current:
Operating	839,783	897,084
Finance	—	—
Total non-current	839,783	897,084
Total lease liabilities	$881,942	$1,053,016
(1)	The decrease in current operating lease liabilities is due to prepayments related to the EchoStar XXIV satellite, resulting in the lease liability and associated asset being remeasured. Refer to Note 13. Related Party Transactions- EchoStar for further details on the EchoStar XXIV operating lease prepayments.

As of September 30, 2024, we have prepaid our obligations regarding all of our finance right-of-use assets. Finance lease assets are reported net of accumulated amortization of $161.8 million and $149.6 million as of September 30, 2024 and December 31, 2023, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the components of lease cost and weighted-average lease terms and discount rates for operating and finance leases:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$6,538	$6,940	$18,733	$20,039
Operating lease cost - EchoStar XXIV	47,675	—	143,025	—
Total operating lease cost	54,213	6,940	161,758	20,039
Finance lease cost:
Amortization of right-of-use assets	12,714	4,312	18,027	19,927
Interest on lease liabilities	—	—	—	—
Total finance lease cost	12,714	4,312	18,027	19,927
Short-term lease cost	—	—	—	—
Variable lease cost	—	—	—	—
Total lease cost	$66,927	$11,252	$179,785	$39,966

As of
	September 30, 2024	December 31, 2023
Lease term and discount rate:
Weighted-average remaining lease term:
Finance leases	— years	— years
Operating leases	6.9 years	7.5 years

Weighted-average discount rate:
Finance leases	—%	—%
Operating leases	12.0%	12.1%

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$267,244	$19,883
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

We obtained nominal ROU assets in exchange for lease liabilities upon commencement of operating leases during the nine months ended September 30, 2024. We did not obtain any ROU assets in exchange for lease liabilities upon commencement of operating leases during the nine months ended September 30, 2023.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of September 30, 2024 were as follows:

Operating Leases
Year ending December 31,
2024 (remaining three months)	$6,513
2025	173,165
2026	215,519
2027	214,095
2028	212,227
Thereafter	483,503
Total future minimum lease payments	1,305,022
Less: Interest	(423,080)
Total lease liabilities	$881,942

Lessor Accounting

The following table presents our lease revenue by type of lease:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Sales-type lease revenue:
Revenue at lease commencement	$2,508	$2,272	$4,052	$8,913
Interest income	476	501	1,555	1,502
Total sales-type lease revenue	2,984	2,773	5,607	10,415
Operating lease revenue	4,998	11,618	15,858	36,136
Total lease revenue	$7,982	$14,391	$21,465	$46,551

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $27.6 million and $30.4 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents future operating lease payments to be received as of September 30, 2024:

Amounts
December 31,
2024 (remaining three months)	$7,286
2025	8,768
2026	5,978
2027	3,822
2028	847
Thereafter	448
Total lease payments to be received	$27,149

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 9.     LONG-TERM DEBT AND OTHER NOTES PAYABLE

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes:
5 1/4% Senior Secured Notes due 2026	$750,000	$692,993	$750,000	$665,678
Senior Unsecured Notes:
6 5/8% Senior Unsecured Notes due 2026	750,000	645,390	750,000	591,525
Subtotal	1,500,000	$1,338,383	1,500,000	$1,257,203
Less: Unamortized debt issuance costs	(1,734)	—	(2,391)	—
Other notes payable	43,496	—	46,594	—
Total long-term debt and other notes payable (including current portion)	$1,541,762		$1,544,203

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of September 30, 2024, the gross amount of fees, penalties and interest owed was approximately $92 million with $55 million remaining outstanding as a result of historical payments.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed. The parties have reached a conditional agreement to settle the matter, and, on October 3, 2024, at the parties’ request, the Court stayed the case pending the determination of those conditions.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the components of the accrual:

	As of
	September 30, 2024	December 31, 2023
Additional license fees	$3,386	$3,405
Penalties	3,475	3,495
Interest and interest on penalties	85,420	82,627
Less: Payments	(37,729)	(27,807)
Total accrual	54,552	61,720
Less: Current portion	10,074	10,130
Total long-term accrual	$44,478	$51,590

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

NOTE 11.    SEGMENT REPORTING

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Earnings before interest, taxes, depreciation and amortization, and net income (loss) attributable to non-controlling interests (“EBITDA”) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. We operate in two operating segments: Hughes segment and ESS segment. During the nine months ended September 30, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods presented.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Total assets by segment have not been reported herein because the information is not provided to our chief operating decision maker on a regular basis.

The following table presents total revenue, capital expenditures and EBITDA for each of our business segments:

		Corporate	Consolidated
	Hughes	and Other	Total
For the three months ended September 30, 2024
External revenue	$381,100	$1,296	$382,396

Capital expenditures	$44,448	$—	$44,448
EBITDA	$56,386	$(17,373)	$39,013

For the three months ended September 30, 2023
External revenue	$404,209	$6,996	$411,205

Capital expenditures	$51,214	$130	$51,344
EBITDA	$142,204	$(10,770)	$131,434

For the nine months ended September 30, 2024
External revenue	$1,148,129	$3,890	$1,152,019

Capital expenditures	$167,902	$195	$168,097
EBITDA	$187,463	$(51,328)	$136,135

For the nine months ended September 30, 2023
External revenue	$1,279,739	$20,328	$1,300,067

Capital expenditures	$142,189	$130	$142,319
EBITDA	$440,435	$(40,398)	$400,037

The following table reconciles “Net income (loss)” in the Condensed Consolidated Statements of Operations to EBITDA:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(60,260)	$22,316	$(168,401)	$52,204
Interest income, net	(2,322)	(22,807)	(22,892)	(60,911)
Interest expense, net of amounts capitalized	24,695	22,037	74,139	66,770
Income tax provision (benefit), net	(15,822)	10,546	(32,848)	43,765
Depreciation and amortization	90,719	96,630	277,594	292,204
Net loss (income) attributable to non-controlling interests	2,003	2,712	8,543	6,005
EBITDA	$39,013	$131,434	$136,135	$400,037

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

The following table presents the components of our contract balances:

	As of
	September 30, 2024	December 31, 2023
Contract assets	$98,241	$66,095

Contract liabilities:
Current	$74,551	$116,187
Non-current	1,175	7,401
Total contract liabilities	$75,726	$123,588

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $96 million.

The following table presents the activity in our allowance for credit losses:

For the nine months ended September 30,
2024
Balance at beginning of period	$20,399
Current period provision for expected losses	21,107
Write-offs charged against allowances	(25,880)
Foreign currency translation	(263)
Balance at end of period	$15,363

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the nine months ended
	September 30,
	2024	2023
Balance at beginning of period	$49,343	$64,447
Additions	37,919	34,708
Amortization expense	(28,518)	(46,722)
Foreign currency translation	(865)	681
Balance at end of period	$57,879	$53,114

Performance Obligations

As of September 30, 2024, the remaining performance obligations for our customer contracts was approximately $1.4 billion, compared to $1.7 billion as of December 31, 2023, a decrease of $314 million. This decrease resulted from the evaluation of the credit worthiness of the portfolio, and modifying certain long term agreements. Performance obligations expected to be satisfied within one year and greater than one year are 31% and 69%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. Substantially all of our revenue is related to our Hughes segment. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
North America	$305,610	$330,594	$925,163	$1,055,173
South and Central America	35,524	39,843	106,840	119,528
Other	41,262	40,768	120,016	125,366
Total revenue	$382,396	$411,205	$1,152,019	$1,300,067

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services. Substantially all of our revenue is related to our Hughes segment:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Service revenue:
Services	$290,937	$345,883	$903,486	$1,066,553
Lease revenue	4,998	11,618	15,858	36,136
Total service revenue	295,935	357,501	919,344	1,102,689
Equipment and other revenue:
Equipment	46,907	24,696	130,496	72,348
Design, development and construction services	36,570	26,235	96,572	114,615
Lease revenue	2,984	2,773	5,607	10,415
Total equipment and other revenue	86,461	53,704	232,675	197,378
Total revenue	$382,396	$411,205	$1,152,019	$1,300,067

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

Service revenue — EchoStar

The following table presents our “Service revenue” from EchoStar:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Service revenue - EchoStar	$1,233	$1,129	$3,652	$3,389

Receivables. EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries.

The following table presents the corresponding related party receivables:

	As of
	September 30,	December 31,
	2024	2023
Related party receivables - EchoStar - non-current	$75,021	$61,283

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Operating Expenses — EchoStar

The following table presents our operating expenses from EchoStar:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses - EchoStar	$21,479	$17,167	$62,080	$58,314

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

Payables. We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us. The following table presents certain related party payables:

	As of
	September 30,	December 31,
	2024	2023
Related party payables - EchoStar - current, net	$22,446	$195,558
Related party payables - EchoStar - non-current	27,039	26,453
Total related party payables - EchoStar	$49,485	$222,011
Operating lease liabilities - EchoStar - current	25,678	138,694
Operating lease liabilities - EchoStar - non-current	701,835	755,379
Total operating lease liabilities - EchoStar	$727,513	$894,073

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in “Service revenue” of $1.3 million and $1.1 million for the three months ended September 30, 2024, and 2023, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2024, and 2023, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within Related party receivables - EchoStar - non-current in the table above.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Construction Management Services for EchoStar XXIV satellite. In August 2017, a subsidiary of EchoStar entered into a contract with Maxar Space, LLC (formerly Space Systems/Loral, LLC), for the design and construction of the EchoStar XXIV satellite, a new, next-generation, high throughput geostationary satellite. We provided construction management services to EchoStar’s subsidiary for the construction of the EchoStar XXIV satellite. We charged EchoStar’s subsidiary and reduced our operating expenses by the costs of such services of $0.4 million and $1.4 million for the three and nine months ended September 30, 2023. The EchoStar XXIV satellite was placed into service in December 2023. No costs were incurred related to these services during the three and nine months ended September 30, 2024.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

TerreStar Solutions. EchoStar owns a 33% interest, on a fully diluted basis, in TerreStar Solutions, Inc. (“TSI”), an entity that provides wireless mobile communication coverage in Canada using a satellite user terminal. In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue from TSI of $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.4 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had no trade accounts receivable from TSI.

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

Service Revenue — DISH Network

The following table presents our Services revenue - DISH Network:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Service revenue - DISH Network	$2,170	$3,015	$6,911	$9,620

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the related trade accounts receivable:

	As of
	September 30, 2024	December 31, 2023
Trade accounts receivable - DISH Network	$11,341	$5,038

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Operating Expenses — DISH Network

The following table presents our operating expenses related to DISH Network:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses - DISH Network	$1,801	$1,154	$4,985	$3,408

The following table presents the related trade accounts payable:

	As of
	September 30, 2024	December 31, 2023
Trade accounts payable - DISH Network	$7,027	$1,847

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

Hughes Broadband Master Services Agreement. In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’  notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $0.1 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

2019 TT&C Agreement. In September 2019, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us and  EchoStar and its other subsidiaries for a period ending in September 2021, with the option for a subsidiary of EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice. We have exercised our option to renew the 2019 TT&C Agreement on several occasions, and its current term expires in September 2025.

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

NOTE 14.    RELATED PARTY TRANSACTIONS - OTHER

Deluxe/EchoStar LLC

We own 50% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Refer to Note 4. Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments for more information.

The following table summarizes our transactions with Deluxe:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue from Deluxe	$1,331	$1,445	$4,080	$4,233

	As of
	September 30, 2024	December 31, 2023
Trade accounts receivable from Deluxe	$1,245	$1,247

In March 2024, the Company received a $3.0 million dividend from Deluxe. In September 2024 the Company received an additional $1.5 million dividend from Deluxe.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. During the three months ended June 30, 2023, we recorded an impairment charge of $33 million related to our investment as a result of increased competition and the economic environment for this business. For the quarter ended September 30, 2024, BCS returned $20 million of this investment to us. Refer to Note 4. Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments for more information.

The following table summarizes our transactions with BCS:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue from BCS	$979	$924	$2,328	$2,573

	As of
	September 30, 2024	December 31, 2023
Trade accounts receivable from BCS	$2,229	$3,333

Hughes Systique Corporation

We own 42% of Hughes Systique via preferred shares and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Condensed Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Condensed Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments, net” on our Condensed Consolidated Balance Sheets. See our Annual Report on Form 10-K for the year ended December 31, 2023, Note 5 for further information.

The table below summarizes our transactions with Hughes Systique:

	As of
	September 30, 2024	December 31, 2023
Amounts payable to Hughes Systique	$1,385	$1,704

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2024	2024
Purchases from Hughes Systique	$4,236	$13,211

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

We currently operate in two operating segments: our Hughes segment and our ESS segment. These segments are consistent with the way we make decisions regarding the allocation of resources, as well as how operating results are reviewed by our chief operating decision maker. For the nine months ended September 30, 2024, the ESS operating segment did not meet the quantitative thresholds as prescribed under ASC 280, Segment Reporting, for separate reportable segments, and is not expected to meet the quantitative thresholds or be of continuing significance in the future. As such, the ESS operating segment is no longer considered a reportable segment and we included the ESS operating segment results in Corporate and Other for all periods as presented in Note 11. Segment Reporting.

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Hughes Segment

Our Hughes segment is an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, aeronautical service providers, and government entities, including civilian and defense.

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

As of September 30, 2024, our Hughes segment had $1.521 billion of contracted revenue backlog, a decrease of $0.4 billion or 22.8% as compared to December 31, 2023. The decrease resulted from the evaluation of the credit worthiness of the portfolio and modifying certain long term agreements. We define contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, or our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite, we are not aware of any other anomalies with respect to our owned or leased satellites as of September 30, 2024. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Other Developments

Operational Liquidity

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our business operations. Consumer revenue in our Hughes segment depends on our success in adding new and retaining existing subscribers and driving higher ARPU. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. If we experience negative cash flows, our existing cash and marketable investment securities balances may be further reduced. We currently anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months. During the nine months ended September 30, 2024, we liquidated our marketable investment securities portfolio to make cash distributions to our parent.

Future Liquidity

We have made cash distributions to partially finance the consolidated operations and debt service payment obligations of our parent company, EchoStar, and its subsidiaries. On February 15, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding stock to our shareholder and parent, EchoStar, in the amount of $529 million. On March 12, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to EchoStar in the amount of $500 million. Payment of both dividends was made in the first quarter of 2024.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Total current assets	$483,015	$1,954,927
Total non-current assets	2,636,431	2,781,659
Total current liabilities	345,365	670,383
Total non-current liabilities	2,584,383	2,725,566
Due from related parties	18,836	12,266
Due from non-guarantors	81,293	123,822
Due to related parties	773,796	1,091,478
Due to non-guarantors	36,341	44,165

The summarized results of operations information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

For the nine months
(in thousands)	ended September 30, 2024
Total revenue	$987,039
Operating income (loss)	(111,800)
Net income (loss)	(112,571)
Revenue from non-guarantors	18,216

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table presents our consolidated results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	For the three months ended
	September 30,		Variance
Statements of Operations Data (1)	2024	2023	Amount	%
Revenue:
Service revenue	$295,935	$357,501	$(61,566)	(17.2)
Equipment and other revenue	86,461	53,704	32,757	61.0
Total revenue	382,396	411,205	(28,809)	(7.0)

Costs and expenses:
Cost of services	171,880	131,790	40,090	30.4
% of total service revenue	58.1%	36.9%
Cost of sales - equipment and other	74,242	43,125	31,117	72.2
% of total equipment and other revenue	85.9%	80.3%
Selling, general and administrative expenses	98,285	104,078	(5,793)	(5.6)
% of total revenue	25.7%	25.3%
Depreciation and amortization	90,719	96,630	(5,911)	(6.1)
Total costs and expenses	435,126	375,623	59,503	15.8

Operating income (loss)	(52,730)	35,582	(88,312)	*

Other income (expense):
Interest income, net	2,322	22,807	(20,485)	(89.8)
Interest expense, net of amounts capitalized	(24,695)	(22,037)	(2,658)	(12.1)
Other, net	(979)	(3,490)	2,511	(71.9)
Total other income (expense), net	(23,352)	(2,720)	(20,632)	*

Income (loss) before income taxes	(76,082)	32,862	(108,944)	*
Income tax benefit (provision), net	15,822	(10,546)	26,368	*
Effective tax rate	20.8%	32.1%
Net income (loss)	(60,260)	22,316	(82,576)	*
Less: Net income (loss) attributable to non-controlling interests	(2,003)	(2,712)	709	26.1
Net income (loss) attributable to HSSC	$(58,257)	$25,028	$(83,285)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.912	1.063	(0.151)	(14.2)
United States broadband subscribers, as of period end (in millions)	0.681	0.801	(0.120)	(15.0)
Latin America broadband subscribers, as of period end (in millions)	0.231	0.262	(0.031)	(11.8)
Broadband subscribers additions (losses), net (in millions)	(0.043)	(0.059)	0.016	27.1
United States broadband subscriber additions (losses), net (in millions)	(0.033)	(0.045)	0.012	26.7
Latin America broadband subscriber additions (losses), net (in millions)	(0.010)	(0.014)	0.004	28.6
EBITDA (2)	$39,013	$131,434	$(92,421)	(70.3)

*	Percentage is not meaningful.
(1)	An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)	A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following discussion relates to our results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

Broadband Subscribers. We lost approximately 43,000 net broadband subscribers for the three months ended September 30, 2024 compared to the loss of approximately 59,000 net broadband subscribers during the same period in 2023. The decrease in net broadband subscriber losses was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. In addition, net broadband subscriber additions for the three months ended September 30, 2024 were negatively impacted by the ACP program funding concluding on June 1, 2024. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. Service revenue totaled $296 million for the three months ended September 30, 2024, a decrease of $62 million, or 17.2%, as compared to the same period 2023. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers. In addition, the three months ended September 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Equipment and other revenue. Equipment and other revenue totaled $86 million for the three months ended September 30, 2024, an increase of $33 million, or 61.0%, as compared to the same period in 2023. The change was primarily attributable to an increase in hardware sales to our North American and international enterprise customers.

Cost of services. Cost of services totaled $172 million for the three months ended September 30, 2024, an increase of $40 million, or 30.4%, as compared to the same period in 2023. The increase was primarily attributable to an increase in transponder lease costs from the EchoStar XXIV operating lease, partially offset by lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our Cost of services represented 58.1% and 36.9% of Service revenue during the three months ended September 30, 2024 and 2023 respectively. This increase primarily resulted from an increase in transponder lease costs from the EchoStar XXIV operating lease, and a change in service mix to lower margin services.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $74 million for the three months ended September 30, 2024, an increase of $31 million, or 72.2%, as compared to the same period in 2023. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $98 million for the three months ended September 30, 2024, a decrease of $6 million, or 5.6%, as compared to the same period in 2023. The change was primarily attributable to a decrease in costs to support the Company and lower marketing expenditures, partially offset by an increase in bad debt expense.

Interest income, net. Interest income, net totaled $2 million for the three months ended September 30, 2024, a decrease of $20 million, or 89.8% as compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the three months ended September 30, 2024.

Income tax benefit (provision), net. Our income tax benefit (provision), net was $16 million benefit for the three months ended September 30, 2024, as compared to $11 million provision for the three months ended September 30, 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and changes in our effective tax rate. Our effective tax rate during the three months ended September 30, 2024 and 2023 was impacted by federal and foreign valuation allowances related to investments and foreign losses.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the three months ended September 30, 2024 compared to the same period in 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements:

	For the three months ended September 30,		Variance
	2024	2023	Amount	%
Net income (loss)	$(60,260)	$22,316	$(82,576)	*
Interest income, net	(2,322)	(22,807)	20,485	89.8
Interest expense, net of amounts capitalized	24,695	22,037	2,658	12.1
Income tax provision (benefit), net	(15,822)	10,546	(26,368)	*
Depreciation and amortization	90,719	96,630	(5,911)	(6.1)
Net loss (income) attributable to non-controlling interests	2,003	2,712	(709)	(26.1)
EBITDA	$39,013	$131,434	$(92,421)	(70.3)
*	Percentage is not meaningful.

The changes in consolidated EBITDA during the three months ended September 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023:

		Corporate and	Consolidated
	Hughes	Other	Total
For the three months ended September 30, 2024
Total revenue	$381,100	$1,296	$382,396
Capital expenditures	44,448	—	44,448
EBITDA	56,386	(17,373)	39,013

For the three months ended September 30, 2023
Total revenue	$404,209	$6,996	$411,205
Capital expenditures	51,214	130	51,344
EBITDA	142,204	(10,770)	131,434

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the three months ended September 30,		Variance
	2024	2023	Amount	%
Total revenue	$381,100	$404,209	$(23,109)	(5.7)
Capital expenditures	44,448	51,214	(6,766)	(13.2)
EBITDA	56,386	142,204	(85,818)	(60.3)

Total revenue was $381 million for the three months ended September 30, 2024, a decrease of $23 million, or 5.7%, as compared to the same period in 2023. Service revenue decreased primarily due to lower sales of broadband services to our North American and international consumer customers, and to our North American enterprise customers. Equipment and other revenue increased primarily due to higher sales to our North American and international enterprise customers. The three months ended September 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Capital expenditures were $44 million for the three months ended September 30, 2024, a decrease of $7 million, or 13.2% as compared to the same period in 2023, primarily due to decreases in expenditures related to the construction of our satellite-related ground infrastructure for the EchoStar XXIV satellite.

The changes in EBITDA during the three months ended September 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Corporate and Other

	For the three months ended September 30,		Variance
	2024	2023	Amount	%
Total revenue	$1,296	$6,996	$(5,700)	(81.5)
EBITDA	(17,373)	(10,770)	(6,603)	(61.3)

Total revenue was $1 million for the three months ended September 30, 2024, a decrease of $6 million, or 81.5% as compared to the same period in 2023, primarily due to a decrease in satellite leasing revenue.

The changes in EBITDA during the three months ended September 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table presents our consolidated results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	For the nine months ended
	September 30,		Variance
Statements of Operations Data (1)	2024	2023	Amount	%
Revenue:
Service revenue	$919,344	$1,102,689	$(183,345)	(16.6)
Equipment and other revenue	232,675	197,378	35,297	17.9
Total revenue	1,152,019	1,300,067	(148,048)	(11.4)

Costs and expenses:
Cost of services	514,444	396,685	117,759	29.7
% of total service revenue	56.0%	36.0%
Cost of sales - equipment and other	208,905	150,961	57,944	38.4
% of total equipment and other revenue	89.8%	76.5%
Selling, general and administrative expenses	294,993	325,726	(30,733)	(9.4)
% of total revenue	25.6%	25.1%
Depreciation and amortization	277,594	292,204	(14,610)	(5.0)
Total costs and expenses	1,295,936	1,165,576	130,360	11.2

Operating income (loss)	(143,917)	134,491	(278,408)	*

Other income (expense):
Interest income, net	22,892	60,911	(38,019)	(62.4)
Interest expense, net of amounts capitalized	(74,139)	(66,770)	(7,369)	(11.0)
Other-than-temporary impairment losses on equity method investments	—	(33,400)	33,400	*
Other, net	(6,085)	737	(6,822)	*
Total other income (expense), net	(57,332)	(38,522)	(18,810)	(48.8)

Income (loss) before income taxes	(201,249)	95,969	(297,218)	*
Income tax benefit (provision), net	32,848	(43,765)	76,613	*
Effective tax rate	16.3%	45.6%
Net income (loss)	(168,401)	52,204	(220,605)	*
Less: Net income (loss) attributable to non-controlling interests	(8,543)	(6,005)	(2,538)	(42.3)
Net income (loss) attributable to HSSC	$(159,858)	$58,209	$(218,067)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.912	1.063	(0.151)	(14.2)
United States broadband subscribers, as of period end (in millions)	0.681	0.801	(0.120)	(15.0)
Latin America broadband subscribers, as of period end (in millions)	0.231	0.262	(0.031)	(11.8)
Broadband subscribers additions (losses), net (in millions)	(0.092)	(0.165)	0.073	44.2
United States broadband subscriber additions (losses), net (in millions)	(0.071)	(0.130)	0.059	45.4
Latin America broadband subscriber additions (losses), net (in millions)	(0.021)	(0.035)	0.014	40.0
EBITDA (2)	$136,135	$400,037	$(263,902)	(66.0)
*	Percentage is not meaningful.
(1)	An explanation of our key metrics is included in Explanation of Key Metrics and Other Items.
(2)	A reconciliation of EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of EBITDA, see Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following discussion relates to our results of operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

Broadband Subscribers. We lost approximately 92,000 net broadband subscribers for the nine months ended September 30, 2024 compared to the loss of approximately 165,000 net broadband subscribers during the same period in 2023. The decrease in net broadband subscriber losses was primarily due to the new EchoStar XXIV satellite service launch and increased subscriber demand for our new satellite service plans. Churn of legacy subscribers has started to improve as prior churn and migrations have resulted in increased capacity availability and service satisfaction. In addition, net broadband subscriber additions for the nine months ended September 30, 2024 were negatively impacted by the ACP program funding concluding on June 1, 2024. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. Service revenue totaled $919 million for the nine months ended September 30, 2024, a decrease of $183 million, or 16.6%, as compared to the same period in 2023. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and North American enterprise customers. In addition, the nine months ended September 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Equipment and other revenue. Equipment and other revenue totaled $233 million for the nine months ended September 30, 2024, an increase of $35 million, or 17.9%, as compared to the same period in 2023. The change was primarily attributable to an increase in hardware sales to our North American and international enterprise customers, partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. Cost of services totaled $514 million for the nine months ended September 30, 2024, an increase of $118 million, or 29.7%, as compared to the same period in 2023. The increase was primarily attributable to an increase in transponder lease costs from the EchoStar XXIV operating lease, partially offset by lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our Cost of services represented 56.0% and 36.0% of Service revenue during the nine months ended September 30, 2024 and 2023, respectively. This increase primarily resulted from an increase in transponder lease costs from the EchoStar XXIV operating lease, and a change in service mix to lower margin services.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $209 million for the nine months ended September 30, 2024, an increase of $58 million, or 38.4%, as compared to the same period in 2023. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $295 million for the nine months ended September 30, 2024, a decrease of $31 million, or 9.4%, as compared to the same period in 2023. The change was primarily attributable to a decrease in costs to support the Company and lower marketing expenditures, partially offset by an increase in bad debt expense.

Interest income, net. Interest income, net totaled $23 million for the nine months ended September 30, 2024, a decrease of $38 million, or 62.4% as compared to the same period in 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the nine months ended September 30, 2024.

Other-than-temporary impairment losses on equity method investments. Other-than-temporary impairment losses on equity method investments was $33 million for the nine months ended September 30, 2023, related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and the economic environment of this business.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Income tax benefit (provision), net. Our income tax benefit (provision), net was $33 million benefit for the nine months ended September 30, 2024, as compared to $44 million provision for the nine months ended September 30, 2023. This change was primarily related to a decrease in “Income (loss) before income taxes” and changes in our effective tax rate. Our effective tax rate during the nine months ended September 30, 2024 and 2023 was impacted by federal and foreign valuation allowances related to investments and foreign losses.

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the nine months ended September 30, 2024 compared to the same period in 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

EBITDA. EBITDA is a non-GAAP financial measure and is described under Explanation of Key Metrics and Other Items section. The following table reconciles EBITDA to Net income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements:

	For the nine months ended September 30,		Variance
	2024	2023	Amount	%
Net income (loss)	$(168,401)	$52,204	$(220,605)	*
Interest income, net	(22,892)	(60,911)	38,019	62.4
Interest expense, net of amounts capitalized	74,139	66,770	7,369	11.0
Income tax provision (benefit), net	(32,848)	43,765	(76,613)	*
Depreciation and amortization	277,594	292,204	(14,610)	(5.0)
Net loss (income) attributable to non-controlling interests	8,543	6,005	2,538	42.3
EBITDA	$136,135	$400,037	$(263,902)	(66.0)
*	Percentage is not meaningful.

The changes in consolidated EBITDA during the nine months ended September 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Segment Operating Results and Capital Expenditures

The following tables present our total revenue, capital expenditures and EBITDA by segment for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

		Corporate and	Consolidated
	Hughes	Other	Total
For the nine months ended September 30, 2024
Total revenue	$1,148,129	$3,890	$1,152,019
Capital expenditures	167,902	195	168,097
EBITDA	187,463	(51,328)	136,135

For the nine months ended September 30, 2023
Total revenue	$1,279,739	$20,328	$1,300,067
Capital expenditures	142,189	130	142,319
EBITDA	440,435	(40,398)	400,037

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Hughes Segment

	For the nine months ended September 30,		Variance
	2024	2023	Amount	%
Total revenue	$1,148,129	$1,279,739	$(131,610)	(10.3)
Capital expenditures	167,902	142,189	25,713	18.1
EBITDA	187,463	440,435	(252,972)	(57.4)

Total revenue was $1.148 billion for the nine months ended September 30, 2024, a decrease of $132 million, or 10.3%, as compared to the same period in 2023. Service revenue decreased primarily due to lower sales of broadband services to our North American and international consumer customers, and to our North American enterprise customers. Equipment revenue increased primarily due to an increase in hardware sales to our North American enterprise customers. The nine months ended September 30, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Condensed Consolidated Financial Statements as of December 31, 2023.

Capital expenditures were $168 million for the nine months ended September 30, 2024, an increase of $26 million, or 18.1%, as compared to the same period in 2023, primarily due to increases in expenditures related to machinery, equipment, and leasehold improvements for our new manufacturing facility, partially offset by decreases in expenditures related to the construction of our satellite-related ground infrastructure for the EchoStar XXIV satellite.

The changes in EBITDA during the nine months ended September 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

Corporate and Other

	For the nine months ended September 30,		Variance
	2024	2023	Amount	%
Total revenue	$3,890	$20,328	$(16,438)	(80.9)
Capital expenditures	195	130	65	50.0
EBITDA	(51,328)	(40,398)	(10,930)	(27.1)

Total revenue was $4 million for the nine months ended September 30, 2024, a decrease of $16 million, or 80.9% as compared to the same period in 2023, primarily due to a decrease in satellite leasing revenue.

The changes in EBITDA during the nine months ended September 30, 2024 compared to the same period in 2023, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 10. Commitments and Contingencies - Litigation in this Form 10-Q.

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
101 (H)

The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended September 30, 2024 filed on November 14, 2024 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows and (vi) related notes to these financial statements.

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

Date: November 14, 2024