Form 10-K
period 2024-12-31
Hughes Satellite Systems Corp
filed 2025-03-12
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2024 was $0.

As of March 10, 2025, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise required by the context, in this report, the words “HSSC,” the “Company,” “we,” “our” and “us” refer to Hughes Satellite Systems Corporation and its subsidiaries, “EchoStar” refers to EchoStar Corporation, our parent company, “DISH Network” refers to DISH Network Corporation, a wholly owned, indirect subsidiary of EchoStar, and its subsidiaries, and “DISH DBS” refers to DISH DBS Corporation, a wholly owned, indirect subsidiary of DISH Network, and its subsidiaries.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of broadband services. Changing consumer behavior and new technologies in our industry may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.
●	Our business is partially dependent on enterprise revenue and any decline or reduction of that revenue could negatively impact our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

i

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Satellites

●	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.
●	Our satellites under construction are subject to risks related to, among other things, construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.
●	Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	Our parent, EchoStar, has experienced and we may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

ii

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our parent, EchoStar is controlled by one principal stockholder who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted

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

iii

PART I

Item 1.   BUSINESS

OVERVIEW

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”). We were formed as a Colorado corporation in March 2011 to facilitate the acquisition by EchoStar (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C. Substantially all of the voting power of the shares of EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

Merger with DISH Network

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

SEGMENTS

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. Historically, we reported two primary business segments: (1) Hughes; and (2) EchoStar Satellite Services. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our segment reporting.

Hughes

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business. We have leveraged the EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Business Strategy

Our strategy is to maintain and improve our leadership position and competitive advantage through development of leading-edge technologies and services marketed to selected sectors within the consumer, enterprise and government markets globally.

We expect demand for broadband internet access, connectivity, networking and related value-added services will continue to operate across all major end-user markets – consumer, business, enterprise, aeronautical and government. Our strategic objective is to maintain our leadership position and grow our competitive advantage by using our satellite assets, expertise, technologies, capital, investments, global presence, relationships, spectrum assets, and other capabilities for development of leading-edge technologies and services marketed to targeted sectors within these markets globally.

Products and Services

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

Customers

Our enterprise customers include, but are not limited to, retailers, financial institutions, aircraft connectivity providers, lottery agencies, and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies, as well as the U.S government. Most of our enterprise customers have long-term contracts with us for the services they purchase. We also design, provide and install gateway and terminal equipment to customers for other satellite systems and provides satellite ground segment systems and terminals for other satellite systems, including, but not limited to, mobile system operators. Developments toward the launch of next-generation satellite systems, including LEO, MEO and geostationary systems, as well as other multi-transport technologies, could provide additional opportunities to increase demand for our equipment, hardware, technology and services.

Our consumer customers consist of home and small to medium-sized business in the Americas. We provide broadband satellite technologies and broadband internet products and services to these customers.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, we compete with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat and SpaceX.

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable, and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”), and Starlink Services LLC, which is owned by Space Exploration Technologies Corp. (“SpaceX”). Both ViaSat and SpaceX have also entered the South and Central American consumer markets.

Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat, and ST Engineering iDirect, Inc.

Manufacturing

Certain products are assembled at our facilities, and we outsource a portion of the manufacturing of other products to third parties. We believe that our manufacturing facilities have sufficient capacity to handle current and future demand. We also contract with certain third-party vendors for the development and manufacture of components that are integrated into our products.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and accordingly file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. As an electronic filer, our public filings are also maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

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

Item 1A.   RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. If any of the following events occur or evolve in a way different than expected, our business, financial condition, or results of operations could be materially and adversely affected.

Competition and Economic Risks

We are facing increasing competition which could impact demand for, and result in increasing pricing pressures with respect to, our products and services.

Our business operates in an intensely competitive, consumer and enterprise-driven and rapidly changing environment and competes with a growing number of companies that provide similar products and services to consumer and enterprise customers. There can be no assurance that we will be able to effectively compete against our competitors due to, among other factors, their significant resources and operating history. Material competitive risks to our business include, but are not limited to, the following:

●	competition from new or different technology compared to our offerings;
●	competition from existing or new competitors entering the same markets we serve;
●	government funding for competing products and services, reducing demand for our products and services; and
●	competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology.

Economic weakness and uncertainty may adversely affect our ability to grow or maintain our business.

Our ability to grow or maintain our business may be adversely affected by economic weakness and uncertainty, which could result in the following:

●	Fewer subscriber activations and increased subscriber churn rate. We could face fewer subscriber activations and increased subscriber churn rate due to, among other things: (i) certain economic factors that impact consumers, including, among others, inflation, rising interest rates, a potential downturn in the housing market in the United States (including a decline in housing starts) and higher unemployment, which could lead to a lack of consumer confidence and lower discretionary spending and (ii) increased price competition for our products and services.
●	Higher subscriber acquisition and retention costs. Our profits may be adversely affected by increased subscriber acquisition and retention costs necessary to attract and retain high-quality subscribers during a period of economic weakness.

We are also subject to inflationary cost pressures, and if inflation continues or worsens, it could negatively impact us by increasing, among other things, our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so on an acceptable timeline or at all. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity.

If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

In order to grow and remain competitive, we will need to adapt to changes in available technology, including, but not limited to, artificial intelligence and machine learning, enhance our existing service offerings and introduce new offerings to meet our current and potential subscribers’ changing service demands.

As a result, adopting new and sophisticated technologies may result in implementation issues, such as scheduling and supplier delays, unexpected or increased costs, technological constraints, regulatory permitting issues, actual or perceived subscriber dissatisfaction and other issues that could cause delays in launching new technological capabilities, which in turn could result in significant costs or reduce the anticipated benefits of the upgrades. If our new services fail to retain or gain acceptance in the marketplace or if costs associated with these services are higher than anticipated, this could have a material adverse effect on our operating results.

Our business is partially dependent on enterprise revenue and any decline or reduction of that revenue could negatively impact our business, financial condition and results of operation.

Our enterprise business represents a significant but partial component of our overall revenue, exposing the company to risks associated with fluctuations in enterprise demand. Any downturn in enterprise spending, driven by, among other things, economic uncertainty, budget constraints or shifts to alternative connectivity solutions, could negatively impact revenue. Additionally, the enterprise market is highly competitive, with customers seeking cost-effective and flexible network solutions. If we are unable to differentiate our offerings or retain key enterprise clients, our business, financial condition and results of operations could be negatively impacted.

Moreover, our partial reliance on enterprise revenue means that broader industry trends, such as increased adoption of fiber, 5G, cloud-based networking or other connectivity solutions, could shift demand away from satellite-based solutions. While the company continues to invest in next-generation satellite and hybrid connectivity technologies, there is no guarantee that these innovations will be accepted by our enterprise clients on an acceptable timeline or at all.

If enterprise revenue continues to make up a greater proportion of our overall revenue, these risks may increase or intensify and may lead to the risks listed above, among others. While we believe we will continue to be competitive in the enterprise business, there can be no assurance that we will ultimately be successful.

Operational and Service Delivery Risks

Any deterioration in our operational performance and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

If our operational performance and subscriber satisfaction were to deteriorate, we may experience a decrease in subscriber activations and an increase in our subscriber churn rate, which could have a material adverse effect on our business, financial condition and results of operations. To improve our operational performance, we continue to make investments in staffing, training, information systems and other initiatives. These investments are intended to, among other things, help combat inefficiencies introduced by the increasing complexity of our business, improve subscriber satisfaction, reduce subscriber churn, increase productivity and allow us to scale better over the long run. We cannot, however, be certain that our spending will ultimately be successful in improving our operational performance, and if unsuccessful, we may have to incur higher costs to improve our operational performance. While we believe that such costs will be outweighed by longer-term benefits, there can be no assurance when or if we will realize these benefits at all.

Our business will be negatively impacted if we fail to adequately anticipate our satellite capacity needs or are unable to obtain satellite capacity.

We have made, or may make substantial contractual commitments to acquire satellite capacity based on our existing customer contracts and backlog. If our existing customer contracts were to be terminated prior to their respective expiration dates, we may have insufficient revenue to cover our satellite capacity costs. On the other hand, insufficient satellite capacity to meet increases in demand or inability to quickly or easily adjust our capacity to such changes in demand could materially and adversely affect our ability to provide services to customers and grow our revenue and business. Our business could be adversely affected if we are not able to renew our capacity leases at economically viable rates, or if sufficient capacity is not available to us.

We are dependent upon third-party providers for components, manufacturing, installation services and customer support services, and our results of operations may be materially adversely affected if any of these third-party providers fail to deliver the contracted goods or services appropriately.

Our dependence upon third-party providers causes certain risks to our business, including the following:

●	Components. A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products. In addition, if either our current suppliers or any new suppliers increase prices beyond what we currently pay, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. Similarly, if any of our products require materials or components that are subject to “conflict minerals” or other supply chain regulations, these inputs could become scarce, unavailable, or materially more expensive or difficult to acquire, which could limit our ability to build or obtain sufficient volumes of such products to satisfy customer demand or could make it difficult or impossible for us to produce such products at competitive prices.
●	Commodity Price Risk. Fluctuations in pricing of raw materials can affect our product costs and we may not be able to pass on the increased costs to our customers. Additionally, we are seeing increasing inflationary price pressure and where we have fixed-price customer contracts, we may have to absorb the increased costs.
●	Manufacturing. While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner or at all, our business could be adversely impacted.
●	Installation, customer support, and other services. Some of our products and services utilize a network of third-party service providers. The costs incurred for these services may increase due to a shortage of experienced workers and higher salaries required to recruit and retain a skilled third-party workforce. A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win and retain customers. In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers.

We have limited satellite capacity and failures or reduced capacity could adversely affect our business, financial condition and results of operations.

Operation of our business requires that we have adequate satellite transmission capacity for the services we offer. While we generally have had in-orbit satellite capacity sufficient provide satellite internet coverage and some backup capacity to recover coverage, our backup capacity is limited.

Our ability to earn revenue from our business depends on, among other things, the usefulness of our owned and leased satellites, each of which has a limited useful life. A number of factors affect the useful lives of the satellites, including, among other things, the quality of their construction, the durability of their component parts, the ability to continue to maintain proper orbits and control over the satellites’ functions, the efficiency of the launch vehicles used and the remaining on-board fuel following in-orbit insertion. Generally, the minimum design life of each of our owned and leased satellites ranges from 12 to 15 years. We can provide no assurance, however, as to the actual useful lives of any of these satellites. Our operating results could be adversely affected if the useful life of any of our owned or leased satellites was significantly shorter than the minimum design life.

Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

Our sales outside the U.S. accounted for 24.0%, 25.2% and 24.5% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We expect our foreign operations to represent a significant portion of our business. Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad. Such risks include:

●	Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation of earnings. We may not be permitted to be the sole owner of our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes and/or our contractual arrangements restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities. Applicable law in such foreign countries may also limit our ability to distribute or access our assets or offer our products and services in certain circumstances. In such event, we will not have unrestricted access to the cash flow and assets of our subsidiaries and joint ventures.
●	Regulatory restrictions. Satellite market access, landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments and international non-governmental bodies. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines, penalties, or other sanctions.
●	Financial and legal constraints and obligations. Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the regulatory requirements associated with maintaining such licenses, which may be subject to interpretation by foreign courts and regulatory bodies; (c) the burden of creating and maintaining additional entities, branches, facilities and/or staffing in foreign jurisdictions; and (d) regulations requiring that we make certain satellite capacity available for “free” or available at reduced rates.
●	Compliance with applicable export control laws and regulations in the U.S. and other countries. We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries. A violation of any export or trade-related regulations could materially adversely affect our business.
●	Changes in exchange rates between foreign currencies and the U.S. dollar. Fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned from our international businesses.
●	Regulations may favor state-owned enterprises or local service providers. Many of the countries in which we conduct business have traditionally had state-owned or state-granted monopolies on telecommunications services that favor an incumbent service provider. We face competition from these favored and entrenched companies in countries that have not liberalized.

Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

Extreme weather has the potential to directly damage our network facilities and other infrastructure and/or disrupt our ability to build and maintain portions of our network and could potentially disrupt suppliers’ ability to, among other things, provide the products and services we require to support our operations. Any such disruption could, interrupt service for our customers, increase our costs and have a negative effect on our operating results and financial condition. The potential physical effects of extreme weather, such as storms, floods, fires, freezing conditions, sea-level rise and other adverse weather events could negatively affect our operations and infrastructure and, as a result, our financial results. Operational impacts resulting from extreme weather, could result in increased costs and loss of revenue. We could be required to incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such weather events. It is impossible to accurately predict the materiality of any potential losses or costs associated with extreme weather.

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

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

If our products and services are not competitive or perceived as not competitive our business could suffer and our financial performance could be negatively impacted. Our products and services may also experience quality problems, including, but not limited to, outages and service slowdowns, from time to time. If the quality of our products and services does not meet our subscribers’ expectations, then our business, and ultimately our reputation, could be negatively impacted.

We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with and rely on a single vendor or a limited number of vendors to provide certain key products or services to us such as information technology support, billing systems, security access devices and many components that we provide to subscribers in order to deliver services from our business. If these vendors are unable to meet our needs because, among other things, they fail to perform adequately, are no longer in business, are experiencing shortages or supply chain issues or discontinue a certain product or service we need, our business, financial condition and results of operations may be adversely affected.

We have experienced in the past and may continue to experience shortages driven by raw material availability (which may be negatively impacted by, among other things, trade protection policies such as tariffs and/or escalating trade tensions, particularly with countries in Asia), manufacturing capacity, labor shortages, industry allocations, natural disasters, logistical delays and significant changes in the financial or business conditions of its suppliers that negatively impact our operations.

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations between the parties, which could require us to make substantial additional investments or find alternative arrangements.

Risks Related to our Human Capital

We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman, and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management, or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our businesses could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

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

Satellite operators are required to enter into international spectrum coordination agreements with other affected satellite operators and must be approved by the relevant governments. If a required agreement cannot be negotiated, we may have to operate the applicable satellite(s) in a manner that does not cause harmful radio frequency interference with the affected satellite. If we cannot do so, we may have to cease operating such satellite(s) at the affected orbital locations.

We may face interference from other services sharing satellite spectrum.

The FCC and other national, state, local and international regulators have adopted rules or may adopt rules in the future that require us to share spectrum on a basis with other radio services. There can be no assurance that these operations would not interfere with our operations and adversely affect our business. In the event that the FCC and/or another regulator determines that our spectrum interferes with another service, we may be required to, among other things, find or develop a solution. We cannot make any assurance that we will be able to do so on an acceptable timeline or at all, or that such solution will not adversely affect our business.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost or to redesign those products or services in such a way as to avoid infringing the intellectual property. If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. We may not be aware of all intellectual property rights that our services or the products used in connection with our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office either publishes the application or issues a patent (whichever arises first). Therefore, it is difficult to evaluate the extent to which our services or the products used in connection with our services may infringe claims contained in pending patent applications. Furthermore, it is sometimes not possible to determine definitively whether a claim of infringement is valid.

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

We rely on certain third parties for developing key components of our information technology and communications systems and ongoing service, all of which affect our business. Some of our key systems and operations, including, but not limited to, those supplied by certain third-party providers, are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Interruption and/or failure of any of these systems could, among other things, disrupt our operations, interrupt our services, result in significant financial expenditures and damage our reputation, thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers.

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

Our parent, EchoStar, has experienced and we may experience in the future cyber-attacks and other attempts to gain unauthorized access to our systems on a consistent basis.

Our parent, EchoStar, has experienced and we may experience in the future security issues, whether due to, among other things, insider error or malfeasance or system errors or vulnerabilities in our or our third parties’ systems, which could result in, among other things, substantial legal and financial exposure, government inquiries and enforcement actions, litigation, diversion of management time and attention from our existing businesses, and unfavorable media coverage to us. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures on an acceptable timeframe or at all. Attacks and security issues could also compromise trade secrets and other sensitive information.

We are subject to persistent cybersecurity threats to our networks and systems. Although we take protective measures designed to secure our information technology systems and endeavor to modify such protective measures as circumstances warrant, our information technology hardware and software infrastructure and communications systems, or those of third parties that we use in our operations, may be vulnerable to a variety of interruptions, including, without limitation, natural disasters, terrorist attacks, telecommunications failures, cyber-attacks and other malicious activities such as unauthorized access, physical or electronic break-ins, misuse, computer viruses or other malicious code, computer denial of service attacks and other events that could disrupt or harm our business. The protective measures we take may not be sufficient for all eventualities and may themselves be vulnerable to hacking, malfeasance, system error, or other irregularities. For example, certain parties may attempt to fraudulently induce employees or subscribers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems.

In addition, cybersecurity threat actors are increasingly sophisticated through various techniques that involve social engineering and/or misrepresentation. Techniques used in cyberattacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cyberattacks during periods of geopolitical conflict. Various events described above have occurred in the past to our parent and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material to our parent or us.

The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems are vulnerable to damage, intrusion or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our international businesses expose us to additional cybersecurity risks that could harm our business.

In addition to risks described elsewhere herein, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on, among other factors, the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include, but are not limited to, the following:

●	data privacy and security concerns relating to our technology and practices could, among other things, damage our reputation, cause us to incur significant liability, and deter current and potential users or customers from using our products and services;
●	software bugs or defects, security breaches, and attacks on our systems could result in the improper disclosure of our user data which could harm, among other things, our business reputation and result in legal and/or government action;
●	concerns about our practices about the collection, use, disclosure, or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition;
●	our policies and practices may change over time as expectations regarding privacy and data change.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to, among other things, mitigate the risk of cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, power loss, and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands and adversely affect our business and financial results.

Any such developments may also subject us to litigation and regulatory inquiries, which could result in monetary penalties and damages, distract management’s time and attention and lead to enhanced regulatory oversight.

Acquisition and Capital Structure Risks

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2024, our total debt, finance lease and other obligations (including current portion) outstanding, was $1.543 billion. Our debt levels could have significant consequences, including, but not limited to;

●	making it more difficult to satisfy our obligations;
●	a dilutive effect on our future earnings;
●	increasing our vulnerability to general adverse economic conditions, including, but not limited to, changes in interest rates;
●	requiring us to devote a substantial portion of our cash to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes. As a result, we would have limited financial and operating flexibility to changing economic and competitive conditions;
●	limiting our ability to raise additional debt because it may be more difficult for us to obtain debt financing on attractive terms or at all; and
●	placing us at a disadvantage compared to our competitors that are less leveraged or can borrow funds at a lower interest rate.

In addition, we may incur additional debt in the future. The terms of the indentures relating to our senior notes, senior secured notes and our convertible notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

●	the risks associated with developing and constructing new satellites;
●	the diversion of management’s attention from our existing business onto a strategic initiative;
●	the possible adverse effects on our and our targets’ and partners’ business, financial condition or operating results during the integration process;
●	the high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful on an acceptable timeline or at all;
●	the possible inability to achieve the intended objectives of the transaction;

●	the risks associated with complying with contractual provisions and regulations applicable to the acquired business, which may cause us to incur substantial expenses;
●	the disruption of relationships with employees, vendors or customers; and
●	the risks associated with foreign and international operations and/or investments or dispositions.

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

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on favorable terms or at all.

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

We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, continue investing in our business and to finance acquisitions and other strategic transactions.

Adverse changes in the credit markets including, but not limited to, rising interest rates and macro-economic conditions, could increase our borrowing costs and/or make it more difficult for us to obtain financing for our operations or for us to refinance existing indebtedness on favorable terms.

Continued or prolonged higher interest rates could increase our cost of capital and require us to devote a higher percentage of our cash flow to interest payments, which could have a material adverse effect on our financial results.

In addition, economic weakness, weak results of operations or other factors may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we may need to refinance or restructure all or a portion of such obligations prior to maturity.

Any refinancing or restructuring could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we cannot guarantee that any refinancing or restructuring would sufficiently meet any debt or other obligations then due. If we do not pay interest or otherwise fulfill our debt obligations when due, our business, cash flows, results of operations and financial condition would be materially adversely impacted.

Furthermore, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on, among other factors, our performance as measured by their credit metrics. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing.

A severe disruption in the global financial markets could impact some of the financial institutions with which we do business, and such instability could also affect our access to financing. As a result, these conditions could make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

From time to time a portion of our investment portfolio may be invested in securities that have limited liquidity and may not be immediately accessible to support our financing needs.

From time to time a portion of our investment portfolio may be invested in strategic investments, and as a result, a portion of our portfolio may have restricted liquidity. If the credit ratings of these securities deteriorate or there is a lack of liquidity in the marketplace, we may be required to record impairment charges. Moreover, the uncertainty of domestic and global financial markets can greatly affect the volatility and value of our marketable investment securities. In addition, a portion of our investment portfolio may include strategic and financial investments in debt and equity securities of public companies that are highly speculative and that may experience volatility. Typically, these investments are concentrated in a small number of companies.

The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. The concentration of these investments as a percentage of our overall investment portfolio fluctuates from time to time based on, among other things, the size of our investment portfolio and our ability to liquidate these investments.

In addition, because our portfolio may be concentrated in a limited number of companies, we may experience a significant loss if any of these companies, among other things, defaults on its obligations, performs poorly, does not generate adequate cash flow to fund its operations, is unable to obtain necessary financing on acceptable terms, or at all, or files for bankruptcy, or if the sectors in which these companies operate experience a market downturn. To the extent we require access to funds, we may need to sell these securities under unfavorable market conditions, record impairment charges and fall short of our financing needs.

We will not be able to generate cash to meet our debt service needs or fund our operations.

As of December 31, 2024, our total indebtedness was $1.5 billion. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, and restructuring or refinancing our debt. We may not be able to implement any of these actions on satisfactory terms, or at all.

Covenants in our indentures restrict our business in many ways.

The indentures governing our 5.250% Senior Secured Notes due August 1, 2026 and 6.625% Senior Unsecured Notes due August 1, 2026 contain various covenants, subject to certain exceptions, that limit our ability and/or certain of our subsidiaries’ ability to, among other things:

●	incur additional debt;
●	pay dividends or make distributions on our capital stock or repurchase our capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;

●	enter into transactions with affiliates;
●	merge or consolidate with another company;
●	transfer and sell assets; and
●	restrict our subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets.

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

Risks Related to the Regulation of Our Business

Our services depend on regulatory authorizations issued by the FCC and state and foreign regulators that can expire or be revoked or modified, and applications for licenses and other authorizations that may not be granted.

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

These laws and regulations are subject to the administrative and political process and do change from time to time. We may be affected by changes to government leadership and policy changes resulting from new leaders. We have been subject to such changes in the past and may be subject to such changes in the future and those changes may negatively impact us, including but not limited to, the addition of new regulations, the modification or rescission of past regulations which may be favorable and the increase or decrease of government programs which us or our subscribers may be recipients. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including, but not limited to, potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital and personnel.

Risks Related to Ownership of our Common Stock

Our parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Charles W. Ergen, our Chairman, beneficially owns approximately 51.7% of EchoStar’s total equity securities (assuming conversion of the EchoStar Class B common stock beneficially owned by Mr. Ergen into EchoStar Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days) and beneficially owns approximately 90.6% of the total voting power of all classes of shares of EchoStar (assuming no conversion of any EchoStar Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days). Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders. As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our or EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the EchoStar Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

General Risks

Sociopolitical volatility and polarization may adversely affect our business operations and reputation.

The current sociopolitical environment is characterized by deep complexity, volatility and polarization on various social and political issues. The increasing intersection of technology and politics has led to rapid and unpredictable shifts in public sentiment. Social media and digital platforms have amplified the voices of various stakeholders, creating the potential for swift change in public opinion and stronger reactions to corporate actions. As a company that sells products and services across the nation to millions of customers, these dynamics increase the risk of negative government and customer reactions, including, but not limited to, potential reputational damage, boycotts and shifts in consumer behavior that could adversely affect our brand, sales and profitability. Our ability to respond effectively, sensitively and authentically to the expectations and concerns of our customers, employees and other stakeholders is key to mitigating these risks. If we are unable to manage these challenges effectively, there may be adverse impacts to our business, reputation, financial condition and operating results.

We may face other risks described from time to time in periodic and current reports we file with the SEC.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 1C.   CYBERSECURITY

We recognize the importance of assessing, identifying, reviewing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational and legal risks including intellectual property theft or loss, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all technical standards, specifications or requirements under NIST.

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to and recover from cybersecurity risks, threats and events. Our cyber risk management system contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and the Board of Directors as a whole to ensure accountability.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We and certain third parties conduct regular reviews and tests of our information security program and also leverage, among other things, audits, tabletop exercises, penetration and vulnerability testing, cybersecurity maturity assessments, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. In addition, we evaluate third-party risks and perform third-party risk management to assess, identify and mitigate risks from third parties such as vendors, suppliers and other business partners.

We have not experienced cyber-attacks or other malicious activities that materially disrupted our business. Any future failure or disruption of our information technology infrastructure and communications systems or those of third parties that we use in our operations could harm our business. We describe whether and how risks from identified cybersecurity threats, including, but not limited to, as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Our Senior Director of Cybersecurity Infrastructure and Threat Hunting, Corporate Cybersecurity leads our information security organization responsible for overseeing our information security program. This individual has over 20 years of experience in various roles involving security, including risk management and security leadership. Team members who support our information security program have relevant education, professional certifications and industry experience, including but not limited to, holding similar positions at large technology companies. The team provides regular reports, no less frequently than monthly, to senior management and other relevant teams, including, but not limited to, the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Information Officer (“CIO”) and Chief Legal Officer (“CLO”).

Preparation for and, where possible prevention of cybersecurity incidents involves regular and structured briefings to key management on risk remediation measures that should be taken to decrease, among other things, the likelihood and severability of incidents and to mitigate and manage their effects. The CEO, COO, CIO, CLO and other members of management receive detailed updates on cybersecurity risks on a regular basis, no less frequently than monthly, or when significant risks or incidents are identified. These briefings enable the management team to, among other things, stay informed of the latest threats, assess the effectiveness of current security measures and make timely decisions on strategic security initiatives. In addition, the Board of Directors is regularly briefed, no less frequently than quarterly, on cybersecurity risks as part of its oversight functions and to ensure that cybersecurity practices align with the company’s overall risk management framework and business objectives.

We anticipate that we will continue to evaluate and address as needed our cybersecurity risk management, policies, structure, strategies and governance to meet our needs.

Item 2.   PROPERTIES

Our principal executive offices are located at 9601 South Meridian Boulevard, Englewood, Colorado 80112-5308 and our telephone number is (303) 723-1000. We operate various facilities in the United States and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Function
Owned:
Englewood, Colorado	Corporate headquarters
Germantown, Maryland	Hughes corporate headquarters, manufacturing, engineering offices, network operations and shared hubs
Griesheim, Germany	Shared hub, operations, administrative offices and warehouse

Leased:
Gilbert, Arizona	Gateways
San Diego, California	Engineering and sales offices
Englewood, Colorado	Gateways and equipment
Germantown, Maryland	Manufacturing and testing facilities, logistics, and administrative offices
Southfield, Michigan	Shared hub and regional network management center
Las Vegas, Nevada	Shared hub, antennae yards, gateway, backup network operation and control center for Hughes corporate headquarters
Cheyenne, Wyoming	Gateways and equipment
Barueri, Brazil	Shared hub
Sao Paulo, Brazil	Hughes Brazil corporate headquarters, sales offices and warehouse
Bangalore, India	Engineering office and office space
Gurgaon, India	Administrative offices, shared hub, operations, warehouse, and development center
New Delhi, India	Hughes India corporate headquarters
Milton Keynes, United Kingdom	Hughes Europe corporate headquarters and operations

Item 3.   LEGAL PROCEEDINGS

See Note 12 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 10, 2025, all 1,078 issued and outstanding shares of our common stock were held by EchoStar. There is currently no established trading market for our common stock. Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock and as of March 10, 2025, no shares of our preferred stock were issued and outstanding.

Dividends

On March 17, 2022, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to our shareholder and parent, EchoStar, in the amount of $100 million. Payment of this dividend was made in the first quarter of 2022.

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

While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time. Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support operations, debt services, future growth and expansion. Our ability to declare dividends is affected by the covenants in our indentures See Note 9 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Item 6.   RESERVED

Not applicable.

Item 7.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following management’s narrative analysis of results of operations together with the audited consolidated financial statements and notes to our financial statements included elsewhere in this Annual Report on Form 10-K. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under the caption “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Furthermore, such forward looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation to update any forward-looking statements.

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

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. Historically, we reported two primary business segments: (1) Hughes; and (2) EchoStar Satellite Services. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our segment reporting.

Hughes Segment

We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere. We provide broadband services to consumer customers, which include home and small to medium-sized businesses, and satellite, multi-transport technologies and managed network services to enterprise customers, telecommunications providers, airlines and government entities, including civilian and defense.

The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business. We have leveraged the EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. Effective December 2023, we lease the capacity of EchoStar XXIV from an affiliate of ours, EchoStar XXIV L.L.C.

We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Our Hughes segment continues to focus its efforts on optimizing financial returns on our satellite portfolio. Our consumer revenue business depends on our success in adding new and retaining existing subscribers, as well as maintaining or growing our Average Revenue Per User/Subscriber (“ARPU”). Service and acquisition costs related to ongoing support for our direct and indirect customers and partners are typically impacted most significantly by our growth. The growth of our enterprise and consumer businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. Prior to the launch of EchoStar XXIV, we were nearing or had reached capacity in most areas of the U.S., which constrained growth within our consumer subscriber base. Growth within our Latin America consumer subscriber base in certain areas had also become capacity constrained. These constraints have been addressed by the EchoStar XXIV satellite.

Our business strategy is to maintain and improve our leadership position and competitive advantage through development of leading-edge technologies and services marketed to selected sectors within the consumer, enterprise and government markets globally. We are an industry leader in both networking technologies and services, innovating to deliver the global solutions that power a connected future for people, enterprises and things everywhere.

Backlog

As of December 31, 2024, our Hughes segment had approximately $1.6 billion of contracted revenue backlog. We define the Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, we compete with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat and SpaceX.

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp. (“SpaceX”). Both ViaSat and SpaceX have also entered the South and Central American consumer markets. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

Satellites

Operation of our Hughes segment requires adequate satellite transmission capacity for the services that we offer. In the event of a failure or loss of any of our owned or leased satellites, we may need to acquire or lease additional satellite capacity or relocate one of our other satellites and use it as a replacement for the failed or lost satellite. Such a failure could result in a prolonged loss of services.

Satellite Insurance

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. As of December 31, 2024, we have yet to receive any compensation from the insurance claim. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite in 2023, we are not aware of any other anomalies with respect to our owned or leased satellites as of December 31, 2024. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2024 and through March 12, 2025. There can be no assurance, however, that a cybersecurity incident will be detected or thwarted or will not have a material adverse effect in the future.

Liquidity and Capital Resources

Operational Liquidity

We primarily rely on our existing cash and marketable investment securities balances, as well as cash flow generated through our operations, to fund our business operations. Consumer revenue depends on our success in adding new and retaining existing subscribers. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. If we experience negative cash flows, our existing cash and marketable investment securities balances may be further reduced. We currently anticipate that our existing cash and marketable investment securities are sufficient to fund the currently anticipated operations of our business through the next twelve months. During the year ended December 31, 2024, we liquidated our marketable investment securities portfolio to make cash distributions to our parent.

Debt Issuances and Maturity

On July 27, 2016, we issued $750 million aggregate principal amount of 5 1/4% Senior Secured Notes at an issue price of 100.0% due August 1, 2026 (“2026 Senior Secured Notes”). Interest accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

On July 27, 2016, we issued $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes at an issue price of 100.0% due August 1, 2026 (“2026 Senior Unsecured Notes”). Interest accrues at an annual rate of 6 5/8% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Senior Notes.”

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

While we currently do not intend to declare additional dividends on our common stock, we may elect to do so from time to time. Payment of any future dividends will depend upon our earnings, capital requirements, contractual restrictions and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support operations, debt services, future growth and expansion. Our ability to declare dividends is affected by the covenants in our indentures.

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

We do not currently have cash, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) restrict our subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (v) make certain investments; (vi) create liens; (vii) enter into certain transactions with affiliates; (viii) merge or consolidate with another company; and (ix) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our respective long-term debt.

EXPLANATION OF KEY METRICS AND OTHER ITEMS

Service revenue. “Service revenue” consists principally includes the sales of consumer and enterprise broadband services, maintenance and other contracted services, revenue associated with satellite and transponder leases and services, satellite uplinking/downlinking, and subscriber wholesale service fees for the HughesNet service. Certain of the amounts included in “Service revenue” are not recurring on a monthly basis.

Equipment sales and other revenue. “Equipment sales and other revenue” principally includes broadband equipment and networks sold both to customers in our consumer and enterprise markets.

Cost of services. “Cost of services” primarily includes the cost of broadband services provided to our consumer and enterprise customers, maintenance and other contracted services, and costs associated with satellite and transponder leases and services.

Cost of sales - equipment and other. “Cost of sales - equipment and other” principally consists of the cost of broadband equipment and networks provided to customers in our consumer and enterprise markets. It also includes certain other costs associated with the deployment of equipment to our customers.

Selling, general and administrative expenses. “Selling, general and administrative expenses” primarily include selling costs, and employee-related costs associated with administrative services such as legal, information systems, accounting and finance, and including bad debt expense. It also includes research and development expenses associated with the design and development of products to support future growth and provide new technology and innovation to our customers, professional fees, and other expenses associated with facilities and administrative services.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” includes our impairment losses related to our property and equipment, regulatory authorizations, goodwill, and other intangible assets.

Interest income. “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization, discount accretion on debt securities, and changes in allowance for estimated credit losses on investments.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt, and interest expense associated with our finance lease obligations.

Other, net. “Other, net” primarily includes gains and losses realized on the sale of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, impairment of our equity method investments, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, foreign currency transaction gains and losses, equity in earnings and losses of our affiliates, dividends received from our marketable investment securities, and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations in our Consolidated Financial Statements.

Operating income before depreciation and amortization (“OIBDA”). OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.” This “non-GAAP measure” is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

Broadband subscribers. Broadband subscribers include domestic and international customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table presents our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	For the Years Ended
	December 31,		Variance
Statements of Operations Data	2024	2023	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,210,840	$1,448,489	$(237,649)	(16.4)
Equipment sales and other revenue	349,533	299,367	50,166	16.8
Total revenue	1,560,373	1,747,856	(187,483)	(10.7)

Costs and expenses:
Cost of services	681,021	540,945	140,076	25.9
% of Service revenue	56.2%	37.3%
Cost of sales - equipment and other	307,742	239,336	68,406	28.6
% of Equipment sales and other revenue	88.0%	79.9%
Selling, general and administrative expenses	375,538	439,984	(64,446)	(14.6)
% of Total revenue	24.1%	25.2%
Depreciation and amortization	365,902	389,632	(23,730)	(6.1)
Impairment of long-lived assets and goodwill	—	532,940	(532,940)	*
Total costs and expenses	1,730,203	2,142,837	(412,634)	(19.3)

Operating income (loss)	(169,830)	(394,981)	225,151	57.0

Other income (expense):
Interest income	25,393	85,036	(59,643)	(70.1)
Interest expense, net of amounts capitalized	(98,802)	(89,569)	(9,233)	(10.3)
Other, net	(9,024)	(32,798)	23,774	72.5
Total other income (expense), net	(82,433)	(37,331)	(45,102)	*

Income (loss) before income taxes	(252,263)	(432,312)	180,049	41.6
Income tax benefit (provision), net	34,153	(46,126)	80,279	*
Effective tax rate	13.5%	(10.7)%
Net income (loss)	(218,110)	(478,438)	260,328	54.4
Less: Net income (loss) attributable to noncontrolling interests	(8,707)	(16,569)	7,862	47.5
Net income (loss) attributable to HSSC	$(209,403)	$(461,869)	$252,466	54.7

Other data:
Broadband subscribers, as of period end (in millions)	0.883	1.004	(0.121)	(12.1)
Broadband subscribers additions (losses), net (in millions)	(0.121)	(0.224)	0.103	46.0
Purchases of property and equipment, net of refunds	$205,330	$190,129	$15,201	8.0
OIBDA**	$196,072	$(5,349)	$201,421	*

*Percentage is not meaningful.

**

A reconciliation of OIBDA to Operating income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements, is included in Results of Operations. For further information on our use of OIBDA, see Explanation of Key Metrics and Other Items.

Broadband subscribers. We lost approximately 121,000 net Broadband subscribers for the year ended December 31, 2024 compared to the loss of approximately 224,000 net Broadband subscribers during the same period in 2023. The decrease in net Broadband subscriber losses was primarily due to lower subscriber disconnects as a result of the new EchoStar XXIV satellite service launch, which increased capacity and subscriber service satisfaction. We continue to operate in a highly competitive environment, with continued pressure from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $1.211 billion for the year ended December 31, 2024, a decrease of $238 million, or 16.4%, as compared to 2023. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers. In addition, the year ended December 31, 2023 was positively impacted by revenue from Hughes Systique which was deconsolidated from our Consolidated Financial Statements as of December 31, 2023.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $350 million for the year ended December 31, 2024, an increase of $50 million, or 16.8%, as compared to 2023. The increase was primarily attributable to higher hardware sales to our North American and international enterprise customers; partially offset by a decrease in hardware sales to our mobile satellite system customers.

Cost of services. “Cost of services” totaled $681 million for the year ended December 31, 2024, an increase of $140 million, or 25.9%, as compared to 2023. The increase was primarily attributable to an increase in transponder lease costs from the EchoStar XXIV lease, partially offset by lower costs of broadband services to our North American and international consumer customers. Our Cost of services represented 56.2% and 37.3% of Service revenue during the year ended December 31, 2024 and 2023, respectively. This increase primarily resulted from a change in service mix to lower margin services.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $308 million for the year ended December 31, 2024, an increase of $68 million, or 28.6%, as compared to 2023. The increase was primarily attributable to the corresponding increase in equipment revenue.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $376 million for the year ended December 31, 2024, a decrease of $64 million, or 14.6%, as compared to 2023. The decrease was primarily attributable to lower costs to support the Hughes segment and lower marketing expenditures, partially offset by an increase in bad debt expense.

Depreciation and amortization. “Depreciation and amortization” expense totaled $366 million for the year ended December 31, 2024, a decrease of $24 million, or 6.1%, as compared to 2023. The decrease was primarily attributable to a decrease in non-satellite depreciation expense.

Impairment of long-lived assets and goodwill. “Impairment of long-lived assets and goodwill” totaled $533 million for the year ended December 31, 2023. This impairment represents a noncash impairment charge to goodwill. See Note 2 to the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest income. “Interest income” totaled $25 million for the year ended December 31, 2024, a decrease of $60 million, or 70.1% as compared to 2023. This decrease primarily resulted from lower average cash and marketable investment securities balances during the year ended December 31, 2024.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $99 million for the year ended December 31, 2024, an increase of $9 million, or 10.3%, as compared to 2023. The increase was primarily attributable to a decrease in capitalized interest relating to the EchoStar XXIV satellite program which was placed in service in December 2023.

Other, net. “Other, net” totaled $9 million for the year ended December 31, 2024, a decrease of $24 million, or 73% as compared to 2023. The decrease was primarily related to the impairment of our investment in Broadband Connectivity Solutions (Restricted) Limited (BCS) as a result of increased competition and the economic environment of this business during the year ended December 31, 2023.

Income tax benefit (provision), net. “Income tax benefit (provision), net” was $34 million for the year ended December 31, 2024, as compared to $(46) million for the year ended December 31, 2023. Our effective income tax rate was 13.5% and (10.7)% for the year ended December 31, 2024 and 2023, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2024 were primarily due to excluded foreign losses where the Company carries a full valuation allowance, and the impact of state and local taxes. The variations in our effective tax rate from the U.S. federal statutory rate for the year ended December 31, 2023 were primarily due to excluded losses for goodwill impairment, excluded investment impairment losses, and excluded foreign losses where the Company carries a full valuation allowance.

Net income (loss) attributable to HSSC. The changes in “Net income (loss) attributable to HSSC” during the year ended December 31, 2024 compared to the same period in 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP.  Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.  We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance.  The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

OIBDA

OIBDA, which is presented below, is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance.  We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability of our business on a more variable cost basis as it excludes the depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors.  OIBDA is calculated by adding back depreciation and amortization expense to operating income (loss).

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Operating income (loss)	$(169,830)	$(394,981)	$254,452
Depreciation and amortization	365,902	389,632	431,065
OIBDA	$196,072	$(5,349)	$685,517

The changes in OIBDA during the years ended December 31, 2024, 2023 and 2022 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Guarantor Financial Information

Our senior notes are jointly and severally guaranteed on a senior secured basis by certain of our wholly-owned subsidiaries (the “Guarantors”). Specifically, EchoStar Orbital, L.L.C., EchoStar Government Services, L.L.C., EchoStar Satellite Services L.L.C., HNS-India VSAT, Inc, Hughes Network Systems, L.L.C, HNS License-Sub L.L.C., HNS Real Estate L.L.C., Hughes Communications, Inc., Hughes Network Systems International Service, Co., HNS Americas, L.L.C., HNS Americas II, L.L.C.

Certain of our wholly-owned subsidiaries are designated as “Unrestricted Subsidiaries” and do not guarantee any of our registered senior notes. The guarantee of the Guarantors will be discharged and released in accordance with the terms of the applicable indenture. The rights of holders of the registered senior notes against the Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law.

Each entity in the summarized combined financial information follows the same accounting policies as described in the consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis and is derived from HSSC’s consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the combined obligor group of debt issued by HSSC is presented in the table below:

	As of December 31,
	2024	2023

	(In thousands)
Current assets	$572,781	$1,954,927
Noncurrent assets	2,575,931	2,781,659
Current liabilities	410,630	670,383
Noncurrent liabilities	2,588,899	2,725,566
Due from non-guarantors	91,679	123,822
Due from related parties	19,881	12,266
Due to non-guarantors	38,880	44,165
Due to related parties	788,633	1,091,478

The summarized results of operations information for the consolidated obligor group of debt issued by HSSC is presented in the table below:

For the Year Ended
December 31, 2024
(In thousands)
Total revenues	$1,338,131
Operating income (loss)	(130,543)
Net income (loss)	(152,368)
Revenue from non-guarantors	35,959

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2024, our cash, cash equivalents and current marketable investment securities had a fair value of $204 million. Of that amount, a total of $204 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2024 current non-strategic investment portfolio of $204 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2024 of 5.6%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2024 would result in a decrease of approximately $2 million in annual interest income.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2024, we had foreign currency forward contracts with a notional amount of $1 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2024. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2024 would have resulted in an estimated loss to the cumulative translation adjustment of $32 million as of December 31, 2024.

Long-Term Debt

As of December 31, 2024, we had debt of $1.545 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $1.327 billion using quoted market prices. The fair value of our debt is affected by fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $32 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2024, primarily all of our long-term debt consisted of fixed rate indebtedness.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.CONTROLS AND PROCEDURES

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B.   OTHER INFORMATION

10b5-1 Trading Arrangements

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2024. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

EchoStar’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in its best interests.

Fees Paid to KPMG LLP for 2024 and 2023

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the annual audit of the financial statements of EchoStar and its subsidiaries for the years ended December 31, 2024 and 2023, and fees billed for other services rendered by KPMG LLP to EchoStar and its subsidiaries during those periods. We have reported the fees billed for services rendered to both EchoStar and its subsidiaries because the services are not rendered or billed specifically for us but for the EchoStar consolidated group as a whole. Prior year fees paid to KPMG for both EchoStar and DISH Network pre-Merger have been combined to be consistent with the current year presentation.

	For the Years Ended December 31,
	2024	2023
Audit Fees (1)	$7,756,168	$9,724,769
Audit-Related Fees	480,000	1,052,603
Tax Compliance Fees	643,786	858,580
All Other Fees (2)	141,744	115,000
Total Fees	$9,021,698	$11,750,952

(1)	Consists of fees paid by EchoStar and its subsidiaries for the audit of our consolidated financial statements included in EchoStar and its subsidiaries Annual Reports on Form 10-K, review of EchoStar and its subsidiaries unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of EchoStar and its subsidiaries internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

EchoStar’s Board of Directors delegated to EchoStar’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of its independent registered public accounting firm until December 31, 2024.

Requests are submitted to the Audit Committee of EchoStar in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2024 and 2023 were pre-approved by the Audit Committee of EchoStar.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(2)	Exhibits

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of October 2, 2023, by and among EchoStar, DISH and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 03, 2023.)+

3.1(a)*

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
10.22*

Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of April 30, 2019 (incorporated by reference to Exhibit 10.1 to Hughes Satellite Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 8, 2019, Commission File No. 333-179121).**

10.23*

Amendment to EchoStar Non-Qualified Plan – Executive Plan and Adoption Agreement, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to EchoStar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020, Commission File No. 333-179121). **

10.24*

Amendment No. 1 to EchoStar Corporation 2017 Non-Employee Director Stock Incentive Plan (incorporated by reference to EchoStar Corporation’s Definitive Proxy Statement on Schedule 14A, filed March 17, 2021, Commission File No. 001 33807). **

10.25*

Second Amended and Restated EchoStar Corporation Executive Officer Bonus Incentive Plan, dated as of November 2, 2021 (incorporated by reference to Exhibit 10.22 to Hughes Satellite Systems Corporation’s Annual Report on Form 10-K for the Year ended December 31, 2021, filed February 24, 2022, Commission File No. 333-179121). **

10.26

Amended and Restated Support Agreement, dated as of October 2, 2023, by and among EchoStar, DISH Network, and the Ergen Stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 03, 2023.)+

19*

EchoStar Corporation’s Insider Trading Policy (incorporated by reference to Exhibit 19 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 27, 2025).

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

(H)Filed herewith.

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
Date: March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	Chief Executive Officer and President	March 12, 2025
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer, DISH	March 12, 2025
Paul W. Orban	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 12, 2025
Charles W. Ergen

/s/ Paul Gaske	Chief Operating Officer, Hughes, and Director	March 12, 2025
Paul Gaske

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors
Hughes Satellite Systems Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 13 to the consolidated financial statements, the Company reported $1.6 billion in total revenue for the Hughes segment for the year ended December 31, 2024. The Hughes segment has multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For certain revenue streams where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including recording of revenue. We also evaluated the design and tested the operating effectiveness of certain general IT and application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes and the transfer of relevant revenue data between certain systems used in the revenue recognition processes. For a sample of revenue transactions, we assessed the recorded amounts by comparing to underlying documentation, including contracts or payment and transaction support. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

McLean, Virginia
March 12, 2025

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$204,198	$1,276,623
Marketable investment securities	—	417,743
Trade accounts receivable and contract assets, net of allowance for credit losses of $11,314 and $20,399, respectively	275,247	233,915
Prepaids and other assets	63,684	24,769
Inventory	151,043	167,236
Other current assets	48,034	18,562
Total current assets	742,206	2,138,848

Noncurrent Assets:
Property and equipment, net	1,097,190	1,250,074
Operating lease assets	939,896	1,031,303
Regulatory authorizations, net	404,698	407,819
Other intangible assets, net	11,082	13,401
Other investments	23,516	54,137
Other noncurrent assets, net	252,789	303,962
Total noncurrent assets	2,729,171	3,060,696
Total assets	$3,471,377	$5,199,544

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$99,519	$101,163
Contract liabilities	81,558	116,187
Accrued interest	38,845	39,075
Accrued compensation	34,904	38,333
Accrued expenses	55,019	45,863
Operating lease liabilities	72,393	155,932
Other current liabilities	48,242	240,128
Current portion of long-term debt and other notes payable (Note 9)	9,548	5,225
Total current liabilities	440,028	741,906

Long-Term Obligations, Net Of Current Portion:
Long-term debt and other notes payable, net of current portion (Note 9)	1,533,717	1,538,978
Deferred tax liabilities, net	191,559	252,820
Operating lease liabilities, noncurrent	830,629	897,084
Other noncurrent liabilities	85,385	89,667
Total long-term obligations, net of current portion	2,641,290	2,778,549
Total liabilities	3,081,318	3,520,455

Commitments and Contingencies (Note 12)

Stockholder's Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both December 31, 2024 and 2023	—	—
Additional paid-in capital	1,487,758	1,484,064
Accumulated other comprehensive income (loss)	(190,810)	(152,491)
Accumulated earnings (deficit)	(958,518)	279,885
Total HSSC stockholder's equity (deficit)	338,430	1,611,458
Noncontrolling interests	51,629	67,631
Total stockholder's equity (deficit)	390,059	1,679,089
Total liabilities and stockholder's equity (deficit)	$3,471,377	$5,199,544

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$1,210,840	$1,448,489	$1,629,194
Equipment sales and other revenue	349,533	299,367	374,149
Total revenue	1,560,373	1,747,856	2,003,343

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	681,021	540,945	562,849
Cost of sales - equipment and other	307,742	239,336	292,290
Selling, general and administrative expenses	375,538	439,984	462,687
Depreciation and amortization	365,902	389,632	431,065
Impairment of long-lived assets and goodwill	—	532,940	—
Total costs and expenses	1,730,203	2,142,837	1,748,891

Operating income (loss)	(169,830)	(394,981)	254,452

Other Income (Expense):
Interest income	25,393	85,036	30,812
Interest expense, net of amounts capitalized (Note 2)	(98,802)	(89,569)	(92,386)
Other, net (Note 5)	(9,024)	(32,798)	473
Total other income (expense), net	(82,433)	(37,331)	(61,101)

Income (loss) before income taxes	(252,263)	(432,312)	193,351
Income tax benefit (provision), net	34,153	(46,126)	(54,441)
Net income (loss)	(218,110)	(478,438)	138,910
Less: Net income (loss) attributable to noncontrolling interests	(8,707)	(16,569)	(10,503)
Net income (loss) attributable to HSSC	$(209,403)	$(461,869)	$149,413

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(218,110)	$(478,438)	$138,910
Other comprehensive income (loss)
Foreign currency translation adjustments	(45,589)	21,196	5,475
Unrealized holding gains (losses) on available-for-sale securities	182	(198)	(553)
Other	—	98	—
Recognition of previously unrealized (gains) losses on available-for-sale debt securities included in net income (loss)	(207)	247	(17)
Total other comprehensive income (loss), net of tax	(45,614)	21,343	4,905
Comprehensive income (loss)	(263,724)	(457,095)	143,815
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16,002)	(12,919)	(8,795)
Comprehensive income (loss) attributable to HSSC	$(247,722)	$(444,176)	$152,610

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

		Accumulated
	Additional	Other	Accumulated
	Paid-in	Comprehensive	Earnings	Noncontrolling
	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2021	$1,489,776	$(173,381)	$692,341	$60,253	$2,068,989
Non-cash, stock-based compensation	4,318	—	—	—	4,318
Issuance of equity and contribution of assets pursuant to the India JV formation	(14,237)	—	—	44,540	30,303
Dividends to EchoStar Corporation	—	—	(100,000)	—	(100,000)
Other comprehensive income (loss)	—	3,197	—	1,708	4,905
Net income (loss)	—	—	149,413	(10,503)	138,910
Other, net	—	—	—	438	438
Balance, December 31, 2022	1,479,857	(170,184)	741,754	96,436	2,147,863
Non-cash, stock-based compensation	4,207	—	—	—	4,207
Other comprehensive income (loss)	—	17,693	—	3,650	21,343
Deconsolidation of Hughes Systique Corporation	—	—	—	(15,448)	(15,448)
Net income (loss)	—	—	(461,869)	(16,569)	(478,438)
Other, net	—	—	—	(438)	(438)
Balance, December 31, 2023	1,484,064	(152,491)	279,885	67,631	1,679,089
Non-cash, stock-based compensation	3,694	—	—	—	3,694
Other comprehensive income (loss)	—	(38,319)	—	(7,295)	(45,614)
Dividends to EchoStar Corporation	—	—	(1,029,000)	—	(1,029,000)
Net income (loss)	—	—	(209,403)	(8,707)	(218,110)
Other, net	—	—	—	—	—
Balance, December 31, 2024	$1,487,758	$(190,810)	$(958,518)	$51,629	$390,059

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(218,110)	$(478,438)	$138,910
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	365,902	389,632	431,065
Impairment of long-lived assets and goodwill	—	532,940	—
Realized and unrealized losses (gains) on investments, impairments and other	(204)	33,155	(245)
Equity in losses (earnings) of unconsolidated affiliates, net	5,121	4,264	5,703
Foreign currency transaction losses (gains), net	3,901	(5,711)	(6,016)
Deferred tax provision (benefit), net	(60,766)	(36,697)	(48,875)
Non-cash, stock-based compensation	3,694	4,207	4,318
Amortization of debt issuance costs	882	832	783
(Accretion of discounts) and amortization of premiums on debt investments	(939)	(23,788)	(4,590)
Noncurrent assets and noncurrent liabilities, net	49,833	(20,450)	(18,517)
Other, net	—	2,434	12,605
Changes in current assets and current liabilities:
Trade accounts receivable and contract assets, net	(39,677)	(7,464)	(51,440)
Changes in allowance for credit losses	(9,086)	5,041	770
Other current assets	(59,455)	(28,638)	3,513
Trade accounts payable	10,183	(4,505)	511
Contract liabilities	(34,629)	(5,552)	(19,604)
Accrued expenses and other current liabilities	(265,065)	91,290	89,961
Net cash flows from operating activities	(248,415)	452,552	538,852

Cash Flows from Investing Activities:
Purchases of marketable investment securities	—	(964,388)	(986,736)
Sales and maturities of marketable investment securities	414,323	1,373,313	1,045,950
Purchases of property and equipment, net of refunds	(205,330)	(190,129)	(239,403)
Expenditures for externally marketed software	(24,945)	(30,164)	(23,105)
Deconsolidation of Hughes Systique Corporation (Note 5)	—	(17,296)	—
Return of equity investment	20,000	—	—
India JV formation	—	—	(7,892)
Dividend received from unconsolidated affiliate	5,500	—	2,000
Net cash flows from investing activities	209,548	171,336	(209,186)

Cash Flows from Financing Activities:
Repayment of long-term debt, finance lease, and other obligations	—	—	(120)
Payment of in-orbit incentive obligations	(1,480)	(3,889)	(2,988)
Dividends to EchoStar Corporation	(1,029,000)	—	(100,000)
Other, net	3,127	278	—
Net cash flows from financing activities	(1,027,353)	(3,611)	(103,108)

Effect of exchange rates on cash and cash equivalents	(5,708)	2,991	(2,233)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(1,071,928)	623,268	224,325
Cash and cash equivalents, including restricted amounts, beginning of period	1,277,741	654,473	430,148
Cash and cash equivalents, including restricted amounts, end of period	$205,813	$1,277,741	$654,473

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

Hughes Satellite Systems Corporation (which, together with its subsidiaries, is referred to as “HSSC,” the “Company,” “we,” “us” and “our”) is a holding company and a subsidiary of EchoStar Corporation (“EchoStar” and “parent”). We were formed as a Colorado corporation in March 2011 to facilitate the acquisition by EchoStar (the “Hughes Acquisition”) of Hughes Communications, Inc. and its subsidiaries and related financing transactions. In connection with our formation, EchoStar contributed the assets and liabilities of its satellite services business to us, including the principal operating subsidiary of its satellite services business, EchoStar Satellite Services L.L.C. Substantially all of the voting power of the shares of EchoStar is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family.

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. Historically, we reported two primary business segments: (1) Hughes; and (2) EchoStar Satellite Services. See Note 13 for information regarding our segment reporting.

●	Hughes segment — We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. As of December 31, 2024, we had 883,000 Broadband subscribers.

We currently lease the capacity of EchoStar XXIV from an affiliate of ours, EchoStar XXIV L.L.C., effective December 2023. The EchoStar XXIV satellite began service in December 2023, bringing additional broadband capacity across North and South America and is an integral part of our satellite services business.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of HSSC and our consolidated subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs or outputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, and incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives and subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2024 and 2023 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment,

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers.

During the year ended December 31, 2024 we wrote off the portion of the balance owed from a single significant customer which was not previously included in our allowance for credit losses to bad debt expense, which is a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations. As of December 31, 2024 our concentration of credit risk is approximately evenly spread across our portfolio.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other income (expense)” on our Consolidated Statements of Operations.

All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations.

We evaluate our debt investment portfolio to determine whether declines in the fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate the expected credit losses, measured over the contractual life of marketable debt securities considering relevant issuer specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay.

Receivables and Related Allowance for Credit Losses

General Accounts Receivable

Trade accounts receivable represent our unconditional rights to consideration arising from our performance under our customer contracts and are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions.

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools identified by management include, but are not limited to residential customers, commercial customers and enterprise customers. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in the unemployment rate, external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. Past due trade accounts receivable balances are written off against our allowance for credit losses when our internal collection efforts have been unsuccessful.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of manufactured inventory includes the cost of materials, labor, freight-in, royalties and manufacturing overhead. Net realizable value is calculated as the estimated selling price less reasonable costs necessary to complete, sell, transport and dispose of the inventory. We record write downs for inventory for obsolete and slow moving items based on trends and experience. We enter into arrangements with distributors where physical delivery of a product to a distributor has occurred, but we maintain control of the product until such time it is sold to an end consumer. For these arrangements, we account for the products as consigned inventory.

Property and Equipment

Property and equipment, including capitalized expenditures related to our satellites, are stated at cost less depreciation and impairment losses, if any. Capitalized expenditures include the cost of long-lived assets, plus the cost to construct the asset such as labor and overhead directly benefiting the asset. Interest is capitalized when pre-construction activity commences and ends once the asset is ready for its intended purpose. Our equipment leased to customers is generally capitalized when they are installed in customers’ homes. We have certain assets acquired under finance leases. The recorded costs of those assets are the present values of all lease payments. We amortize our finance lease right of use (“ROU”) assets over their respective lease terms.

If a satellite were to fail while in-orbit, the resultant loss would be charged to expense in the period such loss was incurred. The amount of any such loss would be reduced to the extent of insurance proceeds estimated to be received, if any. Depreciation is recorded on a straight-line basis over useful lives ranging from one to 30 years. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements that add value or extend the asset’s useful life are capitalized.

Internal Use Software

We capitalize certain costs related to developing or acquiring internal use software. Capitalization of software costs begins once the preliminary project stage is completed and we commit to funding the software project. Capitalizing ceases when the software project is ready for its intended use. Capitalized software costs are recorded in “Property and equipment, net” on our Consolidated Balance Sheets and are amortized over the estimated useful life of the software. Costs incurred during the preliminary project stage plus costs associated with training and maintenance are expensed as incurred.

Asset Retirement Obligation

We record an asset retirement obligation for the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets and a corresponding increase in the carrying amount of the related asset in the period in which the obligation is incurred. In periods subsequent to initial measurement, we recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the asset.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Investments

Equity Method Investments

We use the equity method to account for investments when we have the ability to exercise significant influence on the operating decisions of the affiliate. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Other, net” on our Consolidated Statements of Operations. The carrying amount of such investments includes a component of goodwill when the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the affiliate. Dividends received from these affiliates reduces the carrying amount of our investment.

Cost Method Investments

We generally measure investments in non-publicly traded equity instruments without a readily determinable fair value at cost adjusted for observable price changes in orderly transactions for the identical or similar securities of the same issuer and changes resulting from impairments, if any. Other equity instruments are measured to determine their value based on observable market information. When we adjust the carrying amount of an investment to its estimated fair value, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations.

Other Debt Investments

We generally record our investments in non-publicly traded debt instruments without a readily determinable fair value at amortized cost. We recognize any discounts over the term of the loan in “Interest income” on the Consolidated Statements of Operations. In addition, from time to time, some of our debt instruments have interest income that is paid-in-kind, which is added to the principal balance to determine the then current interest income. When we adjust the carrying amount of an investment, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations.

Impairment Considerations

We periodically evaluate all of our other investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, litigation updates and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’ enterprise value, regulatory matters, and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired, we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and identifiable finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that have finite lives are amortized over their estimated useful lives. For assets which are held and used in operations, the asset would be impaired if the carrying amount of the asset (or asset group) exceeded its undiscounted future net cash flows. When an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, benchmarks the fair value against the carrying amount of the asset.

Satellite Fleet

We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Certain anomalies may be considered a significant adverse change in the physical condition of a particular satellite. However, based on redundancies designed within each satellite, certain of these anomalies may not be considered significant events requiring a test of recoverability. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023. We will continue to monitor the satellite fleet for indicators of impairment.

Finite-Lived Regulatory Authorizations

We have regulatory authorizations that are not related to the FCC and have determined that they have finite lives due to uncertainties about the ability to extend or renew their terms. Finite lived regulatory authorizations are amortized over their estimated useful lives on a straight-line basis. Renewal costs are usually capitalized when they are incurred. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023.

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. We do not believe any triggering event has occurred which would indicate impairment as of December 31, 2024 and 2023.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets and goodwill but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. Our intangible assets with indefinite lives primarily consist of FCC licenses and certain other contractual or regulatory rights to use spectrum at specified orbital locations. Generally, we have determined that our FCC licenses have indefinite useful lives due to the following:

●	FCC licenses are a non-depleting asset;
●	existing FCC licenses are integral to our business segments and will contribute to cash flows indefinitely;
●	replacement satellite applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;
●	maintenance expenditures to obtain future cash flows are not significant;
●	FCC licenses are not technologically dependent; and
●	we intend to use these assets indefinitely.

Hughes Segment Licenses

We combine all of our indefinite-lived Hughes segment licenses that we currently utilize or plan to utilize in the future into the appropriate unit of accounting. For 2024, 2023 and 2022, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Hughes segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market considerations, and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Hughes segment licenses exceeds the carrying amount. As such, no further analysis was required.

Goodwill

We perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible.

For the year ended December 31, 2023, our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our parent, EchoStar’s market capitalization. As such, we recorded a total noncash impairment charge equal to all of our goodwill of approximately $533 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations.

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, build-out costs associated with our satellites. Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when these activities are substantially suspended.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Business Combinations

When we acquire a business that is not subject to rules pertaining to common control, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at acquisition date fair values. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate.

Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Amortization of these intangible assets in general are recognized on a straight-line basis over an average finite useful life primarily ranging from approximately 5 to 20 years or in relation to the estimated discounted cash flows over the life of the intangible asset.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis on our Consolidated Statements of Operations. Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

From time to time, we engage in transactions where the tax consequences may be subject to uncertainty. We record a liability when, in management’s judgment, a tax filing position does not meet the more likely than not threshold. For tax positions that meet the more likely than not threshold, we may record a liability depending on management’s assessment of how the tax position will ultimately be settled. We adjust our estimates periodically for ongoing examinations by and settlements with various taxing authorities, as well as changes in tax laws, regulations and precedent. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of “Interest expense, net of amounts capitalized” and “Other, net,” respectively, on our Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

●	Level 3, defined as unobservable inputs for which little or no market data exists, consistent with reasonably available assumptions made by other participants therefore requiring assumptions based on the best information available.

As of December 31, 2024 and 2023, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 5 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 9 for the fair value of our debt.

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt, including premiums and discounts relative to par value, are generally deferred and amortized to “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations using the effective interest rate method over the terms of the respective notes. We report unamortized debt issuance costs as a reduction of the related long-term debt on our Consolidated Balance Sheets. See Note 9 for further information.

Revenue Recognition

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Generally, our satellite service contracts with customers contain a single performance obligation and, therefore, there is no need to allocate the transaction price. We transfer control and recognize revenue for satellite services at the point in time or over the period when the services are rendered.

Governmental Funding

We participate in various United States federal and state programs, including, but not limited to, the Affordable Connectivity Program (“ACP”) under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The ACP program funding concluded on June 1, 2024. This revenue is included in “Service revenue” on our Consolidated Statements of Operations. Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but cash has not been received. These amounts are included in “Trade accounts receivable and contract assets, net” on our Consolidated Balance Sheets.

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as trade accounts receivable when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include nonrefundable upfront fees, which are allocated to the identifiable performance obligations. Our satellite services subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. Contract assets are included in “Trade accounts receivable

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

and contract assets, net” and contract liabilities are included in “Contract liabilities” and “Other noncurrent liabilities” on our Consolidated Balance Sheets. Contract balances are amortized over the contract term. See Note 14 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs in our Hughes segment, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average of 6.6 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Operating lease liabilities,” and “Operating lease liabilities, noncurrent” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of long-term debt and other notes payable” and “Long-term debt and other notes payable, net of current portion” on our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations. See Note 8 for further information on our lease expenses.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes the impact of prepaid or deferred lease payments. When our leases do not provide an implicit rate, we use our IBR based on the information available at commencement date in determining the present value of lease payments. Our IBR is based on an estimated secured rate for the same term as the underlying lease plus a credit spread as secured by our assets. For leases denominated in a currency different than U.S. dollar, IBR is estimated using the collateralized borrowing rate in the foreign currency using the U.S. dollar and foreign currency swap spread, when available. The length of our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. We identify and determine the classification of such leases as operating leases or sales-type leases. A lease is classified as a sales-type lease if it meets the criteria for a finance lease; otherwise it is classified as an operating lease. Some of our leases are embedded in contracts with customers that include non-lease performance obligations. For such contracts, except where we have elected otherwise, we allocate consideration in the contract between lease and non-lease components based on their relative standalone selling prices. We elected an accounting policy to not separate the lease of equipment from related services in our HughesNet satellite internet service (the “HughesNet service”) contracts with customers and account for all revenue from such contracts as non-lease service revenue. Assets subject to operating leases remain in “Property and equipment, net” and continue to be depreciated. Assets subject to sales-type leases are derecognized from “Property and equipment, net” at lease commencement and a net investment in the lease asset is recognized in “Trade accounts receivable and contract assets, net” and “Other noncurrent assets, net” on our Consolidated Balance Sheets.

Operating lease revenue is generally recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases are discounted using the interest rate implicit in the lease. We report revenue and periodic interest income from sales-type leases at the commencement date in “Equipment sales and other revenue” on our Consolidated Statements of Operations. We report operating lease revenue in “Service revenue” on our Consolidated Statements of Operations.

Cost of Services

“Cost of services” on our Consolidated Statements of Operations principally consists of costs of satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity and direct labor costs associated with the services provided and is generally charged to expense as incurred.

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Consolidated Statements of Operations principally consists of inventory costs, including freight and royalties, and is generally recognized at the point in time control of the equipment is passed to the customer and related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations. Advertising expenses totaled $43 million, $56 million and $69 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations. Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are included in “Cost of sales – equipment and other” on our Consolidated Statements of Operations. Research and development costs totaled $60 million, $67 million, and $65 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency. Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates. The resulting translation adjustments are reported in “Other, net” on our Consolidated Statements of Comprehensive Income (Loss). Except in certain uncommon circumstances, we have not recorded deferred income taxes related to our foreign currency translation adjustments.

Gains and losses resulting from the re-measurement of transactions denominated in foreign currencies are recognized in “Other, net” on our Consolidated Statements of Operations.

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities are included in Gains (losses) on investments, net in the Consolidated Statements of Operations.

New Accounting Pronouncements

Not Yet Adopted

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

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires, among other items, disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2023-09 will have on our Consolidated Financial Statements and related disclosures.

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our Consolidated Financial Statements and related disclosures.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 3.   SUPPLEMENTAL DATA – CASH FLOW

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, (including capitalized interest)	$97,306	$98,642	$100,295
Cash received for interest	32,260	80,805	20,498
Cash paid for income taxes, net of refunds (1)	202,993	4,902	12,538
Capitalized interest	—	10,115	8,712
Accrued capital expenditures	4,992	15,439	5,998
(1)	Our cash paid for income taxes, net of refunds, includes approximately $196 million of income taxes paid to our parent Company, EchoStar which is included in “Other current liabilities” as of December 31, 2023.

EchoStar Exchange Offer

On March 4, 2024, EchoStar commenced a tender offer to eligible employees (which excludes EchoStar’s co-founders and the non-executive/non-employee members of EchoStar’s Board of Directors) to exchange eligible stock options (which excludes the Ergen 2020 Performance Award) for new options as detailed in EchoStar’s Schedule TO Tender Offer Statement filed March 4, 2024 with the Securities and Exchange Commission (the “Exchange Offer”), to, among other things, further align employee incentives with the current market. The Exchange Offer expired on April 1, 2024 and EchoStar accepted for exchange 4 million stock options of employees of the Company. As a result of the Exchange Offer, the exercise price of approximately 3 million new stock options, affecting approximately 400 eligible employees of the Company, was adjusted to $14.04. The total incremental non-cash stock-based compensation expense resulting from the Exchange Offer was $3 million, which will be recognized over the remaining vesting period of the applicable options.

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets:

	As of December 31,
	2024	2023

	(In thousands)
Net carrying amount of externally marketed software	$109,103	$117,163
Externally marketed software under development and not yet placed into service	$19,275	$26,059

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Capitalized costs related to development of externally marketed software	$24,945	$30,164	$23,105
Amortization expense relating to externally marketed software	$32,792	$29,370	$30,965
Weighted-average useful life (in years)	3.2

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 4.   OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” and excludes noncontrolling interest:

	For the Years Ended December 31,
	2024			''	2023			''	2022
	Before	Tax	Net		Before	Tax	Net		Before	Tax	Net
	Tax	(Expense)	of Tax		Tax	(Expense)	of Tax		Tax	(Expense)	of Tax
	Amount	Benefit	Amount		Amount	Benefit	Amount		Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$(38,294)	$—	$(38,294)		$17,546	$—	$17,546		$3,767	$—	$3,767
Unrealized holding gains (losses) on available-for-sale securities	143	39	182		(220)	22	(198)		475	(1,028)	(553)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	(207)	—	(207)		247	—	247		(17)	—	(17)
Other	—	—	—		98	—	98		—	—	—
Other comprehensive income (loss)	$(38,358)	$39	$(38,319)		$17,671	$22	$17,693		$4,225	$(1,028)	$3,197

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax and excludes noncontrolling interest:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Other	Total

	(In thousands)
Balance as of December 31, 2022	$(170,114)	$28	$(98)	$(170,184)
Foreign currency translation adjustments	17,546	—	98	17,644
Other comprehensive income (loss) before reclassifications	—	(198)	—	(198)
Amounts reclassified to net income (loss)	—	247	—	247
Other comprehensive income (loss)	17,546	49	98	17,693
Balance as of December 31, 2023	(152,568)	77	—	(152,491)
Foreign currency translation adjustments	(38,294)	—	—	(38,294)
Other comprehensive income (loss) before reclassifications	—	182	—	182
Amounts reclassified to net income (loss)	—	(207)	—	(207)
Other comprehensive income (loss)	(38,294)	(25)	—	(38,319)
Balance as of December 31, 2024	$(190,862)	$52	$—	$(190,810)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 5.   MARKETABLE INVESTMENT SECURITIES, RESTRICTED CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Corporate bonds	$—	$91,548
Commercial paper	—	282,898
Other debt securities	—	43,297
Total current marketable investment securities (1)	—	417,743

Restricted cash and cash equivalents (2)	1,615	1,118

Other investments
Equity method investments (3)	12,238	42,859
Cost method investments	11,278	11,278
Total other investments	23,516	54,137

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$25,131	$472,998
(1)	During the year ended December 31, 2024, we liquidated our marketable investment securities portfolio to make cash distributions to our parent.
(2)	Restricted cash and cash equivalents are included in “Other current assets” on our Consolidated Balance Sheets.
(3)	The decrease in equity method investments primarily results from distributions from our Broadband Connectivity Solutions (Restricted) Limited Investment, discussed below.

Equity Method Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe/EchoStar LLC (“Deluxe”), a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. For the year ended December 31, 2024, BCS distributed $20 million of this investment to us.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cost Method Investments

Hughes Systique Corporation

We own 42% of Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services. Prior to December 31, 2023, we consolidated Hughes Systique’s financial statements into our Consolidated Financial Statements, see Note 15 for further information. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments” on our Consolidated Balance Sheets.

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of December 31,
	2024			00	2023
	Total	Level 1	Level 2		Total	Level 1	Level 2

	(In thousands)
Cash equivalents (including restricted)	$88,789	$204	$88,585		$1,176,356	$177,009	$999,347

Available-for-sale debt securities:
Corporate bonds	$—	$—	$—		$91,548	$—	$91,548
Commercial paper	—	—	—		282,898	—	282,898
Other debt securities	—	—	—		43,297	38,799	4,498
Total	$—	$—	$—		$417,743	$38,799	$378,944

As of December 31, 2024 and December 31, 2023, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other income (expense)” included on our Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
Other, net:	2024	2023	2022

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$204	$245	$245
Equity in earnings (losses) of unconsolidated affiliates	(5,121)	(4,264)	(5,703)
Foreign currency transaction gains (losses)	(3,901)	5,711	6,016
Other-than temporary impairment losses on equity method investments	—	(33,400)	—
Other	(206)	(1,090)	(85)
Total	$(9,024)	$(32,798)	$473

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 6.   INVENTORY

The following table presents the components of inventory:

	As of December 31,
	2024	2023

	(In thousands)
Raw materials	$30,594	$32,492
Work-in-process	30,302	32,832
Finished goods	90,147	101,912
Total inventory	$151,043	$167,236

Not

NOTE 7.   PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and Equipment

Property and equipment consisted of the following:

				As of December 31,
	Depreciable Life			2024	2023
	(In years)			(In thousands)
Equipment leased to customers	2	-	4	$865,003	$883,565
Satellites (1)	5	-	15	1,210,437	1,506,541
Satellites acquired under finance lease agreements (2)		15		344,972	368,384
Furniture, fixtures, equipment and other	1	-	12	682,614	683,246
Software and computer equipment	1	-	5	300,255	293,908
Buildings and improvements	1	-	30	129,779	115,354
Land		-		13,460	13,547
Construction in progress		-		7,980	28,217
Total property and equipment				3,554,500	3,892,762
Accumulated depreciation				(2,457,310)	(2,642,688)
Property and equipment, net				$1,097,190	$1,250,074
(1)	The Spaceway 3 satellite was deorbited in January 2024
(2)	The change in value of our satellites acquired under finance lease agreements is due to fluctuations in foreign currency exchange rates

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Equipment leased to customers	$114,143	$168,656	$221,645
Satellites	105,139	105,717	99,865
Buildings, furniture, fixtures, equipment and other	83,683	53,445	47,391
Software and computer equipment	25,963	28,359	28,074
Intangible assets and other amortization expense	36,974	33,455	34,090
Total depreciation and amortization	$365,902	$389,632	$431,065

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Satellites

As of December 31, 2024, our satellite fleet consisted of eight satellites in geosynchronous orbit, approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which we lease from an affiliate which is accounted for as an operating lease.

As of December 31, 2024, our satellite fleet in service consisted of the following:

		Degree Orbital	Lease
		Location	Termination
Satellites	Launch Date	(Longitude)	Date
Owned:
EchoStar XVII	July 2012	107 W	N/A
EchoStar XIX	December 2016	97.1 W	N/A
Al Yah 3 ("AY3")	January 2018	20 W	N/A
EchoStar IX	August 2003	121 W	N/A

Finance leases:
Eutelsat 65 West A	March 2016	65 W	July 2031
Telesat T19V	July 2018	63 W	August 2033
EchoStar 105/SES‑11	October 2017	105 W	November 2029

Operating leases:
EchoStar XXIV	July 2023	95.2 W	December 2030

In addition to the satellites listed above, during 2025 we have launched and will launch certain satellites in connection with additional business opportunities.

The following table presents capitalized interest associated with our satellites and satellite-related ground infrastructure:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Capitalized interest	$—	$10,115	$8,712

Satellite-Related Commitments

As of December 31, 2024 and December 31, 2023 our satellite-related commitments, excluding in-orbit incentives, were $43 million and $193 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position.

There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2024.

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. As of December 31, 2024, we have yet to receive any compensation from the insurance claim. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Fair Value of In-Orbit Incentives

As of December 31, 2024 and December 31, 2023, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $41 million and $46 million, respectively.

Intangible Assets

As of December 31, 2024 and 2023, our identifiable intangibles, including intangibles subject to amortization and non-amortizing intangibles, consisted of the following:

	As of December 31,
	2024		2023
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization

	(In thousands)
Customer relationships	$274,155	$(272,602)	$274,260	$(271,873)
Patents	51,400	(51,400)	51,400	(51,400)
Trademarks and licenses	29,700	(20,171)	29,700	(18,686)
Total	$355,255	$(344,173)	$355,360	$(341,959)

These identifiable intangibles are included in “Other intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately 5 to 20 years. Amortization was $2 million, $2 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Future Amortization

Estimated future amortization of our identifiable intangible assets as of December 31, 2024, excluding non-amortizing intangibles, is as follows:

For the Years Ending December 31,	Total
(In thousands)
2025	$2,256
2026	2,256
2027	1,496
2028	1,485
2029	1,485
Thereafter	2,104
Total	$11,082

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $533 million in “Impairment of long-lived assets and goodwill” on our Consolidated Statements of Operations. See Note 2 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2024 and 2023, we have zero goodwill recorded on our Consolidated Balance Sheets.

Regulatory Authorizations

As of December 31, 2024 and 2023, our Regulatory Authorizations with indefinite lives consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
95 W	$200,000	$200,000
107 W	200,000	200,000
Total	$400,000	$400,000

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2024 and 2023, our Regulatory Authorizations with finite lives consisted of the following:

	As of December 31,
	2024		2023
	Finite Lived Assets	Accumulated Amortization	Finite Lived Assets	Accumulated Amortization

	(In thousands)
Total	$10,295	$(5,597)	$12,754	$(4,935)

These identifiable intangibles are included in “Regulatory authorizations, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life of 11 years. Amortization was $2 million, $2 million and $1 million for the years ended December 31, 2024, 2023 and 2022 respectively. Foreign currency translation adjustments were gains of $1 million, losses of less than $1 million and losses of less than $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization of our Regulatory Authorizations as of December, 31, 2024 is as follows:

For the Years Ending December 31,	Total
(In thousands)
2025	$480
2026	482
2027	482
2028	482
2029	482
Thereafter	2,290
Total	$4,698

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 8.  LEASES

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 13 years with a weighted average lease term of 6.6 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 15 for further details on the EchoStar XXIV operating lease.

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2024	2023

	(In thousands)
Right-of-use assets:
Operating	$939,896	$1,031,303
Finance	183,391	218,807
Total right-of-use assets	$1,123,287	$1,250,110

Lease liabilities:
Current:
Operating (1)	$72,393	$155,932
Finance	—	—
Total current	72,393	155,932
Noncurrent:
Operating	830,629	897,084
Finance	—	—
Total noncurrent	830,629	897,084
Total lease liabilities	$903,022	$1,053,016

Weighted Average Remaining Lease Term:
Finance leases	0.0 years	0.0 years
Operating leases	6.6 years	7.5 years

Weighted Average Discount Rate:
Finance leases	—%	—%
Operating leases	12.0%	12.1%
(1)	The decrease in current operating lease liabilities is due to prepayments related to the EchoStar XXIV satellite, resulting in the lease liability and associated asset being remeasured. Refer to Note 15 for further details on the EchoStar XXIV operating lease prepayments.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2024 and 2023 we have prepaid our obligations regarding all of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $162 million and $150 million as of December 31, 2024 and 2023, respectively.

The following table presents the components of lease expense, weighted-average lease terms and discount rates for operating and finance leases:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Lease cost:
Operating lease cost	$24,845	$30,299	$25,219
Operating lease cost - EchoStar XXIV	190,699	—	—
Total operating lease cost	215,544	30,299	25,219
Finance lease cost:
Amortization of right-of-use assets	23,863	27,682	29,906
Interest on lease liabilities	—	—	7
Total finance lease cost	23,863	27,682	29,913
Short-term lease cost	—	—	258
Variable lease cost	—	—	2,246
Total lease cost	$239,407	$57,981	$57,636

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$273,300	$22,981	$24,653
Operating cash flows from finance leases	$—	$—	$7
Financing cash flows from finance leases	$—	$—	$124

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$229	$902,981	$4,307
Finance leases	$—	$—	$—

Refer to Note 15 for further details on EchoStar XXIV operating lease.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Maturities of lease liabilities as of December 31, 2024 were as follows:

For the Years Ending December 31,	Total
(In thousands)
2025	$173,314
2026	216,059
2027	214,735
2028	212,812
2029	211,947
Thereafter	271,653
Total future minimum lease payments	1,300,520
Less: Interest	(397,498)
Total lease liabilities	$903,022

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. The following table presents our lease revenue by type of lease:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Sales-type lease revenue:
Revenue at lease commencement	$8,517	$11,429	$7,557
Interest income	2,030	2,002	1,220
Total sales-type lease revenue	10,547	13,431	8,777
Operating lease revenue	14,734	47,051	64,375
Total lease revenue (1)	$25,281	$60,482	$73,152
(1)	The reduction in total lease revenue relates to the loss of a single significant customer.

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $26 million and $30 million as of December 31, 2024 and 2023, respectively.

The following table presents future operating lease payments to be received as of December 31, 2024:

For the Years Ending December 31,	Total
(In thousands)
2025	$9,322
2026	5,285
2027	4,093
2028	1,379
2029	1,008
Thereafter	16
Total	$21,103

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 9.   LONG-TERM DEBT AND OTHER NOTES PAYABLE

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2024:

	As of December 31,
	2024		2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
5 1/4% Senior Secured Notes due 2026	$750,000	$686,475	$750,000	$665,678
6 5/8% Senior Notes due 2026	750,000	595,725	750,000	591,525
Other notes payable	44,774	44,774	46,594	46,594
Subtotal	1,544,774	$1,326,974	1,546,594	1,303,797
Unamortized deferred financing costs and other debt discounts, net	(1,509)		(2,391)
Total	1,543,265		1,544,203
Less: current portion	(9,548)		(5,225)
Long-term debt and other notes payable, net of current portion	$1,533,717		$1,538,978

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

5 1/4% Senior Secured Notes due 2026

On July 27, 2016, we issued $750.0 million aggregate principal amount of 5 1/4% Senior Secured Notes due August 1, 2026 (the “2026 Senior Secured Notes”). Interest on the 2026 Senior Secured Notes accrues at an annual rate of 5 1/4% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

Our Senior Notes due 2026 are:

●	our secured obligations;
●	secured by security interests in substantially all of our and certain of our subsidiaries existing and future tangible and intangible assets on a first priority basis, subject to certain exceptions;
●	effectively junior to our obligations that are secured by assets that are not part of the collateral that secures the 2026 Senior Secured Notes to the extent of the value of the collateral securing such obligations;
●	effectively senior to our existing and future unsecured obligations to the extent of the value of the collateral securing the 2026 Senior Secured Notes, after giving effect to permitted liens as provided in the 2016 Secured Indenture;
●	senior in right of payment to all of our existing and future obligations that are expressly subordinated to the 2026 Senior Secured Notes;
●	structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the 2026 Senior Secured Notes; and
●	unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness and effectively senior to such guarantors’ existing and future obligations to the extent of the value of the assets securing the 2026 Senior Secured Notes.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of certain of our subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on our capital stock or repurchase our capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company;
●	transfer and sell assets; and
●	restrict our subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets.

In the event of a change of control, as defined in the respective indenture, we would be required to make an offer to repurchase all or any part of a holder’s 2026 Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

6 5/8% Unsecured Senior Notes due 2026

On July 27, 2016, we issued $750 million aggregate principal amount of 6 5/8% Senior Unsecured Notes due August 1, 2026 (the “2026 Senior Unsecured Notes”). Interest on the 2026 Senior Unsecured Notes accrues at an annual rate of 6 5/8% and is payable semi-annually in cash, in arrears, on February 1 and August 1 of each year.

Our Senior Notes due 2026 are:

●	our unsecured senior obligations;
●	ranked equally with all existing and future unsubordinated indebtedness and effectively junior to any secured indebtedness up to the value of the assets securing such indebtedness;
●	effectively junior to our obligations that are secured to the extent of the value of the collateral securing such obligations;
●	senior in right of payment to all our existing and future obligations that are expressly subordinated to the 2026 Senior Unsecured Notes;
●	structurally junior to any existing and future obligations of any of our subsidiaries that do not guarantee the 2026 Senior Unsecured Notes; and
●	unconditionally guaranteed, jointly and severally, on a general senior secured basis by certain of our subsidiaries, which guarantees rank equally with all of the guarantors’ existing and future unsubordinated indebtedness, and effectively junior to any secured indebtedness of the guarantors up to the value of the assets securing such indebtedness.

Subject to certain exceptions, the Indentures contain restrictive covenants that, among other things, impose limitations on our ability and, in certain instances, the ability of certain of our subsidiaries to:

●	incur additional debt;
●	pay dividends or make distributions on our capital stock or repurchase our capital stock;
●	make certain investments;
●	create liens or enter into sale and leaseback transactions;
●	enter into transactions with affiliates;
●	merge or consolidate with another company;

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

●	transfer and sell assets; and
●	restrict our subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets.

In the event of a change of control, as defined in the respective indenture, we would be required to make an offer to repurchase all or any part of a holder’s 2026 Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount thereof, together with accrued and unpaid interest thereon, to the date of repurchase.

Interest on Long-Term Debt

		Annual
	Semi-Annual	Debt Service
	Payment Dates	Requirements
		(In thousands)
5 1/4% Senior Secured Notes due 2026	February 1 and August 1	$39,375
6 5/8% Senior Notes due 2026	February 1 and August 1	$49,688

NOTE 10.   INCOME TAXES AND ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

HSSC and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity.

As of December 31, 2024, we had foreign net operating loss carryforwards (“NOLs”) of $452 million and $142 million of related taxes which are partially offset by valuation allowances. In addition, we had no NOLs for federal and state income tax purposes.

In 2024, we have research and development credit carryforwards of $5 million available in the United States which is fully offset by a valuation allowance.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Current benefit (provision):
Federal	$(22,075)	$(64,692)	$(83,594)
State	2,363	(12,736)	(15,430)
Foreign	(6,901)	(5,395)	(4,292)
Total current benefit (provision)	$(26,613)	$(82,823)	$(103,316)

Deferred benefit (provision):
Federal	$49,802	$25,322	$37,714
State	11,470	10,065	8,186
Foreign	(506)	1,310	2,975
Total deferred benefit (provision)	60,766	36,697	48,875
Total benefit (provision)	$34,153	$(46,126)	$(54,441)

Our ($252) million of “Income (loss) before income taxes” on our Consolidated Statements of Operations included a loss of $57 million related to our foreign operations.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal tax rate:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Statutory rate	$52,975	$90,786	$(40,604)
State income taxes, net of federal benefit (provision)	10,927	4	(4,005)
Permanent differences	716	728	(2,233)
Impairments	—	(108,734)	—
Tax credits, including withholding tax	(1,064)	4,196	3,699
Valuation allowance	(25,967)	(45,043)	(21,359)
Rates different than statutory	5,945	16,041	9,753
Uncertain Tax Positions	(7,413)	—	—
Other	(1,966)	(4,104)	308
Total income tax benefit (provision), net	$34,153	$(46,126)	$(54,441)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred taxes arise because of the differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$152,355	$153,421
Other investments	32,953	32,785
Accrued expenses	48,121	61,177
Non-cash, stock-based compensation	5,779	5,821
Other assets	36,361	33,303
Total deferred tax assets	275,569	286,507
Valuation allowance	(193,118)	(209,411)
Deferred tax assets after valuation allowance	$82,451	$77,096

Deferred tax liabilities:
Property and equipment, regulatory authorizations, and other intangibles	$(245,232)	$(300,396)
Other liabilities	(21,761)	(21,322)
Total deferred tax liabilities	(266,993)	(321,718)
Total net deferred tax liabilities	$(184,542)	$(244,622)

Net deferred tax assets (liabilities) foreign jurisdiction	$7,017	$8,198
Net deferred tax assets (liabilities) domestic	(191,559)	(252,820)
Net deferred tax asset (liability) (1)	$(184,542)	$(244,622)
(1)	The presentation of net deferred tax liability includes both deferred tax liabilities and deferred tax assets. Certain foreign deferred tax assets are presented as part of “Other noncurrent assets, net” on our Consolidated Balance Sheets and our deferred tax liabilities related to all other jurisdictions are reported separately as “Deferred tax liabilities, net” on our Consolidated Balance Sheets.

Overall, our net deferred tax assets were offset by a valuation allowance of $193 million and $209 million as of December 31, 2024 and 2023, respectively. The change in the valuation allowance relates to an increase in the net operating loss carryforwards for certain foreign subsidiaries, offset by a decrease due to changes in foreign exchange rates.

As of December 31, 2024, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax. We are subject to United States federal, state and local income tax examinations by tax authorities for the years as early as tax year 2008. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016 and 2018 through 2019. We also file income tax returns in the United Kingdom, Germany, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Other non-current liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2024	2023	2022

	(In thousands)
Balance, beginning of period	$10,321	$7,172	$7,294
Additions based on tax positions related to the current year	6,051	—	—
Additions based on tax positions reclassified from HSSC to EchoStar	—	3,149	—
Reductions based on tax positions related to prior years	—	—	(122)
Balance, end of period	$16,372	$10,321	$7,172

As of December 31, 2024, 2023 and 2022 we had $16 million, $10 million and $7 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.

For the years ended December 31, 2024, 2023 and 2022, our income tax provision included an insignificant amount of interest and penalties.

NOTE 11.   EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which EchoStar is authorized to issue up to 8.0 million shares of its Class A common stock. At December 31, 2024, EchoStar had 3.4 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP and such shares must be help for a minimum of 180 days from the purchase date.

401(k) Employee Savings Plans

EchoStar sponsors a 401(k) Employee Savings Plan (the “EchoStar 401(k) Plan”) for eligible employees. Voluntary employee contributions to the EchoStar 401(k) plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $7,500 per employee participating in the EchoStar 401(k) Plan. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and discretionary contributions. Our Board of Directors may also authorize an annual discretionary contribution to the 401(k) plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the EchoStar 401(k) Plan	2024	2023	2022

	(In thousands)
Matching contributions, net of forfeitures	$5,534	$5,847	$5,475
Discretionary stock contributions, net of forfeitures (1)	$(2,415)	$5,491	$7,042
(1)	The amount accrued in 2023 was not paid in 2024, therefore the accrual was reversed.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due in the Years Ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter

	(In thousands)
Long-term debt obligations (1)	$1,544,774	$9,548	$1,507,524	$8,735	$2,795	$3,219	$12,953
Interest expense on long-term debt	189,069	92,057	91,473	1,699	1,164	995	1,681
Satellite-related commitments (2)	43,369	15,498	7,927	4,583	3,250	2,942	9,169
Operating lease obligations (3)	1,300,520	173,314	216,059	214,735	212,812	211,947	271,653
Total (4)(5)	$3,077,732	$290,417	$1,822,983	$229,752	$220,021	$219,103	$295,456
(1)	Assumes all long-term debt is outstanding until scheduled maturity.
(2)	Includes payments pursuant to: i) regulatory authorizations, ii) non-lease costs associated with our finance lease satellites, and iii) commitments for satellite service arrangements.
(3)	Operating leases consist primarily of leases for the EchoStar XXIV satellite, office space, data centers and satellite-related ground infrastructure.
(4)	The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our noncurrent liabilities as the timing of any payments is uncertain.
(5)	The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of December 31, 2024, the gross amount of fees, penalties and interest owed was approximately $91 million with $54 million remaining outstanding as a result of historical payments.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed. The parties reached a conditional agreement to settle the matter, but the conditions were not met, so the stay entered on October 3, 2024 was lifted on November 22, 2024.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the components of the accrual:

	As of December 31,
	2024	2023

	(In thousands)
Additional license fees	$3,314	$3,405
Penalties	3,402	3,495
Interest on license fees and penalties	84,643	82,627
Less: Payments	(36,929)	(27,807)
Total accrual	54,430	61,720
Less: Current portion (1)	9,860	10,130
Total long-term accrual (2)	$44,570	$51,590
(1)	The current portion of the accrual is included in “Accrued expenses” on our Consolidated Balance Sheets
(2)	The long-term portion of the accrual is included in “Other noncurrent liabilities” on our Consolidated Balance Sheets

Any eventual payments made with respect to the ultimate outcome of this matter may be different from our accrual and such differences could be significant.

Hughes Telecomunicações do Brasil v. State of São Paulo Treasury Department of São Paulo Treasury Department

On December 12, 2019, Hughes Telecomunicações do Brasil (“HTB”) filed a tax annulment claim in the Judicial Court of São Paulo, claiming that a tax assessment from the State Treasury of São Paulo, for the period from January 2013 to December 2014, was based on an erroneous interpretation of an exemption to the ICMS (a state tax on, among other things, communications).

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE 13.   SEGMENT REPORTING

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer. “OIBDA,” defined as “Operating income (loss)” plus “Depreciation and amortization,” is the primary measure used by our CODM to evaluate segment operating performance. The CODM regularly reviews budget-to-actual variances of OIBDA when evaluating segment performance and allocating resources to each segment. The CODM is not regularly provided assets in evaluating the results of our Hughes segment; therefore, such information is not presented.

Historically, we reported two primary business segments: (1) Hughes; and (2) EchoStar Satellite Services. However, based on the information provided to the CODM and to align with management’s view of the business, we concluded that the EchoStar Satellite Services and Hughes segments should be combined to a single segment, the “Hughes” segment.

	For the Years Ended December 31,
Hughes	2024	2023	2022

	(In thousands)
Revenue
Revenue from external customers:
Service revenue	$1,210,840	$1,448,489	$1,629,194
Equipment sales and other revenue	349,533	299,367	374,149
Total Revenue	1,560,373	1,747,856	2,003,343

Operating Expenses
Cost of services:
Connectivity services (1)	370,473	178,295	180,033
Other (2)	310,548	362,650	382,816
Total cost of services	681,021	540,945	562,849

Cost of services - equipment and other	307,742	239,336	292,290
Selling, general and administrative expenses:
Subscriber acquisition costs	181,657	223,508	251,376
General and administrative expenses	193,881	216,476	211,311
Total selling, general and administrative expenses	375,538	439,984	462,687
Impairment of long-lived assets and goodwill	—	532,940	—

OIBDA (3)	196,072	(5,349)	685,517

Depreciation and amortization	365,902	389,632	431,065
Total costs and expenses	1,730,203	2,142,837	1,748,891

Operating income (loss)	$(169,830)	$(394,981)	$254,452

Unallocated Amounts
Interest income	25,393	85,036	30,812
Interest expense, net of amounts capitalized	(98,802)	(89,569)	(92,386)
Other, net	(9,024)	(32,798)	473
Total other income (expense)	(82,433)	(37,331)	(61,101)

Income (loss) before income taxes	(252,263)	(432,312)	193,351
Income tax (provision) benefit, net	34,153	(46,126)	(54,441)
Net income (loss)	$(218,110)	$(478,438)	$138,910

Purchases of property and equipment, net of refunds	$205,330	$190,129	$239,403

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, network, transport and data, cloud-based service, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors.

Geographic Information. Revenue is attributed to geographic regions based upon the customer billing location. Long-lived assets are associated with the geographic regions based upon the location where the asset resides. Geographic regions consist of: (i) North America, including the U.S. and its territories, Mexico, and Canada; (ii) South and Central America; (iii) Other, including Asia, Africa, Australia, Europe, India and the Middle East.

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the Years Ended December 31,
Revenue:	2024	2023	2022

	(In thousands)
North America	$1,239,679	$1,398,123	$1,595,906
South and Central America	147,694	159,520	171,318
Other	173,000	190,213	236,119
Total revenue	1,560,373	1,747,856	2,003,343

The following table summarizes long-lived assets by geographic region:

	As of December 31,
Long-lived assets:	2024	2023

	(In thousands)
North America	$2,342,387	$2,517,036
South and Central America	74,365	149,472
Other	25,032	22,687
Total long-lived assets	$2,441,784	$2,689,195

NOTE 14.   REVENUE RECOGNITION

Contract Balances

Contract assets arise when we recognize revenue for providing a service in advance of billing our customers. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed. Contract assets are amortized as the customer is billed for services. Contract assets are recorded in “Trade accounts receivable and contract assets, net” on our Consolidated Balance Sheets.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service or equipment. Contract liabilities are recognized as revenue when the service or equipment has been provided to the customer. Contract liabilities are recorded in “Contract liabilities” or “Other non-current liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract asset and liability balances:

	As of December 31,
	2024	2023

	(In thousands)
Contract assets	$108,007	$66,095

Contract liabilities:
Current	$81,558	$116,187
Noncurrent	1,068	7,401
Total contract liabilities	$82,626	$123,588

Our beginning of period contract liability recorded as customer contract revenue during 2024 was $101 million.

The following table presents the activity in our allowance for credit losses:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of period	$20,399	$15,358	$14,588
Current period provision for expected losses	25,653	34,085	32,910
Write-offs charged against allowance	(34,193)	(29,371)	(36,011)
Foreign currency translation	(545)	327	3,871
Balance, end of period	$11,314	$20,399	$15,358

As of December 31, 2024, accounts receivable balances for certain customers in Mexico and Brazil have been fully reserved in “Other noncurrent assets, net” in the amount of $18 million.

Performance Obligations

As of December 31, 2024, the remaining performance obligations for our customer contracts was approximately $1.6 billion. Performance obligations expected to be satisfied within one year and greater than one year are 27% and 73%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of period	$49,343	$64,447	$82,986
Additions	47,883	44,459	57,627
Amortization expense	(38,290)	(60,512)	(76,760)
Foreign currency translation	(1,599)	949	594
Balance, end of period	$57,337	$49,343	$64,447

Disaggregation of Revenue

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services. Substantially all of our revenue is related to our Hughes segment:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Service revenue:
Services	$1,196,394	$1,401,438	$1,564,819
Lease revenue	14,446	47,051	64,375
Total service revenue	1,210,840	1,448,489	1,629,194
Equipment sales and other revenue:
Equipment sales	205,178	140,429	119,107
Design, development and construction services	133,520	145,507	246,265
Lease revenue	10,835	13,431	8,777
Total equipment and other revenue	349,533	299,367	374,149
Total revenue	$1,560,373	$1,747,856	$2,003,343

NOTE 15.   RELATED PARTY TRANSACTIONS

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

Shared Corporate Services

We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. These shared corporate services are generally provided at cost. We and EchoStar, including EchoStar’s other subsidiaries, may each terminate a particular shared corporate service for any

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

reason upon at least 30 days’ notice. We recorded these expenses within “Selling, general and administrative expenses” on our Consolidated Statement of Operations.

The following table presents our “Service revenue” and operating expenses from EchoStar:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Service and other revenue — EchoStar	$4,559	$4,548	$17,623
Operating and other expenses — EchoStar (1)	$271,824	$96,239	$75,462
(1)	This table includes lease costs associated with the EchoStar XXIV lease. Refer to Note 8 for further details on the EchoStar XXIV operating lease costs.

Receivables

EchoStar and its other subsidiaries reimburse us from time to time for amounts paid by us for costs and expenses attributable to EchoStar and its other subsidiaries.

Payables

We reimburse EchoStar and its other subsidiaries from time to time for amounts paid by EchoStar and its other subsidiaries for costs and expenses attributable to us.

The following table presents certain related party payables and receivables:

	As of December 31,
	2024	2023

	(In thousands)
Related party receivables - EchoStar - current	$10,451	$—
Related party receivables - EchoStar - noncurrent	83,228	61,283
Total related party receivables - EchoStar	$93,679	$61,283

Related party payables - EchoStar - current, net	26,004	195,558
Related party payables - EchoStar - noncurrent	26,143	26,453
Total related party payables - EchoStar	$52,147	$222,011
Operating lease liabilities - EchoStar - current	55,869	138,694
Operating lease liabilities - EchoStar - noncurrent	695,225	755,379
Total operating lease liabilities - EchoStar	$751,094	$894,073

Real Estate

We occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash Advances

EchoStar and certain of its other subsidiaries have also provided cash advances to certain of our foreign subsidiaries to fund certain expenditures pursuant to loan agreements. Advances under these agreements bear interest at annual rates of three percent. Amounts payable under these agreements are included within Related party payables - EchoStar – non -current in the table above.

EchoStar Mobile Limited Service Agreements

We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-band spectrum. Generally, the amounts EchoStar’s other subsidiaries pay for these services are based on cost plus a fixed margin. We recorded revenue in “Service revenue” on our Consolidated Statements of Operations, of $5 million, $5 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to these services. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within Related party receivables - EchoStar – non-current in the table above.

EchoStar XXIV Satellite Lease

Effective December 2023, we lease capacity of the EchoStar XXIV satellite under an operating lease from an affiliate of ours, EchoStar XXIV L.L.C., for a term of seven years for a monthly lease charge of $16 million. We prepaid $100 million in lease obligations under the agreement in March 2024 which is reflected in certain of the liabilities listed above. In June 2024, we prepaid an additional $85 million in lease obligations. The prepayments resulted in the lease liability and associated asset being remeasured. The costs associated with the EchoStar XXIV Satellite Lease are recorded in “Cost of services” on our Consolidated Statements of Operations.

Dividends. On February 15, 2024, our Board of Directors declared and approved payment of a cash dividend on our outstanding common stock to EchoStar in the amount of $529 million. Payment of this dividend was made in the first quarter of 2024.

On March 12, 2024, our Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to EchoStar in the amount of $500 million. Payment of the dividend was made in the first quarter of 2024.

TerreStar Agreement

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

In May 2022, we and DISH Network amended the agreement for the provision of hosting services to extend the term until May 2027. We and DISH Network amended the agreements for warranty, operations, and maintenance services for TerreStar ground-based communications equipment, effective as of January 1, 2025, to extend the existing pricing and other terms through December 31, 2025. DISH Network generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by DISH Network upon at least 21 days’ written notice to us. DISH Network generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by DISH Network upon at least 90 days’ written notice to us. In addition, DISH Network

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges. The revenue associated with this agreement is recorded in “Service revenue” on our Consolidated Statements of Operations.

TerreStar Solutions

EchoStar owns a 33% interest, on a fully diluted basis, in TerreStar Solutions, Inc. (“TSI”), an entity that provides wireless mobile communication coverage in Canada using a satellite user terminal. In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services. We recognized revenue in “Service revenue” on our Consolidated Statements of Operations of $2 million, $2 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had no trade accounts receivable from TSI.

DBSD North America Agreement

In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Following the Merger, Dish Network’s ownership of DBSD North America was sold to our parent company, EchoStar, such that EchoStar now owns all of the equity of DBSD North America. Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges. We and DBSD North America amended the agreements for warranty, operations, and maintenance services for DBSD’s gateway and ground-based communications equipment, effective as of January 1, 2025, to extend the existing pricing and other terms through December 31, 2025. The revenue associated with this agreement is recorded in “Service revenue” on our Consolidated Statements of Operations.

Transactions with DISH Network Corporation

EchoStar and DISH Network operated as separate publicly traded companies after 2008 (the “Spin-off”) and before the closing of the Merger. Substantially all of the voting power of the shares of each of EchoStar and DISH Network is owned beneficially by Charles W. Ergen, our Chairman, and by certain entities established for the benefit of his family. At 11:59pm EST on December 31, 2023, EchoStar and DISH Network consummated a merger with DISH Network surviving as a wholly owned subsidiary of EchoStar. See Note 1 for further details on the merger with DISH Network.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following is a summary of the transactions and the terms of the underlying principal agreements that have had or may have an impact on our consolidated financial condition and results of operations.

The following table presents our Service revenue and operating expenses related to DISH Network:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Service and other revenue - DISH Network	$9,636	$12,570	$17,832
Operating and other expenses - DISH Network	$9,362	$4,366	$4,545

The following table presents the related trade accounts receivable and trade accounts payable:

	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable - DISH Network	$12,292	$5,038
Trade accounts payable - DISH Network	$15,094	$1,847

Hughes Broadband Distribution Agreement

Effective October 2012, we and DISH Network entered into a distribution agreement (the “Distribution Agreement”) pursuant to which DISH Network has the right, but not the obligation, to market, sell and distribute our Gen 4 HughesNet service. DISH Network pays us a monthly per subscriber wholesale service fee for our Gen 4 HughesNet service based upon a subscriber’s service level and based upon certain volume subscription thresholds. The Distribution Agreement also provides that DISH Network has the right, but not the obligation, to purchase certain broadband equipment from us to support the sale of the Gen 4 HughesNet service. In February 2014, we and DISH Network entered into an amendment to the Distribution Agreement which, among other things, extended the initial term of the Distribution Agreement until March 2024. The Distribution Agreement had an initial term of five years with automatic renewal for successive one-year terms unless terminated by either party with a written notice at least 180 days’ before the expiration of the then-current term. Upon expiration or termination of the Distribution Agreement, we and DISH Network will continue to provide our Gen 4 HughesNet service to the then-current DISH Network subscribers pursuant to the terms and conditions of the Distribution Agreement. The revenue associated with this agreement is included in “Service revenue” on our Consolidated Statements of Operations.

Hughes Equipment and Services Agreement

In February 2019, we and DISH Network entered into an agreement pursuant to which we will sell to DISH Network our HughesNet Service and HughesNet equipment that has been modified to meet DISH Network’s internet-of-things specifications for the transfer of data to DISH Network’s network operations centers. This agreement has an initial term of five years expiring February 2024 with automatic renewal for successive one-year terms unless terminated by DISH Network with at least 180 days’ written notice to us or by us with at least 365 days’ written notice to DISH Network. The expenses associated with this agreement are included in “Cost of sales – equipment and other” on our Consolidated Statements of Operations.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amended and Restated Professional Services Agreement

In connection with the Spin-off, EchoStar entered into various agreements with DISH Network including a transition services agreement, satellite procurement agreement and services agreement, all of which expired in January 2010 and were replaced by a professional services agreement (the “Professional Services Agreement”). In January 2010, EchoStar and DISH Network agreed that EchoStar and its subsidiaries shall continue to have the right, but not the obligation, to receive the following services from DISH Network, among others, certain of which were previously provided under a transition services agreement: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services. Additionally, EchoStar and DISH Network agreed that DISH Network would continue to have the right, but not the obligation, to engage EchoStar and its subsidiaries to manage the process of procuring new satellite capacity for DISH Network (previously provided under a satellite procurement agreement), receive logistics, procurement and quality assurance services from EchoStar and its subsidiaries (previously provided under a services agreement) and provide other support services. In connection with the consummation of the Share Exchange, EchoStar and DISH Network amended and restated the Professional Services Agreement (as amended to date, the “Amended and Restated Professional Services Agreement”) to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require as a result of the Share Exchange, including access to antennas owned by DISH Network for our use in performing TT&C services and maintenance and support services for our antennas (collectively, the “TT&C Antennas”). In September 2019, EchoStar and DISH Network further amended the Professional Services Agreement to provide that EchoStar and its subsidiaries and DISH Network shall have the right to receive additional services that either EchoStar and its subsidiaries or DISH Network may require. Additionally, the amended and Restated Professional Services Agreement, as further amended, removed our access to and the maintenance and support services for the TT&C Antennas. A portion of these costs and expenses have been allocated to us in the manner described above. The term of the Amended and Restated Professional Services Agreement is through January 1, 2026 and renews automatically for successive one-year periods thereafter, unless the agreement is terminated earlier by either party upon at least 60 days’ notice. We or DISH Network may generally terminate the Amended and Restated Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice, unless the statement of work for particular services states otherwise. Certain services provided under the Amended and Restated Professional Services Agreement may survive the termination of the agreement. The expenses associated with this agreement are included in "Cost of sales – equipment and other” on our Consolidated Statements of Operations.

Collocation and Antenna Space Agreements

We and DISH Network entered into an agreement pursuant to which DISH Network provided us with collocation space in El Paso, Texas. This agreement was for an initial period ending in July 2015, and provided us with renewal options for four consecutive three-year terms. In 2024 we exercised our fourth renewal option for a period ending in July 2027. Effective March 2017, we also entered into certain agreements pursuant to which DISH Network provides collocation and antenna space to us with an initial term that ended in February 2022 and renewal options for four consecutive three-year terms ending in February 2034 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; Monee, Illinois; Spokane, Washington; and Englewood, Colorado. In August 2017, we and DISH Network also entered into certain other agreements pursuant to which DISH Network provides additional collocation and antenna space to us in Monee, Illinois and Spokane, Washington through August 2022. In May 2022, we exercised our right to renew such other agreements at Monee, Illinois and Spokane, Washington through August 2025. In January 2022, we and DISH Network entered into an agreement pursuant to which DISH Network provides additional collocation and antenna space to us in Englewood, Colorado through December 2026. In March 2024, we provided a termination notice for our Spokane, Washington agreement, effective April 2024. Generally, we may renew our collocation and antenna space agreements for three-year periods. We may terminate certain of these agreements within 180 days’ prior

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

written notice. The fees for the services provided under these agreements depend on the number of racks located at the location.

We entered into an agreement pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming for a period of five years commencing in August 2020, with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term. In March 2021, we entered into additional agreements pursuant to which DISH Network provides us with antenna space and power in Cheyenne, Wyoming, and the right to use an antenna and certain space in Gilbert, Arizona. Both agreements are for a period of five years with four three-year renewal terms, with prior written notice of renewal required no more than 120 days but no less than 90 days prior to the end of the then-current term. The expenses associated with this agreement are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

Hughes Broadband Master Services Agreement

In conjunction with the launch of our EchoStar XIX satellite, in March 2017, we and DISH Network entered into a master service agreement (the “Hughes Broadband MSA”) pursuant to which DISH Network, among other things: (i) has the right, but not the obligation, to market, promote and solicit orders and upgrades for our Gen 5 HughesNet service and related equipment and other telecommunication services and (ii) installs Gen 5 HughesNet service equipment with respect to activations generated by DISH Network. Under the Hughes Broadband MSA, we and DISH Network make certain payments to each other relating to sales, upgrades, purchases and installation services. The current term of the Hughes Broadband MSA is through March 2024 with automatic renewal for successive one-year terms. Either party has the ability to terminate the Hughes Broadband MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the Hughes Broadband MSA, we will continue to provide our Gen 5 HughesNet service to subscribers and make certain payments to DISH Network pursuant to the terms and conditions of the Hughes Broadband MSA. We incurred sales incentives and other costs under the Hughes Broadband MSA totaling $5 million, $2 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 2 “Assets Recognized Related to the Costs to Obtain a Contract with a Customer” for further information.

2019 TT&C Agreement

In September 2019, we and a subsidiary of EchoStar entered into an agreement pursuant to which DISH Network provides TT&C services to us and  EchoStar and its other subsidiaries for a period ending in September 2021, with the option for a subsidiary of EchoStar to renew for a one-year period upon written notice at least 90 days prior to the initial expiration (the “2019 TT&C Agreement”). The fees for services provided under the 2019 TT&C Agreement are calculated at either: (i) a fixed fee or (ii) cost plus a fixed margin, which will vary depending on the nature of the services provided. Any party is able to terminate the 2019 TT&C Agreement for any reason upon 12 months’ notice. We have exercised our option to renew the 2019 TT&C Agreement on several occasions, and its current term expires in September 2025. The expenses associated with this agreement are recorded in “Cost of services” on our Consolidated Statements of Operations.

Referral Marketing Agreement

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Whidbey Island 5G Network Test Bed Subcontract

In June 2022, we and DISH Network entered into certain agreements pursuant to which DISH Network will provide access and use of a lab, technical support and integration and testing support for the 5G network test bed to be delivered by Hughes to its customer. In addition, we lease certain wireless spectrum, construction and related services. We may terminate this agreement at any time by providing written notice to DISH Network. We incurred costs in “Cost of sales – equipment and other” on our Consolidated Statements of Operations under this agreement totaling $2 million for the year ended December 31, 2024.

Joint Ventures and Cost Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Refer to Note 5 for more information.

The following table summarizes our transactions with Deluxe:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue from Deluxe	$6,002	$5,794	$5,334

	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable from Deluxe	$992	$1,247

In the months of March, September, and December 2024, we received dividends from Deluxe of $3 million, $2 million, and $1 million, respectively.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. During the three months ended June 30, 2023, we recorded an impairment charge of $33 million related to our investment in BCS as a result of increased competition and the economic environment for this business. For the year ended December 31, 2024, BCS returned $20 million of this investment to us. Refer to Note 5 for more information.

The following table summarizes our transactions with BCS:

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue from BCS	$3,329	$3,426	$7,933

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As of December 31,
	2024	2023

	(In thousands)
Trade accounts receivable from BCS	$2,572	$3,333

Hughes Systique Corporation

We own 42% of Hughes Systique and contract with Hughes Systique for software development services. Prior to December 31, 2023, consolidated Hughes Systique’s financial statements into our Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments” on our Consolidated Balance Sheets.

The table below summarizes our transactions with Hughes Systique:

	As of December 31,
	2024	2023

	(In thousands)
Amounts payable to Hughes Systique	$1,466	$1,704

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Purchases from Hughes Systique	$17,528	$19,597