Form 10-Q
period 2025-03-31
Hughes Satellite Systems Corp
filed 2025-05-09
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

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

As of April 30, 2025, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of broadband services. Changing consumer behavior and new technologies in our industry may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

●	Our business is partially dependent on enterprise revenue and any decline or reduction of that revenue could negatively impact our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

i

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Satellites

●	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

●	Our satellites under construction are subject to risks related to, among other things, construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

●	Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	Our parent, EchoStar, has experienced and we may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

ii

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our parent, EchoStar is controlled by one principal stockholder who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted

Other factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10‑K (the “10‑K”) filed with the Securities and Exchange Commission (“SEC”), those discussed in “Management’s Narrative Analysis of Results of Operations” herein and in the 10‑K and those discussed in other documents we file with the SEC. All cautionary statements made or referred to herein should be read as being applicable to all forward-looking statements wherever they appear. Investors should consider the risks and uncertainties described or referred to herein and should not place undue reliance on any forward-looking statements. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation to update these forward-looking statements.

iii

ITEM 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$154,069	$204,198
Marketable investment securities	19,467	—
Trade accounts receivable and contract assets, net of allowance for credit losses of $12,426 and $11,314, respectively	286,205	275,247
Prepaids and other assets	75,824	63,684
Inventory	160,331	151,043
Other current assets	44,773	48,034
Total current assets	740,669	742,206

Noncurrent Assets:
Property and equipment, net	1,059,512	1,097,190
Operating lease assets	914,043	939,896
Regulatory authorizations, net	404,651	404,698
Other intangible assets, net	10,520	11,082
Other investments	22,113	23,516
Other noncurrent assets, net	264,332	252,789
Total noncurrent assets	2,675,171	2,729,171
Total assets	$3,415,840	$3,471,377

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$98,594	$99,519
Contract liabilities	91,703	81,558
Accrued interest	15,308	38,845
Accrued compensation	27,983	34,904
Accrued expenses	60,894	55,019
Operating lease liabilities	118,560	72,393
Other current liabilities	57,013	48,242
Current portion of long-term debt and other notes payable (Note 8)	14,562	9,548
Total current liabilities	484,617	440,028

Long-Term Obligations, Net Of Current Portion:
Long-term debt and other notes payable, net of current portion (Note 8)	1,530,603	1,533,717
Deferred tax liabilities, net	166,090	191,559
Operating lease liabilities, noncurrent	802,444	830,629
Other noncurrent liabilities	75,668	85,385
Total long-term obligations, net of current portion	2,574,805	2,641,290
Total liabilities	3,059,422	3,081,318

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,490,719	1,487,758
Accumulated other comprehensive income (loss)	(180,173)	(190,810)
Accumulated earnings (deficit)	(1,006,913)	(958,518)
Total HSSC stockholder's equity (deficit)	303,633	338,430
Noncontrolling interests	52,785	51,629
Total stockholder's equity (deficit)	356,418	390,059
Total liabilities and stockholder's equity (deficit)	$3,415,840	$3,471,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Service revenue	$277,701	$319,504
Equipment sales and other revenue	88,363	60,500
Total revenue	366,064	380,004

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	159,069	170,450
Cost of sales - equipment and other	81,586	56,380
Selling, general and administrative expenses	81,795	103,652
Depreciation and amortization	83,801	93,782
Total costs and expenses	406,251	424,264

Operating income (loss)	(40,187)	(44,260)

Other Income (Expense):
Interest income	2,500	17,015
Interest expense, net of amounts capitalized (Note 2)	(25,659)	(27,349)
Other, net (Note 4)	1,750	(1,424)
Total other income (expense), net	(21,409)	(11,758)

Income (loss) before income taxes	(61,596)	(56,018)
Income tax benefit (provision), net	12,556	5,752
Net income (loss)	(49,040)	(50,266)
Less: Net income (loss) attributable to noncontrolling interests	(645)	(4,647)
Net income (loss) attributable to HSSC	$(48,395)	$(45,619)

Comprehensive Income (Loss):
Net income (loss)	$(49,040)	$(50,266)
Other comprehensive income (loss):
Foreign currency translation adjustments	12,439	(8,238)
Unrealized gains (losses) on available-for-sale debt securities	(4)	(262)
Recognition of previously unrealized (gains) losses on available-for-sale debt securities included in net income (loss)	3	204
Total other comprehensive income (loss), net of tax	12,438	(8,296)
Comprehensive income (loss):	(36,602)	(58,562)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,156	(5,765)
Comprehensive income (loss) attributable to HSSC	$(37,758)	$(52,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-in	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2023	$—	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Non-cash, stock-based compensation	—	993	—	—	—	993
Dividends to EchoStar Corporation	—	—	—	(1,029,000)	—	(1,029,000)
Other comprehensive income (loss)	—	—	(7,178)	—	(1,118)	(8,296)
Net income (loss)	—	—	—	(45,619)	(4,647)	(50,266)
Balance, March 31, 2024	$—	$1,485,057	$(159,669)	$(794,734)	$61,866	$592,520

Balance, December 31, 2024	$—	$1,487,758	$(190,810)	$(958,518)	$51,629	$390,059
Non-cash, stock-based compensation	—	2,961	—	—	—	2,961
Dividends to EchoStar Corporation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	10,637	—	1,801	12,438
Net income (loss)	—	—	—	(48,395)	(645)	(49,040)
Balance, March 31, 2025	$—	$1,490,719	$(180,173)	$(1,006,913)	$52,785	$356,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(49,040)	$(50,266)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	83,801	93,782
Realized and unrealized losses (gains) on investments, impairments and other	(3)	(200)
Non-cash, stock-based compensation	2,961	993
Deferred tax provision (benefit), net	(25,251)	(27,895)
Equity in (earnings) losses of affiliates	403	1,333
Changes in allowance for credit losses	1,112	2,405
Foreign currency transaction losses (gains), net	(2,135)	286
Amortization of debt issuance costs	229	216
Noncurrent assets and noncurrent liabilities, net	(21,768)	14,021
Other, net	(195)	(911)
Changes in operating assets and operating liabilities, net:
Trade accounts receivable and contract assets, net	(9,500)	8,534
Other current assets	(3,695)	(16,989)
Trade accounts payable	(715)	(4,846)
Contract liabilities	10,145	(15,039)
Accrued expenses and other liabilities	17,415	(334,069)
Net cash flows from operating activities	3,764	(328,645)

Cash Flows from Investing Activities:
Purchases of marketable investment securities	(21,269)	—
Sales and maturities of marketable investment securities	2,000	406,790
Purchases of property and equipment (Note 6)	(31,648)	(68,526)
Expenditures for externally marketed software	(5,752)	(6,335)
Dividend received from unconsolidated affiliate	1,000	3,000
Other, net	(184)	—
Net cash flows from investing activities	(55,853)	334,929

Cash Flows from Financing Activities:
Payment of in-orbit incentive obligations	(2,781)	(2,275)
Dividends to EchoStar Corporation	—	(1,029,000)
Other, net	4,453	1,058
Net cash flows from financing activities	1,672	(1,030,217)

Effect of exchange rates on cash and cash equivalents	1,701	(803)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(48,716)	(1,024,736)
Cash and cash equivalents, including restricted amounts, beginning of period	205,813	1,277,741
Cash and cash equivalents, including restricted amounts, end of period	$157,097	$253,005

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

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. See Note 10 for information regarding our segment reporting.

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. We currently lease all of the capacity of EchoStar XXIV from EchoStar, effective December 31, 2023. As of March 31, 2025, we had 853,000 Broadband subscribers.

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

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior period amounts have been reclassified to conform to the current period presentation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities, (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock based compensation plans, fair value of assets and liabilities acquired in business combinations, inputs or outputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives and subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. As of March 31, 2025 our concentration of credit risk is approximately evenly spread across our portfolio of customers.

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

As of March 31, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing and the assignment of purchase consideration to assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of private debt are based on, among other things, available trade information, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. See Note 8 for the fair value of our debt.

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs , including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $10 million and $13 million for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are included in “Cost of sales - equipment and other” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $11 million and $16 million for the three months ended March 31, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard will be effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.

Disaggregation of Income Statement Expenses. On November 5, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our condensed consolidated financial statements, related disclosures and control environment.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 3.    SUPPLEMENTAL DATA - STATEMENTS OF CASH FLOWS

The following table presents certain supplemental cash flow and other non-cash data. See Note 7. Leases for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest, (including capitalized interest)	$51,691	$51,414
Cash paid for income taxes to EchoStar Corporation, net of refunds	921	196,214
Accrued capital expenditures	4,377	11,656

NOTE 4.    MARKETABLE INVESTMENT SECURITIES, RESTRICTED CASH AND CASH EQUIVALENTS, AND OTHER INVESTMENTS

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Corporate bonds	$15,501	$—
Commercial paper	3,787	—
Other debt securities	179	—
Total current marketable investment securities	19,467	—

Restricted cash and cash equivalents (1)	3,028	1,615

Other investments
Equity method investments	10,835	12,238
Cost method investments	11,278	11,278
Total other investments	22,113	23,516

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$44,608	$25,131
(1)	Restricted cash and cash equivalents are included in “Other noncurrent assets” on our Condensed Consolidated Balance Sheets.

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

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	March 31, 2025					--	December 31, 2024
	Level 1	__	Level 2	__	Total	__	Level 1	__	Level 2	__	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	89,539		—		89,539		115,409		—		115,409
Cash equivalents	10,372		57,186		67,558		1,819		88,585		90,404
Total	$99,911		$57,186		$157,097		$117,228		$88,585		$205,813

Available-for-sale debt securities:
Corporate bonds	$—		$15,501		$15,501		$—		$—		$—
Commercial paper	—		3,787		3,787		—		—		—
Other debt securities	—		179		179		—		—		—
Total	$—		$19,467		$19,467		$—		$—		$—

As of March 31, 2025, marketable investment securities included debt securities of $4 million with contractual maturities within one year and $15 million with contractual maturities extending longer than one year through and including five years.

As of March 31, 2025 and December 31, 2024, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended March 31,
Other, net:	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$3	$200
Equity in earnings (losses) of unconsolidated affiliates	(403)	(1,333)
Foreign currency transaction gains (losses)	2,135	(286)
Other	15	(5)
Total	$1,750	$(1,424)

NOTE 5.    INVENTORY

The following table presents the components of inventory:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Finished goods	$100,516	$90,147
Work-in-process	26,880	30,302
Raw materials	32,935	30,594
Total inventory	$160,331	$151,043

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

NOTE 6.    PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and Equipment

Property and equipment consisted of the following:

				As of
				March 31,	December 31,
	Depreciable Life			2025	2024

	(In years)			(In thousands)
Equipment leased to customers	2	-	4	$908,467	$865,003
Satellites	5	-	15	1,213,077	1,210,437
Satellites acquired under finance lease agreements		15		351,548	344,972
Furniture, fixtures, equipment and other	1	-	12	687,521	682,614
Software and computer equipment	1	-	5	307,140	300,255
Buildings and improvements	1	-	30	130,816	129,779
Land		-		13,511	13,460
Construction in progress		-		6,995	7,980
Total property and equipment				3,619,075	3,554,500
Accumulated depreciation				(2,559,563)	(2,457,310)
Property and equipment, net (1)				$1,059,512	$1,097,190
(1)	As of March 31, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Equipment leased to customers	$27,148	$28,069
Satellites	23,322	26,899
Buildings, furniture, fixtures, equipment and other	16,856	22,885
Software and computer equipment	6,920	6,602
Intangible assets and other amortization expense	9,555	9,327
Total depreciation and amortization	$83,801	$93,782

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Satellites

As of March 31, 2025, our satellite fleet consisted of eight satellites in geosynchronous orbit, approximately 22,300 miles above the equator, four of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which we lease from EchoStar which is accounted for as an operating lease.

As of March 31, 2025, our satellite fleet consisted of the following:

		Degree Orbital	Lease
		Location	Termination
Satellites	Launch Date	(Longitude)	Date
Owned:
EchoStar XVII	July 2012	107 W	N/A
EchoStar XIX	December 2016	97.1 W	N/A
Al Yah 3 ("AY3")	January 2018	20 W	N/A
EchoStar IX	August 2003	121 W	N/A

Finance leases:
Eutelsat 65 West A	March 2016	65 W	July 2031
Telesat T19V	July 2018	63 W	August 2033
EchoStar 105/SES‑11	October 2017	105 W	November 2030

Operating leases:
EchoStar XXIV	July 2023	95.2 W	December 2030

In addition to the satellites listed above, during 2025 we have launched and will launch certain low earth orbit satellites in connection with additional business opportunities.

Satellite-Related Commitments

As of March 31, 2025 and December 31, 2024 our satellite-related commitments, excluding in-orbit incentives, were $41 million and $43 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position.

There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three months ended March 31, 2025.

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. However, pursuant to the terms of our

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the three months ended March 31, 2025, we received a commitment from the insurance carrier for $5 million, of which we received $2 million in proceeds.

Fair Value of In-Orbit Incentives

As of March 31, 2025 and December 31, 2024, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $39 million and $41 million, respectively.

NOTE 7. LEASES

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 13 years with a weighted average lease term of 6.3 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 12 for further details on the EchoStar XXIV operating lease.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the amounts for ROU assets and lease liabilities:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Right-of-use assets:
Operating	$914,043	$939,896
Finance	180,580	183,391
Total right-of-use assets	$1,094,623	$1,123,287

Lease liabilities:
Current:
Operating	$118,560	$72,393
Finance	—	—
Total current	118,560	72,393
Noncurrent:
Operating	802,444	830,629
Finance	—	—
Total noncurrent	802,444	830,629
Total lease liabilities	$921,004	$903,022

Weighted Average Remaining Lease Term:
Finance leases	0.0 years	0.0 years
Operating leases	6.3 years	6.6 years

Weighted Average Discount Rate:
Finance leases	—%	—%
Operating leases	12.0%	12.0%

As of March 31, 2025 and December 31, 2024, we have prepaid our obligations regarding all of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $171 million and $162 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the components of lease expense, weighted-average lease terms and discount rates for operating and finance leases:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Lease cost:
Operating lease cost	$6,572	$6,647
Operating lease cost - EchoStar XXIV	47,675	47,757
Total operating lease cost	54,247	54,404
Finance lease cost:
Amortization of right-of-use assets	5,832	4,523
Interest on lease liabilities	—	—
Total finance lease cost	5,832	4,523
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$60,079	$58,927

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,450	$170,259
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	464	—
Finance leases	—	—

Refer to Note 12 for further details on EchoStar XXIV operating lease.

Maturities of lease liabilities as of March 31, 2025 were as follows:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining nine months)	$163,023
2026	216,462
2027	215,109
2028	212,980
2029	212,066
Thereafter	272,071
Total lease payments	1,291,711
Less: Imputed interest	(370,707)
Total	921,004
Less: Current portion	118,560
Long-term portion of lease obligations	$802,444

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. The following table presents our lease revenue by type of lease:

	For the Three Months Ended March 31,
	2025	2024

Sales-type lease revenue:	(In thousands)
Revenue at lease commencement	$1,783	$549
Interest income	414	535
Total sales-type lease revenue	2,197	1,084
Operating lease revenue	2,487	6,555
Total lease revenue (1)	$4,684	$7,639
(1)	The reduction in total lease revenue relates to the loss of a single significant customer.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $22 million and $26 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents future operating lease payments to be received as of March 31, 2025:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining nine months)	$7,506
2026	5,535
2027	3,745
2028	1,996
2029	889
Thereafter	158
Total lease payments to be received	$19,829

NOTE 8.     LONG-TERM DEBT AND OTHER NOTES PAYABLE

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/4% Senior Secured Notes due 2026 (1)	$750,000	$701,700	$750,000	$686,475
6 5/8% Senior Notes due 2026	750,000	615,563	750,000	595,725
Other notes payable	46,445	46,445	44,774	44,774
Subtotal	1,546,445	$1,363,708	1,544,774	$1,326,974
Unamortized deferred financing costs and other debt discounts, net	(1,280)		(1,509)
Total	1,545,165		1,543,265
Less: current portion	(14,562)		(9,548)
Long-term debt and other notes payable, net of current portion	$1,530,603		$1,533,717

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(1)	During the three months ended March 31, 2025, our parent, EchoStar, purchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The repurchase is held at EchoStar.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

NOTE 9.    COMMITMENTS AND CONTINGENCIES

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of March 31, 2025, the gross amount of fees, penalties and interest owed was approximately $93 million with $46 million remaining outstanding as a result of historical payments.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the components of the accrual:

	As of
	March 31, 2025	--	December 31, 2024

	(In thousands)
Additional license fees	$3,319		$3,314
Penalties	3,407		3,402
Interest on license fees and penalties	85,784		84,643
Less: Payments	(46,859)		(36,929)
Total accrual	45,651		54,430
Less: Current portion (1)	9,875		9,860
Total long-term accrual (2)	$35,776		$44,570
(1)	The current portion of the accrual is included in “Accrued expenses” on our Condensed Consolidated Balance Sheets
(2)	The long-term portion of the accrual is included in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification.

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

NOTE 10.    SEGMENT REPORTING

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

We manage our business activities on a consolidated basis and operate as a single operating segment, Hughes.

	For the Three Months Ended March 31,
Hughes	2025	2024

	(In thousands)
Revenue
Revenue from external customers:
Service revenue	$277,701	$319,504
Equipment sales and other revenue	88,363	60,500
Total Revenue	366,064	380,004

Operating Expenses
Cost of services:
Connectivity services (1)	96,752	98,380
Other (2)	62,317	72,070
Total cost of services	159,069	170,450

Cost of sales - equipment and other	81,586	56,380
Selling, general and administrative expenses:
Subscriber acquisition costs	44,519	49,294
General and administrative expenses	37,276	54,358
Total selling, general and administrative expenses	81,795	103,652

OIBDA (3)	43,614	49,522

Depreciation and amortization	83,801	93,782
Total costs and expenses	406,251	424,264

Operating income (loss)	$(40,187)	$(44,260)

Unallocated Amounts
Interest income	2,500	17,015
Interest expense, net of amounts capitalized	(25,659)	(27,349)
Other, net	1,750	(1,424)
Total other income (expense)	(21,409)	(11,758)

Income (loss) before income taxes	(61,596)	(56,018)
Income tax (provision) benefit, net	12,556	5,752
Net income (loss)	$(49,040)	$(50,266)

Purchases of property and equipment, net of refunds	$(31,648)	$(68,526)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors.

NOTE 11. REVENUE RECOGNITION

Contract Balances

Contract assets arise when we recognize revenue for providing goods or services in advance of billing our customers. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed. Contract assets are amortized as the customer is billed for services. Contract assets are recorded in “Trade accounts receivable and contract assets, net” on our Condensed Consolidated Balance Sheets.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the goods or service. Contract liabilities are recognized as revenue when the service or equipment has been provided to the customer. Contract liabilities are recorded in “Contract liabilities” or “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract asset and liability balances:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Contract assets	$140,108	$108,007

Contract liabilities:
Current	$91,703	$81,558
Noncurrent	623	1,068
Total contract liabilities	$92,326	$82,626

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $44 million.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the activity in our allowance for credit losses:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Balance at beginning of period	$11,314	$20,399
Current period provision for expected credit losses	4,893	9,151
Write-offs charged against allowance	(3,897)	(6,720)
Foreign currency translation	116	(26)
Balance at end of period	$12,426	$22,804

As of March 31, 2025, accounts receivable balances for certain customers in Mexico and Brazil have been fully reserved in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets in the amount of $18 million.

Performance Obligations

As of March 31, 2025, the remaining performance obligations for our customer contracts was approximately $1.6 billion. Performance obligations expected to be satisfied within one year and greater than one year are 26% and 74%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Balance, beginning of period	$57,337	$49,343
Additions	9,185	13,040
Amortization expense	(9,833)	(9,742)
Foreign currency translation	406	(139)
Balance, end of period	$57,095	$52,502

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
North America	$298,054	$307,848
South and Central America	31,577	35,955
Other	36,433	36,201
Total revenue	$366,064	$380,004

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Service revenue:
Services	$275,286	$312,949
Lease revenue	2,415	6,555
Total service revenue	277,701	319,504
Equipment sales and other revenue:
Equipment sales	33,409	35,132
Design, development and construction services	52,685	24,284
Lease revenue	2,269	1,084
Total equipment and other revenue	88,363	60,500
Total revenue	$366,064	$380,004

NOTE 12.    RELATED PARTY TRANSACTIONS

Related Party Transactions with EchoStar, our Parent, and its subsidiaries.

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of March 31, 2025 and December 31, 2024, trade accounts receivable from EchoStar was $26 million and $23 million, respectively. These amounts are recorded in “Other current assets” on our Condensed Consolidated Balance Sheets.

“Noncurrent receivables”

As of March 31, 2025 and December 31, 2024, noncurrent receivables from EchoStar was $86 million and $83 million, respectively. These amounts are recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2025 and December 31, 2024, trade accounts payable to EchoStar was $32 million and $41 million, respectively. These amounts are recorded in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheets.

“Noncurrent payables”

As of March 31, 2025 and December 31, 2024, noncurrent payables to EchoStar was $27 million and $26 million, respectively. These amounts are recorded in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Current operating lease liabilities”

As of March 31, 2025 and December 31, 2024, current operating lease liabilities to EchoStar was $102 million and $56 million, respectively. These amounts are recorded in “Operating lease liabilities” on our Condensed Consolidated Balance Sheets.

“Noncurrent operating lease liabilities”

As of March 31, 2025 and December 31, 2024, noncurrent operating lease liabilities to EchoStar was $669 million and $695 million, respectively. These amounts are recorded in “Operating lease liabilities, noncurrent” on our Condensed Consolidated Balance Sheets.

“Service revenue”

During the three months ended March 31, 2025 and 2024, we received $3 million and $4 million, respectively, for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

In May 2022, we and EchoStar amended the agreement for the provision of hosting services to extend the term until May 2027. We and EchoStar amended the agreements for warranty, operations, and maintenance services for TerreStar ground-based communications equipment, effective as of January 1, 2025, to extend the existing pricing and other terms through December 31, 2025. EchoStar generally has the right to continue to receive warranty services from us for our products on a month-to-month basis unless terminated by EchoStar upon at least 21 days’ written notice to us. EchoStar generally has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis unless these services are terminated by EchoStar upon at least 90 days’ written notice to us. In addition, EchoStar generally may terminate any and all services for convenience subject to providing us with prior notice and/or payment of termination charges.

TerreStar Solutions. EchoStar has an investment in TerreStar Solutions, Inc. (“TSI”), an entity that provides wireless mobile communication coverage in Canada using a satellite user terminal, that results in EchoStar having significant influence in the entity. In May 2018, we and TSI entered into an equipment and services agreement pursuant to which we design, manufacture and install upgraded ground communications network equipment for TSI’s network and provide, among other things, warranty and support services.

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-Band spectrum. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within Other noncurrent assets, net on our Consolidated Balance Sheets.

Hughes Broadband Distribution Agreement. Effective October 2012, we and EchoStar entered into a Distribution Agreement (the “Distribution Agreement”) pursuant to which EchoStar has the right, but not the obligation, to market, sell and distribute our satellite Internet service (the “Service”) and to purchase certain broadband equipment from us to support the sale of the Service for an extended initial term that ended March 1, 2024. Thereafter, the Distribution Agreement automatically renews for successive one-year terms unless either party gives written notice of its intent not to renew to the other party at least 180 days before the expiration of the then-current term. Upon expiration or termination of the Distribution Agreement, the parties will continue to provide the Service pursuant to the terms and conditions of the Distribution Agreement.

Hughes Equipment and Services Agreement. In February 2019, we and EchoStar entered into an agreement pursuant to which we will provide EchoStar with satellite Internet service and equipment for the transmission of certain data related to EchoStar’s 5G Network Deployment. This agreement had an initial term that ended February 2024 with automatic renewal for successive one-year terms unless terminated by EchoStar with at least 180 days’ written notice to us or by us with at least 365 days’ written notice to EchoStar.

“Cost of services”

During each of the three months ended March 31, 2025 and 2024, we incurred $49 million of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

EchoStar XXIV Satellite Lease. Effective December 2023, we lease all of the capacity of the EchoStar XXIV satellite under an operating lease from EchoStar for a term of seven years for a monthly lease charge of approximately $16 million. We prepaid $185 million in lease obligations under the agreement during the year ended December 31, 2024. The prepayments resulted in the lease liability and associated asset being remeasured. The prepayment ended in March 2025 with regular payments continuing in April 2025.

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which EchoStar provides TT&C services to us for an initial term that ended in September 2021, (the “MTA TT&C Agreement”). In September 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for us to renew for three one-year renewal terms ending in September 2025. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice.

“Cost of sales – equipment and other”

During the three months ended March 31, 2025 and 2024, we incurred $1 million and zero, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Professional Services Agreement. Effective January 2010, we and EchoStar entered into the Professional Services Agreement, pursuant to which we have the right, but not the obligation, to receive the following services from EchoStar, among others: information technology, travel and event coordination, internal audit, legal, accounting and tax, benefits administration, program acquisition services and other support services, including uplink services. Additionally, we and EchoStar agreed that EchoStar shall continue to have the right, but not the obligation, to engage us to manage the process of procuring new satellite capacity for EchoStar and receive logistics, procurement and quality assurance services from us and other support services. In February 2017 and in September 2019, we and EchoStar amended the Professional Services Agreement to, among other things, provide certain transition services to each other. The Professional Services Agreement renews automatically for successive one-year periods, unless terminated earlier by either party upon at least 60 days’ notice. However, either party may terminate the Professional Services Agreement in part with respect to any particular service it receives for any reason upon at least 30 days’ notice.

Whidbey Island 5G Network Test Bed Subcontract. Effective June 2022, we entered into certain agreements pursuant to which EchoStar provides us access and use of a lab, technical support and integration, and testing support for the 5G network test bed. In addition, we lease certain wireless spectrum, construction and related services. We may terminate this agreement at any time by providing written notice to EchoStar.

“Selling, general and administrative expenses”

During each of the three months ended March 31, 2025 and 2024, we incurred less than a million for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal, internal audit, human resources, and information technology. We and EchoStar may each terminate a particular shared corporate service for any reason upon at least 30 days’ notice.

Collocation and Antenna Space Agreements. We entered into certain agreements pursuant to which EchoStar provides certain collocation and antenna space to us. We may terminate certain of these agreements with 180 days’ prior written notice to EchoStar and for certain other agreements with prior written notice no more than 120 days but no less than 90 days prior to the end of the then-current term. The term of each agreement is set forth below:

●	Effective March 2017 for an initial term that ended in February 2022 and renewal options ending in February 2034 at the following locations: Cheyenne, Wyoming; Gilbert, Arizona; Monee, Illinois; Englewood, Colorado; and Spokane, Washington.
●	Effective August 2017 for an initial term that ended in August 2022 and renewal options ending in August 2034 at the following locations: Monee, Illinois and Spokane, Washington. In March 2024, we provided a termination notice for one of the Spokane, Washington agreements, effective April 2024.
●	Effective January 2022 for an initial term ending December 2026 and renewal options ending in December 2038 at the following location: Englewood, Colorado.
●	Effective October 2020 with renewal options ending in October 2037 at the following location: Cheyenne, Wyoming.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Real Estate. We occupy certain office space in buildings owned or leased by EchoStar and its other subsidiaries and pay a portion of the taxes, insurance, utilities and maintenance of the premises in accordance with the percentage of the space we occupy.

Other Agreements – EchoStar

Hughes Broadband Master Services Agreement. In March 2017, we and EchoStar entered into the Master Services Agreement (“MSA”) pursuant to which EchoStar, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for our satellite Internet service and related equipment; and (ii) install service equipment with respect to activations EchoStar generates. The MSA had an initial term that ended March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, we will continue to provide the satellite Internet service to subscribers and make certain payments to EchoStar pursuant to the terms and conditions of the MSA. For the three months ended March 31, 2025 and 2024, we incurred sales incentives and other costs under the MSA totaling $1 million and less than a million, respectively. These costs are capitalized and amortized to expense over the estimated customer life or the contract term. See Note 2 “Assets Recognized Related to the Costs to Obtain a Contract with a Customer” for further information. During each of three months ended March 31, 2025 and 2024 the amounts amortized to expense were less than a million. These costs are expensed in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Joint Ventures and Cost Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Refer to Note 4. for more information.

The table below summarizes our transactions with Deluxe:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Revenue from Deluxe	$1,347	$1,369

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Trade accounts receivable from Deluxe	$954	$992

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites.

The table below summarizes our transactions with BCS:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Revenue from BCS	$789	$746

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Trade accounts receivable from BCS	$1,972	$2,572

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Hughes Systique Corporation (“Hughes Systique”)

We hold certain equity in Hughes Systique and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Purchases from Hughes Systique	$4,055	$4,596

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Amounts payable to Hughes Systique	$1,349	$1,466

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following Management’s Narrative Analysis of Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10‑K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10‑Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. See Note 10 in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information regarding our segment reporting.

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

Liquidity and Capital Resources

Operational Liquidity

We primarily rely on our existing cash, cash equivalents and marketable investment securities balances, as well as cash generated from operations, to fund our business operations. Consumer revenue depends on our success in adding new and retaining existing subscribers. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. If we experience negative cash flows, our existing cash, cash equivalents and marketable

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

investment securities balances may be further reduced. We currently anticipate that our existing cash, cash equivalents and marketable investment securities and cash generated from operations are sufficient to fund the currently anticipated operations of our business through the next twelve months.

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

We may make additional funds available to EchoStar in the form of prepayments for services rendered or  loans to finance, in whole or in part, EchoStar’s future operations and debt service obligations. Any such distributions or advances, as well as other factors including, among others, debt maturities, continuing investment in our business, financing acquisitions and other strategic transactions, will reduce the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, debt obligations and other general corporate requirements, and will require us to refinance our existing debt agreements or raise additional capital in the future, which may not be available on favorable terms, or at all.

We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fully fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that, among other things, impose limitations on our ability to: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) restrict our subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (v) make certain investments; (vi) create liens; (vii) enter into certain transactions with affiliates; (viii) merge or consolidate with another company; and (ix) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Quarterly Report on Form 10-Q, we were in compliance with the covenants and restrictions related to our long-term debt.

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Other, net. “Other, net” primarily includes gains and losses realized on the sale of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, impairment of our equity method investments, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, foreign currency transaction gains and losses, equity in earnings and losses of our affiliates, dividends received from our marketable investment securities, and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations and Comprehensive Income (Loss) in our Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

We have leveraged the EchoStar XXIV to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. Effective December 2023, we lease the capacity of EchoStar XXIV from EchoStar.

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

Backlog

As of March 31, 2025, our Hughes segment had $1.6 billion of contracted revenue backlog. We define the Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, we compete with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat Communications, Inc. which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp (“SpaceX”).

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX. Both ViaSat and SpaceX have also entered the South and Central American consumer markets. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table presents our consolidated results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	For the Three Months Ended March 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$277,701	$319,504	$(41,803)	(13.1)
Equipment sales and other revenue	88,363	60,500	27,863	46.1
Total revenue	366,064	380,004	(13,940)	(3.7)
Costs and expenses:
Cost of services	159,069	170,450	(11,381)	(6.7)
% of Service revenue	57.3%	53.3%
Cost of sales - equipment and other	81,586	56,380	25,206	44.7
% of Equipment sales and other revenue	92.3%	93.2%
Selling, general and administrative expenses	81,795	103,652	(21,857)	(21.1)
% of Total revenue	22.3%	27.3%
Depreciation and amortization	83,801	93,782	(9,981)	(10.6)
Total costs and expenses	406,251	424,264	(18,013)	(4.2)
Operating income (loss)	(40,187)	(44,260)	4,073	9.2
Other income (expense):
Interest income	2,500	17,015	(14,515)	(85.3)
Interest expense, net of amounts capitalized	(25,659)	(27,349)	1,690	6.2
Other, net	1,750	(1,424)	3,174	*
Total other income (expense), net	(21,409)	(11,758)	(9,651)	(82.1)
Income (loss) before income taxes	(61,596)	(56,018)	(5,578)	(10.0)
Income tax benefit (provision), net	12,556	5,752	6,804	*
Effective tax rate	20.4%	10.3%
Net income (loss)	(49,040)	(50,266)	1,226	2.4
Less: Net loss (income) attributable to noncontrolling interests	(645)	4,647	(5,292)	*
Net income (loss) attributable to HSSC	$(48,395)	$(45,619)	$(2,776)	(6.1)

Other data:
Broadband subscribers, as of period end (in millions)	0.853	0.978	(0.125)	(12.8)
Broadband subscribers additions (losses), net (in millions)	(0.030)	(0.026)	(0.004)	(15.4)
Purchases of property and equipment, net of refunds	$31,648	$68,526	$(36,878)	(53.8)
OIBDA**	$43,614	$49,522	$(5,908)	(11.9)

*	Percentage is not meaningful.
**

A reconciliation of OIBDA to Operating income (loss), the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of OIBDA, see Explanation of Key Metrics and Other Items.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

The following discussion relates to our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

Broadband subscribers. We lost approximately 30,000 net Broadband subscribers for the three months ended March 31, 2025 compared to the loss of approximately 26,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite based competitors and other technologies.

Service revenue. Service revenue totaled $277 million for the three months ended March 31, 2025, a decrease of $42 million, or 13.1%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. Equipment sales and other revenue totaled $88 million for the three months ended March 31, 2025, an increase of $28 million, or 46.1%, as compared to 2024. The increase was primarily attributable to higher hardware sales to our North American enterprise customers.

Cost of services. Cost of services totaled $159 million for the three months ended March 31, 2025, a decrease of $11 million, or 6.7%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international enterprise and consumer customers. Our Cost of services represented 57.3% and 53.3% of Service revenue during the three months ended March 31, 2025 and 2024, respectively. This increase primarily resulted from a change in service mix to lower margin services.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $82 million for the three months ended March 31, 2025, an increase of $25 million, or 44.7%, as compared to 2024. The increase was primarily attributable to the corresponding increase in equipment revenue. Our Cost of sales – equipment and other represented 92.3% and 93.2% of Equipment sales and other revenue during the three months ended March 31, 2025 and 2024, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $82 million for the three months ended March 31, 2025, a decrease of $22 million, or 21.1%, as compared to 2024. The decrease was primarily attributable to lower costs to support the Company and lower marketing expenditures. The three months ended March 31, 2024 was negatively impacted by higher bad debt expense.

Interest income. Interest income totaled $3 million for the three months ended March 31, 2025 a decrease of $15 million, or 85.3% as compared to 2024. This decrease primarily resulted from lower average cash and lower percentage of returns earned on our cash and marketable investment securities balances during the three months ended March 31, 2025.

Income tax benefit (provision), net. Our income tax benefit (provision), net was a $13 million benefit for the three months ended March 31, 2025, as compared to a $6 million benefit for the three months ended March 31, 2024. This change was primarily related to a decrease in “Income (loss) before income taxes” and the change in our effective tax rate. Our effective tax rate during the three months ended March 31, 2025 and 2024 was impacted by federal, state and foreign valuation allowances. For the three months ended March 31, 2024, our income tax benefit reflects effects of reserve recorded for an uncertain tax benefit.

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the three months ended March 31, 2025 compared to the same period in 2024 were primarily a result of the factors described in connection with operating revenues and operating expenses.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

Non-GAAP Performance Measures and Reconciliation

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP.  Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.  We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess both consolidated and segment performance.  The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

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

	For the Three Months Ended March 31,
	2025	2024

	(In thousands)
Operating income (loss)	$(40,187)	$(44,260)
Depreciation and amortization	83,801	93,782
OIBDA	$43,614	$49,522

The changes in OIBDA during the three months ended March 31, 2025 compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Each entity in the summarized combined financial information follows the same accounting policies as described in our condensed consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

basis and is derived from HSSC’s condensed consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the combined obligor group of debt issued by HSSC is presented in the table below:

	As of
	March 31, 2025	December 31, 2024

	(In thousands)
Current assets	$543,559	$572,781
Noncurrent assets	2,524,755	2,575,931
Current liabilities	444,040	410,630
Noncurrent liabilities	2,521,980	2,588,899
Due from non-guarantors	79,821	91,679
Due from related parties	33,726	19,881
Due to non-guarantors	30,088	38,880
Due to related parties	851,604	788,633

The summarized results of operations information for the combined obligor group of debt issued by HSSC is presented in the table below:

For the Three Months Ended
March 31, 2025
(In thousands)
Total revenues	$309,504
Operating income (loss)	(40,400)
Net income (loss)	(48,880)
Revenue from non-guarantors	2,302

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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS - Continued

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

Although pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the three months ended March 31, 2025, we received a commitment from the insurance carrier for $5 million, of which we received $2 million in proceeds.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite in 2023, we are not aware of any other anomalies with respect to our owned or leased satellites as of March 31, 2025. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

New Accounting Pronouncements

See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further information.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Part I, Item 1. Financial Statements - Note 9. Commitments and Contingencies - Litigation in this Form 10-Q.

ITEM 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

We depend on suppliers, including suppliers with manufacturing in China and other countries, for various materials in our satellite and related infrastructure. Changes in U.S. or foreign trade policies, including, but not limited to, new or increased tariffs, export controls, trade restrictions or sanctions, have resulted, and may continue to result, in higher costs for the equipment we procure.

Supply chain disruptions, customs delays, new compliance requirements and other challenges may cause delays in deploying satellite infrastructure and customer equipment, increase our operational expenses and impact our ability to meet customer demand. Although we attempt to mitigate these risks through alternative sourcing and operational efficiencies, these efforts may not be successful or sufficient.

If we are unable to pass increased costs to customers without negatively impacting demand, or offset them through other measures, our business, financial condition and results of operations could be materially adversely affected.

ITEM 6.EXHIBITS

Exhibit No.	Description
22 (H)	List of Subsidiary Guarantors
31.1 (H)	Section 302 Certification of Chief Executive Officer
31.2 (H)	Section 302 Certification of Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer
32.2 (H)	Section 906 Certification of Principal Financial Officer
101 (H)

The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended March 31, 2025 filed on May 9, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 9, 2025