Form 10-Q
period 2025-06-30
Hughes Satellite Systems Corp
filed 2025-08-05
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025.

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

As of July 31, 2025, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

PART I — FINANCIAL INFORMATION

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

SUMMARY OF RISK FACTORS

Risks Relating to the Pending FCC Review

●	In response to the uncertainty created by the FCC inquiries, our parent, EchoStar may take one or more significant actions in order to protect their interest in their Wireless Licenses and other assets, which actions may also directly impact us and could negatively impact your investment.

●	The FCC’s review of our parent, EchoStar’s compliance with network build-out requirements could lead to the loss or impairment of certain of their existing spectrum licenses.

Competition and Economic Risks

●	We face intense and increasing competition from providers of broadband services. Changing consumer behavior and new technologies in our industry may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.

●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.

●	Our business is partially dependent on enterprise revenue and any decline or reduction of that revenue could negatively impact our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.

i

●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.

●	Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.

●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could increase, among other things, our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.

●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Satellites

●	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.

●	Our satellites under construction are subject to risks related to, among other things, construction, technology, regulations and launch that could limit our ability to utilize these satellites, increase costs and adversely affect our business.

●	Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.

●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

ii

Risks Related to Cybersecurity

●	Our parent, EchoStar, has experienced and we may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.

●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Acquisition and Capital Structure Risks

●	We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our parent, EchoStar may voluntarily file for protection under the U.S. Bankruptcy Code to protect their Wireless Licenses and other assets.

●	Our parent, EchoStar is controlled by one principal stockholder who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted.

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

iii

Item 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$122,901	$204,198
Marketable investment securities	17,774	—
Trade accounts receivable and contract assets, net of allowance for credit losses of $12,094 and $11,314, respectively	289,331	275,247
Prepaids and other assets	71,860	63,684
Inventory	178,358	151,043
Other current assets	55,312	48,034
Total current assets	735,536	742,206

Noncurrent Assets:
Property and equipment, net	1,021,337	1,097,190
Operating lease assets	887,604	939,896
Regulatory authorizations, net	404,916	404,698
Other intangible assets, net	9,953	11,082
Other investments	22,015	23,516
Other noncurrent assets, net	265,777	252,789
Total noncurrent assets	2,611,602	2,729,171
Total assets	$3,347,138	$3,471,377

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$94,439	$99,519
Contract liabilities	87,523	81,558
Accrued interest	37,914	38,845
Accrued compensation	32,971	34,904
Accrued expenses	59,028	55,019
Operating lease liabilities	122,053	72,393
Other current liabilities	57,258	48,242
Current portion of long-term debt and other notes payable (Note 8)	11,218	9,548
Total current liabilities	502,404	440,028

Long-Term Obligations, Net of Current Portion:
Long-term debt and other notes payable, net of current portion (Note 8)	1,529,532	1,533,717
Deferred tax liabilities, net	145,309	191,559
Operating lease liabilities, noncurrent	772,505	830,629
Other noncurrent liabilities	78,907	85,385
Total long-term obligations, net of current portion	2,526,253	2,641,290
Total liabilities	3,028,657	3,081,318

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,496,780	1,487,758
Accumulated other comprehensive income (loss)	(167,506)	(190,810)
Accumulated earnings (deficit)	(1,063,999)	(958,518)
Total HSSC stockholder's equity (deficit)	265,275	338,430
Noncontrolling interests	53,206	51,629
Total stockholder's equity (deficit)	318,481	390,059
Total liabilities and stockholder's equity (deficit)	$3,347,138	$3,471,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$274,254	$303,905	$551,955	$623,409
Equipment sales and other revenue	60,770	85,714	149,133	146,214
Total revenue	335,024	389,619	701,088	769,623

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	161,017	172,114	320,086	342,564
Cost of sales - equipment and other	63,409	78,283	144,995	134,663
Selling, general and administrative expenses	81,426	93,056	163,221	196,708
Depreciation and amortization	84,014	93,093	167,815	186,875
Total costs and expenses	389,866	436,546	796,117	860,810

Operating income (loss)	(54,842)	(46,927)	(95,029)	(91,187)

Other Income (Expense):
Interest income	2,247	3,555	4,747	20,570
Interest expense, net of amounts capitalized	(24,652)	(22,095)	(50,311)	(49,444)
Other, net (Note 4)	2,949	(3,682)	4,699	(5,106)
Total other income (expense), net	(19,456)	(22,222)	(40,865)	(33,980)

Income (loss) before income taxes	(74,298)	(69,149)	(135,894)	(125,167)
Income tax benefit (provision), net	16,475	11,274	29,031	17,026
Net income (loss)	(57,823)	(57,875)	(106,863)	(108,141)
Less: Net income (loss) attributable to noncontrolling interests	(737)	(1,893)	(1,382)	(6,540)
Net income (loss) attributable to HSSC	$(57,086)	$(55,982)	$(105,481)	$(101,601)

Comprehensive Income (Loss):
Net income (loss)	$(57,823)	$(57,875)	$(106,863)	$(108,141)
Other comprehensive income (loss):
Foreign currency translation adjustments	13,824	(17,473)	26,263	(25,711)
Unrealized gains (losses) on available-for-sale debt securities	(7)	(5)	(11)	(267)
Recognition of previously unrealized (gains) losses on available-for-sale debt securities included in net income (loss)	8	—	11	204
Total other comprehensive income (loss), net of tax	13,825	(17,478)	26,263	(25,774)
Comprehensive income (loss):	(43,998)	(75,353)	(80,600)	(133,915)
Less: Comprehensive income (loss) attributable to noncontrolling interests	421	(5,115)	1,577	(10,880)
Comprehensive income (loss) attributable to HSSC	$(44,419)	$(70,238)	$(82,177)	$(123,035)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-in	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2023	$—	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Non-cash, stock-based compensation	—	993	—	—	—	993
Dividends to EchoStar Corporation	—	—	—	(1,029,000)	—	(1,029,000)
Other comprehensive income (loss)	—	—	(7,178)	—	(1,118)	(8,296)
Net income (loss)	—	—	—	(45,619)	(4,647)	(50,266)
Balance, March 31, 2024	$—	$1,485,057	$(159,669)	$(794,734)	$61,866	$592,520
Non-cash, stock-based compensation	—	1,544	—	—	—	1,544
Other comprehensive income (loss)	—	—	(14,256)	—	(3,222)	(17,478)
Net income (loss)	—	—	—	(55,982)	(1,893)	(57,875)
Balance, June 30, 2024	$—	$1,486,601	$(173,925)	$(850,716)	$56,751	$518,711

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-in	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2024	$—	$1,487,758	(190,810)	$(958,518)	$51,629	$390,059
Non-cash, stock-based compensation	—	2,961	—	—	—	2,961
Other comprehensive income (loss)	—	—	10,637	—	1,801	12,438
Net income (loss)	—	—	—	(48,395)	(645)	(49,040)
Balance, March 31, 2025	$—	$1,490,719	$(180,173)	$(1,006,913)	$52,785	$356,418
Non-cash, stock-based compensation	—	6,061	—	—	—	6,061
Other comprehensive income (loss)	—	—	12,667	—	1,158	13,825
Net income (loss)	—	—	—	(57,086)	(737)	(57,823)
Balance, June 30, 2025	$—	$1,496,780	$(167,506)	$(1,063,999)	$53,206	$318,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(106,863)	$(108,141)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	167,815	186,875
Realized and unrealized losses (gains) on investments, impairments and other	(11)	(200)
Non-cash, stock-based compensation	9,022	2,537
Deferred tax provision (benefit), net	(43,977)	(40,888)
Equity in (earnings) losses of affiliates	(498)	2,523
Changes in allowance for credit losses	780	3,564
Foreign currency transaction losses (gains), net	(4,216)	2,796
Amortization of debt issuance costs	461	435
Noncurrent assets and noncurrent liabilities, net	(22,428)	12,868
Other, net	(304)	(942)
Changes in operating assets and operating liabilities, net:
Trade accounts receivable and contract assets, net	(10,485)	1,548
Other current assets	(21,709)	(33,974)
Trade accounts payable	(4,248)	(5,799)
Contract liabilities	5,965	(35,335)
Accrued expenses and other liabilities	41,872	(344,382)
Net cash flows from operating activities	11,176	(356,515)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(30,261)	—
Sales and maturities of marketable investment securities	12,800	414,323
Purchases of property and equipment (Note 6)	(61,341)	(123,649)
Expenditures for externally marketed software	(11,499)	(13,245)
Dividend received from unconsolidated affiliate	2,000	3,000
Other, net	(184)	—
Net cash flows from investing activities	(88,485)	280,429

Cash Flows From Financing Activities:
Payment of in-orbit incentive obligations	(3,824)	(1,480)
Dividends to EchoStar Corporation	—	(1,029,000)
Other, net	806	437
Net cash flows from financing activities	(3,018)	(1,030,043)

Effect of exchange rates on cash and cash equivalents	2,954	(3,646)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(77,373)	(1,109,775)
Cash and cash equivalents, including restricted amounts, beginning of period (Note 4)	205,813	1,277,741
Cash and cash equivalents, including restricted amounts, end of period (Note 4)	$128,440	$167,966

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. We currently lease all of the capacity of EchoStar XXIV from EchoStar, effective December 31, 2023. As of June 30, 2025, we had 819,000 Broadband subscribers.

Recent Developments

Our parent, EchoStar received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 buildout extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”).  EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, EchoStar’s Chairman met with the FCC; during this meeting EchoStar explained that any reconsideration of the September 2024 grant of their construction deadline extensions, any after-the-fact change to the criteria upon which their build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of their current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, EchoStar continues to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to their businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to EchoStar. This uncertainty over EchoStar’s spectrum rights has effectively frozen their ability to make decisions regarding their 5G network buildout, has materially adversely impacted their ability to implement and adjust their overall business plan and has required them to re-evaluate the deployment of their resources. In light of the continued uncertainty related to the FCC inquiries, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

grace periods to make such interest payments. EchoStar remains focused on resolving the FCC’s stated concerns. EchoStar continues to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to them.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $141 million as of June 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of June 30, 2025, we have $1.5 billion of debt maturing in August 2026.

Because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity. In addition, our parent, EchoStar, may not be able to provide additional liquidity in the future as substantial doubt exists about their ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

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

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. As of June 30, 2025, our concentration of credit risk is approximately evenly spread across our portfolio of customers.

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

As of June 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of long-term debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of non-publicly traded debt are based on, among other things, available trade information, valuations performed by a third party, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. The non-publicly traded debt is categorized within Level 3 of the fair value hierarchy. See Note 8 for the fair value of our debt.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $9 million and $11 million for the three months ended June 30, 2025 and 2024, respectively. Advertising expenses totaled $19 million and $24 million for the six months ended June 30, 2025 and 2024, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales - equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $10 million and $20 million for the three months ended June 30, 2025 and 2024, respectively. Research and development costs totaled $21 million and $36 million for the six months ended June 30, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740):

Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$51,023	$51,790
Cash paid for income taxes to EchoStar Corporation, net of refunds	1,343	200,346
Accrued capital expenditures	3,433	4,896

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Corporate bonds	$12,501	$—
Commercial paper	5,000	—
Other debt securities	273	—
Total current marketable investment securities	17,774	—

Restricted cash and cash equivalents (1)	5,539	1,615

Other investments
Equity method investments	10,737	12,238
Cost method investments	11,278	11,278
Total other investments	22,015	23,516

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$45,328	$25,131
(1)	Restricted cash and cash equivalents are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The Al Yah 3 Ka-band satellite is no longer in service.

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	June 30, 2025					--	December 31, 2024
	Level 1	__	Level 2	__	Total	__	Level 1	__	Level 2	__	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$100,484		$—		$100,484		$115,409		$—		$115,409
Cash equivalents	6,812		21,144		27,956		1,819		88,585		90,404
Total	$107,296		$21,144		$128,440		$117,228		$88,585		$205,813

Available-for-sale debt securities:
Corporate bonds	$—		$12,501		$12,501		$—		$—		$—
Commercial paper	—		5,000		5,000		—		—		—
Other debt securities	—		273		273		—		—		—
Total	$—		$17,774		$17,774		$—		$—		$—

As of June 30, 2025, marketable investment securities included debt securities of $7 million with contractual maturities within one year and $11 million with contractual maturities extending longer than one year through and including five years.

As of June 30, 2025 and December 31, 2024, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$8	$—	$11	$200
Equity in earnings (losses) of unconsolidated affiliates	901	(1,190)	498	(2,523)
Foreign currency transaction gains (losses)	2,081	(2,510)	4,216	(2,796)
Other	(41)	18	(26)	13
Total	$2,949	$(3,682)	$4,699	$(5,106)

5.	Inventory

Inventory consisted of the following:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$105,042	$90,147
Work-in-process	37,084	30,302
Raw materials	36,232	30,594
Total inventory	$178,358	$151,043

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

6.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

		Depreciable		As of
		Life		June 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers	2	-	4	$855,631	$865,003
Satellites	5	-	15	1,214,974	1,210,437
Satellites acquired under finance lease agreements		15		356,275	344,972
Furniture, fixtures, equipment and other	1	-	12	693,494	682,614
Software and computer equipment	1	-	5	314,962	300,255
Buildings and improvements	1	-	30	131,316	129,779
Land		-		13,618	13,460
Construction in progress		-		6,976	7,980
Total property and equipment				3,587,246	3,554,500
Accumulated depreciation				(2,565,909)	(2,457,310)
Property and equipment, net (1)				$1,021,337	$1,097,190
(1)	As of June 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$27,983	$43,631	$55,131	$71,700
Satellites	23,370	26,646	46,692	53,545
Buildings, furniture, fixtures, equipment and other	15,917	7,192	32,773	30,077
Software and computer equipment	7,171	6,601	14,091	13,203
Intangible assets and other amortization expense	9,573	9,023	19,128	18,350
Total depreciation and amortization	$84,014	$93,093	$167,815	$186,875

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, and amortization of development costs of externally marketed software.

Satellites

As of June 30, 2025, our satellite fleet consisted of six satellites in geosynchronous orbit, approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We also

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which we lease from EchoStar which is accounted for as an operating lease.

As of June 30, 2025, our satellite fleet consisted of the following:

		Degree	Lease
		Orbital	Termination
Satellites	Launch Date	Location	Date
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A

Finance leases:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES‑11	October 2017	105	November 2030

Operating leases:
EchoStar XXIV	July 2023	95.2	December 2030

As of June 2025, all commercial traffic on the Al Yah 3 satellite had been transferred to other satellites in our fleet and the Al Yah 3 satellite is no longer operational and is no longer in service.

In addition, all commercial traffic on the EchoStar IX satellite has been transferred to other satellites in our fleet and the EchoStar IX satellite is no longer in service. During the second quarter of 2025, we began the disposal process for the EchoStar IX satellite and the disposal process is expected to be completed in the third quarter of 2025.

Satellite-Related Commitments

As of June 30, 2025 and December 31, 2024 our satellite-related commitments, excluding in-orbit incentives, were $36 million and $43 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position.

There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three and six months ended June 30, 2025.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. However, pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the six months ended June 30, 2025, we received a commitment from the insurance carrier for $5 million, of which we received $4 million in proceeds.

Fair Value of In-Orbit Incentives

As of June 30, 2025 and December 31, 2024, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $38 million and $41 million, respectively.

7.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 6.0 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the amounts for ROU assets, lease liabilities, weighted-average lease terms and discount rates for operating and finance leases:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Right-of-use assets:
Operating	$887,604	$939,896
Finance	176,754	183,391
Total right-of-use assets	$1,064,358	$1,123,287

Lease liabilities:
Current:
Operating	$122,053	$72,393
Finance	—	—
Total current	122,053	72,393
Noncurrent:
Operating	772,505	830,629
Finance	—	—
Total noncurrent	772,505	830,629
Total lease liabilities	$894,558	$903,022

Weighted Average Remaining Lease Term:
Finance leases	0.0 years	0.0 years
Operating leases	6.0 years	6.6 years

Weighted Average Discount Rate:
Finance leases	—%	—%
Operating leases	12.0%	12.0%

As of June 30, 2025 and December 31, 2024, we have prepaid our obligations regarding all of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $180 million and $162 million as of June 30, 2025 and December 31, 2024, respectively. Certain of our finance leases are subject to fluctuations in exchange rates.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table presents the components of lease expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Lease cost:
Operating lease cost	$6,653	$5,548	$13,225	$12,195
Operating lease cost - EchoStar XXIV	47,675	47,593	95,350	95,350
Total operating lease cost	54,328	53,141	108,575	107,545
Finance lease cost:
Amortization of right-of-use assets	5,880	790	11,712	5,313
Interest on lease liabilities	—	—	—	—
Total finance lease cost	5,880	790	11,712	5,313
Short-term lease cost	—	—	—	—
Variable lease cost	—	—	—	—
Total lease cost	$60,208	$53,931	$120,287	$112,858

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,055	$260,546
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,006	—
Finance leases	—	—

Refer to Note 12 for further details on EchoStar XXIV operating lease.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Maturities of lease liabilities as of June 30, 2025 were as follows:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining six months)	$108,972
2026	216,874
2027	215,341
2028	213,089
2029	212,131
Thereafter	272,247
Total lease payments	1,238,654
Less: Imputed interest	(344,096)
Total	894,558
Less: Current portion	122,053
Long-term portion of lease obligations	$772,505

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Sales-type lease revenue:	(In thousands)
Revenue at lease commencement	$1,376	$995	$3,159	$1,544
Interest income	411	544	825	1,079
Total sales-type lease revenue	1,787	1,539	3,984	2,623
Operating lease revenue	2,105	4,305	4,592	10,860
Total lease revenue (1)	$3,892	$5,844	$8,576	$13,483
(1)	The reduction in total lease revenue relates to the loss of a single significant customer.

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $23 million and $26 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents future operating lease payments to be received as of June 30, 2025:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining six months)	$5,515
2026	7,271
2027	5,839
2028	3,669
2029	3,128
Thereafter	2,028
Total lease payments to be received	$27,450

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

8.	Long-Term Debt and Other Notes Payable

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/4% Senior Secured Notes due 2026 (1)	$750,000	$669,630	$750,000	$686,475
6 5/8% Senior Notes due 2026	750,000	548,625	750,000	595,725
Other notes payable	41,798	41,798	44,774	44,774
Subtotal	1,541,798	$1,260,053	1,544,774	$1,326,974
Unamortized deferred financing costs and other debt discounts, net	(1,048)		(1,509)
Total	1,540,750		1,543,265
Less: current portion	(11,218)		(9,548)
Long-term debt and other notes payable, net of current portion	$1,529,532		$1,533,717
(1)	During the six months ended June 30, 2025, our parent, EchoStar, purchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The repurchase is held at EchoStar.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

9.	Commitments and Contingencies

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of June 30, 2025, the gross

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

amount of fees, penalties and interest owed was approximately $93 million with $46 million remaining outstanding as a result of historical payments.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed. The parties reached a conditional agreement to settle the matter, but the conditions were not met, so the stay entered on October 3, 2024 was lifted on November 22, 2024. On July 8, 2025, a magistrate judge issued a report and recommendation that DirecTV should have to indemnify HCIPL only for license fees, penalties and interest that would have been owing to the DOT as of the April 22, 2005 closing date of the spinoff, but not the penalties and interest that compounded on such pre-closing amounts during the course of the litigation in India.

The following table presents the components of the accrual:

	As of
	June 30,	--	December 31,
	2025		2024

	(In thousands)
Additional license fees	$3,311		$3,314
Penalties	3,399		3,402
Interest on license fees and penalties	86,484		84,643
Less: Payments	(46,745)		(36,929)
Total accrual	46,449		54,430
Less: Current portion (1)	9,851		9,860
Total long-term accrual (2)(3)	$36,598		$44,570
(1)	The current portion of the accrual is included in “Accrued expenses” on our Condensed Consolidated Balance Sheets.
(2)	The long-term portion of the accrual is included in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.
(3)	The amount owed must be paid in Indian Rupees.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

We manage our business activities on a consolidated basis and operate as a single operating segment, Hughes.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Hughes	2025	2024	2025	2024

	(In thousands)
Revenue
Revenue from external customers:
Service revenue	$274,254	$303,905	$551,955	$623,409
Equipment sales and other revenue	60,770	85,714	149,133	146,214
Total Revenue	335,024	389,619	701,088	769,623

Operating Expenses
Cost of services:
Connectivity services (1)	97,768	100,251	194,520	198,631
Other (2)	63,249	71,863	125,566	143,933
Total cost of services	161,017	172,114	320,086	342,564

Cost of sales - equipment and other	63,409	78,283	144,995	134,663
Selling, general and administrative expenses:
Subscriber acquisition costs	43,477	45,155	87,996	94,449
Selling, general and administrative expenses	37,949	47,901	75,225	102,259
Total selling, general and administrative expenses	81,426	93,056	163,221	196,708

OIBDA (3)	29,172	46,166	72,786	95,688

Depreciation and amortization	84,014	93,093	167,815	186,875
Total costs and expenses	389,866	436,546	796,117	860,810

Operating income (loss)	$(54,842)	$(46,927)	$(95,029)	$(91,187)

Interest income	2,247	3,555	4,747	20,570
Interest expense, net of amounts capitalized	(24,652)	(22,095)	(50,311)	(49,444)
Other, net	2,949	(3,682)	4,699	(5,106)
Total other income (expense)	(19,456)	(22,222)	(40,865)	(33,980)

Income (loss) before income taxes	(74,298)	(69,149)	(135,894)	(125,167)
Income tax (provision) benefit, net	16,475	11,274	29,031	17,026
Net income (loss)	$(57,823)	$(57,875)	$(106,863)	$(108,141)

Purchases of property and equipment	$(29,693)	$(55,123)	$(61,341)	$(123,649)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
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

11.	Revenue Recognition

Contract Balances

The following table presents the activity in our allowance for credit losses:

	For the Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Balance at beginning of period	$11,314	$20,399
Current period provision for expected credit losses	8,485	16,784
Write-offs charged against allowance	(7,929)	(12,979)
Foreign currency translation	224	(241)
Balance at end of period	$12,094	$23,963

As of June 30, 2025, we have accounts receivable balances of $18 million for certain customers in Mexico and Brazil, a portion of which have been fully reserved in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes our contract asset and liability balances:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Contract assets	$149,165	$108,007

Contract liabilities:
Current	$87,523	$81,558
Noncurrent	550	1,068
Total contract liabilities	$88,073	$82,626

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $51 million.

Performance Obligations

As of June 30, 2025, the remaining performance obligations for our customer contracts was approximately $1.6 billion. Performance obligations expected to be satisfied within one year and greater than one year are 28% and 72%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$57,095	$52,502	$57,337	$49,343
Additions	8,941	12,880	18,126	25,920
Amortization expense	(10,063)	(9,101)	(19,896)	(18,843)
Foreign currency translation	367	(762)	773	(901)
Balance, end of period	$56,340	$55,519	$56,340	$55,519

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
North America	$272,359	$311,705	$570,413	$619,553
South and Central America	31,976	35,361	63,553	71,316
Other	30,689	42,553	67,122	78,754
Total revenue	$335,024	$389,619	$701,088	$769,623

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Service revenue:
Services	$272,077	$299,600	$547,363	$612,549
Lease revenue	2,177	4,305	4,592	10,860
Total service revenue	274,254	303,905	551,955	623,409
Equipment sales and other revenue:
Equipment sales	29,406	48,457	62,815	83,589
Design, development and construction services	29,505	35,718	82,190	60,002
Lease revenue	1,859	1,539	4,128	2,623
Total equipment and other revenue	60,770	85,714	149,133	146,214
Total revenue	$335,024	$389,619	$701,088	$769,623

12.	Related Party Transactions

Related Party Transactions with EchoStar, our Parent, and its subsidiaries.

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of June 30, 2025 and December 31, 2024, trade accounts receivable from EchoStar was $37 million and $23 million, respectively. These amounts are recorded in “Other current assets” on our Condensed Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Noncurrent receivables”

As of June 30, 2025 and December 31, 2024, noncurrent receivables from EchoStar was $92 million and $83 million, respectively. These amounts are recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of June 30, 2025 and December 31, 2024, trade accounts payable to EchoStar was $32 million and $41 million, respectively. These amounts are recorded in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheets.

“Noncurrent payables”

As of June 30, 2025 and December 31, 2024, noncurrent payables to EchoStar was $28 million and $26 million, respectively. These amounts are recorded in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.

“Current operating lease liabilities”

As of June 30, 2025 and December 31, 2024, current operating lease liabilities to EchoStar was $105 million and $56 million, respectively. These amounts are recorded in “Operating lease liabilities” on our Condensed Consolidated Balance Sheets.

“Noncurrent operating lease liabilities”

As of June 30, 2025 and December 31, 2024, noncurrent operating lease liabilities to EchoStar was $643 million and $695 million, respectively. These amounts are recorded in “Operating lease liabilities, noncurrent” on our Condensed Consolidated Balance Sheets.

“Service revenue”

During each of the three months ended June 30, 2025 and 2024, we received $3 million for services provided to EchoStar. During the six months ended June 30, 2025 and 2024, we received $6 million and $7 million, respectively, for the services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-Band spectrum. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Cost of services”

During the three months ended June 30, 2025 and 2024, we incurred $49 million and $48 million, respectively, of costs for services provided to us by EchoStar. During the six months ended June 30, 2025 and 2024, we incurred $98 million and $97 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

“Cost of sales – equipment and other”

During the three months ended June 30, 2025 and 2024, we incurred $1 million and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. During the six months ended June 30, 2025 and 2024, we incurred $2 million and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

Whidbey Island 5G Network Test Bed Subcontract. Effective June 2022, we entered into certain agreements pursuant to which EchoStar provides us access and use of a lab, technical support and integration, and testing support for the 5G network test bed. In addition, we lease certain wireless spectrum, and receive construction and related services. We may terminate this agreement at any time by providing written notice to EchoStar.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

“Selling, general and administrative expenses”

During each of the three months ended June 30, 2025 and 2024, we incurred $1 million for selling, general and administrative expenses for services provided to us by EchoStar. During each of the six months ended June 30, 2025 and 2024, we incurred $1 million for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

Other Agreements – EchoStar

Hughes Broadband Master Services Agreement. In March 2017, we and EchoStar entered into the Master Services Agreement (“MSA”) pursuant to which EchoStar, among other things: (i) have the right, but not the obligation, to market, promote and solicit orders for our satellite Internet service and related equipment; and (ii) install service equipment with respect to activations EchoStar generates. The MSA had an initial term that ended March 2022 with automatic renewal for successive one-year terms. Either party has the ability to terminate the MSA, in whole or in part, for any reason upon at least 90 days’ notice to the other party. Upon expiration or termination of the MSA, we will continue to provide the satellite Internet service to subscribers and make certain payments to EchoStar pursuant to the terms and conditions of the MSA. For the three months ended June 30, 2025 and 2024, we incurred sales incentives and other costs under the MSA totaling $1 million and less than a million, respectively. For the six months ended June 30, 2025 and 2024, we incurred sales incentives and other costs under the MSA totaling $2 million and $1 million, respectively. These costs are capitalized and amortized to expense over the estimated customer life or the contract term. See Note 2 “Assets

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Recognized Related to the Costs to Obtain a Contract with a Customer” for further information. During each of the three months ended June 30, 2025 and 2024 the amounts amortized to expense were less than a million. During each of six months ended June 30, 2025 and 2024 the amounts amortized to expense were $1 million. These costs are expensed in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Joint Ventures and Cost Investments

Deluxe/EchoStar LLC

We own 50% of Deluxe, a joint venture that we entered into in 2010 to build an advanced digital cinema satellite distribution network targeting delivery to digitally equipped theaters in the U.S. and Canada. Refer to Note 4 for more information.

The table below summarizes our transactions with Deluxe:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue from Deluxe	$1,315	$1,380	$2,662	$2,749

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Trade accounts receivable from Deluxe	$920	$992

During the six months ended June 30, 2025 we received dividends from Deluxe totaling $2 million.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The Al Yah 3 Ka-band satellite is no longer in service.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The table below summarizes our transactions with BCS:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue from BCS	$744	$603	$1,533	$1,349

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Trade accounts receivable from BCS	$845	$2,572

Hughes Systique Corporation (“Hughes Systique”)

We hold certain equity in Hughes Systique and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Purchases from Hughes Systique	$4,093	$4,380	$8,148	$8,976

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Amounts payable to Hughes Systique	$1,346	$1,466
13.

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

EXECUTIVE SUMMARY

Recent Developments

Our parent, EchoStar received a letter from the Federal Communications Commission (the “FCC”) on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 buildout extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “Letter”).  EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025. On June 11, 2025, EchoStar’s Chairman met with the FCC; during this meeting EchoStar explained that any reconsideration of the September 2024 grant of their construction deadline extensions, any after-the-fact change to the criteria upon which their build-out is judged, or any decision to upend the 2 GHz band’s sharing rules would threaten the viability of their current operations and future plans. While no resolution has been achieved yet, and it is possible that no such resolution will ultimately be achieved, EchoStar continues to explore an acceptable resolution of the FCC’s stated concerns in a manner that minimizes disruption to their businesses and lifts the regulatory uncertainty created by the inquiries. The FCC review has introduced the possibility of reversing prior FCC grants of authority to EchoStar. This uncertainty over EchoStar’s spectrum rights has effectively frozen their ability to make decisions regarding their 5G network buildout, has materially adversely impacted their ability to implement and adjust their overall business plan and has required them to re-evaluate the deployment of their resources. In light of the continued uncertainty related to the FCC inquiries, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments. EchoStar remains focused on resolving the FCC’s stated concerns. EchoStar continues to progress wide-ranging efforts to explore alternative or complementary pathways that could, if successfully implemented, resolve the FCC’s stated concerns in a manner acceptable to them.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Liquidity and Capital Resources

Operational Liquidity

We primarily rely on our existing cash, cash equivalents and marketable investment securities balances, as well as cash generated from operations, to fund our business operations. Consumer revenue depends on our success in adding new and retaining existing subscribers. Revenue in our enterprise and equipment businesses relies heavily on global economic conditions and the competitive landscape for pricing relative to competitors and alternative technologies. There can be no assurance that we will have positive cash flows from operations. If we experience negative cash flows, our existing cash, cash equivalents and marketable investment securities balances may be further reduced.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Other, net. “Other, net” primarily includes gains and losses realized on the sale of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, impairment of our equity method investments, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, foreign currency transaction gains and losses, equity in earnings and losses of our affiliates, dividends received from our marketable investment securities, and other non-operating income and expense items that are not appropriately classified elsewhere in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in our Condensed Consolidated Financial Statements.

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

We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. Effective December 2023, we lease the capacity of EchoStar XXIV from EchoStar.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Backlog

As of June 30, 2025, our Hughes segment had $1.6 billion of contracted revenue backlog. We define the Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table presents our condensed consolidated results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	For the Three Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$274,254	$303,905	$(29,651)	(9.8)
Equipment sales and other revenue	60,770	85,714	(24,944)	(29.1)
Total revenue	335,024	389,619	(54,595)	(14.0)
Costs and expenses:
Cost of services	161,017	172,114	(11,097)	(6.4)
% of Service revenue	58.7%	56.6%
Cost of sales - equipment and other	63,409	78,283	(14,874)	(19.0)
% of Equipment sales and other revenue	104.3%	91.3%
Selling, general and administrative expenses	81,426	93,056	(11,630)	(12.5)
% of Total revenue	24.3%	23.9%
Depreciation and amortization	84,014	93,093	(9,079)	(9.8)
Total costs and expenses	389,866	436,546	(46,680)	(10.7)
Operating income (loss)	(54,842)	(46,927)	(7,915)	(16.9)
Other income (expense):
Interest income	2,247	3,555	(1,308)	(36.8)
Interest expense, net of amounts capitalized	(24,652)	(22,095)	(2,557)	(11.6)
Other, net	2,949	(3,682)	6,631	*
Total other income (expense), net	(19,456)	(22,222)	2,766	12.4
Income (loss) before income taxes	(74,298)	(69,149)	(5,149)	(7.4)
Income tax benefit (provision), net	16,475	11,274	5,201	46.1
Effective tax rate	22.2%	16.3%
Net income (loss)	(57,823)	(57,875)	52	0.1
Less: Net income (loss) attributable to noncontrolling interests	(737)	(1,893)	1,156	61.1
Net income (loss) attributable to HSSC	$(57,086)	$(55,982)	$(1,104)	(2.0)

Other data:
Broadband subscribers, as of period end (in millions)	0.819	0.955	(0.136)	(14.2)
Broadband subscribers additions (losses), net (in millions)	(0.034)	(0.023)	(0.011)	(47.8)
Purchases of property and equipment	$29,693	$55,123	$(25,430)	(46.1)
OIBDA**	$29,172	$46,166	$(16,994)	(36.8)
*	Percentage is not meaningful.
**

A reconciliation of “OIBDA” to “Operating income (loss),” the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of “OIBDA,” see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The following discussion relates to our results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

Broadband subscribers. We lost approximately 34,000 net Broadband subscribers for the three months ended June 30, 2025 compared to the loss of approximately 23,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite based competitors and other technologies.

Service revenue. Service revenue totaled $274 million for the three months ended June 30, 2025, a decrease of $30 million, or 9.8%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. Equipment sales and other revenue totaled $61 million for the three months ended June 30, 2025, a decrease of $25 million, or 29.1%, as compared to 2024. The decrease was primarily attributable to lower hardware sales to our North American and international enterprise customers.

Cost of services. Cost of services totaled $161 million for the three months ended June 30, 2025, a decrease of $11 million, or 6.4%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our Cost of services represented 58.7% and 56.6% of Service revenue during the three months ended June 30, 2025 and 2024, respectively. This increase was primarily attributable to a change in mix to lower margin services.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $63 million for the three months ended June 30, 2025, a decrease of $15 million, or 19.0%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international enterprise customers. Our Cost of sales – equipment and other represented 104.3% and 91.3% of Equipment sales and other revenue during the three months ended June 30, 2025 and 2024, respectively. The three months ended June 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $81 million for the three months ended June 30, 2025, a decrease of $12 million, or 12.5%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense and lower marketing expenditures.

Depreciation and amortization. Depreciation and amortization expense totaled $84 million for the three months ended June 30, 2025, a decrease of $9 million, or 9.8%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Interest income. Interest income totaled $2 million for the three months ended June 30, 2025 a decrease of $1 million, or 36.8%, as compared to 2024. This decrease primarily resulted from lower average cash and marketable investment securities balances, and lower percentage of returns earned on our cash and marketable investment securities balances during the three months ended June 30, 2025.

Income tax benefit (provision), net. Our income tax benefit (provision), net was a $16 million benefit for the three months ended June 30, 2025, as compared to a $11 million benefit for the three months ended June 30, 2024. This change was primarily related to increases in loss before income taxes and changes in our effective tax rate. Our effective tax rate during the three months ended June 30, 2025 was impacted by foreign valuation allowances. Our effective tax rate during the three months ended June 30, 2024 was impacted by federal and foreign valuation allowances.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the three months ended June 30, 2025 compared to the same period in 2024 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table presents our condensed consolidated results of operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	For the Six Months Ended
	June 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$551,955	$623,409	$(71,454)	(11.5)
Equipment sales and other revenue	149,133	146,214	2,919	2.0
Total revenue	701,088	769,623	(68,535)	(8.9)
Costs and expenses:
Cost of services	320,086	342,564	(22,478)	(6.6)
% of Service revenue	58.0%	55.0%
Cost of sales - equipment and other	144,995	134,663	10,332	7.7
% of Equipment sales and other revenue	97.2%	92.1%
Selling, general and administrative expenses	163,221	196,708	(33,487)	(17.0)
% of Total revenue	23.3%	25.6%
Depreciation and amortization	167,815	186,875	(19,060)	(10.2)
Total costs and expenses	796,117	860,810	(64,693)	(7.5)
Operating income (loss)	(95,029)	(91,187)	(3,842)	(4.2)
Other income (expense):
Interest income	4,747	20,570	(15,823)	(76.9)
Interest expense, net of amounts capitalized	(50,311)	(49,444)	(867)	(1.8)
Other, net	4,699	(5,106)	9,805	*
Total other income (expense), net	(40,865)	(33,980)	(6,885)	(20.3)
Income (loss) before income taxes	(135,894)	(125,167)	(10,727)	(8.6)
Income tax benefit (provision), net	29,031	17,026	12,005	70.5
Effective tax rate	21.4%	13.6%
Net income (loss)	(106,863)	(108,141)	1,278	1.2
Less: Net income (loss) attributable to noncontrolling interests	(1,382)	(6,540)	5,158	78.9
Net income (loss) attributable to HSSC	$(105,481)	$(101,601)	$(3,880)	(3.8)

Other data:
Broadband subscribers, as of period end (in millions)	0.819	0.955	(0.136)	(14.2)
Broadband subscribers additions (losses), net (in millions)	(0.064)	(0.049)	(0.015)	(30.6)
Purchases of property and equipment, net of refunds	$61,341	$123,649	$(62,308)	(50.4)
OIBDA	$72,786	$95,688	$(22,902)	(23.9)
*	Percentage is not meaningful.
**

A reconciliation of “OIBDA” to “Operating income (loss),” the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Results of Operations. For further information on our use of “OIBDA,” see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The following discussion relates to our results of operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

Broadband subscribers. We lost approximately 64,000 net Broadband subscribers for the six months ended June 30, 2025 compared to the loss of approximately 49,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite based competitors and other technologies.

Service revenue. Service revenue totaled $552 million for the six months ended June 30, 2025, a decrease of $71 million, or 11.5%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. Equipment sales and other revenue totaled $149 million for the six months ended June 30, 2025, an increase of $3 million, or 2.0% as compared to 2024. The increase was primarily attributable to higher hardware sales to our North American enterprise customers, partially offset by a decrease in hardware sales to our international enterprise customers.

Cost of services. Cost of services totaled $320 million for the six months ended June 30, 2025, a decrease of $22 million, or 6.6%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our Cost of services represented 58.0% and 55.0% of Service revenue during the six months ended June 30, 2025 and 2024, respectively. This increase was primarily attributable to a change in mix to lower margin services.

Cost of sales - equipment and other. Cost of sales - equipment and other totaled $145 million for the six months ended June 30, 2025, an increase of $10 million, or 7.7% as compared to 2024. The increase was primarily attributable to higher costs of equipment to our North American enterprise customers, partially offset by a decrease in equipment costs to our international enterprise customers. Our Cost of sales – equipment and other represented 97.2% and 92.1% of Equipment sales and other revenue during the six months ended June 30, 2025 and 2024, respectively. The six months ended June 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $163 million for the six months ended June 30, 2025, a decrease of $33 million, or 17.0%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense and lower marketing expenditures.

Depreciation and amortization. Depreciation and amortization expense totaled $168 million for the six months ended June 30, 2025, a decrease of $19 million, or 10.2%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Interest income. Interest income totaled $5 million for the six months ended June 30, 2025 a decrease of $16 million, or 76.9% as compared to 2024. This decrease primarily resulted from lower average cash and marketable investment securities balances, and lower percentage of returns earned on our cash and marketable investment securities balances during the six months ended June 30, 2025.

Income tax benefit (provision), net. Our income tax benefit (provision), net was a $29 million benefit for the six months ended June 30, 2025, as compared to a $17 million benefit for the six months ended June 30, 2024. This change was primarily related to increases in loss before income taxes and changes in our effective tax rate. Our effective tax rate during the six months ended June 30, 2025 was impacted by foreign valuation

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

allowances. Our effective tax rate during the six months ended June 30, 2024 was impacted by federal and foreign valuation allowances and an increase in our uncertain tax positions.

Net income (loss) attributable to HSSC. The changes in Net income (loss) attributable to HSSC during the six months ended June 30, 2025 compared to the same period in 2024 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Operating income (loss)	$(54,842)	$(46,927)	$(95,029)	$(91,187)
Depreciation and amortization	84,014	93,093	167,815	186,875
OIBDA	$29,172	$46,166	$72,786	$95,688

The changes in OIBDA during the three and six months ended June 30, 2025 compared to the same periods in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

against the Guarantors may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law.

Each entity in the summarized combined financial information follows the same accounting policies as described in our condensed consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis and is derived from HSSC’s condensed consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the combined obligor group of debt issued by HSSC is presented in the table below:

	As of
	June 30,	December 31,
	2025	2024

	(In thousands)
Current assets	$545,617	$572,781
Noncurrent assets	2,447,135	2,575,931
Current liabilities	468,067	410,630
Noncurrent liabilities	2,471,006	2,588,899
Due from non-guarantors	83,317	91,679
Due from related parties	44,476	19,881
Due to non-guarantors	30,403	38,880
Due to related parties	811,317	788,633

The summarized results of operations information for the combined obligor group of debt issued by HSSC is presented in the table below:

For the Six Months Ended
June 30, 2025
(In thousands)
Total revenues	$591,899
Operating income (loss)	(94,687)
Net income (loss)	(104,701)
Revenue from non-guarantors	9,176

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Although pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the six months ended June 30, 2025, we received a commitment from the insurance carrier for $5 million, of which we received $4 million in proceeds.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite in 2023, which we no longer utilize, we are not aware of any other anomalies with respect to our owned or leased satellites as of June 30, 2025. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 9 “Commitments and Contingencies – Litigation” in the Notes to our Condensed Consolidated Financial Statements for information regarding certain legal proceedings in which we are involved.

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

In response to the uncertainty created by the FCC inquiries, our parent, EchoStar may take one or more significant actions in order to protect their interest in their Wireless Licenses and other assets, which actions may also directly impact us and could negatively impact your investment.

In order to protect their interest in their Wireless Licenses and other assets our parent, EchoStar, may take one or more actions that may negatively impact their operations and financial condition as well as ours, including, under certain circumstances, filing for relief under Chapter 11 of the United States Bankruptcy Code, which filing could also include Hughes, if EchoStar determines that such an action is in the best interests of EchoStar and its stakeholders. Such a decision could be driven by a range of strategic considerations, including, but not limited to, the uncertainty created by the FCC inquiries and effective deployment of capital.

Certain actions that EchoStar may take, including a potential voluntary Chapter 11 bankruptcy filing, which filing could also include Hughes, could have material adverse consequences, including, but not limited to: (i) disruption of EchoStar’s relationships with vendors, suppliers, employees and customers; (ii) limitations on EchoStar’s ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on EchoStar’s ability to take advantage of business opportunities; (iv) reputational harm; (v) potential delisting of EchoStar’s securities from trading exchanges; and (vi) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that EchoStar may take, including a filing for relief under Chapter 11 which could include Hughes, is inherently uncertain and may result in a loss of control by EchoStar’s principal stockholder or a material reduction in the value or change in the relative priority of existing equity or debt securities. These actions taken by EchoStar could have a direct and material negative impact on us.

There can be no assurance that any protective actions which EchoStar may take, including a restructuring or reorganization process involving Hughes, whether pursued in or outside of bankruptcy, would be successful or would not materially adversely affect our business, financial condition, results of operations, liquidity or the market value of our securities.

The FCC’s review of our parent, EchoStar’s compliance with network build-out requirements could lead to the loss or impairment of certain of their existing spectrum licenses.

As previously disclosed, on May 9, 2025, the FCC informed our parent, EchoStar that it had begun a review of their compliance with certain of their federal obligations to provide 5G service in the United States and raising certain questions regarding their September 2024 build-out extension and mobile-satellite service utilization in the 2 GHz band. While EchoStar is currently working to address the concerns raised by the FCC in a way that is acceptable to them, there can be no assurance that such a resolution will be reached.

The FCC review has introduced the possibility of reversing prior FCC grants of authority to EchoStar. This uncertainty over their spectrum rights has effectively frozen their ability to make decisions regarding our 5G network build-out, has materially adversely impacted their ability to implement and adjust their overall business plan and has required them to re-evaluate the deployment of their resources. In light of the continued uncertainty related to the FCC inquiries, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods to make such interest payments.

If EchoStar fails to reach an acceptable resolution with the FCC, one or more of their wireless spectrum licenses could be cancelled or modified and/or their build-out requirements could be accelerated, any of which would have a material adverse effect on their business, results of operations and financial condition. While Hughes does not hold terrestrial spectrum licenses itself, the significance of these negative potential outcomes occurring at the parent level could potentially have a material adverse effect on our business, results of operations and financial condition. During the pendency of the FCC review, EchoStar’s ability to make decisions with respect to their 5G network build-out and implement their business plans will continue to be materially adversely impacted, the attention of EchoStar’s management will continue to be diverted to this matter, and they will continue to evaluate the deployment of their resources and consider all strategic options. These actions occurring at our parent could consequently have a material adverse effect on our business, results of operations and financial condition as well.

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

We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Among other things, our business and financial condition is negatively impacted by upcoming debt maturities and interest payments which may further constrain available liquidity. In addition, our cash flow from operations is negative and may continue and/or accelerate. If we are unable to improve our operating performance, raise additional capital, negotiate with debt holders or otherwise secure adequate sources of liquidity, we may be unable to achieve our business objectives and may be forced to delay, curtail or forego strategic initiatives.

The presence of a going concern uncertainty may also adversely impact the price of our securities, harm our current, future and potential relationships with suppliers, vendors, customers, employees and creditors, and may limit our ability to access additional financing on acceptable terms or at all. There can be no assurance that management’s plans to mitigate these risks will be successful on a timely basis or at all. If we are unable to secure adequate liquidity on an acceptable timeline or at all, we may not be able to continue as a going concern, which could result in a total loss of your investment. In addition, as our cash and cash equivalents balance declines, the risks described above may continue, increase or accelerate at any time and with or without notice. We cannot guarantee the timing or outcome of any resolution and any resolution we may negotiate may materially adversely impact our business, financial condition and/or operations.

Item 6. EXHIBITS

Exhibit No.	Description
22 (H)	List of Subsidiary Guarantors
31.1 (H)	Section 302 Certification of Chief Executive Officer
31.2 (H)	Section 302 Certification of Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer
32.2 (H) 99.1*

Section 906 Certification of Principal Financial Officer

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated May 9, 2025 (incorporate by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed May 13, 2025)

101 (H)

The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended June 30, 2025 filed on August 5, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104 (H)	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).
(H)	Filed herewith.
*	Incorporated by reference.
(i)	Furnished herewith.
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
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer, DISH
(Principal Financial Officer and Principal Accounting Officer)

Date: August 5, 2025