Form 10-Q
period 2025-09-30
Hughes Satellite Systems Corp
filed 2025-11-14
CIK 1533758

8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025.

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

As of October 30, 2025, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

iii

Item 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$119,020	$204,198
Marketable investment securities	—	—
Trade accounts receivable and contract assets, net of allowance for credit losses of $11,988 and $11,314, respectively	297,190	275,247
Prepaids and other assets	72,490	63,684
Inventory	191,097	151,043
Other current assets	55,105	48,034
Total current assets	734,902	742,206

Noncurrent Assets:
Property and equipment, net	979,177	1,097,190
Operating lease assets	859,763	939,896
Regulatory authorizations, net	400,000	404,698
Intangible assets, net	9,355	11,082
Other investments	21,773	23,516
Other noncurrent assets, net	262,507	252,789
Total noncurrent assets	2,532,575	2,729,171
Total assets	$3,267,477	$3,471,377

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$86,690	$99,519
Contract liabilities	87,100	81,558
Accrued interest	15,996	38,845
Accrued compensation	36,447	34,904
Accrued expenses	59,313	55,019
Operating lease liabilities	172,960	72,393
Other current liabilities	46,792	48,242
Current portion of debt and other notes payable (Note 8)	1,510,952	9,548
Total current liabilities	2,016,250	440,028

Long-Term Obligations, Net of Current Portion:
Long-term debt and other notes payable, net of current portion (Note 8)	28,376	1,533,717
Deferred tax liabilities, net	139,597	191,559
Operating lease liabilities, noncurrent	741,219	830,629
Other noncurrent liabilities	78,653	85,385
Total long-term obligations, net of current portion	987,845	2,641,290
Total liabilities	3,004,095	3,081,318

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,499,751	1,487,758
Accumulated other comprehensive income (loss)	(165,718)	(190,810)
Accumulated earnings (deficit)	(1,123,807)	(958,518)
Total HSSC stockholder's equity (deficit)	210,226	338,430
Noncontrolling interests	53,156	51,629
Total stockholder's equity (deficit)	263,382	390,059
Total liabilities and stockholder's equity (deficit)	$3,267,477	$3,471,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$268,294	$295,935	$820,249	$919,344
Equipment sales and other revenue	71,821	86,461	220,954	232,675
Total revenue	340,115	382,396	1,041,203	1,152,019

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	160,017	171,880	480,103	514,444
Cost of sales - equipment and other	67,830	74,242	212,825	208,905
Selling, general and administrative expenses	79,078	98,285	242,299	294,993
Depreciation and amortization	83,218	90,719	251,033	277,594
Impairments and other (Note 1)	10,581	—	10,581	—
Total costs and expenses	400,724	435,126	1,196,841	1,295,936

Operating income (loss)	(60,609)	(52,730)	(155,638)	(143,917)

Other Income (Expense):
Interest income	2,522	2,322	7,269	22,892
Interest expense, net of amounts capitalized	(24,386)	(24,695)	(74,697)	(74,139)
Other, net (Note 4)	1,013	(979)	5,712	(6,085)
Total other income (expense)	(20,851)	(23,352)	(61,716)	(57,332)

Income (loss) before income taxes	(81,460)	(76,082)	(217,354)	(201,249)
Income tax benefit (provision), net	21,490	15,822	50,521	32,848
Net income (loss)	(59,970)	(60,260)	(166,833)	(168,401)
Less: Net income (loss) attributable to noncontrolling interests	(162)	(2,003)	(1,544)	(8,543)
Net income (loss) attributable to HSSC	$(59,808)	$(58,257)	$(165,289)	$(159,858)

Comprehensive Income (Loss):
Net income (loss)	$(59,970)	$(60,260)	$(166,833)	$(168,401)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,900	5,679	28,163	(20,032)
Unrealized gains (losses) on available-for-sale debt securities	(3)	—	(14)	(267)
Recognition of previously unrealized (gains) losses on available-for-sale debt securities included in net income (loss)	3	—	14	204
Total other comprehensive income (loss), net of tax	1,900	5,679	28,163	(20,095)
Comprehensive income (loss):	(58,070)	(54,581)	(138,670)	(188,496)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(50)	(1,553)	1,527	(12,433)
Comprehensive income (loss) attributable to HSSC	$(58,020)	$(53,028)	$(140,197)	$(176,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2023	$—	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Non-cash, stock-based compensation	—	993	—	—	—	993
Dividends to EchoStar Corporation	—	—	—	(1,029,000)	—	(1,029,000)
Other comprehensive income (loss)	—	—	(7,178)	—	(1,118)	(8,296)
Net income (loss)	—	—	—	(45,619)	(4,647)	(50,266)
Balance, March 31, 2024	$—	$1,485,057	$(159,669)	$(794,734)	$61,866	$592,520
Non-cash, stock-based compensation	—	1,544	—	—	—	1,544
Other comprehensive income (loss)	—	—	(14,256)	—	(3,222)	(17,478)
Net income (loss)	—	—	—	(55,982)	(1,893)	(57,875)
Balance, June 30, 2024	$—	$1,486,601	$(173,925)	$(850,716)	$56,751	$518,711
Non-cash, stock-based compensation	—	562	—	—	—	562
Other comprehensive income (loss)	—	—	5,229	—	450	5,679
Net income (loss)	—	—	—	(58,257)	(2,003)	(60,260)
Balance, September 30, 2024	$—	$1,487,163	$(168,696)	$(908,973)	$55,198	$464,692

			Accumulated
		Additional	Other	Accumulated
	Common	Paid-In	Comprehensive	Earnings	Noncontrolling
	Stock	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2024	$—	$1,487,758	$(190,810)	$(958,518)	$51,629	$390,059
Non-cash, stock-based compensation	—	2,961	—	—	—	2,961
Other comprehensive income (loss)	—	—	10,637	—	1,801	12,438
Net income (loss)	—	—	—	(48,395)	(645)	(49,040)
Balance, March 31, 2025	$—	$1,490,719	$(180,173)	$(1,006,913)	$52,785	$356,418
Non-cash, stock-based compensation	—	6,061	—	—	—	6,061
Other comprehensive income (loss)	—	—	12,667	—	1,158	13,825
Net income (loss)	—	—	—	(57,086)	(737)	(57,823)
Balance, June 30, 2025	$—	$1,496,780	$(167,506)	$(1,063,999)	$53,206	$318,481
Non-cash, stock-based compensation	—	2,971	—	—	—	2,971
Other comprehensive income (loss)	—	—	1,788	—	112	1,900
Net income (loss)	—	—	—	(59,808)	(162)	(59,970)
Balance, September 30, 2025	$—	$1,499,751	$(165,718)	$(1,123,807)	$53,156	$263,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(166,833)	$(168,401)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	251,033	277,594
Impairments and other (Note 1)	10,581	—
Realized and unrealized losses (gains) on investments, impairments and other	(14)	(200)
Non-cash, stock-based compensation	11,993	3,099
Deferred tax expense (benefit)	(49,990)	(64,538)
Equity in (earnings) losses of affiliates	(257)	3,848
Changes in allowance for credit losses	674	(5,036)
Foreign currency transaction losses (gains), net	(5,501)	2,323
Amortization of debt issuance costs	697	657
Noncurrent assets and noncurrent liabilities, net	(23,089)	12,399
Other, net	(30)	(939)
Changes in operating assets and operating liabilities, net:
Trade accounts receivable and contract assets, net	(18,470)	(3,807)
Other current assets	(53,655)	(45,704)
Trade accounts payable	(12,778)	9,540
Contract liabilities	5,542	(41,636)
Accrued expenses and other liabilities	74,602	(305,355)
Net cash flows from operating activities	24,505	(326,156)

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(30,261)	—
Sales and maturities of marketable investment securities	30,305	414,323
Purchases of property and equipment (Note 6)	(90,101)	(168,097)
Expenditures for externally marketed software	(16,881)	(19,297)
Return of equity investment	—	20,000
Dividend received from unconsolidated affiliate	2,000	4,500
Other, net	(2,184)	—
Net cash flows from investing activities	(107,122)	251,429

Cash Flows From Financing Activities:
Payment of in-orbit incentive obligations	(4,943)	(1,480)
Dividends to EchoStar Corporation	—	(1,029,000)
Other, net	411	895
Net cash flows from financing activities	(4,532)	(1,029,585)

Effect of exchange rates on cash and cash equivalents	2,867	(3,476)

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(84,282)	(1,107,788)
Cash and cash equivalents, including restricted amounts, beginning of period (Note 4)	205,813	1,277,741
Cash and cash equivalents, including restricted amounts, end of period (Note 4)	$121,531	$169,953

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. We currently lease all of the capacity of EchoStar XXIV from EchoStar, effective December 31, 2023. As of September 30, 2025, we had 783,000 Broadband subscribers.

Recent Developments

FCC Review

In the third quarter of 2025, our parent, EchoStar resolved the previously disclosed review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its buildout milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 buildout extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 9 of our parent EchoStar’s Quarterly Report on form 10-Q for the quarter ended September 30, 2025 for further information.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined in EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and the SpaceX Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network that will not be utilized in their Hybrid MNO business. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

On September 8, 2025, EchoStar received a follow-up letter from the FCC (the “September 8 Letter”). The September 8 Letter states, among other things, that FCC Chairman Carr has “asked FCC staff to bring the agency’s investigation to conclusion” by directing FCC staff to: “(1) dismiss VTel Wireless’s petition for reconsideration; (2) confirm that EchoStar holds exclusive terrestrial and MSS rights over the AWS-4 spectrum to which it is currently licensed; and (3) find that relevant FCC buildout and other related obligations have been satisfied by EchoStar in view of the company’s current FCC milestones.”

SpaceX License Purchase Agreement

On September 7, 2025, our parent, EchoStar, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, our parent EchoStar, agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995– 2000 (the “AWS-4 and H-Block Licenses” and such spectrum, “the Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of September 30, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.826 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement.

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and DOJ. The SpaceX License Purchase Agreement also provides for specified termination rights.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable EchoStar to offer their Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by EchoStar to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit in EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Please see Note 13 for additional information on this transaction subsequent to September 30, 2025.

Future Capital Requirements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Our cash and cash equivalents and marketable investment securities totaled $119 million as of September 30, 2025 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of September 30, 2025, we have $1.5 billion of debt maturing in August 2026.

Because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations, including our debt maturities, for at least twelve months from the issuance of these condensed consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity. In addition, our parent, EchoStar, may not provide additional liquidity in the future necessary to meet our obligations as they come due. The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Impairments and Other

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset may not be recoverable if the carrying amount of the asset (or asset group) exceeds its undiscounted future net cash flows. When an asset fails the recoverability test, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, is determined by estimating the amount that a market participant would receive when selling the asset.

Under the SpaceX Transactions, SpaceX has the sole option to acquire certain satellite assets and certain regulatory authorizations from us and our parent, EchoStar. This option was considered a triggering event and resulted in our review for impairment of certain of our international licenses and ground equipment necessary to operate our and our parent’s assets included in the SpaceX Transactions. Additionally, we and our parent, EchoStar are no longer pursuing a business plan to utilize those complementary assets and as such our assets have no future use. Management determined based on our undiscounted future net cash flows that the carrying amount of certain assets, individually or as part of an asset group were not recoverable. This conclusion was made in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q. Management then determined the fair value of certain assets or asset groups using the market approach. Due to the specialized use and company specific nature of each asset or asset group, management determined the fair values to be nominal, resulting in non-cash impairment charges in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“Impairments and other” recorded on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and nine months ended September 30, 2025 consisted of the following:

For the Three and Nine Months Ended
September 30, 2025
(In thousands)
Regulatory authorizations	$4,867
Property and equipment, net	3,985
Exit and disposal costs (1)	1,729
Impairments and other	$10,581
(1)	Exit and disposal costs include, among other things, one-time employee termination benefits due to a reduction in work force.

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

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations or as part of an asset acquisition, fair value of exit or disposal cost obligations, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront fees, independent third-party retailer incentives and subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. As of September 30, 2025, our concentration of credit risk is approximately evenly spread across our portfolio of customers.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of September 30, 2025 and December 31, 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

Fair values of our marketable investment securities are measured on a recurring basis based on a variety of observable market inputs. For our investments in publicly traded equity securities and U.S. government securities, fair value ordinarily is determined based on Level 1 measurements that reflect quoted prices for identical securities in active markets. Fair values of our investments in other marketable debt securities are generally based on Level 2 measurements as the markets for such debt securities are less active. We consider trades of identical debt securities on or near the measurement date as a strong indication of fair value and matrix pricing techniques that consider par value, coupon rate, credit quality, maturity and other relevant features may also be used to determine fair value of our investments in marketable debt securities. Additionally, we use fair value measurements from time to time in connection with other investments, asset impairment testing, exit or disposal cost obligations and the assignment of purchase consideration to assets in a non-cash exchange of assets and for assets and liabilities of acquired companies. Those fair value measurements typically include significant unobservable inputs and are categorized within Level 3 of the fair value hierarchy. Transfers between levels in the fair value hierarchy are considered to occur at the beginning of the quarterly accounting period. See Note 4 for the fair value of our marketable investment securities.

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

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $9 million and $11 million for the three months ended September 30, 2025 and 2024, respectively. Advertising expenses totaled $28 million and $35 million for the nine months ended September 30, 2025 and 2024, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are also included in “Cost of sales - equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $12 million and $13 million for the three months ended September 30, 2025 and 2024, respectively. Research and development costs totaled $33 million and $49 million for the nine months ended September 30, 2025 and 2024, respectively.

New Accounting Pronouncements

Not Yet Adopted

Income Taxes. On December 14, 2023, the FASB issued ASU 2023-9, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will enhance income tax disclosures. ASU 2023-09 requires among other items disaggregated information in a reporting entity’s rate reconciliation table, clarification on uncertain tax positions and the related financial statement impact as well as information on income taxes paid on a disaggregated basis. This standard is effective for fiscal years beginning after December 15, 2024. We will adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and the adoption of the standard will impact certain of our income tax disclosures.

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

Financial Instruments – Credit Losses. On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which allows entities to elect a practical expedient to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions under Topic 606 on revenue from contracts with customers. This standard is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. We plan to adopt the standard in our 2025 annual financial statements, and we expect the adoption of the standard will have an immaterial impact on our allowance for credit losses.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Intangibles – Goodwill and Other – Internal-Use Software. On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the references to the sequential software development stages from the guidance in Subtopic 350-40. Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our condensed consolidated financial statements and related disclosures.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Cash paid for interest (including capitalized interest)	$95,902	$96,858
Cash paid for income taxes, net of (refunds) (1)	1,995	198,694
Accrued capital expenditures	4,223	4,356
(1)	Amount paid for income taxes generally were remitted to our parent, EchoStar. See Note 12, for additional details on this related party transaction.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Corporate bonds	$—	$—
Commercial paper	—	—
Other debt securities	—	—
Total current marketable investment securities	—	—

Restricted cash and cash equivalents (1)	2,511	1,615

Other investments
Equity method investments	10,495	12,238
Other investments	11,278	11,278
Total other investments	21,773	23,516

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$24,284	$25,131
(1)	Restricted cash and cash equivalents are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of
	September 30, 2025					--	December 31, 2024
	Level 1	__	Level 2	__	Total	__	Level 1	__	Level 2	__	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$107,489		$—		$107,489		$115,409		$—		$115,409
Cash equivalents	11,344		2,698		14,042		1,819		88,585		90,404
Total	$118,833		$2,698		$121,531		$117,228		$88,585		$205,813

Available-for-sale debt securities:
Corporate bonds	$—		$—		$—		$—		$—		$—
Commercial paper	—		—		—		—		—		—
Other debt securities	—		—		—		—		—		—
Total	$—		$—		$—		$—		$—		$—

As of September 30, 2025 and December 31, 2024, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other, net:	2025	2024	2025	2024

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$3	$—	$14	$200
Equity in earnings (losses) of affiliates	(241)	(1,325)	257	(3,848)
Foreign currency transaction gains (losses)	1,285	473	5,501	(2,323)
Other	(34)	(127)	(60)	(114)
Total	$1,013	$(979)	$5,712	$(6,085)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Inventory

Inventory consisted of the following:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Finished goods	$110,154	$90,147
Work-in-process	46,968	30,302
Raw materials	33,975	30,594
Total inventory	$191,097	$151,043

6.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

		Depreciable		As of
		Life		September 30,	December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers (1)	2	-	4	$795,926	$865,003
Satellites (2)	5	-	15	1,088,593	1,210,437
Satellites acquired under finance lease agreements		15		358,754	344,972
Furniture, fixtures, equipment and other	1	-	12	713,418	682,614
Software and computer equipment	1	-	5	351,798	300,255
Buildings and improvements	1	-	30	131,699	129,779
Land		-		13,603	13,460
Construction in progress		-		3,599	7,980
Total property and equipment				3,457,390	3,554,500
Accumulated depreciation				(2,478,213)	(2,457,310)
Property and equipment, net (3)				$979,177	$1,097,190
(1)	This change includes the non-cash impairment of long-lived assets. See Note 1 for further information.
(2)	All commercial traffic on the EchoStar IX satellite has been transferred to other satellites in our fleet and the EchoStar IX satellite is no longer in service. During the second quarter of 2025, we began the disposal process for the EchoStar IX satellite and the disposal process was completed in the third quarter of 2025.
(3)	As of September 30, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Equipment leased to customers	$28,630	$15,375	$83,761	$87,075
Satellites	23,432	26,357	70,124	79,902
Buildings, furniture, fixtures, equipment and other	14,740	33,690	47,513	63,767
Software and computer equipment	6,886	6,471	20,977	19,674
Intangible assets and other amortization expense	9,530	8,826	28,658	27,176
Total depreciation and amortization	$83,218	$90,719	$251,033	$277,594

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, and amortization of development costs of externally marketed software.

Satellites

As of September 30, 2025, our satellite fleet consisted of six satellites in geosynchronous orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which we lease from third parties and are accounted for as finance leases and are depreciated over their economic life and one of which we lease from EchoStar which is accounted for as an operating lease.

As of September 30, 2025, our satellite fleet consisted of the following:

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Satellite-Related Commitments

As of September 30, 2025 and December 31, 2024 our satellite-related commitments, excluding in-orbit incentives and related party satellite lease commitments, were $38 million and $43 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position.

There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three and nine months ended September 30, 2025.

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. However, pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the nine months ended September 30, 2025, we received a commitment from the insurance carrier for $5 million, of which we received $4 million in proceeds.

Fair Value of In-Orbit Incentives

As of September 30, 2025 and December 31, 2024, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $36 million and $41 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

7.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 13 years, with a weighted average remaining lease term of 5.8 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 12 for further details on the EchoStar XXIV operating lease.

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease cost:
Operating lease cost	$6,707	$6,538	$19,932	$18,733
Operating lease cost - EchoStar XXIV	47,675	47,675	143,025	143,025
Total operating lease cost	54,382	54,213	162,957	161,758

Finance lease cost:
Amortization of right-of-use assets	5,943	12,714	17,655	18,027
Interest on lease liabilities	—	—	—	—
Total finance lease cost	5,943	12,714	17,655	18,027
Total lease costs	$60,325	$66,927	$180,612	$179,785

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71,714	$267,244
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,543	$—
Finance leases	$—	$—

Refer to Note 12 for further details on EchoStar XXIV operating lease.

The following table presents the amounts for ROU assets, lease liabilities, weighted-average lease terms and discount rates for operating and finance leases:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Right-of-use assets:
Operating	$859,763	$939,896
Finance	171,840	183,391
Total right-of-use assets	$1,031,603	$1,123,287

Lease liabilities:
Current:
Operating	$172,960	$72,393
Finance	—	—
Total current	172,960	72,393
Noncurrent:
Operating	741,219	830,629
Finance	—	—
Total noncurrent	741,219	830,629
Total lease liabilities	$914,179	$903,022

Weighted Average Remaining Lease Term:
Finance leases	0.0 years	0.0 years
Operating leases	5.8 years	6.6 years

Weighted Average Discount Rate:
Finance leases	—%	—%
Operating leases	12.0%	12.0%

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

As of September 30, 2025 and December 31, 2024, we have prepaid our obligations regarding all of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $187 million and $162 million as of September 30, 2025 and December 31, 2024, respectively. Certain of our finance leases are subject to fluctuations in exchange rates.

Maturities of lease liabilities as of September 30, 2025 were as follows:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining three months)	$102,126
2026	217,017
2027	215,495
2028	213,225
2029	212,240
Thereafter	272,823
Total lease payments	1,232,926
Less: Imputed interest	(318,747)
Total	914,179
Less: Current portion	(172,960)
Long-term portion of lease obligations	$741,219

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. The following table presents our lease revenue by type of lease:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Sales-type lease revenue:	(In thousands)
Revenue at lease commencement	$726	$2,508	$3,885	$4,052
Interest income	426	476	1,251	1,555
Total sales-type lease revenue	1,152	2,984	5,136	5,607
Operating lease revenue	7,378	4,998	11,970	15,858
Total lease revenue (1)	$8,530	$7,982	$17,106	$21,465
(1)	The reduction in total lease revenue for the nine months ended September 30, 2025 relates to the loss of a single significant customer.

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $21 million and $26 million as of September 30, 2025 and December 31, 2024, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents future operating lease payments to be received as of September 30, 2025:

For the Years Ending December 31,	Total
(In thousands)
2025 (remaining three months)	$4,078
2026	10,074
2027	6,450
2028	4,152
2029	3,303
Thereafter	1,997
Total lease payments to be received	$30,054

8.	Long-Term Debt and Other Notes Payable

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/4% Senior Secured Notes due 2026 (1) (2)	$750,000	$736,485	$750,000	$686,475
6 5/8% Senior Notes due 2026 (2)	750,000	715,380	750,000	595,725
Other notes payable	40,140	40,140	44,774	44,774
Subtotal	1,540,140	$1,492,005	1,544,774	$1,326,974
Unamortized deferred financing costs and other debt discounts, net	(812)		(1,509)
Total	1,539,328		1,543,265
Less: current portion	(1,510,952)		(9,548)
Total debt and other notes payable, net of current portion	$28,376		$1,533,717
(1)	During the nine months ended September 30, 2025, our parent, EchoStar, purchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The repurchase is held at EchoStar.
(2)	These notes have been reclassified to “Current portion of debt and other notes payable” on our Condensed Consolidated Balance Sheets as of September 30, 2025.

We estimated the fair value of our publicly traded long-term debt using market prices in less active markets (Level 2).

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of September 30, 2025, the gross amount of fees, penalties and interest owed was approximately $91 million with $46 million remaining outstanding as a result of historical payments.

Pursuant to the Contribution and Membership Interest Purchase Agreement (the “Purchase Agreement”) dated December 3, 2004 between The DirecTV Group, Inc. (“DirecTV”) and certain other entities relating to DirecTV’s spinoff of certain of its subsidiaries, including HCIPL, DirecTV undertook to indemnify HCIPL for certain pre-closing tax liabilities. On March 27, 2020, HCIPL filed an indemnification complaint against DirecTV in the United States District Court for the Southern District of New York, seeking to recover certain license fees, penalties and interest owed to the Indian government as a result of the aforementioned proceedings. On November 16, 2021, the New York court granted summary judgment in favor of DirecTV, but on June 22, 2023, the United States Court of Appeals for the Second Circuit reversed, holding that, under the Purchase Agreement, HCIPL is entitled to indemnification from DirecTV. The Second Circuit remanded the case back to the trial court to determine the amount of indemnification owed. The parties reached a conditional agreement to settle the matter, but the conditions were not met, so the stay entered on October 3, 2024 was lifted on November 22, 2024. On July 8, 2025, a magistrate judge issued a report and recommendation that DirecTV should have to indemnify HCIPL only for license fees, penalties and interest that would have been owing to the DOT as of the April 22, 2005 closing date of the spinoff, but not the penalties and interest that compounded on such pre-closing amounts during the course of the litigation in India. By agreement of the parties, the case was dismissed on September 2, 2025. This matter is now concluded.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table presents the components of the accrual:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Additional license fees	$3,195	$3,314
Penalties	3,279	3,402
Interest on license fees and penalties	84,326	84,643
Less: Payments	(45,100)	(36,929)
Total accrual	45,700	54,430
Less: Current portion (1)	9,504	9,860
Total long-term accrual (2)(3)	$36,196	$44,570
(1)	The current portion of the accrual is included in “Accrued expenses” on our Condensed Consolidated Balance Sheets.
(2)	The long-term portion of the accrual is included in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.
(3)	The amount owed must be paid in Indian Rupees.

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The CODM regularly reviews budget-to-actual variances of OIBDA when evaluating segment performance and allocating resources to each segment. The CODM is not regularly provided assets in evaluating the results of our Hughes segment; therefore, such information is not presented.

We manage our business activities on a consolidated basis and operate as a single operating segment, Hughes.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Hughes	2025	2024	2025	2024

	(In thousands)
Revenue
Service revenue	$268,294	$295,935	$820,249	$919,344
Equipment sales and other revenue	71,821	86,461	220,954	232,675
Total revenue	340,115	382,396	1,041,203	1,152,019

Operating Expenses
Cost of services:
Connectivity services (1)	97,318	99,164	291,838	297,795
Other (2)	62,699	72,716	188,265	216,649
Total cost of services	160,017	171,880	480,103	514,444
Cost of sales - equipment and other	67,830	74,242	212,825	208,905
Selling, general and administrative expenses:
Subscriber acquisition costs	42,868	46,000	130,864	140,449
Selling, general and administrative expenses	36,210	52,285	111,435	154,544
Total selling, general and administrative expenses	79,078	98,285	242,299	294,993

Impairments and other (Note 1)	10,581	—	10,581	—

OIBDA (3)	22,609	37,989	95,395	133,677

Depreciation and amortization	83,218	90,719	251,033	277,594
Total costs and expenses	400,724	435,126	1,196,841	1,295,936

Operating income (loss)	$(60,609)	$(52,730)	$(155,638)	$(143,917)

Interest income	2,522	2,322	7,269	22,892
Interest expense, net of amounts capitalized	(24,386)	(24,695)	(74,697)	(74,139)
Other, net	1,013	(979)	5,712	(6,085)
Total other income (expense)	(20,851)	(23,352)	(61,716)	(57,332)

Income (loss) before income taxes	(81,460)	(76,082)	(217,354)	(201,249)
Income tax benefit (provision), net	21,490	15,822	50,521	32,848
Net income (loss)	$(59,970)	$(60,260)	$(166,833)	$(168,401)

Purchases of property and equipment	$(28,760)	$(44,448)	$(90,101)	$(168,097)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission and other related costs.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors.

11.	Revenue Recognition

Contract Balances

The following table presents the activity in our allowance for credit losses:

	For the Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Balance, beginning of period	$11,314	$20,399
Current period provision for expected credit losses	11,579	21,107
Write-offs charged against allowance	(11,002)	(25,880)
Foreign currency translation	97	(263)
Balance, end of period	$11,988	$15,363

As of September 30, 2025, we have accounts receivable balances of $18 million for certain customers in Mexico and Brazil, a portion of which have been fully reserved in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

The following table summarizes our contract asset and liability balances:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Contract assets	$154,829	$108,007

Contract liabilities
Current	$87,100	$81,558
Noncurrent	434	1,068
Total contract liabilities	$87,534	$82,626

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $60 million.

Performance Obligations

As of September 30, 2025, the remaining performance obligations for our customer contracts was approximately $1.5 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Balance, beginning of period	$56,340	$55,519	$57,337	$49,343
Additions	7,814	11,999	25,940	37,919
Amortization expense	(10,145)	(9,675)	(30,041)	(28,518)
Foreign currency translation	172	36	945	(865)
Balance, end of period	$54,181	$57,879	$54,181	$57,879

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
North America	$269,003	$305,610	$839,416	$925,163
South and Central America	33,197	35,524	96,750	106,840
Other	37,915	41,262	105,037	120,016
Total revenue	$340,115	$382,396	$1,041,203	$1,152,019

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Service revenue:
Services	$260,916	$290,937	$808,279	$903,486
Lease revenue	7,378	4,998	11,970	15,858
Total service revenue	268,294	295,935	820,249	919,344
Equipment sales and other revenue:
Equipment sales	40,371	46,907	103,186	130,496
Design, development and construction services	30,442	36,570	112,632	96,572
Lease revenue	1,008	2,984	5,136	5,607
Total equipment and other revenue	71,821	86,461	220,954	232,675
Total revenue	$340,115	$382,396	$1,041,203	$1,152,019

12.
12.	Related Party Transactions

Related Party Transactions with EchoStar, our Parent, and its subsidiaries.

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of September 30, 2025 and December 31, 2024, trade accounts receivable from EchoStar was $38 million and $23 million, respectively. These amounts are recorded in “Other current assets” on our Condensed Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“Noncurrent receivables”

As of September 30, 2025 and December 31, 2024, noncurrent receivables from EchoStar was $93 million and $83 million, respectively. These amounts are recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of September 30, 2025 and December 31, 2024, trade accounts payable to EchoStar was $34 million and $41 million, respectively. These amounts are recorded in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheets.

“Noncurrent payables”

As of September 30, 2025 and December 31, 2024, noncurrent payables to EchoStar was $28 million and $26 million, respectively. These amounts are recorded in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.

“Current operating lease liabilities”

As of September 30, 2025 and December 31, 2024, current operating lease liabilities to EchoStar was $156 million and $56 million, respectively. These amounts are recorded in “Operating lease liabilities” on our Condensed Consolidated Balance Sheets and relate to the lease of the EchoStar XXIV satellite.

“Noncurrent operating lease liabilities”

As of September 30, 2025 and December 31, 2024, noncurrent operating lease liabilities to EchoStar was $615 million and $695 million, respectively. These amounts are recorded in “Operating lease liabilities, noncurrent” on our Condensed Consolidated Balance Sheets.

“Service revenue”

During the three months ended September 30, 2025 and 2024, we received $2 million and $4 million for services provided to EchoStar. During the nine months ended September 30, 2025 and 2024, we received $8 million and $11 million, respectively, for the services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“Equipment sales and other revenue”

During the three months ended September 30, 2025 and 2024, we received $2 million and zero, respectively, for services provided to EchoStar. During the nine months ended September 30, 2025 and 2024, we received $2 million and zero, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

“Cost of services”

During the three months ended September 30, 2025 and 2024, we incurred $49 million and $50 million, respectively, of costs for services provided to us by EchoStar. During each of the nine months ended September 30, 2025 and 2024, we incurred $147 million of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which EchoStar provides TT&C services to us for an initial term that ended in September 2021, (the “MTA TT&C Agreement”). In September 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for us to renew for three one-year renewal terms ending in September 2025 Effective September 2025, the MTA TT&C Agreement was extended on a month-to-month basis. Either party is able to terminate the MTA TT&C Agreement for any reason upon 12 months’ notice.

“Cost of sales – equipment and other”

During the three months ended September 30, 2025 and 2024, we incurred less than $1 million and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. During the nine months ended September 30, 2025 and 2024, we incurred $2 million and $2 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

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

“Selling, general and administrative expenses”

During each of the three months ended September 30, 2025 and 2024, we incurred less than $1 million for selling, general and administrative expenses for services provided to us by EchoStar. During each of the nine months ended September 30, 2025 and 2024, we incurred $1 million for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

For each of the three months ended September 30, 2025 and 2024, we incurred sales incentives and other costs under the MSA totaling less than $1 million. For the nine months ended September 30, 2025 and 2024, we incurred sales incentives and other costs under the MSA totaling $2 million and $1 million, respectively. These costs are capitalized and amortized to expense over the estimated customer life or the contract term. See Note 2 “Assets Recognized Related to the Costs to Obtain a Contract with a Customer” for further information. During each of the three months ended September 30, 2025 and 2024 the amounts amortized to expense were less than $1 million. During each of the nine months ended September 30, 2025 and 2024 the amounts amortized to expense were $1 million. These costs are expensed in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with Deluxe:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue from Deluxe	$1,419	$1,331	$4,081	$4,080

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Trade accounts receivable from Deluxe	$1,071	$992

During the nine months ended September 30, 2025 and 2024 we received dividends from Deluxe totaling $2 million and $5 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The Al Yah 3 Ka-band satellite is no longer in service.

The table below summarizes our transactions with BCS:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue from BCS	$752	$979	$2,285	$2,328

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Trade accounts receivable from BCS	$934	$2,572

Hughes Systique Corporation (“Hughes Systique”)

We hold certain equity in Hughes Systique and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Purchases from Hughes Systique	$3,910	$4,236	$12,058	$13,211

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Amounts payable to Hughes Systique	$1,331	$1,466

13. Subsequent Events

Amended and Restated License Purchase Agreement

On November 5, 2025, our parent, EchoStar, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar, SpaceX and Trust.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, our parent, EchoStar and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from EchoStar to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share.

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement. The SpaceX License Purchase Agreement was filed as an exhibit to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, which will be filed as an exhibit to EchoStar’s next Annual Report on Form 10-K.

13.
14.

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

EXECUTIVE SUMMARY

Recent Developments

FCC Review

In the third quarter of 2025, our parent, EchoStar resolved the previously disclosed review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its buildout milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 buildout extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 9 of our parent, EchoStar’s Quarterly Report on form 10-Q for the quarter ended September 30, 2025 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined in EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and the SpaceX Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network that will not be utilized in their Hybrid MNO business. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

On September 8, 2025, EchoStar received a follow-up letter from the FCC (the “September 8 Letter”). The September 8 Letter states, among other things, that FCC Chairman Carr has “asked FCC staff to bring the agency’s investigation to conclusion” by directing FCC staff to: “(1) dismiss VTel Wireless’s petition for reconsideration; (2) confirm that EchoStar holds exclusive terrestrial and MSS rights over the AWS-4 spectrum to which it is currently licensed; and (3) find that relevant FCC buildout and other related obligations have been satisfied by EchoStar in view of the company’s current FCC milestones.”

SpaceX License Purchase Agreement

On September 7, 2025, our parent, EchoStar, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, our parent EchoStar, agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995– 2000 (the “AWS-4 and H-Block Licenses” and such spectrum, “the Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of September 30, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.826 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Additionally, in connection with the SpaceX License Purchase Agreement and the SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and DOJ. The SpaceX License Purchase Agreement also provides for specified termination rights.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable EchoStar to offer their Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by EchoStar to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing HughesNet customers and new Starlink customers to SpaceX.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit in EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Please see Note 13 for additional information on this transaction subsequent to September 30, 2025.

Impairments and Other

Under the SpaceX Transactions, SpaceX has the sole option to acquire certain satellite assets and certain regulatory authorizations from us and our parent, EchoStar. This option was considered a triggering event and resulted in our review for impairment of certain of our international licenses and ground equipment necessary to operate our and our parent’s assets included in the SpaceX Transactions. Additionally, we and our parent, EchoStar are no longer pursuing a business plan to utilize those complementary assets and as such our assets have no  future use. Management determined based on our undiscounted future net cash flows that the carrying amount of certain assets, individually or as part of an asset group were not recoverable. This conclusion was made in connection with the preparation and review of the financial statements required to be included in this Quarterly Report on Form 10-Q. Management then determined the fair value of certain assets or asset groups using the market approach. Due to the specialized use and company specific nature of each asset or asset group, management determined the fair values to be nominal, resulting in non-cash impairment charges. During the three and nine months ended September 30, 2025, we recorded a $11 million non-cash impairment charge in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Due to our liquidity concerns, we are no longer able to make additional funds available to EchoStar in the form of prepayments for services rendered or loans to finance, in whole or in part, EchoStar’s future operations and debt service obligations.

We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fund our 2026 debt maturities. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

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

Impairments and other. “Impairments and other” may include, among other things, non-cash impairment and other losses related to our property and equipment, regulatory authorizations, operating lease assets, goodwill and other intangible assets, as well as estimated exit and disposal costs.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Backlog

As of September 30, 2025, our Hughes segment had $1.5 billion of contracted revenue backlog. We define the Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, we compete with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as ViaSat Communications, Inc. which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by SpaceX.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table presents our condensed consolidated results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

	For the Three Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$268,294	$295,935	$(27,641)	(9.3)
Equipment sales and other revenue	71,821	86,461	(14,640)	(16.9)
Total revenue	340,115	382,396	(42,281)	(11.1)
Costs and Expenses:
Cost of services	160,017	171,880	(11,863)	(6.9)
% of Service revenue	59.6%	58.1%
Cost of sales - equipment and other	67,830	74,242	(6,412)	(8.6)
% of Equipment sales and other revenue	94.4%	85.9%
Selling, general and administrative expenses	79,078	98,285	(19,207)	(19.5)
% of Total revenue	23.3%	25.7%
Depreciation and amortization	83,218	90,719	(7,501)	(8.3)
Impairments and other	10,581	—	10,581	*
Total costs and expenses	400,724	435,126	(34,402)	(7.9)
Operating income (loss)	(60,609)	(52,730)	(7,879)	(14.9)
Other Income (Expense):
Interest income	2,522	2,322	200	8.6
Interest expense, net of amounts capitalized	(24,386)	(24,695)	309	1.3
Other, net	1,013	(979)	1,992	*
Total other income (expense)	(20,851)	(23,352)	2,501	10.7
Income (loss) before income taxes	(81,460)	(76,082)	(5,378)	(7.1)
Income tax benefit (provision), net	21,490	15,822	5,668	35.8
Effective tax rate	26.4%	20.8%
Net income (loss)	(59,970)	(60,260)	290	0.5
Less: Net income (loss) attributable to noncontrolling interests	(162)	(2,003)	1,841	91.9
Net income (loss) attributable to HSSC	$(59,808)	$(58,257)	$(1,551)	(2.7)

Other data:
Broadband subscribers, as of period end (in millions)	0.783	0.912	(0.129)	(14.1)
Broadband subscribers additions (losses), net (in millions)	(0.036)	(0.043)	0.007	16.3
Purchases of property and equipment	$28,760	$44,448	$(15,688)	(35.3)
OIBDA**	$22,609	$37,989	$(15,380)	(40.5)
*	Percentage is not meaningful.
**

A reconciliation of “OIBDA” to “Operating income (loss),” the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Non-GAAP Performance Measures and Reconciliation. For further information on our use of “OIBDA,” see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The following discussion relates to our results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

Broadband subscribers. We lost approximately 36,000 net Broadband subscribers for the three months ended September 30, 2025 compared to the loss of approximately 43,000 net Broadband subscribers during the same period in 2024. The decrease in net Broadband subscriber losses was primarily due to lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction, partially offset by lower gross subscriber additions. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $268 million for the three months ended September 30, 2025, a decrease of $28 million, or 9.3%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $72 million for the three months ended September 30, 2025, a decrease of $15 million, or 16.9%, as compared to 2024. The decrease was primarily attributable to lower hardware sales to our North American and international enterprise customers.

Cost of services. “Cost of services” totaled $160 million for the three months ended September 30, 2025, a decrease of $12 million, or 6.9%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to our North American and international consumer customers and our North American enterprise customers. Our “Cost of services” represented 59.6% and 58.1% of “Service revenue” during the three months ended September 30, 2025 and 2024, respectively. This increase was primarily attributable to a change in mix to lower margin services.

Cost of sales - equipment and other. “Cost of sales - equipment and other” totaled $68 million for the three months ended September 30, 2025, a decrease of $6 million, or 8.6%, as compared to 2024. The decrease was primarily attributable to lower costs of equipment to our North American and international enterprise customers. Our “Cost of sales – equipment and other” represented 94.4% and 85.9% of “Equipment sales and other revenue” during the three months ended September 30, 2025 and 2024, respectively. This increase primarily resulted from a change in mix to lower margin products.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $79 million for the three months ended September 30, 2025, a decrease of $19 million, or 19.5%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $83 million for the three months ended September 30, 2025, a decrease of $8 million, or 8.3%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Impairments and other. “Impairments and other” totaled $11 million during the three months ended September 30, 2025. In August 2025, as a result of the SpaceX Transactions, we and our parent, EchoStar are no longer pursuing a business plan to utilize certain of our international licenses and ground equipment necessary to operate our complementary assets and our parent’s assets, both of which are included in the SpaceX Transactions, resulting in an impairment. As a result, we recorded non-cash impairment charges related to our property and equipment and regulatory authorizations, and estimated exit, disposal and other costs. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Income tax benefit (provision), net. Our “Income tax benefit (provision), net” was a $21 million benefit for the three months ended September 30, 2025, as compared to a $16 million benefit for the three months ended September 30, 2024. This change was primarily related to increases in loss before income taxes and changes in our effective tax rate. Our effective tax rate during the three months ended September 30, 2025 was impacted by the tax benefit of stock option exercises, partially offset by foreign valuation allowances. Our effective tax rate during the three months ended September 30, 2024 was impacted by federal and foreign valuation allowances.

Net income (loss) attributable to HSSC. The changes in “Net income (loss) attributable to HSSC” during the three months ended September 30, 2025 compared to the same period in 2024 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table presents our condensed consolidated results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	For the Nine Months Ended
	September 30,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$820,249	$919,344	$(99,095)	(10.8)
Equipment sales and other revenue	220,954	232,675	(11,721)	(5.0)
Total revenue	1,041,203	1,152,019	(110,816)	(9.6)
Costs and Expenses:
Cost of services	480,103	514,444	(34,341)	(6.7)
% of Service revenue	58.5%	56.0%
Cost of sales - equipment and other	212,825	208,905	3,920	1.9
% of Equipment sales and other revenue	96.3%	89.8%
Selling, general and administrative expenses	242,299	294,993	(52,694)	(17.9)
% of Total revenue	23.3%	25.6%
Depreciation and amortization	251,033	277,594	(26,561)	(9.6)
Impairments and other	10,581	—	10,581	*
Total costs and expenses	1,196,841	1,295,936	(99,095)	(7.6)
Operating income (loss)	(155,638)	(143,917)	(11,721)	(8.1)
Other Income (Expense):
Interest income	7,269	22,892	(15,623)	(68.2)
Interest expense, net of amounts capitalized	(74,697)	(74,139)	(558)	(0.8)
Other, net	5,712	(6,085)	11,797	*
Total other income (expense)	(61,716)	(57,332)	(4,384)	(7.6)
Income (loss) before income taxes	(217,354)	(201,249)	(16,105)	(8.0)
Income tax benefit (provision), net	50,521	32,848	17,673	53.8
Effective tax rate	23.2%	16.3%
Net income (loss)	(166,833)	(168,401)	1,568	0.9
Less: Net income (loss) attributable to noncontrolling interests	(1,544)	(8,543)	6,999	81.9
Net income (loss) attributable to HSSC	$(165,289)	$(159,858)	$(5,431)	(3.4)

Other data:
Broadband subscribers, as of period end (in millions)	0.783	0.912	(0.129)	(14.1)
Broadband subscribers additions (losses), net (in millions)	(0.100)	(0.092)	(0.008)	(8.7)
Purchases of property and equipment, net of refunds	$90,101	$168,097	$(77,996)	(46.4)
OIBDA**	$95,395	$133,677	$(38,282)	(28.6)
*	Percentage is not meaningful.
**

A reconciliation of “OIBDA” to “Operating income (loss),” the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Non-GAAP Performance Measures and Reconciliation. For further information on our use of “OIBDA,” see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The following discussion relates to our results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

Broadband subscribers. We lost approximately 100,000 net Broadband subscribers for the nine months ended September 30, 2025 compared to the loss of approximately 92,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite based competitors and other technologies.

Service revenue. “Service revenue” totaled $820 million for the nine months ended September 30, 2025, a decrease of $99 million, or 10.8%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $221 million for the nine months ended September 30, 2025, a decrease of $12 million, or 5.0% as compared to 2024. The decrease was primarily attributable to lower hardware sales to our international enterprise customers, partially offset by an increase in hardware sales to our North American enterprise customers.

Cost of services. “Cost of services” totaled $480 million for the nine months ended September 30, 2025, a decrease of $34 million, or 6.7%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to both our North American and international consumer and enterprise customers. Our “Cost of services” represented 58.5% and 56.0% of “Service revenue” during the nine months ended September 30, 2025 and 2024, respectively. This increase was primarily attributable to a change in mix to lower margin services.

Cost of sales - equipment and other. “Cost of sales - equipment and other” totaled $213 million for the nine months ended September 30, 2025, an increase of $4 million, or 1.9% as compared to 2024. The increase was primarily attributable to higher costs of equipment to our North American enterprise customers, partially offset by a decrease in equipment costs to our international enterprise customers. Our “Cost of sales – equipment and other” represented 96.3% and 89.8% of “Equipment sales and other revenue” during the nine months ended September 30, 2025 and 2024, respectively. The nine months ended September 30, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $242 million for the nine months ended September 30, 2025, a decrease of $53 million, or 17.9%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense, a decrease in costs to support the Company and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $251 million for the nine months ended September 30, 2025, a decrease of $27 million, or 9.6%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Impairments and other. “Impairments and other” totaled $11 million during the nine months ended September 30, 2025. In August 2025, as a result of the SpaceX Transactions, we and our parent, EchoStar are no longer pursuing a business plan to utilize certain of our international licenses and ground equipment necessary to operate our complementary assets and our parent’s assets, both of which are included in the SpaceX Transactions, resulting in an impairment. As a result, we recorded non-cash impairment charges related to our property and equipment and regulatory authorizations, and estimated exit, disposal and other costs. See Note 1 in the Notes to our Condensed Consolidated Financial Statements for further information.

Interest income. “Interest income” totaled $7 million for the nine months ended September 30, 2025 a decrease of $16 million, or 68.2% as compared to 2024. This decrease primarily resulted from lower average cash and marketable investment securities balances, and lower percentage of returns earned on our cash and marketable investment securities balances during the nine months ended September 30, 2025.

Income tax benefit (provision), net. Our “Income tax benefit (provision), net” was a $51 million benefit for the nine months ended September 30, 2025, as compared to a $33 million benefit for the nine months ended September 30, 2024. This change was primarily related to increases in loss before income taxes and changes in our effective tax rate. Our effective tax rate during the nine months ended September 30, 2025 was impacted by the tax benefit of stock option exercises, partially offset by foreign valuation allowances. Our effective tax rate during the nine months ended September 30, 2024 was impacted by federal and foreign valuation allowances and an increase in our uncertain tax positions.

Net income (loss) attributable to HSSC. The changes in “Net income (loss) attributable to HSSC” during the nine months ended September 30, 2025 compared to the same period in 2024 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Operating income (loss)	$(60,609)	$(52,730)	$(155,638)	$(143,917)
Depreciation and amortization	83,218	90,719	251,033	277,594
OIBDA	$22,609	$37,989	$95,395	$133,677

The changes in OIBDA during the three and nine months ended September 30, 2025 compared to the same period in 2024, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The summarized balance sheet information for the combined obligor group of debt issued by HSSC is presented in the table below:

	As of
	September 30,	December 31,
	2025	2024

	(In thousands)
Current assets	$545,278	$572,781
Noncurrent assets	2,375,816	2,575,931
Current liabilities	1,983,711	410,630
Noncurrent liabilities	933,168	2,588,899
Due from non-guarantors	82,934	91,679
Due from related parties	48,784	19,881
Due to non-guarantors	29,933	38,880
Due to related parties	839,733	788,633

The summarized results of operations information for the combined obligor group of debt issued by HSSC is presented in the table below:

For the Nine Months Ended
September 30, 2025
(In thousands)
Total revenues	$876,094
Operating income (loss)	(145,916)
Net income (loss)	(154,198)
Revenue from non-guarantors	14,360

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Satellite Insurance

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures.

Although pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the nine months ended September 30, 2025, we received a commitment from the insurance carrier for $5 million, of which we received $4 million in proceeds.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite in 2023, which we no longer utilize, we are not aware of any other anomalies with respect to our owned or leased satellites as of September 30, 2025. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

If we are unable to pass on increased costs to customers without negatively impacting demand, or offset them through other measures, our business, financial condition and results of operations could be materially adversely affected.

We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments, debt maturities and other contractual obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Because the SpaceX Transactions, defined herein, are signed at our parent and/or its subsidiaries, we do not expect completion of the SpaceX Transactions to resolve our going concern qualification. In addition, our parent, EchoStar, may not provide additional liquidity in the future necessary to meet our obligations as they come due.

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

In the event that the going concern qualification continues, we may take additional actions to protect our interest in our assets that may negatively impact the value of your investment in our securities, including, under certain circumstances, filing for relief under Chapter 11 of Title 11 of the United States Code, if we determine that such an action is in the best interests of the Company and our stakeholders.

Certain actions that we may take, including a potential voluntary Chapter 11 bankruptcy filing could have material adverse consequences to us, including, but not limited to: (i) disruption of relationships with vendors, suppliers, employees and customers; (ii) limitations on the ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on the ability to take advantage of business opportunities; (iv) reputational harm; and (v) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that we, or certain of our subsidiaries, may take, including a filing for relief under Chapter 11, is inherently uncertain and may result in a loss of control by our parent, EchoStar’s principal stockholder or a material reduction in the value or change in the relative priority of existing equity or debt securities.

Item 6. EXHIBITS

Exhibits.
22 ☐	List of Subsidiary Guarantors
31.1 ☐	Section 302 Certification of Chief Executive Officer.
31.2 ☐	Section 302 Certification of Principal Financial Officer.
32.1 ☐	Section 906 Certification of Chief Executive Officer.
32.2 ☐ 99.1*

Section 906 Certification of Principal Financial Officer.

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated May 9, 2025 (incorporate by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed May 13, 2025).

99.2*

Letter to EchoStar regarding review of compliance with its federal obligations to provide 5G service throughout the United States, dated September 8, 2025 (incorporated by reference from Exhibit 99.1 to EchoStar Corporation’s Current Report on Form 8-K filed September 9, 2025.)

101 ☐

The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended September 30, 2025 filed on November 14, 2025 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

104 ☐	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

☐Filed herewith.

*Incorporated by reference.

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

Date: November 14, 2025