Form 10-K
period 2025-12-31
Hughes Satellite Systems Corp
filed 2026-03-31
CIK 1533758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

The aggregate market value of the registrant’s voting interests held by non-affiliates on June 30, 2025 was $0.

As of March 26, 2026, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

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

SUMMARY OF RISK FACTORS

Competition and Economic Risks

●	We face intense and increasing competition from providers of broadband services. Changing consumer behavior and new technologies in our industry may reduce our subscriber activations and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
●	If we are unable to take advantage of technological developments on a timely basis, or at all, we may experience a decline in demand for our services or face challenges in implementing or evolving our business strategy.
●	Our business is partially dependent on enterprise revenue and any decline or reduction of that revenue could negatively impact our business, financial condition and results of operations.

Operational and Service Delivery Risks

●	Any deterioration in our operational performance, subscriber activations and churn rate and subscriber satisfaction could adversely affect our business, financial condition and results of operations.
●	We have limited satellite capacity and any failures or reduced capacity, caused by, among other things, operational and environmental risks, could adversely affect our business, financial condition and results of operations.
●	Our foreign operations and investments expose us to risks and restrictions not present in our domestic operations.
●	Extreme weather may result in risk of damage to our infrastructure and therefore our ability to provide services, and may lead to changes in federal, state and foreign government regulation, all of which could materially and adversely affect our business, results of operations and financial condition.

i

●	We rely on a single vendor or a limited number of vendors to provide certain key products or services to us, and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
●	Changes in trade policies, including, but not limited to, tariffs and other restrictions, could, among other things, increase our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.
●	We depend on independent third parties to solicit orders for our services that represent a meaningful percentage of our total gross new subscriber activations.

Risks Related to our Human Capital

●	We rely on highly skilled personnel for our business, and any inability to hire and retain key personnel or to hire qualified personnel may negatively affect our business, financial condition and results of operations.
●	Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Risks Related to our Satellites

●	Our owned and leased satellites in orbit are subject to significant operational and environmental risks that could limit our ability to utilize these satellites.
●	Our use of certain satellites is often dependent on satellite coordination agreements, which may be difficult to obtain.

Risks Related to our Products and Technology

●	Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.
●	We are, and may become, party to various lawsuits which, if adversely decided, could have a significant adverse impact on our business, particularly lawsuits regarding intellectual property.
●	If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could adversely affect our revenue.

Risks Related to Cybersecurity

●	Our parent, EchoStar, has experienced and we may experience in the future consistent cyber-attacks and attempts to gain unauthorized access to our systems and any failure or inadequacy of our information technology infrastructure and communications systems or those of third parties that we use in our operations could disrupt or harm our business.
●	The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

ii

Acquisition and Capital Structure Risks

●	We currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our obligations over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.

●	We have substantial debt outstanding and may incur additional debt and covenants in our Indentures could limit our ability to undertake certain types of activities and adversely affect our liquidity.

●	We may pursue acquisitions, dispositions, capital expenditures, the development, acquisition and launch of new satellites and other strategic initiatives to complement or expand our business, which may not be successful and we may lose a portion or all of our investment in these acquisitions and transactions.

●	We will need additional capital, which may not be available on favorable terms or at all, to fund current obligations, to continue investing in our business and to finance acquisitions and other strategic transactions.

●	Our parent, EchoStar, is controlled by one principal stockholder who is also our Chairman.

Risks Related to the Regulation of Our Business

●	Our services depend on FCC licenses that can expire or be revoked or modified and applications for FCC licenses that may not be granted

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

Recent Developments

FCC Review

In the third quarter of 2025, our parent, EchoStar resolved the review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 10 in the Notes to EchoStar’s Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 and the SpaceX Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 that will not be utilized in their Hybrid MNO business as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

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

SpaceX License Purchase Agreement

On September 7, 2025, our parent, EchoStar, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement,  EchoStar agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995–2000 (the “AWS-4 and H-Block Licenses” and such spectrum, the “Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred by EchoStar directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and EchoStar’s 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash.

If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of December 31, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Transfer Closing is expected to occur in the first half of 2026. The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement. As of December 31, 2025, EchoStar has made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable EchoStar to offer their Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by EchoStar to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing customers and new Starlink customers to SpaceX. As of December 31, 2025, EchoStar had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, EchoStar also has begun performing installation and other services for new Starlink customers.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Amended and Restated License Purchase Agreement

On November 5, 2025, our parent, EchoStar, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar, SpaceX and Trust.

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, EchoStar and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from EchoStar to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The SpaceX License Purchase Agreement also provides for specified termination rights.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025.

Impairments and Other

During the third quarter of 2025, SpaceX’s option to acquire certain satellite assets and regulatory authorizations was a triggering event that resulted in an impairment assessment of certain of our international licenses and related ground equipment. Because we and our parent, EchoStar are no longer pursuing a business plan to utilize these complementary assets, we recorded a non-cash impairment charge of $11 million in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2025. See Note 1 in the Notes to our Consolidated Financial Statements for further information. During the fourth quarter of 2025, we performed our annual impairment assessment of our indefinite-lived regulatory authorizations. We combine all of our indefinite-lived regulatory authorizations that we currently utilize or plan to utilize in the future into one unit of accounting for impairment testing (the “Hughes Licenses”).

Management performed a quantitative assessment to determine whether the fair value of the Hughes Licenses exceeded their aggregate carrying amount. The quantitative assessment consisted of an income approach, using a discounted cash flow model based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. Through this assessment, we concluded that the fair value was less than the carrying amount. As a result, we fully impaired the Hughes Licenses, resulting in a non-cash impairment charge of $400 million during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The Hughes Licenses, as defined above, are used in conjunction with an asset group comprised of the Hughes satellite fleet, ROU lease assets and certain other long-lived and finite-lived intangible assets, (the “Hughes Asset Group”). The Hughes Licenses impairment triggered an impairment review of the Hughes Asset Group. Based on undiscounted cash flows, we concluded the asset group was not recoverable and, using an income approach, determined fair value was below carrying value; accordingly, we recorded a $1.012 billion non-cash impairment charge in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025.

During the year ended December 31, 2025, we recorded a total charge of $1.423 billion, consisting of $11 million and $1.412 billion during the third and fourth quarters of 2025, respectively, for non-cash asset impairments and other expenses in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

SEGMENTS

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. See Note 13 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our segment reporting.

Hughes

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We currently lease the capacity of EchoStar XXIV from our parent, EchoStar, to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of December 31, 2025, we had 739,000 Broadband subscribers.

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

Products and Services

We offer broadband satellite technologies and broadband internet products and services to consumer customers, which include home and small to medium-sized businesses. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We currently lease the capacity of EchoStar XXIV from our parent, EchoStar, to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation.

Customers

Our enterprise customers include, but are not limited to, retailers, financial institutions, aircraft connectivity providers, lottery agencies and companies with multi-branch networks that rely on satellite or terrestrial networks for critical communication across wide geographies, as well as the U.S government. Most of our enterprise customers have long-term contracts with us for the services they purchase. We also design, provide and install gateway and terminal equipment to customers for other satellite systems and provides satellite ground segment systems and terminals for other satellite systems, including, but not limited to, mobile system operators.

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

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as, among others, ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp. (“SpaceX”).

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX. Both ViaSat and SpaceX have also entered the South American consumer market and additionally SpaceX has entered the Central American consumer market. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

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

WEBSITE ACCESS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act also may be accessed free of charge through the website of our parent, EchoStar, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The address of that website is https://ir.echostar.com/.

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

We are also subject to inflationary cost pressures, and if inflation continues or worsens, it could negatively impact us by increasing, among other things, our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our labor and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so on an acceptable timeline or at all. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity.

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

Our enterprise business represents a significant but growing component of our overall revenue, exposing the company to risks associated with fluctuations in enterprise demand. Any downturn in enterprise spending, driven by, among other things, economic uncertainty, budget constraints or shifts to alternative connectivity solutions, could negatively impact revenue. Additionally, the enterprise market is highly competitive, with customers seeking cost-effective and flexible network solutions. If we are unable to differentiate our offerings or retain key enterprise clients, among other things, our business, financial condition and results of operations could be negatively impacted.

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

Our dependence upon third-party providers causes certain risks to our business, including, but not limited to the following:

●	Components. A limited number of suppliers manufacture, and in some cases a single supplier manufactures, some of the key components required to build our products. We do not generally maintain long-term agreements with our suppliers or subcontractors for our products. If we change or lose suppliers, we could experience a delay in manufacturing our products. In addition, if either our current suppliers or any new suppliers increase prices beyond what we currently pay, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. Similarly, if any of our products require materials or components that are subject to “conflict minerals” or other supply chain regulations, these inputs could become scarce, unavailable or materially more expensive or difficult to acquire, which could limit our ability to build or obtain sufficient volumes of such products to satisfy customer demand or could make it difficult or impossible for us to produce such products at competitive prices.
●	Commodity Price Risk. Fluctuations in pricing of raw materials can affect our product costs and we may not be able to pass on the increased costs to our customers. Additionally, we are seeing increasing inflationary price pressure and where we have fixed-price customer contracts, we may have to absorb the increased costs.
●	Manufacturing. While we develop and manufacture prototypes for certain of our products, we use contract manufacturers to produce a portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner, or at all, our business could be adversely impacted.
●	Installation, customer support, and other services. Some of our products and services utilize a network of third-party service providers. The costs incurred for these services may increase due to a shortage of experienced workers and higher salaries required to recruit and retain a skilled third-party workforce. A decline in levels of service or attention to the needs of our customers could adversely affect our reputation, renewal rates and ability to win and retain customers. In addition, if the agreements for the provision of these services are terminated or not renewed, we could face difficulties replacing these service providers.

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

Our sales outside the U.S. accounted for 23.9%, 24.0% and 25.2% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. We expect our foreign operations to represent a significant portion of our business. Our foreign operations involve varying degrees of risk and uncertainties inherent in doing business abroad. Such risks include:

●	Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation of earnings. We may not be permitted to be the sole owner of our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes and/or our contractual arrangements restrict our repatriation of earnings to the U.S. from our subsidiaries and joint venture entities. Applicable law in such foreign countries may also limit our ability to distribute or access our assets or offer our products and services in certain circumstances. In such event, we will not have unrestricted access to the cash flow and assets of our subsidiaries and joint ventures.
●	Regulatory restrictions. Satellite market access, landing rights and terrestrial wireless rights are dependent on the national regulations established by foreign governments and international non-governmental bodies. Non-compliance with these requirements may result in the loss of the authorizations and licenses to conduct business in these countries, as well as fines, penalties or other sanctions.
●	Financial and legal constraints and obligations. Operating pursuant to foreign licenses subjects us to certain financial constraints and obligations, including, but not limited to: (a) tax liabilities that may or may not be dependent on revenue; (b) the regulatory requirements associated with maintaining such licenses, which may be subject to interpretation by foreign courts and regulatory bodies; (c) the burden of creating and maintaining additional entities, branches, facilities and/or staffing in foreign jurisdictions; and (d) regulations requiring that we make certain satellite capacity available for “free” or available at reduced rates.
●	Compliance with applicable export control laws and regulations in the U.S. and other countries. We must comply with all applicable export control and trade sanctions laws and regulations of the U.S. and other countries. A violation of any export or trade-related regulations could materially adversely affect our business.
●	Changes in exchange rates between foreign currencies and the U.S. dollar. Fluctuations in currency exchange rates, recessions and currency devaluations have affected, and may in the future affect, revenue, profits and cash earned from our international businesses.
●	Regulations may favor state-owned enterprises or local service providers. Many of the countries in which we conduct business have traditionally had state-owned or state-granted monopolies on telecommunications services that favor an incumbent service provider. We face competition from these favored and entrenched companies in countries that have not liberalized.

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

Our failure to effectively invest in, introduce and implement new competitive products and services could cause our products and services to become obsolete and could negatively impact our business.

Technology in our industry changes rapidly as new technologies are developed, which could cause our products and services to become obsolete. We and our suppliers may not be able to keep pace with technological developments. Our operating results are dependent to a significant extent upon our ability to continue to introduce new products and services, to upgrade existing products and services on a timely basis and to reduce costs of our existing products and services. We may not be able to successfully identify new product or service opportunities or develop and market these opportunities in a timely or cost-effective manner.

The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment. The success of new product and service development depends on many factors, including, among others, the following:

●	the difficulties and delays in the development, production, timely completion, testing and marketing of products and services;
●	the cost of the products and services;
●	the proper identification of current and projected subscriber needs and subscriber acceptance of products and services;
●	the development of, approval of and compliance with industry standards;
●	the amount of resources we must devote to the development of new technologies; and
●	the ability to differentiate our products and services and compete with other companies in the same markets.

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

While alternative sources for these products and services exist, we may not be able to develop these alternative sources quickly and cost-effectively, or at all, which could materially impair our ability to timely deliver our products to our subscribers or operate our business. Furthermore, our vendors may request changes in pricing, payment terms or other contractual obligations, which could require us to make substantial additional investments or find alternative arrangements.

Changes in trade policies, including, but not limited to, tariffs and other restrictions, could, among other things, increase our costs, disrupt our supply chain and negatively affect our business, operations and financial condition.

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

We believe that our future success depends to a significant extent upon the performance of Mr. Charles W. Ergen, our Chairman and certain other key executives. The loss of Mr. Ergen or certain other key executives, the ability to effectively provide for the succession of our senior management or the ability of Mr. Ergen or such other key executives to devote sufficient time and effort to our businesses could have a material adverse effect on our business, financial condition and results of operations. Although some of our key executives may have agreements relating to their equity compensation that limit their ability to work for or consult with competitors, we generally do not have employment agreements with them.

Our business growth and customer retention strategies rely in part on the work of technically skilled employees.

Our response to technological developments depends, to a significant degree, on the work of technically skilled employees. In addition, we have made and will continue to make significant investments in, among other things, research, development and marketing for new products, services, satellites and related technologies, as well as entry into new business areas. Investments in new technologies, satellites and business areas are inherently dependent on these technically skilled employees as well. Competition for the services of such employees has become more intense as demand for these types of employees grows. We compete with other companies for these employees and although we strive to attract, retain, motivate and manage these employees, we may not succeed in these respects. Additionally, if we were to lose certain key technically skilled employees, the loss of knowledge and intellectual capital might have an adverse impact on our business.

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

We are, and may become, subject to various legal proceedings and claims which arise in the ordinary course of business, including, among other things, intellectual property disputes. Any adverse finding in such legal proceedings, could adversely affect our business, financial condition and results of operations. See Note 12 ”Contingencies – Litigation” in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In addition, many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that may cover or affect products or services related to those that we offer. In general, if a court determines that one or more of our products or services infringes on intellectual property held by others, we may be required to cease developing or marketing those products or services, to obtain licenses from the holders of the intellectual property at a material cost or to redesign those products or services in such a way as to avoid infringing the intellectual property.

If those intellectual property rights are held by a competitor, we may be unable to obtain the intellectual property at any price, which could adversely affect our competitive position. See “Item 1. Business – Patents and Other Intellectual Property” in our parent, EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

Our products and networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite testing and our quality control procedures. Defects may also occur in components and products that we purchase from third parties. In addition, many of our products and network services are designed to interface with our customers’ existing networks and end-user devices, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. There can be no assurance that we will be able to detect and fix all defects in the products and networks we sell, in a timely manner or at all. The occurrence of, and failure to remedy, any defects, errors or failures in our products or network services could materially affect our business. As a result, any defect or other problem may adversely affect our business, financial condition and results of operations.

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

We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to financial losses. In addition, this may divert management’s attention and resources away from our business, and therefore adversely affect our business. Furthermore, the amount and scope of insurance we maintain may not cover all expenses related to such activities or all types of claims that may arise.

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

Our parent, EchoStar, has experienced and we may experience in the future security issues, whether due to, among other things, insider error or malfeasance or system errors or vulnerabilities in our or our third parties’ systems, which could result in, among other things, substantial legal and financial exposure, government inquiries and enforcement actions, litigation, diversion of management time and attention from our existing businesses and unfavorable media coverage to us. We may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures on an acceptable timeframe or at all. Attacks and security issues could also compromise trade secrets and other sensitive information.

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

In addition, cybersecurity threat actors are increasingly sophisticated through various techniques that involve social engineering and/or misrepresentation. Techniques used in cyber-attacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as artificial intelligence and machine learning. Data breaches and other cybersecurity events have become increasingly commonplace, including, but not limited to, as a result of the intensification of state-sponsored cyber-attacks during periods of geopolitical conflict. Various events described above have occurred in the past to our parent and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material to our parent or us.

The confidentiality, integrity and availability of our services and products depends on the continuing operation of our information technology and other enabling systems.

Our systems run the risk of damage, intrusion or disruption from, among other things, criminal and/or terrorist attacks, telecommunications failures, computer viruses, ransomware attacks, digital denial of service attacks, phishing and/or other attempts to injure or maliciously access our systems. Some of our systems are not fully redundant and disaster recovery planning cannot account for all possibilities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in or failure of our services or systems. Failure to respond, mitigate and/or remedy any cyber-attack or other information technology failure on a timely basis or at all, could materially affect our business.

Our international businesses expose us to additional risks that could harm our business.

In addition to risks described elsewhere herein, the different regions and countries in which we operate our businesses outside of the U.S. expose us to increased risks due to different privacy and cyber-related laws in each of these locations. The same cyber-related issue could have different consequences depending on, among other factors, the region or country of occurrence, the laws applicable in each case and the different levels of enforcement by regulatory and governmental authorities in each jurisdiction. These risks include, but are not limited to, the following:

●	data privacy and security concerns relating to our technology and practices could, among other things, damage our reputation, cause us to incur significant liability and deter current and potential users or customers from using our products and services;
●	software bugs or defects, security breaches and attacks on our systems could result in the improper disclosure of our user data which could harm, among other things, our business reputation and result in legal and/or government action;
●	concerns about our practices about the collection, use, disclosure or security of personal information or other data-privacy-related matters, even if unsubstantiated, could harm our reputation and financial condition;
●	our policies and practices may change over time as expectations regarding privacy and data change.

Our ongoing investments in security will likely continue to identify new vulnerabilities within our services and products.

In addition to our efforts to, among other things, mitigate the risk of cyber-attacks and improve our products and services, we are making significant investments to assure that our products are resistant to compromise. As a result of these efforts, we could discover new vulnerabilities within our products and systems that would be undesirable for our users and customers. We have discovered and remediated, and may discover new vulnerabilities due to the scale of activities on our platforms, and may not be able to mitigate or fix such vulnerabilities on acceptable timeframes or at all, due to other factors, including, but not limited to, issues outside of our control such as natural disasters/climate change such as sea level rise, drought, flooding, wildfires, increased storm severity, power loss and we may be notified of such vulnerabilities via third parties. Any of the foregoing developments may, among other things, negatively affect user and customer trust, harm our reputation and brands and adversely affect our business and financial results.

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

As of the date of this report, we currently do not have the necessary cash on hand, projected future cash flows or committed financing to fund our anticipated working capital needs, capital expenditures, interest payments, debt maturities and other contractual obligations over the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern and, as a result, a ‘going concern’ disclosure appears in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Because the SpaceX Transactions, defined herein, are signed at our parent and/or its subsidiaries, we do not expect completion of the SpaceX Transactions to resolve our going concern qualification. In addition, our parent, EchoStar, may or may not provide additional liquidity in the future necessary to meet our obligations as they come due.

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

In the event that the going concern qualification continues, we may take additional actions to protect our interest in our assets that may negatively impact the value of your investment in our debt securities, including, under certain circumstances, filing for relief under Chapter 11 of Title 11 of the United States Code, if we determine that such an action is in the best interests of the Company and our stakeholders.

Certain actions that we may take, including a potential voluntary Chapter 11 bankruptcy filing could have material adverse consequences to us, including, but not limited to: (i) disruption of relationships with vendors, suppliers, employees and customers; (ii) limitations on the ability to access capital markets or otherwise obtain financing on favorable terms or at all; (iii) limitations on the ability to take advantage of business opportunities; (iv) reputational harm; and (v) significant administrative costs and diversion of management attention. Furthermore, the outcome of any of the actions that we, or certain of our subsidiaries, may take, including a filing for relief under Chapter 11, is inherently uncertain and may result in a loss of control by our parent, EchoStar’s principal stockholder or a material reduction in the value or change in the relative priority of existing debt securities.

We have substantial debt outstanding and may incur additional debt.

As of December 31, 2025, our total debt, finance lease and other obligations (including current portion) outstanding, was $1.536 billion. Our debt levels could have significant consequences, including, but not limited to:

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

In addition, we may incur additional debt in the future. The terms of the indentures relating to our senior notes and senior secured notes permit us to incur additional debt. If new debt is added to our current debt levels, the risks we now face could intensify.

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

We may be unable to obtain in the anticipated time frame, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions, and such transactions, if executed, may pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including, but not limited to:

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

In addition, economic weakness, weak results of operations or other factors may limit our ability to, among other things, generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions, as well as to fund ongoing operations and service our debt. We may be unable to generate cash flows from operating activities sufficient to pay the principal, premium, if any, and interest on our debt and other obligations. If we are unable to service our debt and other obligations from cash flows from operating activities, we will need to refinance or restructure all or a portion of such obligations prior to maturity.

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

As of December 31, 2025, our total indebtedness was $1.536 billion. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the development, design, acquisition and construction of new satellites, selling assets, and restructuring or refinancing our debt. We may not be able to implement any of these actions on satisfactory terms, or at all.

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

If the FCC were to cancel, revoke, suspend, restrict, significantly condition or fail to renew any of our licenses or authorizations, or fail to grant our applications for FCC licenses that we may file from time to time, it could have a material adverse effect on our business, financial condition and results of operations. As an example, a loss of a frequency authorization would reduce the amount of spectrum available to us, potentially reducing the amount of offerings available to our subscribers. The materiality of such a loss of authorizations would vary based upon, among other things, the location of the frequency used, or the availability of replacement spectrum. In addition, Congress and other administrative and regulatory agencies often consider and enact legislation that affects us and FCC proceedings to implement the Communications Act and enforce its regulations are ongoing. We cannot predict the outcomes of these legislative or regulatory proceedings or their effect on our business.

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

Charles W. Ergen, our Chairman, beneficially owns approximately 51.3% of our parent, EchoStar’s total equity securities (assuming conversion of the EchoStar Class B common stock beneficially owned by Mr. Ergen into EchoStar Class A common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days) and beneficially owns approximately 90.4% of the total voting power of all classes of shares of EchoStar (assuming no conversion of any EchoStar Class B common stock and giving effect to the exercise of options held by Mr. Ergen that are either currently exercisable as of, or may become exercisable within 60 days). Through his beneficial ownership of EchoStar’s equity securities, Mr. Ergen has the ability to elect a majority of EchoStar’s directors and to control all other matters requiring the approval of EchoStar’s stockholders. As a result of Mr. Ergen’s voting power, EchoStar is a “controlled company” as defined in the NASDAQ listing rules and, therefore, are not subject to NASDAQ requirements that would otherwise require us to have (i) a majority of independent directors; (ii) a nominating committee composed solely of independent directors; (iii) compensation of our or EchoStar’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; (iv) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and/or (v) director nominees selected, or recommended for the EchoStar Board of Directors selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Pursuant to the Amended Support Agreement (which was signed as part of the completed acquisition on December 31, 2023 of DISH Network by EchoStar pursuant to the Amended and Restated Agreement and

Plan of Merger, (the “Merger”), Mr. Ergen and the other Ergen Stockholders have agreed not to vote, or cause or direct to be voted, the shares of EchoStar Class A Common Stock owned by them, other than with respect to any matter presented to the holders of EchoStar Class A Common Stock on which holders of EchoStar Class B Common Stock are not entitled to vote, for three years following the closing of the Merger. As a result, Mr. Ergen’s effective total voting power is approximately 89.5%.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 1C.   CYBERSECURITY

We recognize the importance of assessing, identifying, reviewing and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational and legal risks including intellectual property theft or loss, fraud, extortion, harm to employees or customers and violation of data privacy or security regulation. Our framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not imply that we meet all requirements under NIST.

We have a cybersecurity security program designed to identify, detect, and respond to threats and vulnerabilities, and protect the enterprise and respond  and recover from cybersecurity events and incidents when they do occur. Our cybersecurity risk management program contributes significantly to the overall resilience and integrity of our business by, among other things, integrating the risk identification process in all major company initiatives and deployment processes, implementing a unified approach to managing both digital and traditional business risks, making continuous improvements and regularly reporting to management and the Board of Directors as a whole to ensure senior-level visibility.

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

Our Senior Director of Cybersecurity Infrastructure and Threat Hunting, Corporate Cybersecurity leads our information security organization responsible for overseeing our information security program. This individual has over 20 years of experience in various roles involving information security, including risk management and security leadership. Team members who support our information security program have relevant education, professional certifications and industry experience, including but not limited to, holding similar positions at large enterprises. The Cybersecurity team provides regular briefings, no less frequently than monthly, to senior management and other relevant teams on preparation for and, where possible prevention of cybersecurity incidents. These briefings involve risk remediation measures that should be taken to decrease, among other things, the likelihood and severability of incidents and to mitigate and manage their effects. Senior management and other members of management receive detailed updates on cybersecurity risks on a regular basis, no less frequently than monthly, or when significant risks or incidents are identified. These briefings enable the management team to, among other things, stay informed of the latest threats, assess the effectiveness of current security measures and make timely decisions on strategic security initiatives. In addition, the Board of Directors is regularly briefed, no less frequently than quarterly, on cybersecurity risks as part of its oversight functions and to ensure that cybersecurity practices align with the company’s overall risk management framework and business objectives.

We anticipate that we will continue to evaluate and address as needed our cybersecurity risk management, policies, structure, strategies and governance in order to meet our needs as the cybersecurity threat landscape evolves.

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

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 26, 2026, all 1,078 issued and outstanding shares of our common stock were held by our parent, EchoStar. There is currently no established trading market for our common stock. Our Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock and as of March 26, 2026, no shares of our preferred stock were issued and outstanding.

Dividends

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

Item 6.   [RESERVED]

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

EXECUTIVE SUMMARY

Recent Developments

FCC Review

In the third quarter of 2025, our parent, EchoStar resolved the review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 build-out extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 10 in the Notes to EchoStar’s Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 and the SpaceX Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 that will not be utilized in their Hybrid MNO business as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

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

SpaceX License Purchase Agreement

On September 7, 2025, our parent, EchoStar, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, EchoStar agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995–2000 (the “AWS-4 and H-Block Licenses” and such spectrum, the “Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred by EchoStar directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and EchoStar’s 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s  3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of December 31, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Transfer Closing is expected to occur in the first half of 2026. The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement. As of December 31, 2025, EchoStar has made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable EchoStar to offer their Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by EchoStar to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing customers and new Starlink customers to SpaceX.  As of December 31, 2025, EchoStar had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, EchoStar also has begun performing installation and other services for new Starlink customers.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to EchoStar’s Quarterly Report on Form 10-

Q for the quarter ended September 30, 2025.

Amended and Restated License Purchase Agreement

On November 5, 2025, our parent, EchoStar, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar, SpaceX and Trust.

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, EchoStar and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from EchoStar to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The SpaceX License Purchase Agreement also provides for specified termination rights.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025.

Impairments and Other

During the third quarter of 2025, SpaceX’s option to acquire certain satellite assets and regulatory authorizations was a triggering event that resulted in an impairment assessment of certain of our international licenses and related ground equipment. Because we and our parent, EchoStar are no longer pursuing a business plan to utilize these complementary assets, we recorded a non-cash impairment charge of $11 million in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2025. See Note 1 in the Notes to our Consolidated Financial Statements for further information. During the fourth quarter of 2025, we performed our annual impairment assessment of our indefinite-lived regulatory authorizations. We combine all of our indefinite-lived regulatory authorizations that we currently utilize or plan to utilize in the future into one unit of accounting for impairment testing (the “Hughes Licenses”).

Management performed a quantitative assessment to determine whether the fair value of the Hughes Licenses exceeded their aggregate carrying amount. The quantitative assessment consisted of an income approach, using a discounted cash flow model based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. Through this assessment, we concluded that the fair value was less than the carrying amount. As a result, we fully impaired the Hughes Licenses, resulting in a non-cash impairment charge of $400 million during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The Hughes Licenses, as defined above, are used in conjunction with an asset group comprised of the Hughes satellite fleet, ROU lease assets and certain other long-lived and finite-lived intangible assets, (the “Hughes Asset Group”). The Hughes Licenses impairment triggered an impairment review of the Hughes Asset Group. Based on undiscounted cash flows, we concluded the asset group was not recoverable and, using an income approach, determined fair value was below carrying value; accordingly, we recorded a $1.012 billion non-cash impairment charge in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025.

During the year ended December 31, 2025, we recorded a total charge of $1.423 billion, consisting of $11 million and $1.412 billion during the third and fourth quarters of 2025, respectively, for non-cash asset impairments and other expenses in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Overview

Our industry continues to evolve with the increasing worldwide demand for broadband internet access for information, entertainment and commerce. In addition to fiber and wireless systems, technologies such as geostationary high throughput satellites, low-earth orbit (“LEO”) networks, medium-earth orbit (“MEO”) systems and multi-transport networks using combinations of technologies are expected to continue to play significant roles in enabling global connectivity, networks and services. We expect demand for broadband internet access, connectivity, networking and related value-added services will continue to grow and hope to capture business opportunities across certain major end-user sectors – consumer, businesses, enterprises and government. We intend to use our expertise, technologies, capital, investments, global presence, relationships and other capabilities to continue to provide broadband internet systems, equipment, networks and managed services for information, the internet-of-things, entertainment, education, remote-connectivity and commerce across industries and communities globally for consumer and enterprise customers. We are closely tracking the developments in next-generation satellite businesses, and we are seeking to utilize our services, technologies, licenses and expertise to find new commercial opportunities for our business.

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

Debt Issuances and Maturities

5 1/4% Senior Secured Notes due 2026. Our 5 1/4% Senior Secured Notes due 2026 with a principal balance of approximately $750 million mature on August 1, 2026. We do not currently have the necessary cash and cash equivalents and marketable investment securities and/or projected future cash flows or committed financing to fund this obligation. We will need to raise additional capital, refinance and/or restructure all or a portion of such obligation prior to maturity, which may not be available on favorable terms or at all. In addition, our parent, EchoStar may or may not provide additional liquidity in the future necessary to meet this obligation.

6 5/8% Unsecured Senior Notes due 2026. Our 6 5/8% Unsecured Senior Notes due 2026 with a principal balance of approximately $750 million mature on August 1, 2026. We do not currently have the necessary cash and cash equivalents and marketable investment securities and/or projected future cash flows or committed financing to fund this obligation. We will need to raise additional capital, refinance and/or restructure all or a portion of such obligation prior to maturity, which may not be available on favorable terms or at all. In addition, our parent, EchoStar may or may not provide additional liquidity in the future necessary to meet this obligation.

The 2026 Senior Secured Notes and the 2026 Senior Unsecured Notes are referred to collectively as the “Senior Notes.”

Future Liquidity

We have made cash distributions to among other things, partially finance the consolidated operations and debt service payment obligations of our parent company, EchoStar, and its subsidiaries. On February 15, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding stock to our shareholder and parent, EchoStar, in the amount of $529 million. On March 12, 2024, the Company’s Board of Directors declared and approved payment of a cash dividend on the Company’s outstanding common stock to EchoStar in the amount of $500 million. Payment of both dividends was made in the first quarter of 2024.

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

Due to our liquidity concerns, we are no longer able to make additional funds available to EchoStar in the form of prepayments for services rendered or loans to finance, in whole or in part, EchoStar’s future operations, debt service obligations and other cash needs.

We do not currently have cash, cash equivalents, marketable investment securities balances and/or projected future cash flows to fund our Senior Notes. We will need to refinance or restructure all or a portion of such obligations prior to maturity.

Covenants and Restrictions Related to our Senior Notes

The indentures related to our outstanding senior notes contain restrictive covenants that impose limitations on our ability to, among other things: (i) incur additional indebtedness; (ii) enter into sale and leaseback transactions; (iii) pay dividends or make distributions on our capital stock or repurchase our capital stock; (iv) restrict our subsidiaries’ ability to pay dividends, make distributions, make other payments, or transfer assets; (v) make certain investments; (vi) create liens; (vii) enter into certain transactions with affiliates; (viii) merge or consolidate with another company; and (ix) transfer or sell assets. Should we fail to comply with these covenants, all or a portion of the debt under the senior notes, senior secured notes and our other long-term debt could become immediately payable. The senior notes and senior secured notes also provide that the debt may be required to be prepaid if certain change-in-control events occur. As of the date of filing of this Annual Report on Form 10-K, we were in compliance with the covenants and restrictions related to our long-term debt.

New Accounting Pronouncements

See Note 2 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Selling, general and administrative expenses. “Selling, general and administrative expenses” primarily include selling costs, and employee-related costs associated with administrative services such as legal, information systems, accounting and finance and including bad debt expense. It also includes research and development expenses associated with the design and development of products to support future growth and provide new technology and innovation to our customers, professional fees, and other expenses associated with facilities and administrative services.

Impairments and other. “Impairments and other” may include, among other things, non-cash impairment and other losses related to our prepaids, inventory, property and equipment, regulatory authorizations, operating lease assets, goodwill and other intangible assets, as well as estimated exit and disposal costs.

Interest income. “Interest income” primarily includes interest earned on our cash, cash equivalents and marketable investment securities, and other investments including premium amortization, discount accretion on debt securities and changes in allowance for estimated credit losses on investments.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” primarily includes interest expense associated with our long-term debt (net of capitalized interest), prepayment premiums, amortization of debt discounts and debt issuance costs associated with our long-term debt and interest expense associated with our finance lease obligations.

Other, net. “Other, net” primarily includes gains and losses realized on the sale of marketable and non-marketable investment securities, impairment of marketable and non-marketable investment securities, impairment of our equity method investments, unrealized gains and losses from changes in fair value of certain marketable and non-marketable investment securities, foreign currency transaction gains and losses, equity in earnings and losses of our affiliates, dividends received from our marketable investment securities, and other non-operating income and expense items that are not appropriately classified elsewhere in the Consolidated Statements of Operations and Comprehensive Income (Loss) in our Consolidated Financial Statements.

Operating income before depreciation and amortization (“OIBDA”). OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization.” This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

Operating income before depreciation and amortization, and impairments and other (“Adjusted OIBDA”). Adjusted OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization” and “Impairments and other.” This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below.

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers, which include home and small to medium-sized businesses. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We currently lease the capacity of EchoStar XXIV from our parent, EchoStar, to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

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

Backlog

As of December 31, 2025, our Hughes segment had approximately $1.4 billion of contracted revenue backlog. We define the Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including but not limited to, lease revenue.

Competition

Our industry is highly competitive. As a global provider of network technologies, products and services, we compete with a large number of telecommunications and satellite internet service providers.

In our enterprise markets, we compete against multiple categories of providers. In the managed services area, we compete against providers of satellite-based and terrestrial-based networks, including fiber optic, cable, wireless internet service and internet protocol-based virtual private networks (VPN), which vary by region. In the in-flight connectivity market, we compete against direct and indirect providers of in-flight WiFi services, such as, among others, ViaSat Communications, Inc., which is owned by ViaSat, Inc. (“ViaSat”) and Starlink Services LLC, which is owned by Space Exploration Technologies Corp (“SpaceX”).

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX. Both ViaSat and SpaceX have also entered the South American consumer market and additionally SpaceX has entered the Central American consumer market. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table presents our consolidated results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	For the Years Ended December 31,		Variance
Statements of Operations Data	2025	2024	Amount	%

	(In thousands)
Revenue:
Service revenue	$1,085,219	$1,210,840	$(125,621)	(10.4)
Equipment sales and other revenue	350,686	349,533	1,153	0.3
Total revenue	1,435,905	1,560,373	(124,468)	(8.0)

Costs and Expenses:
Cost of services	637,624	681,021	(43,397)	(6.4)
% of Service revenue	58.8%	56.2%
Cost of sales - equipment and other	316,475	307,742	8,733	2.8
% of Equipment sales and other revenue	90.2%	88.0%
Selling, general and administrative expenses	322,172	375,538	(53,366)	(14.2)
% of Total revenue	22.4%	24.1%
Depreciation and amortization	333,003	365,902	(32,899)	(9.0)
Impairments and other	1,422,982	—	1,422,982	*
Total costs and expenses	3,032,256	1,730,203	1,302,053	75.3

Operating income (loss)	(1,596,351)	(169,830)	(1,426,521)	*

Other Income (Expense):
Interest income	9,217	25,393	(16,176)	(63.7)
Interest expense, net of amounts capitalized	(102,218)	(98,802)	(3,416)	(3.5)
Other, net	6,906	(9,024)	15,930	*
Total other income (expense)	(86,095)	(82,433)	(3,662)	(4.4)
Income (loss) before income taxes	(1,682,446)	(252,263)	(1,430,183)	*
Income tax benefit (provision), net	398,940	34,153	364,787	*
Effective tax rate	23.7%	13.5%
Net income (loss)	(1,283,506)	(218,110)	(1,065,396)	*
Less: Net income (loss) attributable to noncontrolling interests	(9,831)	(8,707)	(1,124)	(12.9)
Net income (loss) attributable to HSSC	$(1,273,675)	$(209,403)	$(1,064,272)	*

Other data:
Broadband subscribers, as of period end (in millions)	0.739	0.883	(0.144)	(16.3)
Broadband subscriber additions (losses), net (in millions)	(0.144)	(0.121)	(0.023)	(19.0)
Purchases of property and equipment, net of refunds	$114,431	$205,330	$(90,899)	(44.3)
OIBDA**	$(1,263,348)	$196,072	$(1,459,420)	*

*Percentage is not meaningful.

**	A reconciliation of OIBDA to Operating income (loss), the most directly comparable GAAP measure in our Consolidated Financial Statements, is included in Results of Operations – OIBDA and Adjusted

OIBDA. For further information on our use of OIBDA, see Explanation of Key Metrics and Other Items.

Broadband subscribers. We lost approximately 144,000 net Broadband subscribers for the year ended December 31, 2025 compared to the loss of approximately 121,000 net Broadband subscribers during the same period in 2024. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions, partially offset by lower subscriber disconnects due to expanded satellite capacity and increased subscriber service satisfaction. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $1.085 billion for the year ended December 31, 2025, a decrease of $126 million, or 10.4%, as compared to 2024. The decrease was primarily attributable to lower sales of broadband services to our North American and international consumer customers and our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $351 million for the year ended December 31, 2025, an increase of $1 million, or 0.3%, as compared to 2024. The increase was primarily attributable to an increase in hardware sales to our North American enterprise customers, partially offset by lower hardware sales to our international enterprise customers.

Cost of services. “Cost of services” totaled $638 million for the year ended December 31, 2025, a decrease of $43 million, or 6.4%, as compared to 2024. The decrease was primarily attributable to lower costs of broadband services to both our North American and international consumer and enterprise customers. Our Cost of services represented 58.8% and 56.2% of Service revenue during the year ended December 31, 2025 and 2024, respectively. This increase primarily resulted from a change in mix to lower margin services.

Cost of sales – equipment and other. “Cost of sales – equipment and other” totaled $316 million for the year ended December 31, 2025, an increase of $9 million, or 2.8%, as compared to 2024. The increase was primarily attributable to higher costs of equipment to our North American enterprise customers, partially offset by a decrease in equipment costs to our international enterprise customers. Our “Cost of sales – equipment and other” represented 90.2% and 88.0% of “Equipment sales and other revenue” during the years ended December 31, 2025 and 2024, respectively. The year ended December 31, 2025 was negatively impacted by a one-time project charge.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $322 million for the year ended December 31, 2025, a decrease of $53 million, or 14.2%, as compared to 2024. The decrease was primarily attributable to lower bad debt expense, a decrease in costs to support the Company and lower marketing expenditures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $333 million for the year ended December 31, 2025, a decrease of $33 million, or 9.0%, as compared to 2024. The decrease was primarily attributable to lower equipment and satellite depreciation expense.

Impairments and other. “Impairments and other” totaled $1.423 billion during the year ended December 31, 2025. In August 2025, we began the abandonment of certain international assets that would no longer be utilized in our business as a result of the SpaceX Transactions. As a result, during the third quarter of 2025, we recorded non-cash impairment charges related to regulatory authorizations, and estimated exit, disposal and other costs. In addition, we recorded non-cash impairment charges primarily related to property and equipment, operating lease assets and regulatory authorizations during the fourth quarter of 2025. See Note 1 in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Interest income. “Interest income” totaled $9 million for the year ended December 31, 2025, a decrease of $16 million, or 63.7%, as compared to the same period in 2024. This decrease primarily resulted from lower average cash and marketable investment securities balances, and lower percentage of returns earned on our cash and marketable investment securities balances during the year ended December 31, 2025.

Interest expense, net of amounts capitalized. “Interest expense, net of amounts capitalized” totaled $102 million for the year ended December 31, 2025, an increase of $3 million, or 3.5%, as compared to 2024. The increase was primarily attributable to historical amounts owed related to the EchoStar XXIV lease.

Income tax benefit (provision), net. “Income tax benefit (provision), net” was $399 million for the year ended December 31, 2025, as compared to $34 million for the year ended December 31, 2024. This change was primarily related to increases in loss before income taxes and changes in our effective tax rate. Our effective tax rate for the year ended December 31, 2024 was impacted by foreign valuation allowances and an increase in our uncertain tax positions.

Net income (loss) attributable to HSSC. The changes in “Net income (loss) attributable to HSSC” during the year ended December 31, 2025 compared to the same period in 2024 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

OIBDA and Adjusted OIBDA

OIBDA and Adjusted OIBDA, which are presented below, are non-GAAP measures and do not purport to be alternatives to operating income (loss) as a measure of operating performance.

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

Adjusted OIBDA is calculated by adding back depreciation and amortization expense and impairments and other to operating income (loss). We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability as it excludes one-time, non-cash items that we do not consider to be reflective of our ongoing operating performance.

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Operating income (loss)	$(1,596,351)	$(169,830)	$(394,981)
Depreciation and amortization	333,003	365,902	389,632
OIBDA	(1,263,348)	196,072	(5,349)
Impairments and other	1,422,982	—	532,940
Adjusted OIBDA	$159,634	$196,072	$527,591

The changes in OIBDA and Adjusted OIBDA during the years ended December 31, 2025, 2024 and 2023 were primarily a result of the factors described in connection with operating revenues and operating expenses.

Guarantor Financial Information

Our senior notes are jointly and severally guaranteed on a senior secured basis by certain of our wholly-owned subsidiaries (the “Guarantors”). Specifically, EchoStar Orbital, L.L.C., EchoStar Government Services, L.L.C., EchoStar Satellite Services L.L.C., HNS-India VSAT, Inc., Hughes Network Systems, L.L.C, HNS License-Sub L.L.C., HNS Real Estate L.L.C., Hughes Communications, Inc., Hughes Network Systems International Service, Co., HNS Americas, L.L.C., HNS Americas II, L.L.C.

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

Each entity in the summarized combined financial information follows the same accounting policies as described in our consolidated financial statements. Information for the non-Guarantor subsidiaries has been excluded from the combined summarized financial information of the obligated group. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis and is derived from HSSC’s consolidated financial statements; intercompany balances and transactions within the obligated group have been eliminated. The obligated group’s amounts due to non-Guarantor subsidiaries and related parties have been presented in separate line items.

The summarized balance sheet information for the obligor group of debt issued by HSSC is presented in the table below.

	As of December 31,
	2025	2024

	(In thousands)
Current assets	$570,212	$572,781
Noncurrent assets	1,095,828	2,575,931
Current liabilities	2,006,221	410,630
Noncurrent liabilities	759,832	2,588,899
Due from non-guarantors	94,047	91,679
Due from related parties	54,278	19,881
Due to non-guarantors	30,352	38,880
Due to related parties	789,687	788,633

The summarized results of operations information for the combined obligor group of debt issued by HSSC is presented in the table below.

For the Year Ended
December 31, 2025
(In thousands)
Total revenues	$1,218,302
Operating income (loss)	(1,577,027)
Net income (loss)	(1,262,348)
Revenue from non-guarantors	31,698

The indentures governing our Notes contain restrictive covenants that, among other things, impose limitations on our ability and the ability of certain of our subsidiaries to pay dividends or make distributions, incur additional debt, make certain investments, create liens or enter into sale and leaseback transactions, merge or consolidate with another company, transfer and sell assets, enter into transactions with affiliates or allow to exist certain restrictions on the ability to pay dividends, make distributions, make other payments or transfer assets.

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

Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we were required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite, which we no longer utilize. During the year ended December 31, 2025, we received $5 million in proceeds from the insurance carrier.

We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite in 2023, which we no longer utilize, we are not aware of any other anomalies with respect to our owned or leased satellites as of December 31, 2025. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

Cybersecurity

We are not aware of any cyber-incidents with respect to our owned or leased satellites or other networks, equipment or systems that have had a material adverse effect on our business, costs, operations, prospects, results of operation or financial position during the year ended December 31, 2025 and through March 31, 2026. There can be no assurance, however, that a cybersecurity incident will be detected or thwarted or will not have a material adverse effect in the future.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks Associated with Financial Instruments

Our investments and debt are exposed to market risks, discussed below.

Cash, Cash Equivalents and Current Marketable Investment Securities

As of December 31, 2025, our cash, cash equivalents and current marketable investment securities had a fair value of $119 million. Of that amount, a total of $119 million was invested in: (a) cash; (b) money market funds; (c) debt instruments of the United States Government and its agencies; (d) commercial paper and corporate notes with an overall average maturity of less than one year and rated in one of the four highest rating categories by at least two nationally recognized statistical rating organizations; and/or (e) instruments with similar risk, duration and credit quality characteristics to the commercial paper and corporate obligations described above. The primary purpose of these investing activities has been to preserve principal until the cash is required to, among other things, continue investing in our business, pursue acquisitions and other strategic transactions, fund ongoing operations, repay debt obligations and expand our business. Consequently, the size of this portfolio can fluctuate significantly as cash is received and used in our business for these or other purposes. The value of this portfolio is negatively impacted by credit losses; however, this risk is mitigated through diversification that limits our exposure to any one issuer.

Interest Rate Risk

A change in interest rates would affect the fair value of our cash, cash equivalents and current marketable investment securities portfolio; however, we normally hold these investments to maturity. Based on our December 31, 2025 current non-strategic investment portfolio of $119 million, a hypothetical 10% change in average interest rates would not have a material impact on the fair value due to the limited duration of our investments.

Our cash, cash equivalents and current marketable investment securities had an average annual rate of return for the year ended December 31, 2025 of 4.9%. A change in interest rates would affect our future annual interest income from this portfolio, since funds would be re-invested at different rates as the instruments mature. A hypothetical 10% decrease in average interest rates during 2025 would not have a material impact on annual interest income.

Other Investments

When applicable, our ability to realize value from our strategic investments in companies that are privately held depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we sell them, we will not be able to recover our investment.

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

Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign currency exchange rate fluctuations, primarily resulting from loans to foreign subsidiaries in U.S. dollars. Accordingly, we may enter into foreign currency forward contracts, or take other measures, to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2025, we had foreign currency forward contracts with a notional amount of $4 million in place to partially mitigate foreign currency exchange risk. The estimated fair values of the foreign currency contracts were not material as of December 31, 2025. The impact of a hypothetical 10% adverse change in exchange rates on the carrying amount of the net assets and liabilities of our foreign subsidiaries during 2025 would have resulted in an estimated loss to the cumulative translation adjustment of $30 million as of December 31, 2025.

Debt

As of December 31, 2025, we had debt of $1.536 billion, excluding finance lease obligations and unamortized deferred financing costs and debt discounts, on our Consolidated Balance Sheets. We estimated the fair value of this debt to be approximately $1.451 billion using quoted market prices. The fair value of our debt is affected by, among other factors, fluctuations in interest rates. A hypothetical 10% decrease in assumed interest rates would increase the fair value of our debt by approximately $9 million. To the extent interest rates increase, our future costs of financing would increase at the time of any future financings. As of December 31, 2025, primarily all of our long-term debt consisted of fixed rate indebtedness.

Derivative and/or Financial Liability Instruments

From time to time, we invest in speculative financial instruments, including derivative and/or financial liability instruments. As of December 31, 2025, we did not hold any material derivative or financial liability instruments.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Item 9B.   OTHER INFORMATION

10b5-1 Trading Arrangements

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Appointment of Independent Registered Public Accounting Firm for 2025. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2025.

Our parent, EchoStar’s Board of Directors, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if the Board of Directors believes that a change would be in its best interests.

Fees Paid to KPMG LLP for 2025 and 2024

The following table presents fees for the aggregate professional audit services rendered by KPMG LLP for the annual audit of the financial statements of EchoStar and its subsidiaries for the years ended December 31, 2025 and 2024, and fees billed for other services rendered by KPMG LLP to EchoStar and its subsidiaries during those periods. We have reported the fees billed for services rendered to both EchoStar and its subsidiaries because the services are not rendered or billed specifically for us but for the EchoStar consolidated group as a whole.

	For the Years Ended December 31,
	2025	2024
Audit Fees (1)	$7,761,396	$7,756,168
Audit-Related Fees	107,963	480,000
Tax Compliance Fees	533,709	643,786
All Other Fees (2)	—	141,744
Total Fees	$8,403,068	$9,021,698
(1)	Consists of fees paid by EchoStar and its subsidiaries for the audit of our consolidated financial statements included in EchoStar and its subsidiaries Annual Reports on Form 10-K, review of EchoStar and its subsidiaries unaudited financial statements included in our Quarterly Reports on Form 10-Q and fees in connection with the audit of EchoStar and its subsidiaries internal control over financial reporting.
(2)	Consists of fees for services related to review of contract compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

EchoStar’s Board of Directors delegated to EchoStar’s Audit Committee the responsibility for appointing, setting compensation, retaining, and overseeing the work of its independent registered public accounting firm until December 31, 2025.

Requests are submitted to the Audit Committee of EchoStar in one of the following ways:

●	Request for approval of services at a meeting of the Audit Committee; or
●	Request for approval of services by members of the Audit Committee acting by written consent.

The request may be made with respect to either specific services or a type of service for predictable or recurring services. 100% of the fees paid to KPMG LLP for services rendered in 2025 and 2024 were pre-approved by the Audit Committee of EchoStar.

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

4.6*

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

4.7*

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

4.8*

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

4.9*

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

4.10*

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
4.11*

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

4.12*

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

4.13*

Additional Secured Party Joinder, dated as of February 13, 2026, to the Security Agreement dated as of June 8, 2011, among U.S. Bank National Association, as trustee and successor collateral agent, and Hughes Satellite Systems Corporation (incorporated by reference to Exhibit 4.44 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, filed March 2, 2026).

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

19*	EchoStar Corporation’s Insider Trading Policy (incorporated by reference to Exhibit 19 to EchoStar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, filed March 2, 2026)).
22 (H)	List of Subsidiary Guarantors
31.1 (H)	Section 302 Certification of Chief Executive Officer
31.2 (H)	Section 302 Certification of Principal Financial Officer
32.1 (H)	Section 906 Certification of Chief Executive Officer
32.2 (H)	Section 906 Certification of Principal Financial Officer
99.1*

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

(H)Filed herewith.

*Incorporated by reference.

**Constitutes a management contract or compensatory plan or arrangement.

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
Hamid Akhavan
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Paul W. Orban
Paul W. Orban
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Akhavan	Chief Executive Officer and President	March 31, 2026
Hamid Akhavan	(Principal Executive Officer)

/s/ Paul W. Orban	Executive Vice President and Chief Financial Officer	March 31, 2026
Paul W. Orban	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles W. Ergen	Chairman	March 31, 2026
Charles W. Ergen

/s/ Paul Gaske	Chief Operating Officer, Hughes, and Director	March 31, 2026
Paul Gaske

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors
Hughes Satellite Systems Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hughes Satellite Systems Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant debts maturing in 2026 and does not currently have the necessary cash on hand, projected cash flows, or committed financing to fund its obligations for at least twelve months from the issuance of these consolidated financial statements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over revenue

As discussed in Note 13 to the consolidated financial statements, the Company reported $1.4 billion in total revenue for the Hughes segment for the year ended December 31, 2025. The Hughes segment has multiple revenue streams and certain aspects of the Company’s processes and information technology (IT) systems differ among the revenue streams.

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

Valuation of the Hughes Asset Group

As discussed in Notes 1, 2, and 7 to the consolidated financial statements, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In the fourth quarter, the Company identified changes in circumstances that indicated that the carrying amount of the Hughes Asset Group may not be recoverable. This asset group consists of the Hughes satellite fleet, ROU lease assets and certain other long-lived assets and finite-lived intangible assets. As such, the Company determined that indicators of impairment existed for the Hughes Asset Group and performed a quantitative impairment test. To estimate the fair value of the Hughes Asset Group, the Company used an income approach and measured impairment as the amount by which the fair value was below the carrying value. The Company recorded a partial impairment of the Hughes Asset Group of $1.012 billion for the year ended December 31, 2025.

We identified the valuation of the Hughes Asset Group as a critical audit matter. Evaluating the discount rate used to determine the estimated fair value of the Hughes Asset Group involved a high degree of subjective auditor judgment and the use of professionals with specialized skills and knowledge, as minor changes in this assumption could have had a significant impact on the measurement of the fair value estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation of the Hughes Asset Group. This included controls over the discount rate used in the discounted cash flow model. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate assumption used by management to estimate the fair value of the Hughes Asset Group by comparing it to an independently developed discount rate range using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

McLean, Virginia
March 30, 2026

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	As of December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$118,765	$204,198
Marketable investment securities	—	—
Trade accounts receivable and contract assets, net of allowance for credit losses of $17,559 and $11,314, respectively	311,723	275,247
Prepaids and other assets	62,018	63,684
Inventory	182,401	151,043
Other current assets	72,511	48,034
Total current assets	747,418	742,206

Noncurrent Assets:
Property and equipment, net	442,203	1,097,190
Operating lease assets	313,066	939,896
Regulatory authorizations, net	—	404,698
Intangible assets, net	4,118	11,082
Other investments	22,144	23,516
Deferred tax assets	220,589	7,017
Other noncurrent assets, net	247,704	245,772
Total noncurrent assets	1,249,824	2,729,171
Total assets	$1,997,242	$3,471,377

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$90,258	$99,519
Contract liabilities	76,580	81,558
Accrued interest	38,613	38,845
Accrued compensation	39,423	34,904
Accrued expenses	61,713	55,019
Operating lease liabilities	176,615	72,393
Other current liabilities	43,827	48,242
Current portion of debt and other notes payable (Note 9)	1,508,730	9,548
Total current liabilities	2,035,759	440,028

Long-Term Obligations, Net of Current Portion:
Long-term debt and other notes payable, net of current portion (Note 9)	27,129	1,533,717
Deferred tax liabilities, net	—	191,559
Operating lease liabilities, noncurrent	708,958	830,629
Other noncurrent liabilities	78,013	85,385
Total long-term obligations, net of current portion	814,100	2,641,290
Total liabilities	2,849,859	3,081,318

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both December 31, 2025 and 2024	—	—
Additional paid-in capital	1,504,364	1,487,758
Accumulated other comprehensive income (loss)	(168,706)	(190,810)
Accumulated earnings (deficit)	(2,232,193)	(958,518)
Total HSSC stockholder's equity (deficit)	(896,535)	338,430
Noncontrolling interests	43,918	51,629
Total stockholder's equity (deficit)	(852,617)	390,059
Total liabilities and stockholder's equity (deficit)	$1,997,242	$3,471,377

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$1,085,219	$1,210,840	$1,448,489
Equipment sales and other revenue	350,686	349,533	299,367
Total revenue	1,435,905	1,560,373	1,747,856

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	637,624	681,021	540,945
Cost of sales - equipment and other	316,475	307,742	239,336
Selling, general and administrative expenses	322,172	375,538	439,984
Depreciation and amortization	333,003	365,902	389,632
Impairments and other (Note 1)	1,422,982	—	532,940
Total costs and expenses	3,032,256	1,730,203	2,142,837

Operating income (loss)	(1,596,351)	(169,830)	(394,981)

Other Income (Expense):
Interest income	9,217	25,393	85,036
Interest expense, net of amounts capitalized (Note 2)	(102,218)	(98,802)	(89,569)
Other, net (Note 5)	6,906	(9,024)	(32,798)
Total other income (expense)	(86,095)	(82,433)	(37,331)

Income (loss) before income taxes	(1,682,446)	(252,263)	(432,312)
Income tax benefit (provision), net	398,940	34,153	(46,126)
Net income (loss)	(1,283,506)	(218,110)	(478,438)
Less: Net income (loss) attributable to noncontrolling interests	(9,831)	(8,707)	(16,569)
Net income (loss) attributable to HSSC	$(1,273,675)	$(209,403)	$(461,869)

Comprehensive Income (Loss):
Net income (loss)	$(1,283,506)	$(218,110)	$(478,438)
Other comprehensive income (loss):
Foreign currency translation adjustments	24,224	(45,589)	21,196
Unrealized gains (losses) on available-for-sale debt securities	(14)	182	(198)
Recognition of previously unrealized (gains) losses on available-for-sale debt securities included in net income (loss)	14	(207)	247
Other	—	—	98
Total other comprehensive income (loss), net of tax	24,224	(45,614)	21,343
Comprehensive income (loss):	(1,259,282)	(263,724)	(457,095)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7,711)	(16,002)	(12,919)
Comprehensive income (loss) attributable to HSSC	$(1,251,571)	$(247,722)	$(444,176)

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Earnings	Noncontrolling
	Capital	Income (Loss)	(Deficit)	Interests	Total
Balance, December 31, 2022	$1,479,857	$(170,184)	$741,754	$96,436	$2,147,863
Non-cash, stock-based compensation	4,207	—	—	—	4,207
Other comprehensive income (loss)	—	17,693	—	3,650	21,343
Deconsolidation of Hughes Systique Corporation	—	—	—	(15,448)	(15,448)
Net income (loss)	—	—	(461,869)	(16,569)	(478,438)
Other, net	—	—	—	(438)	(438)
Balance, December 31, 2023	$1,484,064	$(152,491)	$279,885	$67,631	$1,679,089
Non-cash, stock-based compensation	3,694	—	—	—	3,694
Other comprehensive income (loss)	—	(38,319)	—	(7,295)	(45,614)
Dividends to EchoStar Corporation	—	—	(1,029,000)	—	(1,029,000)
Net income (loss)	—	—	(209,403)	(8,707)	(218,110)
Other, net	—	—	—	—	—
Balance, December 31, 2024	$1,487,758	$(190,810)	$(958,518)	$51,629	$390,059
Non-cash, stock-based compensation	16,606	—	—	—	16,606
Other comprehensive income (loss)	—	22,104	—	2,120	24,224
Net income (loss)	—	—	(1,273,675)	(9,831)	(1,283,506)
Balance, December 31, 2025	$1,504,364	$(168,706)	$(2,232,193)	$43,918	$(852,617)

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(1,283,506)	$(218,110)	(478,438)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	333,003	365,902	389,632
Impairments and other (Note 1)	1,422,982	—	532,940
Realized and unrealized losses (gains) and impairments on investments and other	(14)	(204)	33,155
Non-cash, stock-based compensation	16,606	3,694	4,207
Deferred tax expense (benefit)	(404,779)	(60,766)	(36,697)
Equity in (earnings) losses of affiliates	(628)	5,121	4,264
Changes in allowance for credit losses	6,245	(9,086)	5,041
Foreign currency transaction losses (gains), net	(6,489)	3,901	(5,711)
Amortization of debt issuance costs	936	882	832
Noncurrent assets and noncurrent liabilities, net	(19,767)	25,660	99,030
Other, net	(28)	(939)	(21,354)
Changes in operating assets and operating liabilities, net:
Trade accounts receivable and contract assets, net	(40,021)	(39,677)	(7,464)
Other current assets	(54,660)	(59,455)	(28,638)
Trade accounts payable	(8,355)	10,183	(4,505)
Contract liabilities	(4,978)	(34,629)	(5,552)
Accrued expenses and other liabilities	100,244	(240,892)	(28,190)
Net cash flows from operating activities	56,791	(248,415)	452,552

Cash Flows From Investing Activities:
Purchases of marketable investment securities	(30,261)	—	(964,388)
Sales and maturities of marketable investment securities	30,305	414,323	1,373,313
Purchases of property and equipment (Note 7)	(114,431)	(205,330)	(190,129)
Expenditures for externally marketed software	(20,775)	(24,945)	(30,164)
Deconsolidation of Hughes Systique Corporation (Note 15)	—	—	(17,296)
Return of equity investment	—	20,000	—
Dividend received from unconsolidated affiliate	2,000	5,500	—
Other, net	(2,209)	—	—
Net cash flows from investing activities	(135,371)	209,548	171,336

Cash Flows From Financing Activities:
Payment of in-orbit incentive obligations	(6,143)	(1,480)	(3,889)
Dividends to EchoStar Corporation	—	(1,029,000)	—
Other, net	(2,096)	3,127	278
Net cash flows from financing activities	(8,239)	(1,027,353)	(3,611)

Effect of exchange rates on cash and cash equivalents	2,526	(5,708)	2,991

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(84,293)	(1,071,928)	623,268
Cash and cash equivalents, including restricted amounts, beginning of period (Note 5)	205,813	1,277,741	654,473
Cash and cash equivalents, including restricted amounts, end of period (Note 5)	$121,520	$205,813	1,277,741

The accompanying notes are an integral part of these consolidated financial statements.

F-8

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Business Activities

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

We manage our business activities on a consolidated basis and operate as a single operating segment: Hughes. See Note 13 for information regarding our segment reporting.

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged the EchoStar XXIV satellite to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers. We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. We currently lease all of the capacity of EchoStar XXIV from our parent EchoStar, effective December 31, 2023. As of December 31, 2025, we had 739,000 Broadband subscribers.

Recent Developments

FCC Review

In the third quarter of 2025, our parent, EchoStar resolved the review by the Federal Communications Commission (the “FCC”) into EchoStar’s compliance with its build-out milestones and other obligations regarding EchoStar’s federal spectrum licenses. EchoStar previously received a letter from the FCC on May 9, 2025, indicating that the FCC was beginning a review of their compliance with certain obligations to provide 5G broadband service and raising certain questions regarding the September 2024 buildout extension granted by the FCC and mobile-satellite service (“MSS”) utilization in the 2 GHz band (the “May 9 Letter”). EchoStar responded to the FCC’s subsequent public notices with filings on May 27, 2025 and June 6, 2025.

During the second quarter and the beginning of the third quarter of 2025, the potential ramifications of the FCC review to EchoStar’s business required them to, among other things, reevaluate the deployment of their resources and as a result, EchoStar elected not to make interest payments on a certain portion of their long-term senior notes on their respective scheduled due dates. EchoStar subsequently made such payments, including interest on the defaulted interest, within the applicable 30-day grace periods. See Note 10 in the

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Notes to EchoStar’s Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

The FCC review introduced the possibility of reversing prior FCC grants of authority to EchoStar. The FCC made it clear that it viewed EchoStar’s spectrum as being underutilized and deemed their continued ownership of such spectrum licenses inconsistent with the public interest, and that they must sell a material amount of spectrum licenses or face a wide-ranging license revocation. Accordingly, as a result of these unforeseeable actions by the FCC that were outside of EchoStar’s control, they entered into the AT&T Transactions, as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 and the SpaceX Transactions, as defined below, whereby EchoStar agreed to sell a material amount of their spectrum licenses for cash and an Amended Equity Amount, as defined below. In August 2025, following these transactions, EchoStar began the abandonment and decommission process for certain portions of their 5G Network as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025 that will not be utilized in their Hybrid MNO business as defined in EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, EchoStar believes the FCC’s actions and the resulting AT&T Transactions and SpaceX Transactions constitute one or more force majeure events under certain of their 5G Network-related contracts.

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

SpaceX License Purchase Agreement

On September 7, 2025, our parent, EchoStar, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, EchoStar, agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995–2000 (the “AWS-4 and H-Block Licenses” and such spectrum, the “Spectrum”) granted by the FCC, together with certain international authorizations, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred by EchoStar directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and EchoStar’s 6 3/4% Senior Secured

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash.

If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of December 31, 2025, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

The Spectrum Transfer Closing is expected to occur in the first half of 2026. The Spectrum Acquisition Closing is expected to occur on or about November 30, 2027, following the expiration of the make-whole period for the Seller Notes and the date on which the Convertible Notes due 2030 become eligible for redemption. If SpaceX elects to proceed with the Spectrum Acquisition Closing prior to November 30, 2027, SpaceX will be responsible for any additional amounts required to satisfy the Seller Notes, other than additional amounts payable as a result of a default under the Seller Notes.

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement. As of December 31, 2025, EchoStar has made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

The SpaceX License Purchase Agreement also provides for future long-term commercial agreements that will enable EchoStar to offer their Wireless subscribers access to SpaceX’s next-generation Starlink Direct to Cell text and voice and broadband services utilizing certain rights and licenses related to the Spectrum that are to be conveyed by EchoStar to SpaceX at the Spectrum Acquisition Closing. The commercial agreements will also provide for a fee-based referral program that lets us refer existing customers and new Starlink customers to SpaceX. As of December 31, 2025, EchoStar had begun to utilize certain of the rights conveyed under the SpaceX License Purchase Agreement. In addition, EchoStar also has begun performing installation and other services for new Starlink customers.

The description of the SpaceX License Purchase Agreement is not complete and is qualified in its entirety by reference to the License Purchase Agreement filed as an exhibit to EchoStar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Amended and Restated License Purchase Agreement

On November 5, 2025, our parent, EchoStar, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar, SpaceX and Trust.

Pursuant to the Amended and Restated SpaceX License Purchase Agreement, EchoStar and SpaceX have agreed to revise the terms of the previously announced transaction to include the transfer of up to an aggregate of 15 MHz of AWS spectrum in the frequency range of 1695–1710 MHz for each relevant license area (the “AWS-3 Licenses”) from EchoStar to SpaceX in exchange for additional consideration of $2.6 billion, all of which will be paid in SpaceX’s Class A Common Stock, valued at $212 per share. As a result of this change, the total consideration for the SpaceX Transactions has increased from $17 billion to approximately $20 billion, with up to $11 billion to be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Amended Equity Amount”).

Except as set forth above, the material terms of the Amended and Restated SpaceX License Purchase Agreement are substantially the same as the terms of the SpaceX License Purchase Agreement.

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ”). The SpaceX License Purchase Agreement also provides for specified termination rights.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025.

Future Capital Requirements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our cash and cash equivalents and marketable investment securities totaled $119 million as of December 31, 2025 (“Cash on Hand”). As reflected in the consolidated financial statements as of December 31, 2025, we have $1.536 billion of debt maturing in August 2026.

Because we do not currently have the necessary Cash on Hand and/or projected future cash flows or committed financing to fund our obligations, including our debt maturities, for at least twelve months from the issuance of these consolidated financial statements, substantial doubt exists about our ability to continue as a going concern. To address our capital needs, we are in active discussions with funding sources to raise additional capital and/or restructure our outstanding debt. We cannot provide assurances that we will be successful in obtaining such new financing and/or restructuring the existing debt obligations necessary for us to have sufficient liquidity. In addition, our parent, EchoStar, may or may not provide additional liquidity in the future necessary to meet our obligations as they come due. The consolidated financial statements do not

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Impairments and Other

For Accounting Policies see Note 2.

Impairment of Indefinite-Lived Intangible Assets

During the fourth quarter, we performed our annual impairment assessment of our indefinite-lived regulatory authorizations. We combine all of our indefinite-lived regulatory authorizations that we currently utilize or plan to utilize in the future into one unit of accounting for impairment testing (the “Hughes Licenses”).

Management performed a quantitative assessment to determine whether the fair value of the Hughes Licenses exceeded their aggregate carrying amount. The quantitative assessment consisted of an income approach, using a discounted cash flow model based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. Through this assessment, we concluded that the fair value was less than the carrying amount. As a result, we fully impaired the Hughes Licenses, resulting in a non-cash impairment charge of $400 million during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

Under the SpaceX Transactions, SpaceX has the sole option to acquire certain satellite assets and certain regulatory authorizations from us and our parent, EchoStar. During the third quarter this option was considered a triggering event and resulted in our review for impairment of certain of our international licenses and ground equipment necessary to operate our and our parent’s assets included in the SpaceX Transactions. Additionally, we and EchoStar are no longer pursuing a business plan to utilize those complementary assets and as such our assets have no future use. Management determined based on our undiscounted future net cash flows that the carrying amount of certain assets, individually or as part of an asset group were not recoverable. Management determined the fair value of certain assets or asset groups using the market approach. Due to the specialized use and company specific nature of each asset or asset group, management determined the fair values to be nominal, resulting in non-cash impairment charges of $11 million in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The Hughes Licenses, as defined above, are used in conjunction with an asset group comprised of the Hughes satellite fleet, ROU lease assets and certain other long-lived and finite-lived intangible assets, (the “Hughes Asset Group”). As a result, the impairment of the Hughes Licenses in the fourth quarter was considered a triggering event and resulted in our review of the Hughes Asset Group for impairment. Management determined, using undiscounted future net cash flows, that the carrying amount of the Hughes Asset Group is not recoverable. Management determined fair value of the Hughes Asset Group using the income approach, utilizing the discounted cash flows of the Hughes Asset Group, based upon several factors, including the discount rate, tax attributes and operating margins, which are all level 3 attributes within the fair value hierarchy. We concluded the carrying amount exceeded the fair value, and we partially impaired the Hughes Asset group, resulting in non-cash impairment charge of $1.012 billion during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss), which was allocated ratably to the various assets based on the carrying value of the assets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

“Impairments and other” recorded on our Consolidated Statements of Operations and Comprehensive Income (Loss) during the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Property and equipment, net	$491,124	$—	$—
Operating lease assets	518,182	—	—
Regulatory authorizations	404,867	—	—
Intangible assets, net	4,671	—	—
Exit and disposal costs (1)	4,138	—	—
Goodwill	—	—	532,940
Impairments and other	$1,422,982	$—	$532,940
(1)	Exit and disposal costs include, among other things, one-time employee termination benefits due to a reduction in work force.

2.Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include all balances and results of operations of HSSC and our consolidated subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and VIEs where we have been determined to be the primary beneficiary. Minority interests are recorded as noncontrolling interests or redeemable noncontrolling interests. Non-consolidated investments are accounted for using the equity method when we have the ability to significantly influence the operating decisions of the investee. When we do not have the ability to significantly influence the operating decisions of an investee, these equity securities are classified as either marketable investment securities or other investments, which will be initially recorded at cost, and based on observable market prices, will be adjusted to their fair value. We record fair value adjustments in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our parent, EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations or as part of an asset acquisition, fair value of exit or disposal cost obligations, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including amortization periods for deferred contract acquisition costs and relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, and incremental borrowing rate (“IBR”) on lease right of use assets, nonrefundable upfront

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

fees, independent third-party retailer incentives and subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

We consider all liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents as of December 31, 2025 and 2024 may consist of money market funds, government bonds, corporate notes and commercial paper. The amortized cost of these investments approximates their fair value.

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. As of December 31, 2025, our concentration of credit risk is approximately evenly spread across our portfolio of customers.

Marketable Investment Securities

All equity securities are carried at fair value, with changes in fair value recognized in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

All debt securities are classified as available-for-sale and are recorded at fair value. We report the temporary unrealized gains and losses related to changes in market conditions of marketable debt securities as a separate component of “Accumulated other comprehensive income (loss)” within “Stockholder’s Equity (Deficit),” net of related deferred income tax on our Consolidated Balance Sheets. The changes in the fair value of marketable debt securities, which are determined to be company specific credit losses are recorded in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Receivables and Related Allowance for Credit Losses

General Accounts Receivable

Trade accounts receivable represent our unconditional rights to consideration arising from our performance under our customer contracts and are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. We maintain allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

current expected credit loss impairment model. We estimate the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions and forecasts of future economic conditions. With respect to our current accounts receivable, we have elected to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Other Investments

Equity Method Investments

We use the equity method to account for investments when we have the ability to exercise significant influence on the operating decisions of the affiliate. Such investments are initially recorded at cost and subsequently adjusted for our proportionate share of the net earnings or loss of the investee, which is reported in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying amount of such investments includes a component of goodwill when the cost of our investment exceeds the fair value of the underlying identifiable assets and liabilities of the affiliate. Dividends received from these affiliates reduces the carrying amount of our investment.

Cost Method Investments

We generally measure investments in non-publicly traded equity instruments without a readily determinable fair value at cost adjusted for observable price changes in orderly transactions for the identical or similar securities of the same issuer and changes resulting from impairments, if any. Other equity instruments are measured to determine their value based on observable market information. When we adjust the carrying amount of an investment to its estimated fair value, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Debt Investments

We generally record our investments in non-publicly traded debt instruments without a readily determinable fair value at amortized cost. We recognize any discounts over the term of the loan in “Interest income” on the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, from time to time, some of our debt instruments have interest income that is paid-in-kind, which is added to the principal balance to determine the then current interest income. When we adjust the carrying amount of an investment, the gain or loss is recorded in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairment Considerations

We periodically evaluate all of our investments to determine whether events or changes in circumstances have occurred that may have a significant adverse effect on the fair value of the investment. We consider information if provided to us by our investees such as current financial statements, business plans, investment documentation, capitalization tables, liquidation waterfalls, litigation updates and board materials; and we may make additional inquiries of investee management.

Indicators of impairment may include, but are not limited to, unprofitable operations, material loss contingencies, changes in business strategy, changes in market trends or market conditions, changes in the investees’

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

enterprise value, regulatory matters and changes in the investees’ investment pricing. When we determine that one of our other investments is impaired, we reduce its carrying value to its estimated fair value and recognize the impairment loss in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative and/or Financial Liability Instruments

We may purchase and hold derivative and/or financial liability instruments for, among other reasons, strategic or speculative purposes. We record all derivative and/or financial liability instruments on our Consolidated Balance Sheets at fair value as either assets or liabilities. Changes in the fair values of derivative and/or financial liability instruments are recognized in our results of operations and included in “Other, net” within “Other Income (Expense)” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We have not designated any derivative financial instrument for hedge accounting.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset may not be recoverable if the carrying amount of the asset (or asset group) exceeds its undiscounted future net cash flows. When an asset fails the recoverability test, the actual impairment recognized is the difference between the carrying amount and the fair value as estimated using one of the following approaches: income, cost and/or market. In the event of an impairment, a loss is recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) based on the amount by which the carrying amount exceeds the fair value of the long-lived asset or asset group. Assets which are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair value, using the income approach, is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved for a market participant. Fair value, utilizing the cost approach, is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value, utilizing the market approach, is determined by estimating the amount that a market participant would receive when selling the asset.

Satellite Fleet

We currently evaluate our satellite fleet in conjunction with the Hughes Asset Group comprised of the ROU lease assets and certain other long-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the fourth quarter of 2025, a triggering event occurred and resulted in an impairment assessment, see Note 1 for further information. We will continue to monitor our satellite fleet for indicators of impairment. We do not believe any triggering event occurred which would have indicated impairment as of December 31, 2024 and 2023.

Finite-Lived Regulatory Authorizations

We have regulatory authorizations that are not related to the FCC and have determined that they have finite lives due to uncertainties about the ability to extend or renew their terms. Finite lived regulatory authorizations are amortized over their estimated useful lives on a straight-line basis. Renewal costs are usually capitalized when they are incurred. During the third quarter of 2025, a triggering event occurred and resulted in an impairment assessment, see Note 1 for further information. We do not believe any triggering event occurred which would have indicated impairment as of December 31, 2024 and 2023.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Finite-Lived Intangible Assets

Intangible assets include customer relationships, trademarks, and certain below market contracts. These assets are amortized over their respective useful lives. During the fourth quarter of 2025, a triggering event occurred and resulted in an impairment assessment, see Note 1 for further information. We do not believe any triggering event occurred which would have indicated impairment as of December 31, 2024 and 2023.

Indefinite-Lived Intangible Assets and Goodwill

We do not amortize indefinite-lived intangible assets, primarily consisting of FCC licenses, and goodwill but test these assets for impairment annually during the fourth quarter or more often if indicators of impairment arise. We have the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. However, we may elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test.

When a quantitative assessment is utilized, we can make our assessment by employing either the market approach or the income approach to determine whether the fair value of these licenses exceeds the carrying amount. The market approach assesses the value of our spectrum using benchmarks, based on market transactions, which may include spectrum auctions and secondary market transactions, such as acquisitions of spectrum or of businesses for which spectrum values can reliably be inferred. The income approach is appropriate when an indefinite-lived intangible assets value is primarily driven by its ability to generate future economic benefits assessed based on future cash flows.

Our intangible assets with indefinite lives primarily consist of FCC licenses and certain other contractual or regulatory rights to use spectrum at specified orbital locations. Generally, we have determined that our FCC licenses have indefinite useful lives due to, among other things, the following:

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

Hughes Segment Licenses

We combine all of our indefinite-lived Hughes segment licenses that we currently utilize or plan to utilize in the future into the appropriate unit of accounting. During the third quarter of 2025, a triggering event occurred and resulted in an impairment assessment. During the fourth quarter of 2025, we performed our annual impairment assessment. During the fourth quarter, we performed our annual impairment assessment of our indefinite-lived Hughes licenses. Through this assessment, we concluded that the fair value was less than the carrying amount. As a result, we fully impaired the Hughes Licenses, resulting in a non-cash impairment charge of $400 million during the year ended December 31, 2025 recorded in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

For 2024 and 2023, management performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Hughes segment licenses exceeds the carrying amount. In our assessment, we considered several factors, including, among others, overall financial performance, industry and market

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

considerations and relevant company specific events. In contemplating all factors in their totality, we concluded that it is more likely than not that the fair value of the Hughes segment licenses exceeds the carrying amount. As such, no further analysis was required.

Goodwill

When applicable, we perform our annual impairment assessment for goodwill and other indefinite-lived intangible assets each year during the fourth quarter or more frequently if events or changes in circumstances indicate an impairment may be possible. As of December 31, 2023, all goodwill was impaired.

For the year ended December 31, 2023, our assessment indicated the goodwill attributed to certain acquisitions was no longer supported based on the sustained decrease in our parent, EchoStar’s market capitalization. As such, we recorded a total noncash impairment charge equal to all of our goodwill of approximately $533 million in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Exit and Disposal Costs

Our exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs. The liability for exit and disposal costs is initially measured at fair value and we recognize the costs associated with an exit or disposal activity in the period in which the liability is incurred. The liability for our exit and disposal costs is included in “Accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets. Fair value is determined under the income approach primarily using the expected present value technique that utilizes the estimated future cash flows associated with the obligation, discounted at our credit-adjusted risk-free rate plus a risk premium. Any gains and losses resulting from the difference between the recorded liability and final settlement amounts will be recognized in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

The initial fair value of our exit and disposal obligations is categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Subsequent to the initial measurement, our exit and disposal cost liability is periodically adjusted for revisions in the estimated timing and amount of future cash flows. As of December 31, 2025, the liability for our exit and disposal costs was $2 million.

Capitalized Interest

We capitalize interest associated with the acquisition or construction of certain assets, including, among other things, build-out costs associated with our satellites. Capitalization of interest begins when, among other things, steps are taken to prepare the asset for its intended use and ceases when the asset is ready for its intended use or when substantially all activities related to the project are suspended.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis on our Consolidated Statements of Operations and Comprehensive Income (Loss). Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

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

As of December 31, 2025 and 2024, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Fair values for our publicly traded debt securities are based on quoted market prices, when available. The fair values of non-publicly traded debt are based on, among other things, available trade information, valuations performed by a third-party, and/or an analysis in which we evaluate market conditions, related securities, various public and private offerings, and other publicly available information. In performing this analysis, we make various assumptions regarding, among other things, credit spreads, and the impact of these factors on the value of the debt securities. The non-publicly traded debt is categorized within Level 3 of the fair value hierarchy. See Note 9 for the fair value of our debt.

Deferred Debt Issuance Costs and Debt Discounts

Costs of issuing debt, including premiums and discounts relative to par value, are generally deferred and amortized to “Interest expense, net of amounts capitalized” on our Consolidated Statements of Operations and Comprehensive Income (Loss) using the effective interest rate method over the terms of the respective notes. We report unamortized debt issuance costs as a reduction of the related long-term debt on our Consolidated Balance Sheets. See Note 9 for further information.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Governmental Funding

We participate or have participated in various United States federal and state programs, including, but not limited to, the Affordable Connectivity Program (“ACP”) under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers can receive a reimbursement for such discounts. The ACP program funding concluded on June 1, 2024. Governmental funding revenue is included in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but cash has not been received. These amounts are included in “Trade accounts receivable and contract assets, net” on our Consolidated Balance Sheets.

Contract Balances

The timing of revenue recognition generally differs from the timing of invoicing to customers. A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as trade accounts receivable when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include nonrefundable upfront fees, which are allocated to the identifiable performance obligations. Our satellite services subscribers are typically billed monthly, and the contract balances for those customers arise from the timing of the monthly billing cycle. Contract assets are included in “Trade accounts receivable and contract assets, net” and contract liabilities are included in “Contract liabilities” and “Other noncurrent liabilities” on our Consolidated Balance Sheets. Contract balances are amortized over the contract term. See Note 14 for further information, including balance and activity detail about our allowance for credit losses and deferred revenue related to contracts with subscribers.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Assets Recognized Related to the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs, including those with our independent third-party retailers, meet the requirements to be capitalized, and payments made under these programs are capitalized and amortized to expense over the estimated customer life or the contract term. These amounts are capitalized in “Prepaids and other assets” and “Other noncurrent assets, net” on our Consolidated Balance Sheets, and then amortized in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers, vehicles and other equipment. Substantially all of our leases have remaining lease terms from one to 12 years, with a weighted average of 5.6 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

We determine if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. Operating leases are included in “Operating lease assets,” “Operating lease liabilities,” and “Operating lease liabilities, noncurrent” on our Consolidated Balance Sheets. Finance leases are included in “Property and equipment, net,” “Current portion of debt and other notes payable” and “Long-term debt and other notes payable, net of current portion” on our Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 for further information on our lease expenses.

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

Operating lease revenue is generally recognized on a straight-line basis over the lease term. Sales-type lease revenue and a corresponding receivable generally are recognized at lease commencement based on the present value of the future lease payments and related interest income on the receivable is recognized over the lease term. Payments under sales-type leases are discounted using the interest rate implicit in the lease. We report revenue and periodic interest income from sales-type leases at the commencement date in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We report operating lease revenue in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Services

“Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally consists of costs of satellite capacity and services, hub infrastructure, customer care, wireline and wireless capacity and direct labor costs associated with the services provided and is generally charged to expense as incurred.

Cost of Sales – Equipment and Other

“Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss) principally consists of inventory costs, including freight and royalties, and is generally recognized at the point in time control of the equipment is passed to the customer and related revenue is recognized.

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled $31 million, $43 million and $56 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are included in “Cost of

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs totaled $42 million, $60 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Foreign Currency

The functional currency for certain of our foreign operations is determined to be the local currency. Accordingly, we translate assets and liabilities of these foreign entities from their local currencies to U.S. dollars using period-end exchange rates and translate income and expense accounts at monthly average rates. The resulting translation adjustments are reported in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Except in certain uncommon circumstances, we have not recorded deferred income taxes related to our foreign currency translation adjustments.

Gains and losses resulting from the re-measurement of transactions denominated in foreign currencies are recognized in “Other, net” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Comprehensive Income (Loss)

The amounts reclassified to net income (loss) related to unrealized gain (loss) on available-for-sale securities are included in Gains (losses) on investments, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

New Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses. In November, 2024 the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our consolidated financial statements, related disclosures and control environment.

Intangibles – Goodwill and Other – Internal-Use Software. In September, 2025 the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the references to the sequential software development stages from the guidance in Subtopic 350-40. Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our consolidated financial statements, related disclosures and control environment.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 8 for supplemental cash flow and non-cash data related to leases.

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for interest (including capitalized interest)	$96,231	$97,306	$98,642
Cash paid for income taxes, net of (refunds) (1)	5,825	202,993	4,902
Total capitalized interest	—	—	10,115
Accrued capital expenditures	3,532	4,992	15,439
(1)	Amount paid for income taxes generally were remitted to our parent, EchoStar. See Note 15, for additional details on this related party transaction.

Capitalized Software Costs

The following tables present the activity related to our capitalized software cost which is included in “Other noncurrent assets, net” on our Consolidated Balance Sheets:

	As of December 31,
	2025	2024

	(In thousands)
Net carrying amount of externally marketed software	$94,548	$109,103
Externally marketed software under development and not yet placed into service	$17,583	$19,275

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Capitalized costs related to development of externally marketed software	$20,998	$24,945	$30,164
Amortization expense relating to externally marketed software	$35,576	$32,792	$29,370
Weighted-average useful life (in years)	3.0

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

4.	Other Comprehensive Income (Loss)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” and excludes noncontrolling interest:

	For the Years Ended December 31,
	2025			''	2024			2023
	Before	Tax	Net		Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax		Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount		Amount	Benefit	Amount	Amount	Benefit	Amount

	(In thousands)
Foreign currency translation adjustments	$22,104	$—	$22,104		$(38,294)	$—	$(38,294)	$17,546	$—	$17,546
Unrealized holding gains (losses) on available-for-sale securities	(14)	—	(14)		143	39	182	(220)	22	(198)
Recognition of previously unrealized (gains) losses on available-for-sale securities included in net income (loss)	14	—	14		(207)	—	(207)	247	—	247
Other	—	—	—		—	—	—	98	—	98
Other comprehensive income (loss)	$22,104	$—	$22,104		$(38,358)	$39	$(38,319)	$17,671	$22	$17,693

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax and excludes noncontrolling interest:

	Foreign	Unrealized/
	Currency	Recognized
	Translation	Gains
Accumulated Other Comprehensive Income (Loss)	Adjustment	(Losses)	Other	Total

	(In thousands)
Balance, December 31, 2023	$(152,568)	$77	$—	$(152,491)
Foreign currency translation adjustments	(38,294)	—	—	(38,294)
Other comprehensive income (loss) before reclassification	—	182	—	182
Amounts reclassified to net income (loss)	—	(207)	—	(207)
Balance, December 31, 2024	$(190,862)	$52	$—	$(190,810)
Foreign currency translation adjustments	22,104	—	—	22,104
Other comprehensive income (loss) before reclassification	—	(14)	—	(14)
Amounts reclassified to net income (loss)	—	14	—	14
Balance, December 31, 2025	$(168,758)	$52	$—	$(168,706)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

5.Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Marketable investment securities:
Current marketable investment securities:
Corporate bonds	$—	$—
Commercial paper	—	—
Other debt securities	—	—
Total current marketable investment securities	—	—

Restricted cash and cash equivalents (1)	2,755	1,615

Other investments
Equity method investments	10,866	12,238
Other investments	11,278	11,278
Total other investments	22,144	23,516

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$24,899	$25,131
(1)	Restricted cash and cash equivalents are included in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Fair Value Measurements

The following table presents our marketable investment securities categorized by the fair value hierarchy, certain of which have historically experienced volatility:

	As of December 31,
	2025						2024
	Level 1	__	Level 2	__	Total	__	Level 1	__	Level 2	__	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$105,037		$—		$105,037		$115,409		$—		$115,409
Cash equivalents	4,097		12,386		16,483		1,819		88,585		90,404
Total	$109,134		$12,386		$121,520		$117,228		$88,585		$205,813

As of December 31, 2025 and December 31, 2024, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Years Ended December 31,
Other, net:	2025	2024	2023

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$14	$204	$245
Equity in earnings (losses) of affiliates	628	(5,121)	(4,264)
Foreign currency transaction gains (losses)	6,489	(3,901)	5,711
Other-than temporary impairment losses on equity method investments	—	—	(33,400)
Other	(225)	(206)	(1,090)
Total	$6,906	$(9,024)	$(32,798)

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.Inventory

Inventory consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
Raw Materials	$34,231	$30,594
Work-in-process	37,938	30,302
Finished goods	110,232	90,147
Total inventory	$182,401	$151,043

7.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable
	Life			As of December 31,
	(In Years)			2025	2024

				(In thousands)
Equipment leased to customers (1)	2	-	4	$84,497	$865,003
Satellites (1)(2)(3)	5	-	15	132,631	1,210,437
Satellites acquired under finance lease agreements (1)		15		77,116	344,972
Furniture, fixtures, equipment and other (1)	1	-	12	71,537	682,614
Software and computer equipment (1)	2	-	5	34,556	300,255
Buildings and improvements (1)	1	-	30	34,604	129,779
Land		-		13,598	13,460
Construction in progress		-		2,511	7,980
Total property and equipment				451,050	3,554,500
Accumulated depreciation (1)				(8,847)	(2,457,310)
Property and equipment, net (4)				$442,203	$1,097,190
(1)	This change primarily resulted from the non-cash impairment of long-lived assets. See Note 1 for further information.
(2)	All commercial traffic on the EchoStar IX satellite has been transferred to other satellites in our fleet and the EchoStar IX satellite is no longer in service. The disposal process for the EchoStar IX satellite was completed in the third quarter of 2025.
(3)	As of June 2025, all commercial traffic on the Al Yah 3 satellite had been transferred to other satellites in our fleet and the Al Yah 3 satellite is no longer operational nor in service.
(4)	As of December 31, 2025 and December 31, 2024, there were no refunds and other receipts of purchases of property and equipment.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Equipment leased to customers	$110,391	$114,143	$168,656
Satellites	93,571	105,139	105,717
Buildings, furniture, fixtures, equipment and other	63,288	83,683	53,445
Software and computer equipment	27,410	25,963	28,359
Intangible assets and other amortization expense	38,343	36,974	33,455
Total depreciation and amortization	$333,003	$365,902	$389,632

Satellites

As of December 31, 2025, our satellite fleet consisted of six satellites in geosynchronous orbit, approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which we lease from our parent, EchoStar which is accounted for as an operating lease.

As of December 31, 2025, our satellite fleet in service consisted of the following:

		Degree	Lease
		Orbital	Termination
Satellites	Launch Date	Location	Date
Owned:
EchoStar XVII (1)	July 2012	107	N/A
EchoStar XIX (1)	December 2016	97.1	N/A

Finance leases:
Eutelsat 65 West A (1)	March 2016	65	July 2031
Telesat T19V (1)	July 2018	63	August 2033
EchoStar 105/SES‑11 (1)	October 2017	105	November 2030

Operating leases:
EchoStar XXIV (1)	July 2023	95.2	December 2030
(1)	As of December 31, 2025, we impaired these satellites and wrote down the carrying value of the satellites to their estimated fair value. See Note 1 for further information.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Satellite-Related Commitments

As of December 31, 2025 and December 31, 2024 our satellite-related commitments, excluding in-orbit incentives, were $37 million and $43 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position.

There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. See Note 2 for further information on evaluation of impairment. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the year ended December 31, 2025.

We generally do not carry commercial in-orbit insurance on any of the satellites that we own and therefore, we will bear the risk associated with any uninsured in-orbit satellite failures. Pursuant to the terms of our joint venture agreement with Al Yah Satellite Communications Company PrJSC (“Yahsat”) in Brazil in 2019, we are required to maintain insurance for the Al Yah 3 Brazilian payload during the commercial in-orbit service of such payload, subject to certain limitations on coverage. The insurance policies were procured by Yahsat, under which we and Yahsat are the beneficiaries of any claims in proportion to their shareholdings. An insurance claim was submitted in the second quarter of 2023 for compensation with respect to the reduction in estimated useful life of the Al Yah 3 satellite. During the year ended December 31, 2025, we received $5 million in proceeds from the insurance carrier. We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Fair Value of In-Orbit Incentives

As of December 31, 2025 and December 31, 2024, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $35 million and $41 million, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Intangible Assets

As of December 31, 2025 and 2024, our identifiable intangibles, including intangibles subject to amortization, consisted of the following:

	As of December 31,
	2025		2024
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization

	(In thousands)
Customer relationships (1)	$—	$—	$274,155	$(272,602)
Patents (1)	—	—	51,400	(51,400)
Trademarks and licenses (1)	4,118	—	29,700	(20,171)
Total	$4,118	$—	$355,255	$(344,173)
(1)	As of December 31, 2025, we impaired these intangibles and wrote down the carrying value of the intangibles to their estimated fair value. See Note 1 for further information.

These identifiable intangibles are included in “Intangible assets, net” on our Consolidated Balance Sheets. Amortization of these intangible assets is recorded on a straight-line basis over an average finite useful life primarily ranging from approximately 5 to 20 years. Amortization was $2 million, $2 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future Amortization

Estimated future amortization of our identifiable intangible assets as of December 31, 2025 is as follows:

For the Years Ending December 31,	Total
(In thousands)
2026	$1,018
2027	723
2028	696
2029	696
2030	696
Thereafter	289
Total	$4,118

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and is not subject to amortization but is subject to impairment testing annually or whenever indicators of impairment arise.

During the year ended December 31, 2023 we recorded a noncash impairment charge for goodwill of $533 million in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 2 for further information. The non-recurring measurement of fair value of goodwill is classified as Level 3 in the fair value hierarchy. As of December 31, 2025 and 2024, we have zero goodwill recorded on our Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Regulatory Authorizations

As of December 31, 2025 and 2024, our Regulatory Authorizations with indefinite lives consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
95 W	$—	$200,000
107 W	—	200,000
Total	$—	$400,000
(1)	During the year ended December 31, 2025, we recorded a noncash impairment charge for Regulatory Authorizations in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 for further information.

As of December 31, 2025 and 2024, our Regulatory Authorizations with finite lives consisted of the following:

	As of December 31,
	2025		2024
	Finite Lived Assets	Accumulated Amortization	Finite Lived Assets	Accumulated Amortization

	(In thousands)
Total	$—	$—	$10,295	$(5,597)
(1)	During the year ended December 31, 2025, we recorded a noncash impairment charge for finite lived intangible assets in “Impairments and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 for further information.

These identifiable intangibles are included in “Regulatory authorizations, net” on our Consolidated Balance Sheets. Amortization of these intangible assets was recorded on a straight-line basis over an average finite useful life of 11 years. Amortization was less than $1 million, $2 million and $2 million for the years ended December 31, 2025, 2024 and 2023 respectively. Foreign currency translation adjustments were gains of gains of less than $1 million, gains of $1 million and losses of less than $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 12 years with a weighted average remaining lease term of 5.6 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 15 for further details on the EchoStar XXIV operating lease.

The following table presents the components of lease expense, weighted-average lease terms and discount rates for operating and finance leases:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease cost:
Operating lease cost	$26,560	$24,845	$30,299
Operating lease cost - EchoStar XXIV	190,699	190,699	—
Total operating lease cost	217,259	215,544	30,299

Finance lease cost:
Amortization of right-of-use assets	23,611	23,863	27,682
Interest on lease liabilities	—	—	—
Total finance lease cost	23,611	23,863	27,682
Total lease costs	$240,870	$239,407	$57,981

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126,104	$273,300	$22,981
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	—	—	—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,009	$229	$902,981
Finance leases	—	—	—

Refer to Note 15 for further details on EchoStar XXIV operating lease.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the amounts for ROU assets and lease liabilities:

	As of December 31,
	2025	2024

	(In thousands)
Right-of-use assets:
Operating (1)	$313,066	$939,896
Finance (1)	77,116	183,391
Total right-of-use assets	$390,182	$1,123,287

Lease liabilities:
Current:
Operating	$176,615	$72,393
Finance	—	—
Total current	176,615	72,393
Noncurrent:
Operating	708,958	830,629
Finance	—	—
Total noncurrent	708,958	830,629
Total lease liabilities	$885,573	$903,022

Weighted Average Remaining Lease Term:
Finance leases	0.0 years	0.0 years
Operating leases	5.6 years	6.6 years

Weighted Average Discount Rate:
Finance leases	0.0%	0.0%
Operating leases	12.0%	12.0%
(1)	During the fourth quarter of 2025, a triggering event occurred and resulted in a non-cash impairment of certain finance lease and operating lease assets. See Note 1 for further information.

As of December 31, 2025 and 2024 we have prepaid our obligations regarding all of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of zero and $162 million as of December 31, 2025 and 2024, respectively.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Maturities of lease liabilities as of December 31, 2025 were as follows:

For the Years Ending December 31,	Total
(In thousands)
2026	$217,159
2027	215,647
2028	213,364
2029	212,239
2030	194,079
Thereafter	78,769
Total lease payments	1,131,257
Less: Imputed interest	(245,684)
Total	885,573
Less: Current portion	(176,615)
Long-term portion of lease obligations	$708,958

Lessor Accounting

We lease satellite capacity, communications equipment and real estate to certain of our customers. The following table presents our lease revenue by type of lease:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Sales-type lease revenue:
Revenue at lease commencement	$5,098	$8,517	$11,429
Interest income	1,605	2,030	2,002
Total sales-type lease revenue	6,703	10,547	13,431
Operating lease revenue	15,733	14,734	47,051
Total lease revenue (1)	$22,436	$25,281	$60,482
(1)	The reduction in total lease revenue for the years ended December 31, 2025 and 2024 relates to the loss of a single significant customer.

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $20 million and $26 million as of December 31, 2025 and 2024, respectively.

The following table presents future operating lease payments to be received as of December 31, 2025:

For the Years Ending December 31,	Total
(In thousands)
2026	$10,392
2027	6,567
2028	4,205
2029	3,215
2030	1,991
Thereafter	292
Total lease payments to be received	$26,662

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.Long-Term Debt and Other Notes Payable

The following table summarizes the carrying amount and fair value of our debt facilities as of December 31, 2025:

	As of December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/4% Senior Secured Notes due 2026 (1) (2)	$750,000	$723,090	$750,000	$686,475
6 5/8% Senior Notes due 2026 (2)	750,000	691,313	750,000	595,725
Other notes payable	36,431	36,431	44,774	44,774
Subtotal	1,536,431	$1,450,834	1,544,774	$1,326,974
Unamortized deferred financing costs and other debt discounts, net	(572)		(1,509)
Total	1,535,859		1,543,265
Less: current portion	(1,508,730)		(9,548)
Total debt and other notes payable, net of current portion	$27,129		$1,533,717
(1)	During the year ended December 31, 2025, our parent, EchoStar, purchased approximately $123 million of our 5 1/4% Senior Secured Notes due 2026 in open market trades. The repurchase is held at EchoStar.
(2)	These notes have been reclassified to “Current portion of debt and other notes payable” on our Consolidated Balance Sheets as of December 31, 2025.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the income tax rate reconciliation and additional disclosures about income taxes paid. The new accounting guidance requires entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. We adopted this accounting guidance on December 31, 2025, and applied it prospectively in our consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the United States. The OBBBA includes changes to certain U.S. federal income tax provisions, including the restoration of 100% bonus depreciation on certain assets and modifications to the limitation on business interest expense and the treatment of research and experimental expenditures. We evaluated the impact of the OBBBA in accordance with ASC 740, Income Taxes. The enactment did not have a material impact on our income tax expense, effective tax rate, or cash taxes for the year ended December 31, 2025, and we do not expect the OBBBA to

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

result in a material rate benefit in future periods. However, certain provisions of the OBBBA resulted in additional deductible interest expense and changes to the amortization of research and experimental expenditures, which increased our U.S. federal net operating loss carryforwards as of December 31, 2025. The related deferred tax effects have been reflected in our consolidated financial statements.

HSSC and its domestic subsidiaries join with EchoStar in filing U.S. consolidated federal income tax returns and, in some states, combined or consolidated returns. The income taxes of domestic and foreign subsidiaries not included in the United States tax group are presented in our consolidated financial statements on a separate return basis for each tax paying entity.

The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 - Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses.

As of December 31, 2025, we had foreign net operating loss carryforwards (“NOLs”) of $515 million and $164 million of related taxes which are partially offset by valuation allowances.

As of December 31, 2025 we had $84 million of NOLs for federal income tax purposes. In addition, there are $5 million of tax benefits related to credit carryforwards which are fully offset by a valuation allowance.

The components of the (benefit from) provision for income taxes were as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Income (loss) before income taxes:
US	$(1,610,838)	$(195,554)	$(307,822)
Foreign	(71,608)	(56,709)	(124,490)
Total Income (loss) before income taxes:	$(1,682,446)	$(252,263)	$(432,312)

Current provision (benefit):
Federal	$6,155	$22,075	$64,692
State	(6,916)	(2,363)	12,736
Foreign	6,600	6,901	5,395
Total current (benefit) provision	$5,839	$26,613	$82,823

Deferred provision (benefit):
Federal	$(338,317)	$(49,802)	$(25,322)
State	(63,495)	(11,470)	(10,065)
Foreign	(2,967)	506	(1,310)
Total deferred provision (benefit)	(404,779)	(60,766)	(36,697)
Total provision (benefit)	$(398,940)	$(34,153)	$46,126

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As described above, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	For the Year Ended
	December 31, 2025
	(In thousands)	% of pre-tax income/(loss)
Pretax book income (loss) at US federal statutory tax rate	$(353,314)	21.0
State and local income taxes, net of federal income tax effect	(55,624)	3.3
Foreign rate difference/other	17,356	(1.0)
Changes in valuation allowances	614	(0.0)
Nontaxable or nondeductible items	(2,509)	0.1
Changes in unrecognized tax benefits	(609)	0.0
Other adjustments	(4,854)	0.3
Total income tax provision (benefit)	$(398,940)	23.7

The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Alabama, California, Colorado, Illinois, Michigan, Minnesota, New York and Wisconsin.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective rate for years prior to the adoption of ASU 2023-09:

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Statutory rate	$(52,975)	$(90,786)
State income taxes, net of federal provision (benefit)	(10,927)	(4)
Permanent differences	(716)	(728)
Impairments	—	108,734
Tax credits, including withholding tax	1,064	(4,196)
Valuation allowance	25,967	45,043
Rates different than statutory	(5,945)	(16,041)
Uncertain Tax Positions	7,413	—
Other	1,966	4,104
Total income tax provision (benefit), net	$(34,153)	$46,126

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Net operating losses, credit and other carryforwards	$208,326	$152,355
Property and equipment, regulatory authorizations, and other intangibles	41,367	—
Lease liabilities	213,800	127,023
Other investments	34,723	32,953
Accrued expenses	55,049	48,121
Non-cash, stock-based compensation	3,599	5,779
Other assets	1,638	36,361
Total deferred tax assets	558,502	402,592
Valuation allowance	(234,152)	(193,118)
Deferred tax assets after valuation allowance	$324,350	$209,474

Deferred tax liabilities:
Property and equipment, regulatory authorizations, and other intangibles	$—	$(201,701)
ROU assets	(78,763)	(170,554)
Other liabilities	(24,998)	(21,761)
Total deferred tax liabilities	(103,761)	(394,016)
Net deferred tax asset (liability) (1)	$220,589	$(184,542)
(1)	In 2024, certain foreign deferred tax assets are presented as part of “Deferred tax assets” on our Consolidated Balance Sheets and our deferred tax liabilities related to all other jurisdictions are reported separately as “Deferred tax liabilities, net” on our Consolidated Balance Sheets.

Overall, our net deferred tax assets were offset by a valuation allowance of $234 million and $193 million as of December 31, 2025 and 2024, respectively. The change in the valuation allowance relates to an increase in the net operating loss carryforwards for certain foreign subsidiaries and the impact of increases in foreign exchange rates. As of December 31, 2025, we had undistributed earnings attributable to foreign subsidiaries for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. It is not practicable to determine the amount of the unrecognized deferred tax liability at this time.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The components of total cash paid for income taxes, net of (refunds) were as follows:

For the Year Ended
December 31, 2025
(In thousands)
Federal (national)	$—

State and local:
AL	15
CA	13
DE	(23)
IN	(108)
PA	(117)
Other	1
Total state and local	(219)

Foreign:
India	1,084
Chile	316
Colombia	568
Germany	2,160
Brazil	1,552
Other	364
Total foreign	6,044
Total cash paid for income taxes, net of (refunds)	$5,825

Accounting for Uncertainty in Income Taxes

In addition to filing federal income tax returns, we and one or more of our subsidiaries file income tax returns in all states that impose an income tax. We are subject to United States federal, state and local income tax examinations by tax authorities for the years as early as tax year 2008. We are currently under a federal income tax examination for years 2008 through 2011, 2013 through 2016 and 2021 through 2022. We also file income tax returns in the United Kingdom, Germany, Brazil, India and a number of other foreign jurisdictions. We generally are open to income tax examination in these foreign jurisdictions for taxable years beginning in 2004.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in “Other noncurrent liabilities” on our Consolidated Balance Sheets was as follows:

	For the Years Ended December 31,
Unrecognized tax benefit	2025	2024	2023

	(In thousands)
Balance, beginning of period	$16,372	$10,321	$7,172
Additions based on tax positions related to the current year	1,524	6,051	—
Additions based on tax positions reclassified from HSSC to EchoStar	—	—	3,149
Balance, end of period	$17,896	$16,372	$10,321

As of December 31, 2025, 2024 and 2023 we had $18 million, $16 million and $10 million of unrecognized income tax benefits, all of which, if recognized, would affect our effective tax rate.

For the years ended December 31, 2025, 2024 and 2023, our income tax provision included an insignificant amount of interest and penalties.

11.	Employee Benefit Plans

Employee Stock Purchase Plan

Our employees may participate in the EchoStar employee stock purchase plan (the “ESPP”), in which our parent, EchoStar is authorized to issue up to 8.0 million shares of its Class A common stock. At December 31, 2025, EchoStar had 3.2 million shares of Class A common stock which remain available for issuance under the ESPP. Substantially all full-time employees who have been employed by us for at least one calendar quarter are eligible to participate in the ESPP. Employee stock purchases are made through payroll deductions. Under the terms of the ESPP, employees may not deduct an amount which would permit such employee to purchase our capital stock under all of our stock purchase plans at a rate which would exceed $25,000 in fair value of capital stock in any one year. The purchase price of the stock is 85% of the closing price of the Class A common stock on the last business day of each calendar quarter in which such shares of Class A common stock are deemed sold to an employee under the ESPP and such shares must be held for a minimum of 180 days from the purchase date.

401(k) Employee Savings Plans

Our parent, EchoStar sponsors a 401(k) Employee Savings Plan (the “EchoStar 401(k) Plan”) for eligible employees. Voluntary employee contributions to the EchoStar 401(k) Plan may be matched 50% by EchoStar, subject to a maximum annual contribution of $5,000 per employee participating in the EchoStar 401(k) Plan. Forfeitures of unvested participant balances which are retained by the 401(k) Plan may be used to fund matching and plan expenses. Our Board of Directors may also authorize an annual discretionary contribution to the 401(k) plan, subject to the maximum deductible limit provided by the Internal Revenue Code of 1986, as amended. These contributions may be made in cash or in our stock.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the expense associated with our matching contributions and discretionary contributions:

	For the Years Ended December 31,
Expense Recognized Related to the EchoStar 401(k) Plan	2025	2024	2023

	(In thousands)
Matching contributions, net of forfeitures	$4,962	$5,534	$5,847
Discretionary stock contributions (1)	$5,333	$(2,415)	$5,491
(1)	The amount accrued in 2023 was not paid in 2024, therefore the accrual was reversed.

12.	Commitments and Contingencies

Commitments

The following table summarizes our contractual obligations as of December 31, 2025:

	Payments Due in the Years Ending December 31,
	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Long-term debt obligations (1)	$1,536,431	$1,508,730	$8,734	$2,795	$3,219	$3,666	$9,287
Interest expense on long-term debt	97,012	91,473	1,699	1,164	995	795	886
Satellite-related commitments (2)	37,195	14,017	6,051	4,222	3,175	3,175	6,555
Operating lease obligations (3)	1,131,257	217,159	215,647	213,364	212,239	194,079	78,769
Total (4)(5)	$2,801,895	$1,831,379	$232,131	$221,545	$219,628	$201,715	$95,497
(1)	Assumes all long-term debt is outstanding until scheduled maturity.
(2)	Includes payments pursuant to: i) regulatory authorizations, ii) non-lease costs associated with our finance lease satellites and iii) commitments for satellite service arrangements.
(3)	Operating leases consist primarily of leases for the EchoStar XXIV satellite, office space, data centers and satellite-related ground infrastructure.
(4)	The table excludes amounts related to deferred tax liabilities, unrecognized tax positions and certain other amounts recorded in our noncurrent liabilities as the timing of any payments is uncertain.
(5)	The table excludes long-term deferred revenue and other long-term liabilities that do not require future cash payments.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

On September 1, 2020, the Supreme Court issued a judgment permitting a 10-year payment schedule. Under this payment schedule, HCIPL is required to make an annual payment every March 31, through 2031. Following the Supreme Court of India’s October 2019 judgment, HCIPL made payments during the first quarter of 2020, and additional payments on each March 31 thereafter. As of December 31, 2025, the gross amount of fees, penalties and interest owed was approximately $91 million with $46 million remaining outstanding as a result of historical payments.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the components of the accrual:

	As of December 31,
	2025	2024

	(In thousands)
Additional license fees	$3,156	$3,314
Penalties	3,240	3,402
Interest on license fees and penalties	84,190	84,643
Less: Payments	(44,559)	(36,929)
Total accrual	46,027	54,430
Less: Current portion (1)	9,390	9,860
Total long-term accrual (2)(3)	$36,637	$44,570
(1)	The current portion of the accrual is included in “Accrued expenses” on our Consolidated Balance Sheets.
(2)	The long-term portion of the accrual is included in “Other noncurrent liabilities” on our Consolidated Balance Sheets.
(3)	The amount owed must be paid in Indian Rupees.

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025. HTB has filed a new motion for clarification.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

NewSpace India Limited

In October 2025, NewSpace India Limited (“NSIL”) sued our wholly-owned subsidiary Hughes Communications India Private Limited (“HCIPL”), claiming that HCIPL unlawfully terminated the parties’ agreement for HCIPL to take capacity on the GSAT 20 satellite. HCIPL had terminated the parties’ agreement on December 6, 2024, citing, among other reasons, NSIL’s failure to meet the contractual provision for a timely launch. NSIL seeks a declaration that HCIPL’s termination was premature and void, a temporary and permanent injunction restraining HCIPL from terminating or breaching the agreement, and damages of approximately 10.6 billion Indian Rupees (USD $117 million).

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

13.Segment Reporting

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	For the Years Ended December 31,
Hughes	2025	2024	2023

	(In thousands)
Revenue
Service revenue	$1,085,219	$1,210,840	$1,448,489
Equipment sales and other revenue	350,686	349,533	299,367
Total revenue	1,435,905	1,560,373	1,747,856

Operating Expenses
Cost of services:
Connectivity services (1)	388,391	370,473	178,295
Other (2)	249,233	310,548	362,650
Total cost of services	637,624	681,021	540,945
Cost of sales - equipment and other	316,475	307,742	239,336
Selling, general and administrative expenses:
Subscriber acquisition costs	166,253	181,657	223,508
Selling, general and administrative expenses	155,919	193,881	216,476
Total selling, general and administrative expenses	322,172	375,538	439,984

Impairments and other (Note 1)	1,422,982	—	532,940

OIBDA (3)	(1,263,348)	196,072	(5,349)

Depreciation and amortization	333,003	365,902	389,632
Total costs and expenses	3,032,256	1,730,203	2,142,837

Operating income (loss)	$(1,596,351)	$(169,830)	$(394,981)

Interest income	9,217	25,393	85,036
Interest expense, net of amounts capitalized	(102,218)	(98,802)	(89,569)
Other, net	6,906	(9,024)	(32,798)
Total other income (expense)	(86,095)	(82,433)	(37,331)

Income (loss) before income taxes	(1,682,446)	(252,263)	(432,312)
Income tax benefit (provision), net	398,940	34,153	(46,126)
Net income (loss)	$(1,283,506)	$(218,110)	$(478,438)

Purchases of property and equipment, net of refunds	$114,431	$205,330	$190,129
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The following table summarizes revenue by geographic market:

	For the Years Ended December 31,
Revenue:	2025	2024	2023

	(In thousands)
North America	$1,146,197	$1,239,679	$1,398,123
South and Central America	133,490	147,694	159,520
Other	156,218	173,000	190,213
Total revenue	$1,435,905	$1,560,373	1,747,856

The following table summarizes long-lived assets by geographic market:

	As of December 31,
Long-lived assets:	2025	2024

	(In thousands)
North America	$716,631	$2,342,387
South and Central America	30,826	74,365
Other	7,812	25,032
Total long-lived assets	$755,269	$2,441,784

14.	Revenue Recognition

Contract Balances

Our allowance for credit losses for trade accounts receivable were as follows:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of period	$11,314	$20,399	$15,358
Current period provision for expected credit losses	21,073	25,653	34,085
Write-offs charged against allowance	(14,877)	(34,193)	(29,371)
Foreign currency translation	49	(545)	327
Balance, end of period	$17,559	$11,314	$20,399

As of December 31, 2025, accounts receivable balances for certain customers in Mexico and Brazil have been fully reserved in “Other noncurrent assets, net” in the amount of $17 million.

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

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service or equipment. Contract liabilities are recognized as revenue when the service or equipment has been provided to the customer. Contract liabilities are recorded in “Contract liabilities” and “Other noncurrent liabilities” on our Consolidated Balance Sheets.

The following table summarizes our contract asset and liability balances:

	As of December 31,
	2025	2024

	(In thousands)
Contract assets	$138,541	$108,007

Contract liabilities
Current	$76,580	$81,558
Noncurrent	350	1,068
Total contract liabilities	$76,930	$82,626

Our beginning of period contract liability recorded as customer contract revenue during 2025 was $64 million.

Performance Obligations

As of December 31, 2025, the remaining performance obligations for our customer contracts was approximately $1.4 billion. Performance obligations expected to be satisfied within one year and greater than one year are 28% and 72%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of period	$57,337	$49,343	$64,447
Additions	31,730	47,883	44,459
Amortization expense	(40,082)	(38,290)	(60,512)
Foreign currency translation	826	(1,599)	949
Balance, end of period	$49,811	$57,337	$49,343

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Disaggregation of Revenue

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services. Substantially all of our revenue is related to our Hughes segment:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Service revenue:
Services	$1,069,486	$1,196,394	$1,401,438
Lease revenue	15,733	14,446	47,051
Total service revenue	1,085,219	1,210,840	1,448,489
Equipment sales and other revenue:
Equipment sales	182,564	205,178	140,429
Design, development and construction services	161,419	133,520	145,507
Lease revenue	6,703	10,835	13,431
Total equipment and other revenue	350,686	349,533	299,367
Total revenue	$1,435,905	$1,560,373	1,747,856

15.	Related Party Transactions

Related Party Transactions with EchoStar, our Parent, and its subsidiaries.

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of December 31, 2025 and 2024, trade accounts receivable from EchoStar was $57 million and $23 million, respectively. These amounts are recorded in “Other current assets” on our Consolidated Balance Sheets.

“Noncurrent receivables”

As of December 31, 2025 and 2024, noncurrent receivables from EchoStar was $94 million and $83 million, respectively. These amounts are recorded in “Other noncurrent assets, net” on our Consolidated Balance Sheets.

“Trade accounts payable”

As of December 31, 2025 and 2024, trade accounts payable to EchoStar was $36 million and $41 million, respectively. These amounts are recorded in “Trade accounts payable” and “Other current liabilities” on our Consolidated Balance Sheets.

“Noncurrent payables”

As of December 31, 2025 and 2024, noncurrent payables to EchoStar was $28 million and $26 million, respectively. These amounts are recorded in “Other noncurrent liabilities” on our Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

“Current operating lease liabilities”

As of December 31, 2025 and 2024, current operating lease liabilities to EchoStar was $159 million and $56 million, respectively. These amounts are recorded in “Operating lease liabilities” on our Consolidated Balance Sheets and relate to the lease of the EchoStar XXIV satellite.

“Noncurrent operating lease liabilities”

As of December 31, 2025 and 2024, noncurrent operating lease liabilities to EchoStar was $587 million and $695 million, respectively. These amounts are recorded in “Operating lease liabilities, noncurrent” on our Consolidated Balance Sheets.

“Service revenue”

During the years ended December 31, 2025, 2024 and 2023 we received $11 million, $14 million and $17 million, respectively, for the services provided to EchoStar. These amounts are recorded in “Service revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

EchoStar Mobile Limited Service Agreements. We provide services and lease equipment to support the business of EchoStar Mobile Limited, a subsidiary of EchoStar that is licensed by the EU to provide mobile satellite services and complementary ground component services covering the entire EU using S-Band spectrum. Additionally, we have converted the receivables for certain of these services into loans, bearing an annual interest rate of 5%. These loans are included within “Other noncurrent assets, net” on our Consolidated Balance Sheets.

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

“Equipment sales and other revenue”

During the years ended December 31, 2025, 2024 and 2023, we received $3 million, less than a million and less than a million respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

“Cost of services”

During the years ended December 31, 2025, 2024 and 2023, we incurred $196 million, $196 million, and $9 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

EchoStar XXIV Satellite Lease. Effective December 2023, we lease all of the capacity of the EchoStar XXIV satellite under an operating lease from EchoStar for a term of seven years for a monthly lease charge of approximately $16 million. We prepaid $185 million in lease obligations under the agreement during the year ended December 31, 2024. The prepayments resulted in the lease liability and associated asset being remeasured. The prepayment ended in March 2025 with regular payments continuing in April 2025. During the first quarter of 2026, we entered into secured and unsecured loan agreements for approximately $51 million

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

with EchoStar to finance certain historical amounts owed, including related interest, in connection with our EchoStar XXIV lease payments. This amount will be reclassified from “Operating lease liabilities” on our Consolidated Balance Sheets and will be reflected as a note payable in our first quarter filing.

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which EchoStar provides TT&C services to us for an initial term that ended in September 2021, (the “MTA TT&C Agreement”). In September 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for us to renew for three one-year renewal terms ending in September 2025 Effective September 2025, the MTA TT&C Agreement was extended on a month-to-month basis. In December 2025, the MTA TT&C Agreement was amended and automatically renews for successive one year terms unless either party gives written notice of its intent not to renew to the other party at least 90 days before the expiration of the then-current term.

“Cost of sales – equipment and other”

During the years ended December 31, 2025, 2024 and 2023, we incurred $2 million, $2 million, and $2 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During the years ended December 31, 2025, 2024 and 2023, we incurred $1 million, $2 million, and less than $1 million, respectively, for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

Shared Corporate Services. We and EchoStar, including EchoStar’s other subsidiaries, have agreed that we shall each have the right, but not the obligation, to receive from the other certain shared corporate services, including among other things: treasury, tax, accounting and reporting, risk management, cybersecurity, legal,

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

For the years ended December 31, 2025, 2024 and 2023, we incurred sales incentives and other costs under the MSA totaling $2 million, $5 million, and $2 million, respectively. These costs are capitalized and amortized to expense over the estimated customer life or the contract term. See Note 2 “Assets Recognized Related to the Costs to Obtain a Contract with a Customer” for further information. During the years ended December 31, 2025, 2024 and 2023, the amounts amortized to expense were $2 million, $1 million, and $2 million, respectively. These costs are expensed in “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The table below summarizes our transactions with Deluxe:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue from Deluxe	$5,223	$6,002	$5,794

	As of December 31,
	2025	2024

	(In thousands)
Trade accounts receivable from Deluxe	$2,504	$992

During the years ended December 31, 2025 and 2024, we received dividends from Deluxe of $2 million and $6 million, respectively.

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 and Al Yah 3 Ka-band satellites. The Al Yah 3 Ka-band satellite is no longer in service.

The table below summarizes our transactions with BCS:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue from BCS	$3,055	$3,329	$3,426

	As of December 31,
	2025	2024

	(In thousands)
Trade accounts receivable from BCS	$942	$2,572

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Hughes Systique Corporation

We hold certain equity in Hughes Systique Corporation (“Hughes Systique”) and contract with Hughes Systique for software development services. Prior to December 31, 2023, consolidated Hughes Systique’s financial statements into our Consolidated Financial Statements. As of December 31, 2023, we have deconsolidated the Hughes Systique results from our Consolidated Financial Statements and recorded the investment as a cost method investment in “Other investments” on our Consolidated Balance Sheets.

The table below summarizes our transactions with Hughes Systique:

	For the Years Ended December 31,
	2025	2024	2023

	(In thousands)
Purchases from Hughes Systique	$16,188	$17,528	$19,597

	As of December 31,
	2025	2024

	(In thousands)
Amounts payable to Hughes Systique	$1,497	$1,466