Form 10-Q
period 2026-03-31
Hughes Satellite Systems Corp
filed 2026-05-13
CIK 1533758

8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026.

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

As of April 30, 2026, the registrant’s outstanding common stock consisted of 1,078 shares of common stock, $0.01 par value per share.

The Registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

*The Registrant currently is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and is filing this Quarterly Report on Form 10-Q on a voluntary basis. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during such period.

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

iii

Item 1. FINANCIAL STATEMENTS

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$101,628	$118,765
Trade accounts receivable and contract assets, net of allowance for credit losses of $14,843 and $17,559, respectively	286,730	311,723
Prepaids and other assets	65,479	62,018
Inventory	186,180	182,401
Other current assets	63,694	72,511
Total current assets	703,711	747,418

Noncurrent Assets:
Property and equipment, net	420,660	442,203
Operating lease assets	298,062	313,066
Intangible assets, net	3,833	4,118
Other investments	19,439	22,144
Deferred tax assets	220,776	220,589
Other noncurrent assets, net	237,139	247,704
Total noncurrent assets	1,199,909	1,249,824
Total assets	$1,903,620	$1,997,242

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Trade accounts payable	$93,652	$90,258
Contract liabilities	65,855	76,580
Accrued interest	20,476	38,613
Accrued compensation	26,165	39,423
Accrued expenses	61,632	61,713
Operating lease liabilities	180,054	176,615
Other current liabilities	36,187	43,827
Current portion of debt and other notes payable (Note 8)	1,510,174	1,508,730
Total current liabilities	1,994,195	2,035,759

Long-Term Obligations, Net of Current Portion:
Long-term debt and other notes payable, net of current portion (Note 8)	23,390	27,129
Operating lease liabilities, noncurrent	675,763	708,958
Other noncurrent liabilities	66,783	78,013
Total long-term obligations, net of current portion	765,936	814,100
Total liabilities	2,760,131	2,849,859

Commitments and Contingencies (Note 9)

Stockholder's Equity (Deficit):
Common stock, $0.01 par value, 1,000,000 shares authorized, 1,078 shares issued and outstanding at both March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,507,278	1,504,364
Accumulated other comprehensive income (loss)	(168,129)	(168,706)
Accumulated earnings (deficit)	(2,239,502)	(2,232,193)
Total HSSC stockholder's equity (deficit)	(900,353)	(896,535)
Noncontrolling interests	43,842	43,918
Total stockholder's equity (deficit)	(856,511)	(852,617)
Total liabilities and stockholder's equity (deficit)	$1,903,620	$1,997,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue:
Service revenue	$249,491	$277,701
Equipment sales and other revenue	75,423	88,363
Total revenue	324,914	366,064

Costs and Expenses (exclusive of depreciation and amortization):
Cost of services	134,795	159,069
Cost of sales - equipment and other	70,790	81,586
Selling, general and administrative expenses	59,153	81,795
Depreciation and amortization	43,315	83,801
Impairments and other	—	—
Total costs and expenses	308,053	406,251

Operating income (loss)	16,861	(40,187)

Other Income (Expense):
Interest income	1,689	2,500
Interest expense, net of amounts capitalized	(26,365)	(25,659)
Other, net (Note 4)	1,352	1,750
Total other income (expense)	(23,324)	(21,409)

Income (loss) before income taxes	(6,463)	(61,596)
Income tax (provision) benefit, net	(1,216)	12,556
Net income (loss)	(7,679)	(49,040)
Less: Net income (loss) attributable to noncontrolling interests	(370)	(645)
Net income (loss) attributable to HSSC	$(7,309)	$(48,395)

Comprehensive Income (Loss):
Net income (loss)	$(7,679)	$(49,040)
Other comprehensive income (loss):
Foreign currency translation adjustments	871	12,439
Unrealized holding gains (losses) on available-for-sale debt securities	—	(4)
Recognition of previously unrealized (gains) losses on available-for-sale debt securities included in net income (loss)	—	3
Total other comprehensive income (loss), net of tax	871	12,438
Comprehensive income (loss):	(6,808)	(36,602)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(76)	1,156
Comprehensive income (loss) attributable to HSSC	$(6,732)	$(37,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(In thousands)

(Unaudited)

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Earnings	Noncontrolling
	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2024	$1,487,758	$(190,810)	$(958,518)	$51,629	$390,059
Non-cash, stock-based compensation	2,961	—	—	—	2,961
Other comprehensive income (loss)	—	10,637	—	1,801	12,438
Net income (loss)	—	—	(48,395)	(645)	(49,040)
Balance, March 31, 2025	$1,490,719	$(180,173)	$(1,006,913)	$52,785	$356,418

		Accumulated
	Additional	Other	Accumulated
	Paid-In	Comprehensive	Earnings	Noncontrolling
	Capital	Income (Loss)	(Losses)	Interests	Total
Balance, December 31, 2025	$1,504,364	$(168,706)	$(2,232,193)	$43,918	$(852,617)
Non-cash, stock-based compensation	2,914	—	—	—	2,914
Other comprehensive income (loss)	—	577	—	294	871
Net income (loss)	—	—	(7,309)	(370)	(7,679)
Balance, March 31, 2026	$1,507,278	$(168,129)	$(2,239,502)	$43,842	$(856,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES SATELLITE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(7,679)	$(49,040)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	43,315	83,801
Realized and unrealized losses (gains) and impairments on investments and other	—	(3)
Non-cash, stock-based compensation	2,914	2,961
Deferred tax expense (benefit)	(1,561)	(25,251)
Equity in (earnings) losses of affiliates	(389)	403
Changes in allowance for credit losses	(2,716)	1,112
Foreign currency transaction losses (gains), net	(1,088)	(2,135)
Amortization of debt issuance costs	243	229
Noncurrent assets and noncurrent liabilities, net	(3,090)	(21,768)
Other, net	—	(195)
Changes in operating assets and operating liabilities, net:
Trade accounts receivable and contract assets, net	27,833	(9,500)
Other current assets	(811)	(3,695)
Trade accounts payable	4,551	(715)
Contract liabilities	(10,725)	10,145
Accrued expenses and other liabilities	(51,796)	17,415
Net cash flows from operating activities	(999)	3,764

Cash Flows From Investing Activities:
Purchases of marketable investment securities	—	(21,269)
Sales and maturities of marketable investment securities	—	2,000
Purchases of property and equipment (Note 6)	(11,610)	(31,648)
Expenditures for externally marketed software	(3,953)	(5,752)
Dividend received from unconsolidated affiliate	2,002	1,000
Other, net	17	(184)
Net cash flows from investing activities	(13,544)	(55,853)

Cash Flows From Financing Activities:
Payment of in-orbit incentive obligations	(3,343)	(2,781)
Other, net	883	4,453
Net cash flows from financing activities	(2,460)	1,672

Effect of exchange rates on cash and cash equivalents	(228)	1,701

Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	(17,231)	(48,716)
Cash and cash equivalents, including restricted amounts, beginning of period (Note 4)	121,520	205,813
Cash and cash equivalents, including restricted amounts, end of period (Note 4)	$104,289	$157,097

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged our satellite fleet to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

We offer a robust suite of integrated, multi-transport solutions to enable airline and airline service providers to deliver reliable in-flight network connectivity serving both commercial and business aviation. Revenue in our satellite services business depends largely on our ability to make continuous use of our available satellite capacity on behalf of existing customers and our ability to enter into commercial relationships with new customers. As of March 31, 2026, we had 681,000 Broadband subscribers.

Recent Developments

SpaceX License Purchase Agreement

On September 7, 2025, our parent, EchoStar, Space Exploration Technologies Corp., a Texas corporation (“SpaceX”), and Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”), entered into a License Purchase Agreement (the “SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Initial SpaceX Transactions”).

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, EchoStar agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995– 2000 (the “AWS-4 and H-Block Licenses” and such spectrum, “the Spectrum”) granted by the FCC, together with certain international authorizations which we own, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets, some of which we own, will be transferred by EchoStar directly to SpaceX at the Spectrum Acquisition

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and EchoStar’s 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total Consideration Amount. As of March 31, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

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

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement. As of March 31, 2026, EchoStar has made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

Amended and Restated License Purchase Agreement

On November 5, 2025, our parent, EchoStar, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar, SpaceX and Trust.

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

Our cash and cash equivalents and marketable investment securities totaled $102 million as of March 31, 2026 (“Cash on Hand”). As reflected in the condensed consolidated financial statements as of March 31, 2026, we have $1.5 billion of debt maturing in August 2026.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements prepared under GAAP. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

December 31, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

We consolidate all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities (“VIEs”) where we have been determined to be the primary beneficiary. The portion of equity in a subsidiary not attributable, directly or indirectly, to us is recorded as noncontrolling interests or redeemable noncontrolling interests.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are based on historical experience, observable market inputs, and other reasonable assumptions in accounting for, among other things, allowances for credit losses, self-insurance obligations, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of financial instruments, fair value of options granted under our parent, EchoStar’s stock-based compensation plans, fair value of assets and liabilities acquired in business combinations or as part of an asset acquisition, fair value of exit or disposal cost obligations, timing and amount of asset retirement obligations, inputs or outputs used to recognize revenue over time, including the relative standalone selling prices of performance obligations, finance leases, asset impairments, estimates of future cash flows used to evaluate and recognize impairments, useful lives of property, equipment and intangible assets, incremental borrowing rate (“IBR”) on lease right of use assets, estimates of the timing of future cash flows used to pay principal on certain debt obligations, estimated credit risk underlying installment receivables, nonrefundable upfront fees, independent third-party retailer incentives and subscriber lives and likelihood of certain contingent events. Economic conditions may increase the inherent uncertainty in the estimates and assumptions indicated above. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Concentration of Credit Risk

Cash and cash equivalents are maintained with several financial institutions domestically and internationally. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with investment-grade credit ratings. We routinely assess the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. As of March 31, 2026, our concentration of credit risk is approximately evenly spread across our portfolio of customers.

Exit and Disposal Costs

Our exit and disposal costs include, among other things, one-time employee termination benefits, costs to terminate contracts that are not a lease and other exit and disposal costs. The liability for exit and disposal

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

costs is initially measured at fair value and we recognize the costs associated with an exit or disposal activity in the period in which the liability is incurred. The liability for our exit and disposal costs is included in “Accrued expenses” and “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets. Fair value is determined under the income approach primarily using the expected present value technique that utilizes the estimated future cash flows associated with the obligation, discounted at our credit-adjusted risk-free rate plus a risk premium. Any gains and losses resulting from the difference between the recorded liability and final settlement amounts will be recognized in “Impairments and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The initial fair value of our exit and disposal obligations is categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Subsequent to the initial measurement, our exit and disposal cost liability is periodically adjusted for revisions in the estimated timing and amount of future cash flows. As of March 31, 2026, the liability for our exit and disposal costs was $2 million.

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

As of March 31, 2026 and December 31, 2025, the carrying amount for cash and cash equivalents, trade accounts receivable (net of allowance for credit losses) and current liabilities (excluding the “Current portion of debt and other notes payable”) was equal to or approximated fair value due to their short-term nature or proximity to current market rates.

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

Advertising Costs

We recognize advertising expense when incurred as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expenses totaled less than $1 million and $10 million for the three months ended March 31, 2026 and 2025, respectively.

Research and Development

Research and development costs, not incurred in connection with customer requirements, are expensed as incurred and are included as a component of “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, customer-related research and development costs are incurred in connection with the specific requirements of a customer’s order; in such instances, the amounts for these customer funded development efforts are included in “Cost of sales  – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Total research and development costs totaled $10 million and $11 million for the three months ended March 31, 2026 and 2025, respectively.

New Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which will enhance financial statement reporting by providing additional information about specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2024-03 will have on our condensed consolidated financial statements, related disclosures and control environment.

Intangibles – Goodwill and Other – Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes the references to the sequential software development stages from the guidance in Subtopic 350-40. Upon the adoption of ASU 2025-06, an entity is required to start capitalizing software costs when both of the following occur: (1) management has

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2025-06 will have on our condensed consolidated financial statements, related disclosures and control environment.

3.	Supplemental Data - Statements of Cash Flows

The following table presents certain supplemental cash flow and other non-cash data. See Note 7 for supplemental cash flow and non-cash data related to leases.

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Cash paid for interest (including capitalized interest)	$49,711	$51,691
Cash paid for income taxes, net of (refunds) (1)	2,220	921
Accrued capital expenditures	2,287	4,377
(1)	Amount paid for income taxes are generally remitted to our parent, EchoStar. See Note 12 for additional details on this related party transaction.

4.	Marketable Investment Securities, Restricted Cash and Cash Equivalents, and Other Investments

Our marketable investment securities, restricted cash and cash equivalents, and other investments consisted of the following:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Restricted cash and cash equivalents (1)	2,661	2,755

Other investments
Equity method investments	8,161	10,866
Other investments	11,278	11,278
Total other investments	19,439	22,144

Total marketable investment securities, restricted cash and cash equivalents, and other investments	$22,100	$24,899
(1)	Restricted cash and cash equivalents are included in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

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

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of Broadband Connectivity Solutions (Restricted) Limited (together with its subsidiaries, “BCS”), a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 satellite.

Fair Value Measurements

Our investments measured at fair value on a recurring basis were as follows:

	As of
	March 31, 2026					--	December 31, 2025
	Level 1	__	Level 2	__	Total	__	Level 1	__	Level 2	__	Total

	(In thousands)
Cash and cash equivalents (including restricted):
Cash	$94,259		$—		$94,259		$105,037		$—		$105,037
Cash equivalents	2,982		7,048		10,030		4,097		12,386		16,483
Total	$97,241		$7,048		$104,289		$109,134		$12,386		$121,520

As of March 31, 2026 and December 31, 2025, we did not have any investments that were categorized within, or transferred into or out of, Level 3 of the fair value hierarchy.

Gains and Losses on Sales and Changes in Carrying Amounts of Investments and Other

“Other, net” within “Other Income (Expense)” included on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	For the Three Months Ended
	March 31,
Other, net:	2026	2025

	(In thousands)
Marketable and non-marketable investment securities - realized and unrealized gains (losses)	$—	$3
Equity in earnings (losses) of affiliates	389	(403)
Foreign currency transaction gains (losses)	1,088	2,135
Other	(125)	15
Total	$1,352	$1,750

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

5.	Inventory

Inventory consisted of the following:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Raw materials	$34,129	$34,231
Work-in-process	41,063	37,938
Finished goods	110,988	110,232
Total inventory	$186,180	$182,401

6.	Property and Equipment and Intangible Assets

Property and Equipment

Property and equipment consisted of the following:

	Depreciable			As of
	Life			March 31,	December 31,
	(In Years)			2026	2025

				(In thousands)
Equipment leased to customers	2	-	4	$89,695	$84,497
Satellites	5	-	15	132,631	132,631
Satellites acquired under finance lease agreements		15		78,068	77,116
Furniture, fixtures, equipment and other	1	-	12	80,672	71,537
Software and computer equipment	2	-	5	29,429	34,556
Buildings and improvements	1	-	30	34,585	34,604
Land		-		13,554	13,598
Construction in progress		-		4,007	2,511
Total property and equipment				462,641	451,050
Accumulated depreciation				(41,981)	(8,847)
Property and equipment, net				$420,660	$442,203

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Equipment leased to customers (1)	$12,460	$27,148
Satellites (1)	11,046	23,322
Buildings, furniture, fixtures, equipment and other (1)	6,686	16,856
Software and computer equipment (1)	3,054	6,920
Intangible assets and other amortization expense	10,069	9,555
Total depreciation and amortization	$43,315	$83,801

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

(1)	This change primarily resulted from the non-cash impairment of long-lived assets during the third and fourth quarters of 2025. For further information on our impairments, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cost of sales and operating expense categories included in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) do not include depreciation and amortization expense related to satellites, equipment leased to customers, and amortization of development costs of externally marketed software.

Satellites

As of March 31, 2026, our satellite fleet consisted of six satellites in geosynchronous orbit approximately 22,300 miles above the equator, two of which we own and depreciate over their estimated useful life. We also lease four satellites, three of which are accounted for as finance leases and are depreciated over their economic life and one of which we lease from our parent, EchoStar which is accounted for as an operating lease.

As of March 31, 2026, our satellite fleet in service consisted of the following:

		Degree	Lease
		Orbital	Termination
Satellites	Launch Date	Location	Date
Owned:
EchoStar XVII	July 2012	107	N/A
EchoStar XIX	December 2016	97.1	N/A

Finance leases:
Eutelsat 65 West A	March 2016	65	July 2031
Telesat T19V	July 2018	63	August 2033
EchoStar 105/SES‑11	October 2017	105	November 2031

Operating leases:
EchoStar XXIV	July 2023	95.2	December 2030

Satellite-Related Commitments

As of March 31, 2026 and December 31, 2025 our satellite-related commitments, excluding in-orbit incentives, were $33 million and $37 million, respectively. These include payments pursuant to regulatory authorizations, non-lease costs associated with our finance lease satellites, and commitments for satellite service arrangements.

In certain circumstances, the dates on which we are obligated to pay our contractual obligations could change.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites or our operating results or financial position.

There can be no assurance that future anomalies will not impact the remaining useful life and/or commercial operation of any of the owned and leased satellites in our fleet. There can be no assurance that we can recover critical transmission capacity in the event one or more of our owned or leased in-orbit satellites were to fail. We are not aware of any anomalies with respect to our owned or leased satellites that have had any such significant adverse effect during the three months ended March 31, 2026.

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

Fair Value of In-Orbit Incentives

As of March 31, 2026 and December 31, 2025, the fair values of our in-orbit incentive obligations approximated their carrying amounts of $32 million and $35 million, respectively.

7.	Leases

Lessee Accounting

We enter into non-cancelable operating and finance leases for, among other things, satellites, satellite-related ground infrastructure, data centers, office space, warehouses and distribution centers. Substantially all of our leases have remaining lease terms from one to 12 years, with a weighted average remaining lease term of 5.4 years, some of which include renewal options, and some of which include options to terminate the leases within one year. For certain arrangements, the lease term includes the non-cancelable period plus the renewal period that we are reasonably certain to exercise.

Our Eutelsat 65 West A, Telesat T19V and EchoStar 105/SES-11 satellites are accounted for as finance leases. Substantially all of our remaining leases are accounted for as operating leases, including our EchoStar XXIV satellite lease. Refer to Note 12 for further details on the EchoStar XXIV operating lease.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Operating lease cost:
Operating lease cost	$4,855	$6,572
Operating lease cost - EchoStar XXIV	34,481	47,675
Total operating lease cost	39,336	54,247

Finance lease cost:
Amortization of right-of-use assets	2,806	5,832
Interest on lease liabilities	—	—
Total finance lease cost	2,806	5,832
Total lease costs	$42,142	$60,079

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,150	$10,450

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$464

Refer to Note 12 for further details on EchoStar XXIV operating lease.

The following table presents the amounts for ROU assets, lease liabilities, weighted-average lease terms and discount rates for operating and finance leases:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Right-of-use assets:
Operating	$298,062	$313,066
Finance	75,251	77,116
Total right-of-use assets	$373,313	$390,182

Lease liabilities:
Current:
Operating	$180,054	$176,615
Finance	—	—
Total current	180,054	176,615
Noncurrent:
Operating	675,763	708,958
Finance	—	—
Total noncurrent	675,763	708,958
Total lease liabilities	$855,817	$885,573

Weighted Average Remaining Lease Term:
Finance leases	0.0 years	0.0 years
Operating leases	5.4 years	5.6 years

Weighted Average Discount Rate:
Finance leases	0.0%	0.0%
Operating leases	11.9%	12.0%

As of March 31, 2026 and December 31, 2025, we have prepaid our obligations regarding all of our finance ROU assets. Finance lease assets are reported net of accumulated amortization of $3 million and zero as of March 31, 2026 and December 31, 2025, respectively. Certain of our finance leases are subject to fluctuations in exchange rates.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Maturities of lease liabilities as of March 31, 2026 were as follows:

For the Years Ending December 31,	Total
(In thousands)
2026 (remaining nine months)	$210,816
2027	215,695
2028	213,403
2029	212,242
2030	194,076
Thereafter	78,785
Total lease payments	1,125,017
Less: Imputed interest	(269,200)
Total	855,817
Less: Current portion	(180,054)
Long-term portion of lease obligations	$675,763

Lessor Accounting

We lease satellite capacity and communications equipment to certain of our customers. The following table presents our lease revenue by type of lease:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Sales-type lease revenue:
Revenue at lease commencement	$457	$1,783
Interest income	304	414
Total sales-type lease revenue	761	2,197
Operating lease revenue	3,909	2,487
Total lease revenue	$4,670	$4,684

Substantially all of our net investment in sales-type leases consisted of lease receivables totaling $18 million and $20 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents future operating lease payments to be received as of March 31, 2026:

For the Years Ending December 31,	Total
(In thousands)
2026 (remaining nine months)	$11,347
2027	7,456
2028	4,238
2029	3,262
2030	2,033
Thereafter	355
Total lease payments to be received	$28,691

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

8.	Long-Term Debt and Other Notes Payable

Fair Value of our Debt

The following table summarizes the carrying amount and fair value of our debt facilities as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
5 1/4% Senior Secured Notes due 2026	$750,000	$680,610	$750,000	$723,090
6 5/8% Senior Notes due 2026	750,000	555,000	750,000	691,313
Other notes payable	33,893	33,893	36,431	36,431
Subtotal	1,533,893	$1,269,503	1,536,431	$1,450,834
Unamortized deferred financing costs and other debt discounts, net	(329)		(572)
Total	1,533,564		1,535,859
Less: current portion	(1,510,174)		(1,508,730)
Total debt and other notes payable, net of current portion	$23,390		$27,129

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

In June 2022, a judicial expert determined that HTB’s interpretation of the exemption was correct. Nonetheless, in July 2023, the Court entered judgment against HTB, and in October 2023, rejected HTB’s request for clarification. In November 2023, HTB filed an appeal to the Court of Justice, but on February 25, 2025, the Court of Justice ruled against HTB. On March 14, 2025, HTB filed a motion seeking clarification, but that motion was denied on October 24, 2025. HTB has filed a new motion for clarification. HTB is finalizing an agreement with the Treasury under which it will have up to 48 months to pay approximately 44 million Brazilian Reals (USD $8.2 million) to the State Treasury of São Paolo, of which 75% may be satisfied with “precatórios,” which are court ordered obligations issued by the Brazilian government (federal, state or municipal) that are officially recognized and tradeable instruments.

We intend to vigorously defend this case. We cannot predict with any degree of certainty the outcome of the suit.

NewSpace India Limited

In October 2025, NewSpace India Limited (“NSIL”) sued our majority-owned subsidiary Hughes Communications India Private Limited (“HCIPL”), claiming that HCIPL unlawfully terminated the parties’ agreement for HCIPL to take capacity on the GSAT 20 satellite. HCIPL had terminated the parties’ agreement on December 6, 2024, citing, among other reasons, NSIL’s failure to meet the contractual provision for a timely launch. NSIL seeks a declaration that HCIPL’s termination was premature and void, a temporary and permanent injunction restraining HCIPL from terminating or breaching the agreement, and damages of approximately 10.6 billion Indian Rupees (USD $117 million). The Court entered an ex parte interim injunction requiring HCIPL to maintain assets equal to the amount at issue.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

	For the Three Months Ended
	March 31,
Hughes	2026	2025

	(In thousands)
Revenue
Service revenue	$249,491	$277,701
Equipment sales and other revenue	75,423	88,363
Total revenue	324,914	366,064

Operating Expenses
Cost of services:
Connectivity services (1)	78,114	96,752
Other (2)	56,681	62,317
Total cost of services	134,795	159,069
Cost of sales - equipment and other	70,790	81,586
Selling, general and administrative expenses:
Subscriber acquisition costs	27,992	44,519
Selling, general and administrative expenses	31,161	37,276
Total selling, general and administrative expenses	59,153	81,795

OIBDA (3)	60,176	43,614

Depreciation and amortization	43,315	83,801
Total costs and expenses	308,053	406,251

Operating income (loss)	$16,861	$(40,187)

Interest income	1,689	2,500
Interest expense, net of amounts capitalized	(26,365)	(25,659)
Other, net	1,352	1,750
Total other income (expense)	(23,324)	(21,409)

Income (loss) before income taxes	(6,463)	(61,596)
Income tax (provision) benefit, net	(1,216)	12,556
Net income (loss)	$(7,679)	$(49,040)

Purchases of property and equipment, net of refunds	$(11,610)	$(31,648)
(1)	“Connectivity services” is the cost to deliver our services and products to customers, which includes, among other things, satellite and transmission and other related costs.
(2)	“Other” primarily consists of variable costs including call center, manufacturing, dealer incentive, bad debt, billing and other variable costs, as well as costs to retain our subscribers.
(3)	OIBDA is a non-GAAP measure and does not purport to be an alternative to operating income (loss) as a measure of operating performance. We believe this measure is useful to management, investors and other users of our financial information in evaluating operating profitability on a more variable cost basis as it excludes depreciation and amortization expenses related primarily to capital expenditures and acquisitions, as well as in evaluating operating performance in relation to our competitors.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

11.	Revenue Recognition

Contract Balances

The following table presents the activity in our allowance for credit losses:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Balance, beginning of period	$17,559	$11,314
Current period provision for expected credit losses	1,044	4,893
Write-offs charged against allowance	(3,914)	(3,897)
Foreign currency translation	154	116
Balance, end of period	$14,843	$12,426

As of March 31, 2026, accounts receivable balances for certain customers in Mexico and Brazil have been fully reserved in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets in the amount of $19 million.

Contract assets arise when we recognize revenue for providing service or equipment in advance of billing our customers. Our contract assets typically relate to our long-term contracts where we recognize revenue using the cost-based input method and the revenue recognized exceeds the amount billed to the customer.

Our contract assets also include receivables related to sales-type leases recognized over the lease term as the customer is billed. Contract assets are amortized as the customer is billed for services. Contract assets are recorded in “Trade accounts receivable and contract assets, net” on our Condensed Consolidated Balance Sheets.

Contract liabilities arise when we bill our customers and receive consideration in advance of providing the service or equipment. Contract liabilities are recognized as revenue when the service or equipment has been provided to the customer. Contract liabilities are recorded in “Contract liabilities” and “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.

The following table summarizes our contract asset and liability balances:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Contract assets	$112,589	$138,541

Contract liabilities
Current	$65,855	$76,580
Noncurrent	316	350
Total contract liabilities	$66,171	$76,930

Our beginning of period contract liability recorded as customer contract revenue during 2026 was $43 million.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Performance Obligations

As of March 31, 2026, the remaining performance obligations for our customer contracts was approximately $1.4 billion. Performance obligations expected to be satisfied within one year and greater than one year are 29% and 71%, respectively. This amount and percentages exclude leasing arrangements and agreements with consumer customers.

Contract Acquisition Costs

The following table presents the activity in our contract acquisition costs, net:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Balance, beginning of period	$49,811	$57,337
Additions	2,880	9,185
Amortization expense	(9,752)	(9,833)
Foreign currency translation	248	406
Balance, end of period	$43,187	$57,095

Disaggregation of Revenue

Geographic Information

Revenue is attributed to geographic markets based upon the billing location of the customer. The following tables present our revenue from customer contracts disaggregated by primary geographic market:

	For the Three Months Ended
	March 31,
Revenue:	2026	2025

	(In thousands)
North America	$257,149	$298,054
South and Central America	30,161	31,577
Other	37,604	36,433
Total revenue	$324,914	$366,064

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Nature of Products and Services

The following tables present our revenue disaggregated by the nature of products and services:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Service revenue:
Services	$245,582	$275,286
Lease revenue	3,909	2,415
Total service revenue	249,491	277,701
Equipment sales and other revenue:
Equipment sales	41,909	33,409
Design, development and construction services	32,753	52,685
Lease revenue	761	2,269
Total equipment and other revenue	75,423	88,363
Total revenue	$324,914	$366,064

12.	Related Party Transactions

Related Party Transactions with EchoStar, our Parent, and its subsidiaries.

The following is a summary of the terms of our principal agreements with EchoStar, our parent, and its subsidiaries, that may have an impact on our financial condition and results of operations.

“Trade accounts receivable”

As of March 31, 2026 and December 31, 2025, trade accounts receivable from EchoStar was $49 million and $57 million, respectively. These amounts are recorded in “Other current assets” on our Condensed Consolidated Balance Sheets.

“Noncurrent receivables”

As of March 31, 2026 and December 31, 2025, noncurrent receivables from EchoStar was $93 million and $94 million, respectively. These amounts are recorded in “Other noncurrent assets, net” on our Condensed Consolidated Balance Sheets.

“Trade accounts payable”

As of March 31, 2026 and December 31, 2025, trade accounts payable to EchoStar was $34 million and $36 million, respectively. These amounts are recorded in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheets.

“Noncurrent payables”

As of March 31, 2026 and December 31, 2025, noncurrent payables to EchoStar was $28 million and $28 million, respectively. These amounts are recorded in “Other noncurrent liabilities” on our Condensed Consolidated Balance Sheets.

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

“Current operating lease liabilities”

As of March 31, 2026 and December 31, 2025, current operating lease liabilities to EchoStar were $163 million and $159 million, respectively. These amounts are recorded in “Operating lease liabilities” on our Condensed Consolidated Balance Sheets and relate to the lease of the EchoStar XXIV satellite.

HSSC 2026 Intercompany Loan

In February 2026, we entered into a secured intercompany financing agreement with our parent, EchoStar (the “Secured Financing Agreement” for an initial principal amount of $50 million, as well as an unsecured financing agreement (the “Unsecured Financing Agreement”) for an initial principal amount of $1 million plus accrued and unpaid interest outstanding under the secured agreement, to finance certain historical amounts owed, including interest, in connection with our EchoStar XXIV lease payments. Both agreements mature on the earlier of the receipt of a demand letter requesting payment in full or on August 1, 2026. Interest accrues on the unpaid principal amounts at a rate of 13.75% per annum, which is payable in arrears on the maturity date or upon any voluntary prepayment.

“Noncurrent operating lease liabilities”

As of March 31, 2026 and December 31, 2025, noncurrent operating lease liabilities to EchoStar were $557 million and $587 million, respectively. These amounts are recorded in “Operating lease liabilities, noncurrent” on our Condensed Consolidated Balance Sheets.

“Service revenue”

During the three months ended March 31, 2026 and 2025, we received $2 million and $3 million for services provided to EchoStar. These amounts are recorded in “Service revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these revenues are discussed below.

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

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

DBSD North America Agreement. In March 2012, DISH Network completed its acquisition of all of the equity of DBSD North America, Inc. (“DBSD North America”). Following the Merger, DISH Network’s ownership of DBSD North America was sold to our parent company, EchoStar, such that EchoStar now owns all of the equity of DBSD North America. Prior to DISH Network’s acquisition of DBSD North America and EchoStar’s completion of the Hughes Acquisition, DBSD North America and HNS entered into various agreements pursuant to which we provide, among other things, warranty, operations and maintenance and hosting services of DBSD North America’s gateway and ground-based communications equipment. DBSD North America has the right to continue to receive operations and maintenance services from us on a quarter-to-quarter basis, unless terminated by DBSD North America upon at least 120 days’ written notice to us. The provision of hosting services will continue until February 2027 unless terminated by DBSD North America upon at least 180 days’ written notice to us. In addition, DBSD North America generally may terminate any and all such services for convenience, subject to providing us with prior notice and/or payment of termination charges. We and DBSD North America amended the agreements for warranty, operations, and maintenance services for DBSD’s gateway and ground-based communications equipment, effective as of December 17, 2025, to extend the existing pricing and other terms through December 31, 2026.

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

“Equipment sales and other revenue”

During the three months ended March 31, 2026 and 2025, we received $1 million and $4 million, respectively, for services provided to EchoStar. These amounts are recorded in “Equipment sales and other revenue” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

“Cost of services”

During the three months ended March 31, 2026 and 2025, we incurred $35 million and $49 million, respectively, of costs for services provided to us by EchoStar. These amounts are recorded in “Cost of services” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

EchoStar XXIV Satellite Lease. Effective December 2023, we lease all of the capacity of the EchoStar XXIV satellite under an operating lease from EchoStar for a term of seven years for a monthly lease charge of approximately $16 million. We prepaid $185 million in lease obligations under the agreement during the year

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

ended December 31, 2024. The prepayments resulted in the lease liability and associated asset being remeasured. The prepayment ended in March 2025 with regular payments continuing in April 2025. During the first quarter of 2026, we entered into secured and unsecured loan agreements for approximately $51 million with EchoStar to finance certain historical amounts owed, including related interest, which are included in “Operating lease liabilities” and “Accrued interest” on our Condensed Consolidated Balance Sheets, in connection with our EchoStar XXIV lease payments. See Note 12 “HSSC 2026 Intercompany Loan” for further information.

TT&C Agreement – Master Transaction Agreement. In September 2019, we entered into an agreement pursuant to which EchoStar provides TT&C services to us for an initial term that ended in September 2021, (the “MTA TT&C Agreement”). In September 2021, we amended the MTA TT&C Agreement to extend the term until September 2022 and added the option for us to renew for three one-year renewal terms ending in September 2025. Effective September 2025, the MTA TT&C Agreement was extended on a month-to-month basis. In December 2025, the MTA TT&C Agreement was amended and automatically renews for successive one year terms unless either party gives written notice of its intent not to renew to the other party  at least 90 days before the expiration of the then current term.

“Cost of sales – equipment and other”

During the three months ended March 31, 2026 and 2025, we incurred less than $1 million and $1 million, respectively, for satellite hosting, operations and maintenance services as well as transmission of certain data to EchoStar. These amounts are recorded in “Cost of sales – equipment and other” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

“Selling, general and administrative expenses”

During each of the three months ended March 31, 2026 and 2025, we incurred less than $1 million for selling, general and administrative expenses for services provided to us by EchoStar. These amounts are recorded in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The primary agreements pertaining to these expenses are discussed below.

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

For the three months ended March 31, 2026 and 2025, we incurred sales incentives and other costs under the MSA totaling less than $1 million and $1 million respectively. These costs are capitalized and amortized to expense over the estimated customer life or the contract term. See Note 2 “Assets Recognized Related to the Costs to Obtain a Contract with a Customer” for further information. During the three months ended March 31, 2026 and 2025 the amounts amortized to expense were $1 million and less than $1 million, respectively. These costs are expensed in “Selling, general and administrative expenses” on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The table below summarizes our transactions with Deluxe:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Revenue from Deluxe	$1,092	$1,347

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Trade accounts receivable from Deluxe	$3,298	$2,504

Broadband Connectivity Solutions (Restricted) Limited

We own 20% of BCS, a joint venture that we entered into in 2018 to provide commercial Ka-band satellite broadband services across Africa, the Middle East and southwest Asia operating over Yahsat’s Al Yah 2 satellite.

The table below summarizes our transactions with BCS:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Revenue from BCS	$605	$789

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Trade accounts receivable from BCS	$711	$942

HUGHES SATELLITE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Hughes Systique Corporation (“Hughes Systique”)

We hold certain equity in Hughes Systique and contract with Hughes Systique for software development services.

The table below summarizes our transactions with Hughes Systique:

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Purchases from Hughes Systique	$3,092	$4,055

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Amounts payable to Hughes Systique	$1,104	$1,497

13.	Subsequent Event

On May 12, 2026, the FCC released its Memorandum Opinion and Order regarding the SpaceX Transactions which approved the transactions subject to certain conditions. For additional detail, please see the full orders available on the FCC's website. Our parent, EchoStar is currently evaluating these conditions and considering next steps.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

You should read the following Management’s Narrative Analysis of Results of Operations together with the condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This management’s narrative analysis is intended to help provide an understanding of our financial condition, changes in financial condition and results of our operations and contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Annual Report on Form 10‑K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q under the caption “Item 1A. Risk Factors.” Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10‑Q, and we expressly disclaim any obligation to update any forward-looking statements.

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

Pursuant to the terms and subject to the conditions set forth in the SpaceX License Purchase Agreement, EchoStar agreed to sell to SpaceX their rights and licenses related to an aggregate of 50 MHz of spectrum in frequency ranges 2000–2020, 2180–2200, 1915–1920 and 1995–2000 (the “AWS-4 and H-Block Licenses” and such spectrum, “the Spectrum”) granted by the FCC, together with certain international authorizations which we own, filings, concessions, licenses, rights and priorities related to that spectrum and certain assets associated therewith (collectively, the “Foreign Assets”).

The transfer of the AWS-4 and H-Block Licenses will occur in two steps: first, the AWS-4 and H-Block Licenses will be transferred by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the AWS-4 and H-Block Licenses will be transferred by the Trust to SpaceX (the “Spectrum Acquisition Closing”). The Foreign Assets, some of which we own, will be transferred by EchoStar directly to SpaceX at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.

The consideration for the Initial SpaceX Transactions payable at the Spectrum Acquisition Closing is $17 billion (the “Total Consideration Amount”). A portion of the Total Consideration Amount (such amount, the “Total Payoff Consideration Amount”) will be used to: (i) fully pay off all outstanding amounts owed on EchoStar’s 10 3/4% Senior Secured Notes due 2029 (the “10 3/4% Secured Notes”) and EchoStar’s 6 3/4% Senior Secured due 2030 (the “6 3/4% Secured Notes”) and (ii) settle the anticipated redemption and conversions of EchoStar’s 3 7/8% Convertible Secured Notes due 2030 (the “Convertible Notes due 2030” and, together with the 10 3/4% Secured Notes and the 6 3/4% Secured Notes, the “Seller Notes”). The remaining amount after paying off the Seller Notes (the “Purchase Price”) will be paid by SpaceX to EchoStar as follows: (i) up to $8.5 billion will be paid in SpaceX’s Class A Common Stock, valued at $212 per share (the “Equity Amount”); and (ii) any amount of the Purchase Price exceeding $8.5 billion will be paid in cash. If the Total Payoff Consideration Amount exceeds $8.5 billion, EchoStar may elect to pay the excess in cash, EchoStar’s Class A Common Stock (with respect to the Convertible Notes due 2030), or both, to maintain EchoStar’s receipt of the full Equity Amount. However, if EchoStar elects not to pay such excess amount, the Equity Amount will be reduced dollar-for-dollar to ensure that the combined Equity Amount and Total Payoff Consideration Amount do not exceed the Total

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

Consideration Amount. As of March 31, 2026, the aggregate principal amount outstanding of the Seller Notes was $9.821 billion and is secured by the AWS-4 and AWS-3 Licenses.

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

Additionally, in connection with the SpaceX License Purchase Agreement and the Initial SpaceX Transactions, on September 7, 2025, SpaceX and the Trust entered into a Credit Agreement, pursuant to which SpaceX has agreed upon the Spectrum Transfer Closing to loan to the Trust (via automatically cancellable loans) amounts sufficient to make debt service payments on the Seller Notes through at least November 30, 2027 (the “Interim Debt Service”), which will be secured on a junior lien basis by the AWS-4 and H-Block Licenses. The aggregate amount of payments for the Interim Debt Service through November 30, 2027 will equal approximately $2 billion and will be settled via a loan between EchoStar and SpaceX that automatically cancels upon the completion of the Spectrum Acquisition Closing. The Credit Agreement is generally on standard commercial terms and conditions and, as a beneficiary of the Credit Agreement, EchoStar has the ability to enforce the parties obligations under the Agreement. As of March 31, 2026, EchoStar has made approximately $414 million in cash interest payments on the Seller Notes, which is subject to reimbursement from SpaceX upon the Spectrum Transfer Closing.

Amended and Restated License Purchase Agreement

On November 5, 2025, our parent, EchoStar, SpaceX and Trust, entered into an Amended and Restated License Purchase Agreement (the “Amended and Restated SpaceX License Purchase Agreement,” and the transactions contemplated thereby, the “Amended SpaceX Transactions”), and, together with the Initial SpaceX Transactions, (the “SpaceX Transactions”). The Amended and Restated SpaceX License Purchase Agreement amends and restates in its entirety the SpaceX License Purchase Agreement, dated as of September 7, 2025, by and among EchoStar, SpaceX and Trust.

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

The SpaceX Transactions are subject to a number of terms and conditions set forth in the SpaceX License Purchase Agreement. The completion of the SpaceX Transactions are subject to the satisfaction or waiver of customary closing conditions, including, among others, receipt of certain consents and approvals from the FCC and the United States Department of Justice (the “DOJ.”) The SpaceX License Purchase Agreement also provides for specified termination rights.

The foregoing description of the Amended and Restated SpaceX License Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated SpaceX License Purchase Agreement, filed as an exhibit to EchoStar’s Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

Operating income before depreciation and amortization, and impairments and other (“Adjusted OIBDA”). Adjusted OIBDA is defined as “Operating income (loss)” plus “Depreciation and amortization” and “Impairments and other.” This non-GAAP measure is reconciled to “Operating income (loss)” in our discussion of “Results of Operations” below

Broadband subscribers. Broadband subscribers include domestic and international customers that subscribe to our HughesNet service, through retail, wholesale and small/medium enterprise service channels.

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

We offer broadband satellite technologies and broadband internet products and services to consumer customers, which include home and small to medium-sized businesses. We provide broadband network technologies, managed services, equipment, hardware, satellite services and communications solutions to government and enterprise customers. We have leveraged our satellite fleet to deliver satellite services to unserved and underserved consumer markets in the Americas as well as enterprise, aeronautical and government markets. We also design, provide and install gateway and terminal equipment to customers for other satellite systems. In addition, we design, develop, construct and provide telecommunication networks

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

comprising satellite ground segment systems and terminals to mobile system operators and our enterprise customers.

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

Backlog

As of March 31, 2026, our Hughes segment had approximately $1.4 billion of contracted revenue backlog. We define the Hughes segment contracted revenue backlog as our expected future revenue under enterprise customer contracts that are non-cancelable, including lease revenue.

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

In our consumer broadband satellite technologies and internet services markets, we compete against traditional telecommunications and wireless carriers, other satellite internet providers, as well as fiber optic, cable and wireless internet service providers. Our primary satellite competitors in the North American consumer market are ViaSat and SpaceX as well as Amazon Leo when launched. Both ViaSat and SpaceX have also entered the South American consumer market and additionally SpaceX has entered the Central American consumer market. Our principal competitors for the supply of satellite technology platforms are Gilat Satellite Networks Ltd, ViaSat and ST Engineering iDirect, Inc.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	For the Three Months Ended
	March 31,		Variance
Statements of Operations Data	2026	2025	Amount	%

	(In thousands)
Revenue:
Service revenue	$249,491	$277,701	$(28,210)	(10.2)
Equipment sales and other revenue	75,423	88,363	(12,940)	(14.6)
Total revenue	324,914	366,064	(41,150)	(11.2)

Costs and Expenses:
Cost of services	134,795	159,069	(24,274)	(15.3)
% of Service revenue	54.0%	57.3%
Cost of sales - equipment and other	70,790	81,586	(10,796)	(13.2)
% of Equipment sales and other revenue	93.9%	92.3%
Selling, general and administrative expenses	59,153	81,795	(22,642)	(27.7)
% of Total revenue	18.2%	22.3%
Depreciation and amortization	43,315	83,801	(40,486)	(48.3)
Impairments and other	—	—	—	*
Total costs and expenses	308,053	406,251	(98,198)	(24.2)

Operating income (loss)	16,861	(40,187)	57,048	*

Other Income (Expense):
Interest income	1,689	2,500	(811)	(32.4)
Interest expense, net of amounts capitalized	(26,365)	(25,659)	(706)	(2.8)
Other, net	1,352	1,750	(398)	(22.7)
Total other income (expense)	(23,324)	(21,409)	(1,915)	(8.9)
Income (loss) before income taxes	(6,463)	(61,596)	55,133	89.5
Income tax (provision) benefit, net	(1,216)	12,556	(13,772)	*
Effective tax rate	18.8%	20.4%
Net income (loss)	(7,679)	(49,040)	41,361	84.3
Less: Net income (loss) attributable to noncontrolling interests	(370)	(645)	275	42.6
Net income (loss) attributable to HSSC	$(7,309)	$(48,395)	$41,086	84.9

Other data:
Broadband subscribers, as of period end (in millions)	0.681	0.853	(0.172)	(20.2)
Broadband subscribers additions (losses), net (in millions)	(0.058)	(0.030)	(0.028)	(93.3)
Purchases of property and equipment	$11,610	$31,648	$(20,038)	(63.3)
OIBDA**	$60,176	$43,614	$16,562	38.0
*	Percentage is not meaningful.
**

A reconciliation of “OIBDA” to “Operating income (loss),” the most directly comparable GAAP measure in our Condensed Consolidated Financial Statements, is included in Non-GAAP Performance Measures and Reconciliation. For further information on our use of “OIBDA,” see Explanation of Key Metrics and Other Items.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

The following discussion relates to our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

Broadband subscribers. We lost approximately 58,000 net Broadband subscribers during the three months ended March 31, 2026 compared to the loss of approximately 30,000 net Broadband subscribers during the same period in 2025. The increase in net Broadband subscriber losses was primarily due to lower gross subscriber additions. We continue to experience increased competition from satellite-based competitors and other technologies.

Service revenue. “Service revenue” totaled $249 million for the three months ended March 31, 2026, a decrease of $28 million, or 10.2%, as compared to 2025. The decrease was primarily attributable to lower sales of broadband services to our North American consumer customers, partially offset by higher sales of broadband services to our North American enterprise customers.

Equipment sales and other revenue. “Equipment sales and other revenue” totaled $75 million for the three months ended March 31, 2026, a decrease of $13 million, or 14.6%, as compared to 2025. The decrease was primarily attributable to lower hardware sales to our international enterprise customers.

Cost of services. “Cost of services” totaled $135 million for the three months ended March 31, 2026, a decrease of $24 million, or 15.3%, as compared to 2025. The decrease was primarily attributable to lower costs of broadband services to our North American consumer and international enterprise customers, partially offset by higher costs of broadband services to our North American enterprise customers. Our “Cost of services” represented 54.0% and 57.3% of “Service revenue” during the three months ended March 31, 2026 and 2025, respectively.

Cost of sales - equipment and other. “Cost of sales - equipment and other” totaled $71 million for the three months ended March 31, 2026, a decrease of $11 million, or 13.2%, as compared to 2025. The decrease was primarily attributable to lower costs of equipment to international enterprise customers. Our “Cost of sales – equipment and other” represented 93.9% and 92.3% of “Equipment sales and other revenue” during the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative expenses. “Selling, general and administrative expenses” totaled $59 million for the three months ended March 31, 2026, a decrease of $23 million, or 27.7%, as compared to 2025. The decrease was primarily attributable to lower marketing expenditures and lower costs to support the Company due to cost reduction measures.

Depreciation and amortization. “Depreciation and amortization” expense totaled $43 million for the three months ended March 31, 2026, a decrease of $40 million, or 48.3%, as compared to 2025. This change was primarily driven by a decrease in depreciation expense for the assets impaired during the fourth quarter of 2025.

Income tax benefit (provision), net. Our “Income tax benefit (provision), net” was a $1 million provision for the three months ended March 31, 2026, as compared to a $13 million benefit for the three months ended March 31, 2025. This change was primarily driven by a decrease in loss before income taxes and changes in our effective tax rate. Our effective tax rate for the three months ended March 31, 2026, was impacted by federal and foreign valuation allowances and state rate changes. Our effective tax rate during the three months ended March 31, 2025 was impacted by federal and foreign valuation allowances.

Net income (loss) attributable to HSSC. The changes in “Net income (loss) attributable to HSSC” during the three months ended March 31, 2026 compared to the same period in 2025 were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

	For the Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Operating income (loss)	$16,861	$(40,187)
Depreciation and amortization	43,315	83,801
OIBDA	$60,176	$43,614
Impairments and other	—	—
Adjusted OIBDA	$60,176	$43,614

The changes in OIBDA and Adjusted OIBDA during the three months ended March 31, 2026, compared to the same period in 2025, were primarily a result of the factors described in connection with operating revenues and operating expenses.

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

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

The summarized balance sheet information for the obligor group of debt issued by HSSC is presented in the table below:

	As of
	March 31,	December 31,
	2026	2025

	(In thousands)
Current assets	$531,807	$570,212
Noncurrent assets	1,094,612	1,095,828
Current liabilities	1,962,485	2,006,221
Noncurrent liabilities	712,732	759,832
Due from non-guarantors	75,128	94,047
Due from related parties	55,515	54,278
Due to non-guarantors	20,542	30,352
Due to related parties	783,012	789,687

The summarized results of operations information for the combined obligor group of debt issued by HSSC is presented in the table below:

For the Three Months Ended
March 31, 2026
(In thousands)
Total revenues	$276,714
Operating income (loss)	11,444
Net income (loss)	(12,950)
Revenue from non-guarantors	3,166

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

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS – Continued

We will continue to assess circumstances going forward and make insurance-related decisions on a case-by-case basis.

Satellite Anomalies and Impairments

Our satellites may experience anomalies from time to time, some of which may have a significant adverse effect on their remaining useful lives, the commercial operation of the satellites, our operating results or financial position. Other than the anomalies related to the Al Yah 3 satellite in 2023, which we no longer utilize, we are not aware of any other anomalies with respect to our owned or leased satellites as of March 31, 2026. There can be no assurance, however, that undetected existing or future anomalies will not have a significant adverse effect on our operations or revenue in the future. In addition, there can be no assurance that we can recover critical transmission capacity in the event one or more of our satellites were to fail.

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

Item 1A. RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

101 ☐

The following materials from the Quarterly Report on Form 10‑Q of Hughes Satellite Systems Corporation for the quarter ended March 31, 2026 filed on May 12, 2026 formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

Date: May 12, 2026